Form 10-Q
period 2011-03-31
GSV Capital Corp.
filed 2011-06-13
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 COMMISSION FILE NUMBER: 814-00852

GSV Capital Corp.
(Exact name of registrant as specified in its charter)

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)

2965 Woodside Road
Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

(650) 206-2965
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of June 13, 2011 was 3,335,100.

 GSV CAPITAL CORP.
TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (Unaudited)	3
	Statements of Assets and Liabilities as of March 31, 2011	3
	Statement of Operations for the period from January 6, 2011 (Date of Inception) to March 31, 2011	4
	Statement of Changes in Net Assets or the period from January 6, 2011 (Date of Inception) to March 31, 2011	5
	Statement of Cash Flows or the period from January 6, 2011 (Date of Inception) to March 31, 2011	6
	Notes to the Financial Statements as of March 31, 2011	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Forward-Looking Statements	10
	Overview	11
	Critical Accounting Policies	13
	Current Market Conditions and Market Opportunity
	Portfolio Composition and Investment Activity
	Results of Operations	12
	Liquidity and Capital Resources	12
	Recent Developments	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Reserved	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
	Signatures	31

PART  I:               FINANCIAL INFORMATION

Item 1.                   Financial Statements

GSV CAPITAL CORP.
(A Development Stage Company)
(formerly NeXt Innovation Corp.)
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

March 31, 2011
ASSETS
Cash	$1,382
Deferred Offering Costs	305,980

Total Assets	$307,362

LIABILITIES AND NET ASSET DEFICIT
Liabilities
Due to Affiliate	$95,795
Accounts Payable	129,513
Accrued Offering Costs	122,093
Accrued Organization Expenses	69,269

Total Liabilities	416,670

Net Assets Deficit
Common Stock, par value $0.01 per share (100,000,000 authorized; 100 issued and outstanding)	1
Paid-in capital in excess of par	1,499
Deficit accumulated during development stage	(110,808)

Total Net Assets Deficit	(109,308)

Total Liabilities and Net Assets Deficit	$307,362

Net Asset Value Per Share	$(1,093.08)

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(A Development Stage Company)
(formerly NeXt Innovation Corp.)
STATEMENT OF OPERATIONS
(Unaudited)

From January 6, 2011 (Date of Inception) to March 31, 2011
OPERATING EXPENSES
Bank Fees	$118
Professional Fees	16,050
Organization Expenses	94,640

Total Operating Expenses	110,808

Net Investment Loss	$(110,808)

Net Investment Loss Per Share	$(1,108.08)

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(A Development Stage Company)
(formerly NeXt Innovation Corp.)
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

From January 6, 2011 (Date of Inception) to March 31, 2011
Decrease in Net Assets from Operations
Net Investment Loss	$(110,808)

Capital Share Transactions
Net proceeds from shares sold	1,500

Decrease in Net Assets from Operations	(109,308)
Net Assets at Beginning of Period	-

Net Assets at End of Period	$(109,308)

Capital Share Activity
Shares sold	100
Shares Outstanding at End of Period	100

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(A Development Stage Company)
(formerly NeXt Innovation Corp.)
STATEMENT OF CASH FLOWS
(Unaudited)

From January 6, 2011 (Date of Inception) to March 31, 2011
Net Decrease in Net Assets from Operations
Net Investment Loss	$(110,808)
Adjustments to reconcile Net Decrease in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Increase in Accounts Payable	9,426
Increase in Accrued Expenses	69,269
Net Cash Used in Operating Activities	(32,113)

Cash Flows from Financing Activities
Net proceeds from shares sold	1,500
Increase in Due to Affiliate	95,795
Increase in Deferred Offering Costs	(63,800)
Net Cash Provided by Financing Activities	33,495

Total Increase in Cash Balance	1,382
Cash Balance at Beginning of Period	-
Cash Balance at End of Period	$1,382

Non-Cash Items
Increase in Deferred Offering Costs	$(242,180)
Increase in Accrued Expenses	122,093
Increase in Accounts Payable	120,087

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(A Development Stage Company)
(formerly NeXt Innovation Corp.)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (formerly NeXt Innovation Corp., the “Company”, “we”, “our” or “GSV Capital”) was formed in September 2010 as a Maryland corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company will be managed by GSV Asset Management, LLC (formerly NeXt Asset Management, “GSV Asset Management”).

The Company’s date of inception is January 6, 2011, which is the date it commenced its development stage activities.  As of March 31, 2011, the Company had not yet begun investment operations, and all of the outstanding shares were owned by an officer of the Company who is also a principal of GSV Asset Management. On April 28, 2011, the Company priced its initial public offering, selling 3,335,000 shares at a price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to the Company of approximately $46.5 million. The Company’s shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC.”

The Company’s investment objective is to maximize capital appreciation. The Company will seek to achieve its investment objective by investing primarily in privately held high growth venture backed companies and select mid cap and large cap publicly traded companies.

On March 28, 2011, the board of directors of the Company approved Articles of Amendment and Restatement, reflecting a change in the Company’s name from NeXt BDC Capital Corp. to NeXt Innovation Corp., which Articles of Amendment and Restatement became effective upon filing with the State Department of Assessment and Taxation of the State of Maryland on March 29, 2011. On May 26, 2011, the Company filed a similar document reflecting a change in the Company’s name from NeXt Innovation Corp. to GSV Capital Corp.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits.

U.S. Federal and State Income Taxes

The Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the  position has met the “more-likely-than-not” threshold.  The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company did not have any unrecognized tax benefits as of the period presented herein.  The Company identified its major tax jurisdictions as U.S. Federal and California, and is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Organization and Offering costs

Organization costs include costs relating to the formation and incorporation of the business. These costs are expensed as incurred. As of March 31, 2011, the Company has incurred and expensed organization costs of $94,640.  Offering costs include legal fees and other costs pertaining to the initial public offering. These costs have been deferred and will be offset against capital proceeds from the initial public offering. As of March 31, 2011, these costs amount to $322,030.

New Accounting Standards

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time management is evaluating the implications of the amendment to ASC 820 and the impact to the financial statements of GSV Capital Corp.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. As of the date of these financial statements, no services have been performed by GSV Asset Management, and no fees have been paid or accrued.

As of the date of these financial statements, GSV Asset Management advanced $570 for the benefit of the Company.

Certain officers of the Company are also principals of GSV Asset Management.  Advances made on behalf of the Company by its officers or directors for organizational and offering costs amount to $95,225.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company will reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. As of the date of these financial statements, no services have been performed by GSV Capital Service Company, and no fees have been paid or accrued.

NOTE 3 — LEGAL CONTINGENCIES

On April 18, 2011, the Company received an email from counsel for Christian Glynn, the purported Chief Executive Officer and Managing Director of Perrarus Management Company LLC (“Perrarus”), in which it was alleged that the Company had orally agreed to both allow Perrarus to make an unspecified investment in GSV Capital, and to collaborate with Perrarus in certain co-investment opportunities. The email then demanded that the Company place $3 million into escrow pending the negotiation of a written agreement acceptable to both parties, with such escrowed sum being released to Mr. Glynn in the event that the Company was unable to reach an agreement within 15 days following consummation of the initial public offering. The email went on to claim that Mr. Glynn would “look to other methods for recovering the damages caused” if the escrow proposal set forth therein was rejected. On April 19, 2011, the Company’s counsel advised Mr. Glynn that it was unaware of any agreements with him, either express or implied, rejected his proposal and suggested that the Company would pursue all possible remedies available to it in the event the Company suffered damages as a result of the implicit threats contained in the correspondence from his counsel.  Since the initial public offering on April 28, 2011, the Company has not received any further communication from Mr. Glynn or his counsel.

The Company believes Mr. Glynn’s allegations are baseless and without merit, and the Company intends to pursue a vigorous defense against any legal actions he may in the future choose to bring arising out of or relating to such allegations. However, to the extent Mr. Glynn pursues legal action based on his allegations, regardless of whether or not he is successful on the merits, the Company may incur significant legal and other expenses related to its defense of any such legal action. In the event the Company is unsuccessful in recovering such expenses from Mr. Glynn, those expenses could have a material and adverse effect on the Company’s results of operations and financial position. In addition, any judgment in favor of Mr. Glynn could have a similar material and adverse effect on the Company’s results of operations and financial position.

On April 21, 2011, Next Financial Group, Inc. (“Next Financial”), filed a civil action in federal district court in the Northern District of California against NeXt Innovation, NeXt Innovation Service Company, NeXt Asset Management and certain other defendants alleging trademark infringement and unfair competition based on Next Financial’s federal trademark registrations, as well as other asserted common law rights in the words “NEXT” and “NEXT FINANCIAL,” alleged to be used by Next Financial in connection with independent brokerage and advisory services. Next Financial sought both a preliminary and permanent injunction, enhanced damages and profits, costs and reasonable attorneys’ fees. The Company has entered into a definitive settlement agreement with Next Financial, dated as of May 9, 2011, pursuant to which the Company agreed to change its name, stock ticker and domain name to no longer use the term “NeXt”, and Next Financial agreed to withdraw its complaint with prejudice.

While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

NOTE 4 — INDEMNIFICATION

Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be known; however, the Company expects any risk of loss to be remote.

NOTE 5 — RECENT DEVELOPMENTS

On, June 6, 2011, the Company announced that it had made a direct investment of $2.25 million in Kno, Inc., a leading education software company.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about GSV Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Overview

We are a newly formed, externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity investments. We intend to invest principally in the equity securities of venture capital-backed, rapidly growing emerging companies. We may also invest on an opportunistic basis in select publicly-traded equity securities of rapidly growing companies that otherwise meet our investment criteria. In addition, while we intend to invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria, although in no event will the aggregate value of our non-U.S. investments exceed 30% of the aggregate value of our total investment portfolio. We intend to acquire our investments primarily through private secondary market transactions and, to a lesser extent, through transactions executed on public securities exchanges and direct investments in our portfolio companies. Our investment activities will be managed by GSV Asset Management. GSV Capital Service Company will provide the administrative services necessary for us to operate.

We will seek to deploy capital primarily in the form of equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a high equity component. We will seek primarily minority equity investments in our portfolio companies. We anticipate that substantially all of the net proceeds of the initial public offering will be used for the above purposes within six to twelve months, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions.

We will seek to create a low-turnover, relatively diversified portfolio that we expect will initially include investments in 15 to 30 companies. We expect that total number of portfolio companies in which we are invested will increase as our equity capital base grows, including to the extent we conduct follow-on equity offerings. Our investment adviser’s investment decisions will be based on an extensive analysis of each potential portfolio company’s business operations supported by an in-depth understanding of key fundamentals such as growth potential, the quality of recurring revenues and cash flow, variability of costs and the inherent value of a prospective portfolio company’s assets, including proprietary intangible assets and intellectual property. We expect that many of the companies that our investment adviser will evaluate will have financial backing provided by top tier private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

Recent Developments

Initial Public Offering

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital Corp. of approximately $46.5 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC.”

The total expenses of the offering, excluding the underwriting discounts, were approximately $512,000, and the organization expenses were approximately $162,000.

Name Change

The board of directors of the Company approved Articles of Amendment, reflecting a change in the Company’s name from NeXt Innovation Corp. to GSV Capital Corp., which became effective upon filing with the State Department of Assessment and Taxation of the State of Maryland on May 26, 2011.

Investments

On, June 6, 2011, the Company announced that it had made a direct investment of $2.25 million in Kno, Inc. (“Kno”), a leading education software company. The Company joined other top technology investors including Intel Capital, Andreessen Horowitz, Advance Publications and Goldman Sachs in the Series C funding round.  Kno creates education software with the mission of making learning engaging, effective, and social for students through its complete education platform. Kno delivers digital textbooks through applications for the iPad and other technologies through a cloud service platform.

The Company is presently in the final stages with a handful of private company investments that it anticipates acquiring within the next 30 days, subject to applicable closing conditions.  These acquisitions are being done on the secondary market and involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal.  At that point escrow is closed and the Company’s acquisitions are effective.  The Company has made approximately $8.0 million in such escrow deposits.

 Results of Operations

GSV Capital was formed in September 2010, so there is no comparable period to compare results for the period from January 1, 2011 to March 31, 2011.

For the period from January 6, 2011 (Date of Inception) to March 31, 2011 the company incurred $118 in bank charges, $16,050 in professional fees and $94,640 in organizational expenses.  The company held $1,382 in unrestricted cash on March 31, 2011.

Net loss per share for the period from January 6, 2011 (Date of Inception) to March 31, 2011 was $(1,108.08).

Financial Condition, Liquidity and Capital Resources

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital of approximately $46.5 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC.”

Contractual Obligations

We did not incur any investment advisory or administration fees, or other material contractual obligations, during the period from January 6, 2011 (Date of Inception) to March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

We had no borrowings outstanding as of March 31, 2011.

Related Party Transactions

Investment Advisory Agreement

We have entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. As of the date of these financial statements, no services have been performed by GSV Asset Management, and no fees have been paid or accrued.

As of the date of these financial statements, GSV Asset Management advanced $570 for the benefit of GSV Capital.

Certain of our officers are also principals of GSV Asset Management.  Advances made on behalf of GSV Capital by our officers or directors for organizational and offering costs amount to $95,225.

Administration Agreement

We have entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping record keeping services and other administrative services, in connection with our initial public offering. We will reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. As of the date of these financial statements, no services have been performed by GSV Capital Service Company, and no fees have been paid or accrued.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Critical Accounting Policies

Basis of Presentation

The financial statements included herein are expressed in United States dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

Recently Issued Accounting Standards

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time management is evaluating the implications of the amendment to ASC 820 and the impact to the financial statements of GSV Capital Corp.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, we held no investments and no debt outstanding.  We are subject to financial market risks, which could include, to the extent we utilize leverage, changes in interest rates.  As we intend to invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact our return on our portfolio investments, although any significant change in market interest rates could potentially have an indirect affect on the financial condition and results of operations of the portfolio companies in which we invest.

Item 4.                     Controls and Procedures

As of March 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the const-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II:                OTHER INFORMATION

Item 1.                     Legal Proceedings

On April 18, 2011, we received an email from counsel for Christian Glynn, the purported Chief Executive Officer and Managing Director of Perrarus Management Company LLC (“Perrarus”), in which it was alleged that we had orally agreed to both allow Perrarus to make an unspecified investment in GSV Capital, and to collaborate with Perrarus in certain co-investment opportunities. The email then demanded that we place $3 million into escrow pending the negotiation of a written agreement acceptable to both parties, with such escrowed sum being released to Mr. Glynn in the event that we were unable to reach an agreement within 15 days following consummation of the initial public offering. The email went on to claim that Mr. Glynn would “look to other methods for recovering the damages caused” if the escrow proposal set forth therein was rejected. On April 19, 2011, our counsel advised Mr. Glynn that we were unaware of any agreements with him, either express or implied, rejected his proposal and suggested that we would pursue all possible remedies available to us in the event we suffered damages as a result of the implicit threats contained in the correspondence from his counsel. Since our initial public offering on April 28, 2011, we have received no further communication from Mr. Glynn or his counsel.

We believe Mr. Glynn’s allegations are baseless and without merit, and we intend to pursue a vigorous defense against any legal actions he may in the future choose to bring arising out of or relating to such allegations. However, to the extent Mr. Glynn pursues legal action based on his allegations, regardless of whether or not he is successful on the merits, we may incur significant legal and other expenses related to our defense of any such legal action. In the event we are unsuccessful in recovering such expenses from Mr. Glynn, those expenses could have a material and adverse effect on our results of operations and financial position. In addition, any judgment in favor of Mr. Glynn could have a similar material and adverse effect on our results of operations and financial position.

On April 21, 2011, Next Financial Group, Inc. (“Next Financial”), filed a civil action in federal district court in the Northern District of California against NeXt Innovation, NeXt Innovation Service Company, NeXt Asset Management and certain other defendants alleging trademark infringement and unfair competition based on Next Financial’s federal trademark registrations, as well as other asserted common law rights in the words “NEXT” and “NEXT FINANCIAL,” alleged to be used by Next Financial in connection with independent brokerage and advisory services. Next Financial sought both a preliminary and permanent injunction, enhanced damages and profits, costs and reasonable attorneys’ fees. We have entered into a definitive settlement agreement with Next Financial, dated as of May 9, 2011, pursuant to which we agreed to change our name, stock ticker and domain name to no longer use the term “NeXt”, and Next Financial agreed to withdraw its complaint with prejudice.

Except as set forth above, none of us, our investment adviser or administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our investment adviser or administrator. From time to time, we, our investment adviser or administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.                  Risk Factors

Investing in our common stock involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a new company with no operating history, and our investment adviser has only a limited history of investing experience.

We were initially formed in September 2010 and completed our initial public offering on April 28, 2011. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. In addition, our investment adviser, GSV Asset Management, was formed in November 2009, and has only a limited history of investing experience managing a pool of assets substantially smaller in size than the net proceeds that were received in the initial public offering. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or fall to zero. We anticipate that it will take us up to six to twelve months to invest substantially all of the net proceeds of the initial public offering in our targeted investments. During this period, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, we will retain a portion of the net proceeds from the initial public offering for purposes of funding our ongoing operations subsequent to the completion of the initial public offering.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

We intend to continue to qualify as a business development company under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We will be dependent upon GSV Asset Management’s senior investment professionals for our future success, particularly Michael T. Moe, Stephen D. Bard and Luben Pampoulov. If we lose any our investment adviser’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We will depend on the diligence, skill and network of business contacts of the GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our investment adviser’s senior investment professionals, particularly Michael T. Moe, Stephen D. Bard and Luben Pampoulov. None of Messrs. Moe, Bard or Pampoulov is subject to an employment contract, and neither will receive any compensation from us, other than payments attributable to the investment advisory fee. None of Messrs. Moe, Bard or Pampoulov will devote all of their business time to our operations, and each will have other demands on their time as a result of their other activities. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objective.

None of the GSV Asset Management’s senior investment professionals or Advisory Board members, including Michael T. Moe, Stephen D. Bard and Luben Pampoulov, are subject to employment agreements, and we cannot assure you that our investment adviser will be successful in retaining its senior investment professionals.

None of the members of GSV Asset Management’s senior investment professionals or its Advisory Board members, including Michael T. Moe, Stephen D. Bard and Luben Pampoulov, are subject to employment agreements. As a result, although Messrs. Moe, Bard and Pampoulov comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of our investment adviser’s senior investment professionals or the Advisory Board members, including Messrs. Moe, Bard and Pampoulov, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. We cannot assure you that our investment adviser will be successful in retaining its senior investment professionals or the Advisory Board members, including Messrs. Moe, Bard and Pampoulov. The departure of either of Messrs. Moe, Bard or Pampoulov could have a material adverse effect on our ability to achieve our investment objective.

Our growth will require that GSV Asset Management retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it will compete for experienced personnel will have greater resources than it will have.

We have been notified of a potential claim by a purported potential investor in GSV Capital alleging that we have failed to honor an oral agreement with such investor.

On April 18, 2011, we received an email from counsel for Christian Glynn, the purported Chief Executive Officer and Managing Director of Perrarus Management Company LLC (“Perrarus”), in which it was alleged that we had orally agreed to both allow Perrarus to make an unspecified investment in GSV Capital, and to collaborate with Perrarus in certain co-investment opportunities. The email then demanded that we place $3 million into escrow pending the negotiation of a written agreement acceptable to both parties, with such escrowed sum being released to Mr. Glynn in the event that we were unable to reach an agreement within 15 days following consummation of the initial public offering. The email went on to claim that Mr. Glynn would “look to other methods for recovering the damages caused” if the escrow proposal set forth therein was rejected. On April 19, 2011, our counsel advised Mr. Glynn that we were unaware of any agreements with him, either express or implied, rejected his proposal and suggested that we would pursue all possible remedies available to us in the event we suffered damages as a result of the implicit threats contained in the correspondence from his counsel. Since our initial public offering on April 28, 2011, we have received no further communication from Mr. Glynn or his counsel.

We believe Mr. Glynn’s allegations are baseless and without merit, and we intend to pursue a vigorous defense against any legal actions he may in the future choose to bring arising out of or relating to such allegations. However, to the extent Mr. Glynn pursues legal action based on his allegations, regardless of whether or not he is successful on the merits, we may incur significant legal and other expenses related to our defense of any such legal action. In the event we are unsuccessful in recovering such expenses from Mr. Glynn, those expenses could have a material and adverse effect on our results of operations and financial position. In addition, any judgment in favor of Mr. Glynn could have a similar material and adverse effect on our results of operations and financial position.

A disruption in the capital markets and the credit markets could negatively affect our business.

As a business development company, we will have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Although we do not anticipate borrowing funds for investment purposes, to the extent we do utilize leverage and the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. For example, we cannot be certain that we will be able to raise additional equity capital to provide funding for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many institutional investors have reduced or ceased providing funding to borrowers. This market turmoil has led to increased market volatility and widespread reduction of business activity generally.

Our financial condition and results of operations will depend on our ability to achieve our investment objective.

We are a newly organized company. As such, it is subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our investment objective will depend on our investment adviser’s ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. We cannot assure you that GSV Asset Management will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective.

In addition to monitoring the performance of our existing investments, GSV Asset Management will be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We will incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the Securities and Exchange Commission.

Even in the event the value of your investment declines, the management fee will still be payable.

The management fee will be calculated as 2.0% of the value of our gross assets at a specific time. The management fee is payable regardless of whether the value of our gross assets or your investment declines. As a result, we may owe GSV Asset Management a management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the management fee is paid.

Our business model depends upon the development and maintenance of strong referral relationships with private equity and venture capital funds and investment banking firms.

If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions.

We will operate in a highly competitive market for direct equity investment opportunities.

A large number of entities compete with us to make the types of direct equity investments that we intend to target as a secondary focus of our business strategy. We will compete for such investments with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make direct equity investments that are consistent with our investment objective.

There are significant potential risks relating to investing in securities traded on private secondary markets.

We intend to invest in our portfolio companies primarily through secondary market transactions. Unlike portfolio companies in which we may make direct investments, we will likely have little or no direct access to financial or other information from the portfolio companies in which we invest through such private secondary market transactions. As a result, we will be dependent upon the relationships and contacts of our investment adviser’s senior investment professionals, its Advisory Board members and our board of directors to obtain the information necessary for our investment adviser to perform its research and due diligence process, and to monitor our investments after they are made. In addition, while our investment adviser will have access to the proprietary research and analytical capabilities of neXtup, we cannot assure you that our investment adviser will be able to acquire adequate information on which to make its investment decision with respect to any private secondary market purchases, or that the information it is able to obtain will be accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies in which we invest through private secondary market transactions could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

In addition, while we believe private secondary markets provide greater opportunities for liquidity than direct investments in portfolio companies, we cannot assure you that the portfolio companies in which we invest through private secondary market transactions will have or maintain active trading markets, and the prices of those securities may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may cause an inability for us to realize full value on our investment. In addition, wide swings in market prices, which are typical of irregularly traded securities, could cause significant and unexpected declines in the value of our portfolio investments. In addition, prices in private secondary markets that remain illiquid may not accurately reflect the true value of a portfolio company, and may in certain cases overstate a portfolio company’s actual value, which may cause us to realize future capital losses on our investment in that portfolio company. If any of the foregoing were to occur, it would likely have a material and adverse effect on our net asset value and results of operations.

There are significant potential risks associated with investing in venture capital and private equity-backed non-public companies with complex capital structures.

We intend to invest primarily in venture capital-backed, rapidly growing emerging non-public companies, either through private secondary market transactions or through direct investments in such companies. Such private companies frequently have much more complex capital structures than traditional publicly-traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In certain cases, such private companies may also have preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies. Although we believe that our investment adviser’s senior investment professionals, its Advisory Board members and our board of directors have extensive experience evaluating and investing in private companies with such complex capital structures, we cannot assure you that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

Certain of our officers and directors have initially paid expenses we may incurred in connection with our organization and the initial public offering, subject to reimbursement from us of the actual organizational and offering expenses they have incurred on our behalf upon completion of the offering. We used a portion of the net proceeds of the offering to reimburse such officers and directors for approximately $116,000 of estimated offering expenses and approximately $17,000 of organizational expenses they have incurred on our behalf. In addition, we have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our president, chief executive officer and chairman of our board of directors, Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary, and Luben Pampoulov, our vice-president. Messrs. Moe, Bard and Pampoulov, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. Mr. Moe is the managing member of and controls GSV Capital Service Company. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, GSV Asset Management currently manages NeXt X Fund, LP (“NeXt X Fund”), a global long/short absolute return fund.

While the investment focus of each of these entities tends to be different from our investment objective, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, GSV Asset Management does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both GSV Capital  and the other funds that are currently or in the future may be managed by GSV Asset Management. However, to the extent it does identify such opportunities, GSV Asset Management will allocate such opportunities between GSV Capital  and such other funds pursuant to an established procedure to ensure that such allocation is fair and equitable. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between GSV Capital  and any such other funds.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our board of directors will review these procedures on an annual basis.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, directors and employees. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our chief compliance officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our board of directors is also required to review and approve any transactions with related parties, as such term is defined in Item 404 of Regulation S-K. In accordance with Item 404, related parties generally include our directors and executive officers, any nominees for director, any immediate family member of a director or executive officer or nominee for director, and any other person sharing the household of such director, executive officer or nominee for director.

Finally, we will pay GSV Capital Service Company our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and any administrative support personnel, which creates conflicts of interest that our board of directors must monitor.

Our incentive fee may induce GSV Asset Management to make speculative investments.

The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Although no leverage is currently contemplated, the way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, while we will not use borrowings or other leverage for investment purposes during the 12 months following completion of the initial public offering, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage GSV Asset Management to use leverage to make additional investments. We will be required, however, to obtain the approval of our board of directors before we incur any future indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, our investment adviser will have control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, our investment adviser may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize its incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. Our board of directors will monitor such conflicts of interest in connection with its review of the performance of our investment adviser under our Investment Advisory Agreement, as well as during its quarterly review of our financial performance and results of operations.

Our investment adviser will have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser will have the right, under the Investment Advisory Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The lack of experience of our investment adviser and its management in operating under the constraints imposed on us as a business development company may hinder the achievement of our investment objectives.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of U.S.-based private companies or public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. Government securities and other high quality debt instruments that mature in one year or less. In addition, qualification for taxation as a RIC requires satisfaction of source-of-income, diversification and distribution requirements. GSV Asset Management does not have experience investing under these constraints. These constraints, among others, may hinder GSV Asset Management’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We will likely experience fluctuations in our quarterly results.

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Although we intend to focus on achieving capital gains from our investments, in certain cases we may receive current income, either through interest or dividend payments, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Although we will not use leverage during the first 12 months of operations following completion of the initial public offering, and we have no present intent to issue preferred stock, we may in the future issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

If in the future we issue debt or preferred stock, all of the costs of offering and servicing such debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors, which may result in a conflict of interest for such directors between the interests of our common stockholders on the one hand and our preferred stockholders on the other hand, in the event their respective interests vary. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies described in this prospectus.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in the best interests of GSV Capital  and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders.

Our board of directors is authorized to reclassify any unissued shares of stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our board of directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our board of directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of GSV Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. See “Description of Securities — Preferred Stock.” As of April 27, 2011, we are authorized to issue up to 100,000,000 shares of common stock, of which 3,335,100 shares were issued and outstanding after completion of the initial public offering. In the event our board of directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the board of directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors will have the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company, or RIC.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code beginning in 2011 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. In order to qualify as a RIC, we must meet certain income source, asset diversification and annual distribution requirements. The income source requirement is satisfied if, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, income from certain qualified publicly traded partnership or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Although no leverage is currently contemplated, because we may use additional debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business and the value of your investment.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Our bylaws contain a provision exempting any and all acquisitions by any person of our shares of stock from the Control Share Act under the Maryland General Corporation Law. If our board of directors does not otherwise approve a business combination, the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Additionally, under our charter, our board of directors is divided into three classes serving staggered terms; our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Risks Related To Our Investments

Our investments in the privately-held venture capital-backed, rapidly growing emerging non-public companies that we are targeting may be extremely risky and we could lose all or part of our investments.

Investment in the venture capital-backed, rapidly growing emerging non-public companies that we are targeting involves a number of significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to bankruptcy or liquidation and the loss of our equity investment;

•
they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;

•
because they are privately owned, there is generally little publicly available information about these businesses; therefore, although our investment adviser’s agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary markets, we may be unable to obtain financial or other information regarding the companies in which we invest;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

A portfolio company’s failure to satisfy financial or operating covenants imposed by its lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our equity investment in such portfolio company. We may incur expenses to the extent necessary to seek recovery of our equity investment or to negotiate new terms with a financially distressed portfolio company.

We have not identified the portfolio companies in which we will invest the net proceeds of the initial public offering.

Our investments will be selected by our investment adviser’s senior investment professionals who comprise its investment committee and our stockholders will not have input into their investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our shares.

We may not realize gains from our equity investments.

We intend to invest principally in the equity and equity-related securities of privately-held venture capital-backed, rapidly growing emerging non-public companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments.

Our portfolio may be concentrated in a limited number of portfolio companies or market sectors, which will subject us to a risk of significant loss if the business or market position of these companies deteriorates or market sectors experiences a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate could materially adversely affect us.

Technology-related sectors are subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

Given the experience of our investment adviser’s senior investment professionals and its Advisory Board members within the technology space, we expect that a number of the companies in which we invest will operate in technology-related sectors. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any equity securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Because our investments will generally not be in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that many of our equity investments will trade on private secondary markets, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our board of directors based upon the recommendation of the Board of Director’s Valuation Committee in accordance with our written valuation policy. In connection with that determination, members of investment adviser’s portfolio management team will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Valuation Committee intends to utilize the services of an independent valuation firm, which will prepare valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the board of directors will retain ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Committee will take into account in providing its fair value recommendation to the board of directors with respect to such non-traded investments will include, as relevant, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

The lack of liquidity in, and potentially extended duration of, our many of our investments may adversely affect our business, and will delay any distributions of gains, if any.

Our investments will generally not be in publicly traded securities. Although we expect that many of our equity investments will trade on private secondary markets, certain of the securities we hold will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. In addition, while some portfolio companies may trade on private secondary markets, we can provide no assurance that such a trading market will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate. The illiquidity of our investments, including those that are listed on private secondary markets, may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We will have no limitation on the portion of our portfolio that may be invested in illiquid securities, and a substantial portion or all of our portfolio may be invested in such illiquid securities from time to time.

In addition, because we will generally invest in equity and equity-related securities, we do not expect realization events, if any, to occur in the near-term. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur. Even if such appreciation does occur, it is likely that initial purchasers of our shares could wait for an extended period of time before any appreciation or sale of our investments, and any attendant distributions of gains, may be realized.

Investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

While we intend to invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet out investment criteria, although in no event will the aggregate value of our non-U.S. investments exceed 30% of the aggregate value of our total investment portfolio. Investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

Although we expect that most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments or may otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

In the event we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Generally, we will not take controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the equity and equity-related investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

Risks Related to an Investment in Our Common Stock

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;
•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;
•	failure to qualify as a RIC, or the loss of RIC status;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
•	general economic conditions and trends;
•	fluctuations in the valuation of our portfolio investments;
•	operating performance of companies comparable to us;
•	market sentiment against technology-related companies; or
•	departures of any of the senior investment professionals or Advisory Board members of GSV Asset Management.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. As we intend to focus on making primarily capital gains-based investments in equity securities, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2011, we issued 100 shares of common stock to Michael Moe for $1,500 in connection with the organization of GSV Capital. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) as transactions by an issuer not involving a public offering. We did not engage in any other unregistered sales of equity securities during the three months ended March 31, 2011.

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   Reserved

[Intentionally left blank]

Item 5.                   Other Information

[Intentionally left blank]

Item 6.                   Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*

3.2	Amendment to Articles of Amendment and Restatement**

3.3	Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Form of Dividend Reinvestment Plan*

10.2	Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC (f/k/a NeXt Asset Management, LLC) *

10.3	Administration Agreement by and between Registrant and GSV Capital Service Company, LLC (f/k/a NeXt Innovation Service Company, LLC)*

10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*

10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

 * Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011.
** Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: June 13, 2011
By:	/s/ Michael T. Moe

Michael T. Moe
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: June 13, 2011
By:	/s/ Stephen D. Bard

Stephen D. Bard
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)