Form 10-Q
period 2011-06-30
GSV Capital Corp.
filed 2011-08-16
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 15, 2011 was 3,335,100.

GSV CAPITAL CORP.

PART  I:                 FINANCIAL INFORMATION

Item 1.                     Financial Statements

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF ASSETS AND LIABILITIES
(Unaudited)

June 30, 2011
ASSETS
Investments at fair value:
Investments in non-control/non-affiliated securities (cost of $16,304,337)	$16,244,703
Investments in money market funds (cost of $4,500,000)	4,500,000
Total Investments (cost of $20,804,337)	20,744,703

Cash	24,214,777
Due from:
GSV Asset Management	46,236
Portfolio company	26,217
Escrow deposits	172,995
Prepaid expenses	228,384
Other assets	26,148

Total Assets	45,459,460

LIABILITIES
Liabilities
Due to GSV Asset Management	78,461
Due to other affiliates	7,012
Accounts payable	7,055
Accrued expenses	101,510

Total Liabilities	194,038

Commitments and contingencies (Note 6)

Net Assets	$45,265,422

NET ASSETS
Common Stock, par value $0.01 per share
(100,000,000 authorized; 3,335,100 issued and outstanding)	$33,351
Paid-in capital in excess of par	45,967,818
Accumulated net investment loss	(676,113)
Unrealized depreciation on investments	(59,634)

Net Assets	$45,265,422

Net Asset Value Per Share	$13.57

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2011	For the period from January 6, 2011 (date of inception) to June 30, 2011
OPERATING EXPENSES
Investment management fees	$150,943	$150,943
Costs incurred under administration agreement	113,035	113,035
Directors’ fees	42,500	42,500
Professional fees	102,582	118,632
Insurance expense	48,109	48,109
Investor relations	750	750
Organization expenses	97,855	192,495
Other expenses	9,531	9,649

Total Operating Expenses	565,305	676,113

Net Investment Loss	(565,305)	(676,113)

Net Change In Unrealized Depreciation on Non-Control/Non-Affiliated Securities	(59,634)	(59,634)

Net Decrease in Net Assets Resulting From Operations	$(624,939)	$(735,747)

Net Decrease in Net Assets Resulting From Operations Per Average Share (1)	$(0.27)	$(0.42)

(1)
Weighted average common shares for the period from January 6, 2011 (date of inception) to June 30, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011. Weighted average common shares were 2,345,595 and 1,735,385 for the three-month and since inception periods, respectively.

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

For the period from January 6, 2011 (date of inception) to June 30, 2011
Decrease in Net Assets Resulting From Operations
Net investment loss	$(676,113)
Net change in unrealized depreciation on non-control/non-affiliated securities	(59,634)
Net Decrease in Net Asset Resulting From Operations	(735,747)

Capital Share Transactions
Net proceeds from common shares issued	46,524,750
Offering costs	(523,581)
Net Capital Share Transactions	46,001,169

Net Assets at End of Period	$45,265,422

Capital Share Activity
Shares issued	3,335,100
Shares Outstanding at End of Period	3,335,100

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF CASH FLOWS
(Unaudited)

For the period from January 6, 2011 (date of inception) to June 30, 2011
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(735,747)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	59,634
Purchases of investments in non-control/non-affiliated securities	(16,304,337)
Purchases of money market funds	(4,500,000)
Increase in due from GSV Asset Management	(46,236)
Increase in due from portfolio company	(26,217)
Increase in escrow deposits	(172,995)
Increase in prepaid expenses	(228,384)
Increase in other assets	(26,148)
Increase in due to GSV Asset Management	78,461
Decrease in due to other affiliates	(17,988)
Decrease in accounts payable	(25,121)
Increase in accrued expenses	101,510
Net Cash Used in Operating Activities	(21,843,568)

Cash Flows from Financing Activities
Net proceeds from common shares issued	46,524,750
Offering costs paid	(466,405)
Net Cash Provided by Financing Activities	46,058,345

Total Increase in Cash Balance	24,214,777
Cash Balance at Beginning of Period	-
Cash Balance at End of Period	$24,214,777

Non-Cash Items
Decrease in deferred offering costs	$57,176
Increase in offering costs	(57,176)

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.)
Schedule of Investments
June 30, 2010

Portfolio Investments*	Headquarters/ Industry	Shares	Cost	Fair Value	% of Net Assets

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Green Technology
(97,400,000 total common shares outstanding)		21,833	$433,862	$414,827	0.92%

Chegg, Inc.	Santa Clara, CA
Common shares	Education Technology
(76,149,000 total common shares outstanding)		774,193	6,001,024	5,999,996	13.26%

Facebook, Inc.	Palo, Alto, CA
Common shares, Class B	Social Media
(2,353,000,000 total common shares outstanding)		225,000	6,588,063	6,587,500	14.55%

Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce
(36,140,000 total common shares outstanding)		10,000	290,054	280,000	0.62%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Education Technology
(39,154,000 total preferred shares outstanding)		440,313	2,256,083	2,250,000	4.97%

Serious Energy, Inc.	Sunnyvale, CA
Common shares	Green Technology
(57,628,472 total common shares outstanding)		178,095	735,251	712,380	1.57%

Total Portfolio			16,304,337	16,244,703	35.89%

Money Market Funds
Fidelity Institutional Money Market Funds -
Money Market Portfolio		2,250,000	2,250,000	2,250,000	4.97%
Prime Money Market Portfolio		2,250,000	2,250,000	2,250,000	4.97%

Total Money Market Funds			4,500,000	4,500,000	9.94%

Total Investments			$20,804,337	$20,744,703	45.83%

* All portfolio investments are non-control/non-affiliated and non-income producing.

See Notes to the Financial Statements.

GSV CAPITAL CORP.
 (formerly NeXt Innovation Corp.)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (formerly NeXt Innovation Corp., the “Company”, “we”, “our” or “GSV Capital”) was formed in September 2010 as a Maryland corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is managed by GSV Asset Management, LLC (formerly NeXt Asset Management, “GSV Asset Management”).

The Company’s date of inception is January 6, 2011, which is the date it commenced its development stage activities. On February 28, 2011, the Company, which had not yet begun investment operations, issued 100 shares which were owned by an officer of the Company who is also a principal of GSV Asset Management. On April 28, 2011, the Company priced its initial public offering, selling 3,335,000 shares at a price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to the Company of approximately $46.5 million. The Company’s shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”. The Company began its investment operations during the quarter.

The Company’s investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity investments. The company invests principally in the equity securities of venture capital-backed and rapidly growing emerging companies. The Company may also invest on an opportunistic basis in select publicly-traded equity securities of rapidly growing companies that otherwise meet its investment criteria.

On March 28, 2011, the board of directors of the Company approved Articles of Amendment and Restatement, reflecting a change in the Company’s name from NeXt BDC Capital Corp. to NeXt Innovation Corp., which Articles of Amendment and Restatement became effective upon filing with the State Department of Assessment and Taxation of the State of Maryland on March 29, 2011. Then, on May 26, 2011, the board of directors of the Company approved Articles of Amendment, reflecting a change in the Company’s name from NeXt Innovation Corp. to GSV Capital Corp., which Articles of Amendment became effective upon filing with the State Department of Assessment and Taxation of the State of Maryland on May 26, 2011.

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

Use of Estimates

The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

Investments

The Company applies fair value accounting in accordance with GAAP. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities transactions are accounted for on trade date. Securities for which market quotations are readily available on an exchange are valued at such price as of the closing price on the valuation date. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, the Company’s Board of Directors (the “Board”) or the Valuation Committee of the Board (the “Valuation Committee”), does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.
An independent third-party valuation firm is engaged by, or on behalf of, the Valuation Committee to conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment, for all material assets;

4.
The Valuation Committee discusses valuations and recommends the fair value of each investment in the portfolio in good faith based on the input of GSV Asset Management and, where appropriate, the independent third-party valuation firm; and

5.
The Board then discusses the valuations and determines in good faith the fair value of each investment in the portfolio based upon any applicable independent pricing service, input of GSV Asset Management, estimates from independent the independent valuation firm and the recommendations of the Valuation Committee of the Board.

Valuation methods, among other measures and as applicable, may include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, and most U.S. Government and agency securities).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
c)
Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private equity investments).

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table set forth in Note 3 below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company.  Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person.  At June 30, 2011, no investments were deemed to be control or affiliated investments.

Cash

The Company places its cash with U.S. Bank, N.A. and First Republic Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company also invests a portion of its cash in money market funds, within limitations of the 1940 Act.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Dividends: Dividend income is recorded on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales.  The Company makes certain acquisitions on the secondary market which involves making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. At that point escrow is closed and the Company’s acquisitions are effective. These transactions are reflected on the Statements of Assets and Liabilities as Escrow deposits.  At June 30, 2011, the Company had $172,995 in Escrow deposits.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. Federal and California, and is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.

Organization and Offering costs

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the period from January 6, 2011 (date of inception) to June 30, 2011, the Company has incurred and expensed organization costs of $192,495. Offering costs include legal fees and other costs pertaining to the initial public offering. These costs have been offset against capital proceeds from the initial public offering. For the period from January 6, 2011 (date of inception) to June 30, 2011, these costs amount to $523,581.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. At this time management is evaluating the implications of the amendment and the impact to the financial statements of GSV Capital Corp.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $150,943 in base fees and $0 in incentive fees for the three months ended June 30, 2011 as well as for the period from January 6, 2011 (date of inception) to June 30, 2011, of which $78,461 was due to GSV Asset Management as of June 30, 2011.

As of June 30, 2011, the Company was due $46,236 from GSV Asset Management for reimbursement of insurance premiums and other expenses paid for by the Company that were the responsibility of GSV Asset Management.

In addition, certain officers and directors were due $7,012 from the Company as of June 30, 2011 in reimbursements for travel-related expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $113,035 in such costs incurred under the Administration Agreement for the three months ended June 30, 2011 as well as for the period from January 6, 2011 (date of inception) to June 30, 2011.

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At June 30, 2011, the Company had six portfolio investments as well as two money market fund positions.  The total cost and fair value of the eight positions were $20,804,337 and $20,744,703, respectively. The composition of our investments as of June 30, 2011 is as follows:

	Cost	Fair Value
Money Market Funds	$4,500,000	$4,500,000
Common Stock	14,048,254	13,994,703
Preferred Stock	2,256,083	2,250,000
Total Portfolio	$20,804,337	$20,744,703

The fair values of our portfolio investments as of June 30, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$4,500,000	$-	$-	$4,500,000
Common Stock	-	-	13,994,703	13,994,703
Preferred Stock	-	-	2,250,000	2,250,000
Total Portfolio	$4,500,000	$-	$16,244,703	$20,744,703

The aggregate values of Level 3 portfolio investments changed during the period from January 6, 2011 (date of inception) to June 30, 2011 as follows:

	Common Stock	Preferred Stock	Total
Fair value as of January 6, 2011	$-	$-	$-
Purchases of investments	14,048,254	2,256,083	16,304,337
Change in unrealized depreciation included in earnings	(53,551)	(6,083)	(59,634)
Fair value as of June 30, 2011	$13,994,703	$2,250,000	$16,244,703

During the period from January 6, 2011 (date of inception) to June 30, 2011, there were no transfers in or out of Level 3.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 3,335,100 shares of our common stock during the period from January 6, 2011 (date of inception) to June 30, 2011. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
February 28, 2011	100	$1,500	$-	$-	$15.00
April 28, 2011	3,335,000	50,025,000	3,501,750	523,581	15.00

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the three months ended June 30, 2011 as well as for the period from January 6, 2011 (date of inception) to June 30, 2011.

	For the three months ended June 30, 2011	For the period from January 6, 2011 (date of inception) to June 30, 2011
Net decrease in net assets resulting from operations	$(624,939)	$(735,747)
Weighted average common shares (1)	2,345,595	1,735,385
Net decrease in net assets resulting from operations per common share	$(0.27)	$(0.42)

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to June 30, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

NOTE 6 — LEGAL CONTINGENCIES

The Company is currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

NOTE 7 — FINANCIAL HIGHLIGHTS

	For the period
	from January 6,
	2011 (date of
	inception) to
	June 30, 2011

Per Share Data (1) :
Net asset value at beginning of period	$-
Issuance of common shares	15.00
Underwriters’ discount	(1.05)
Offering costs	(0.16)
Net investment loss	(0.20)
Change in unrealized depreciation	(0.02)
Net asset value at end of period	$13.57

Per share market value at end of period	$13.93
Total return based on market value	(7.13	)%(2)
Total return based on net asset value	(9.53	)%(2)
Shares outstanding at end of period	3,335,100

Ratio / Supplemental Data:
Net assets at end of period	$45,265,422
Annualized ratio of gross operating expenses to average net assets (3)	5.22%
Annualized ratio of net operating expenses to average net assets (3)	5.22%
Annualized ratio of net investment income to average net assets (3)	(5.22)%

(1)	Financial highlights are based on shares outstanding at April 28, 2011 (date of initial public offering).
(2)
Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly.  Non-recurring expenses were not annualized.  For the period from January 6, 2011 (date of inception) to June 30, 2011 the Company incurred $192,495 of Organizational Expenses, which were deemed to be non-recurring. Average net assets were calculated starting from the issuance of 100 shares on February 28, 2011.

NOTE 8 — INCOME TAX

The Company will elect to be treated for federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. In addition to meeting other requirements, the Company must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the filing of the federal income tax return for the prior year.

NOTE 9 — SUBSEQUENT EVENTS

The Company filed a Form N-2 with the Securities Exchange Commission to conduct a $100 million secondary offering on July 19, 2011.

Subsequent to June 30, 2011, the Company closed on investments of $8.77 million, plus transaction costs as follows:

The Company closed on an investment of $166,500, plus transaction costs, in Bloom Energy Corporation, a green technology company, on July 8, 2011. This transaction was included in Escrow deposits in the statement of assets and liabilities at June 30, 2011.

The Company closed on an investment of $200,000, plus transaction costs, in Silver Spring Networks, Inc., a green technology company headquartered in Redwood City, CA, on July 11, 2011.

The Company closed on an investment of $2,250,000, plus transaction costs, in SharesPost, Inc., a secondary marketplace for private equity investments headquartered in San Bruno, CA, on July 19, 2011.

The Company closed on an investment of $1,968,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on July 25, 2011.

The Company closed on an investment of $190,000, plus transaction costs, in Bloom Energy Corporation, a green technology company, on August 9, 2011.

On August 15, 2011, the Company acquired a $4 million unsecured promissory note ("Note") issued by PJB Fund LLC, a Delaware limited liability company ("Borrower"), which note is personally guaranteed by its members on a limited basis.  The Note has a one-year maturity (which may be extended) and is subject to being repaid, at Borrower's election, either by transfer of a certain number of shares of common stock of Zynga, Inc., transfer of membership interests in Borrower or with a cash amount of equivalent value ("Repayment Amount").  The Repayment Amount includes a return based on the relative value of Zynga.  At values of Zynga ranging from $6 billion to $14.4 billion (assuming the Note is settled within one year), the Repayment Amount will provide a return of 10% to 20%.  At values of Zynga in excess of $14.4 billion, the Repayment Amount return includes 50% of such incremental share price appreciation.  To the extent Zynga has a value less than $6 billion, the borrower will be able to settle the Note for less than the face amount of the loan.

The Company is presently in the final stages of negotiations with a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to applicable closing conditions. These equity investments may be made through the secondary market and involve making deposits in escrow accounts until certain conditions are met. Moreover, each underlying issuer has the right to terminate the deal before such conditions are satisfied. Pursuant to the terms of our agreements with each of these prospective issuers, at such time that these conditions are satisfied, the escrow accounts will close, and our equity investments will be effectuated. Subsequent to June 30, 2011, the Company made $11.81 million in such escrow deposits of which $9.59 million are currently outstanding and subject to applicable closing conditions.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about GSV Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation::

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity investments. We invest principally in the equity securities of venture capital-backed, rapidly growing emerging companies. We may also invest on an opportunistic basis in select publicly-traded equity securities of rapidly growing companies that otherwise meet our investment criteria. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria, although in no event will the aggregate value of our non-U.S. investments exceed 30% of the aggregate value of our total investment portfolio. We acquire our investments through private secondary market transactions and direct investments in our portfolio companies and, to a lesser extent, through transactions executed on public securities exchanges. Our investment activities are managed by GSV Asset Management. GSV Capital Service Company provides the administrative services necessary for us to operate.

We seek to deploy capital primarily in the form of equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a high equity component. We seek primarily minority equity investments in our portfolio companies. We anticipate that substantially all of the net proceeds of our initial public offering will be used for the above purposes within six to twelve months, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions.

We seek to create a low-turnover, relatively diversified portfolio that we expect will initially include investments in 15 to 30 companies. We expect that total number of portfolio companies in which we are invested will increase as our equity capital base grows, including to the extent we conduct follow-on equity offerings. Our investment adviser’s investment decisions are based on an extensive analysis of each potential portfolio company’s business operations supported by an in-depth understanding of key fundamentals such as growth potential, the quality of recurring revenues and cash flow, variability of costs and the inherent value of a prospective portfolio company’s assets, including proprietary intangible assets and intellectual property. We expect that many of the companies that our investment adviser will evaluate will have financial backing provided by top tier private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

Recent Developments

Initial Public Offering

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital Corp. of approximately $46.5 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”.

The total expenses of the offering, excluding the underwriting discounts, were approximately $523,581, and the organization expenses were approximately $192,495.

Name Change

Our board of directors approved Articles of Amendment, reflecting a change in the Company’s name from NeXt Innovation Corp. to GSV Capital Corp., which became effective upon filing with the State Department of Assessment and Taxation of the State of Maryland on May 26, 2011.

Investments

The Company closed on an investment of $2,250,000 in Kno, Inc., an education software company, on May 16, 2011.

The Company closed on an investment of $712,380, plus transaction costs, in Serious Energy, Inc., a green technology company, on June 6, 2011.

The Company closed on an investment of $280,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on June 17, 2011.

The Company closed on an investment of $6,587,500, plus transaction costs, in Facebook, a social-networking company, on June 27, 2011.

The Company closed on an investment of $5,999,996, plus transaction costs, in Chegg, Inc., an online textbook rental company, on June 29, 2011.

The Company closed on an investment of $414,827, plus transaction costs, in Bloom Energy Corporation, a green technology company, on June 30, 2011.

During the period from April 28, 2011 to June 30, 2011, we invested a total of $16,304,337 in six portfolio companies.  The fair value, as of June 30, 2011, of those six investments was $16,244,703. In addition, we held two money market funds as of June 30, 2011, totaling $4,500,000.  We also held $24,214,777 in unrestricted cash on June 30, 2011. As of June 30, 2011, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs.  All of the investments were made during the period from May 16, 2011 to June 30, 2011.  The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

As of June 30, 2011, we had total assets of $45,459,460 and total liabilities of $194,038, yielding net assets of $45,265,422 and a net asset value per share of $13.57.  Our closing stock price on June 30, 2011 was $13.93.

 Results of Operations

We were formed in September 2010, so there is no comparable period to compare results for the period from April 1, 2011 to June 30, 2011.

For the three months ended June 30, 2011, we had $565,305 in total operating expenses consisting primarily of legal, audit and consulting fees, in addition to organizational expenses, investment management fees and administration fees.  For the period from January 6, 2011 (date of inception) to June 30, 2011,  we incurred $676,113 in total operating expenses as set forth above.

For both the three months ended June 30, 2011 and for the period from January 6, 2011 (date of inception) to June 30, 2011, we had a net change in unrealized depreciation of $59,634. Net investment loss and net decrease resulting from operations per average weighted share for the three months ended June 30, 2011 were $(0.24) and $(0.27), respectively.  Net investment loss and net decrease resulting from operations per average weighted share for the period from January 6, 2011 (date of inception) to June 30, 2011 were $(0.39) and $(0.42), respectively.

Liquidity and Capital Resources

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital of approximately $46.5 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”.

Our primary use of cash is to make investments and to pay our operating expenses.  We expect to use substantially all of the proceeds of our initial public offering to invest in portfolio companies within six to twelve months of the initial public offering date, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years.  For a description of the investment advisory and administration services we receive, see “Related Party Transactions”.  We incurred approximately $150,943 in investment management fees and $113,035 in costs incurred under the administration agreement for the three months ended June 30, 2011 as well as for the period from January 6, 2011 (date of inception) to June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distribution Policy

The timing and amount of our dividends, if any, will be determined by our board of directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We intend to focus on making capital gains-based investments. As such, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be much less consistent than other business development companies that primarily make debt investments. However, to the extent there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2011 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Material U.S. Federal Income Tax Considerations.” There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our current intention is to make any distributions in additional shares of our common stock under our dividend reinvestment plan, out of assets legally available therefor, unless you elect to receive your dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a U.S. stockholder owns shares of common stock registered in its own name, the U.S. stockholder will have all cash distributions automatically reinvested in additional shares of common stock unless the U.S. stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See “Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash.

Borrowings

We had no borrowings outstanding as of June 30, 2011.

Related Party Transactions

Investment Advisory Agreement

We have entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $150,943 in base fees and $0 in incentive fees for the three months ended June 30, 2011 as well as for the period from January 6, 2011 (date of inception) to June 30, 2011, of which $78,461 was due to GSV Asset Management as of June 30, 2011.

As of June 30, 2011, we were owed $46,236 from GSV Asset Management for reimbursement of insurance premiums and other expenses paid for by us that were the responsibility of GSV Asset Management.

In addition, we owed certain officers and directors $7,012 as of June 30, 2011 in reimbursements for travel-related expenses.

Administration Agreement

We have entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $113,035 in such costs incurred under the Administration Agreement for the three months ended June 30, 2011 as well as for the period from January 6, 2011 (date of inception) to June 30, 2011.

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

Subsequent Events

The Company filed a Form N-2 with the Securities Exchange Commission to conduct a $100 million secondary offering on July 19, 2011.

Subsequent to June 30, 2011, the Company closed on investments of $8.77 million, plus transaction costs as follows:

The Company closed on an investment of $166,500, plus transaction costs, in Bloom Energy Corporation, a green technology company, on July 8, 2011. This transaction was included in Escrow deposits in the statement of assets and liabilities at June 30, 2011.

The Company closed on an investment of $200,000, plus transaction costs, in Silver Spring Networks, Inc., a green technology company headquartered in Redwood City, CA, on July 11, 2011.

The Company closed on an investment of $2,250,000, plus transaction costs, in SharesPost, Inc., a secondary marketplace for private equity investments headquartered in San Bruno, CA, on July 19, 2011.

The Company closed on an investment of $1,968,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on July 25, 2011.

The Company closed on an investment of $190,000, plus transaction costs, in Bloom Energy Corporation, a green technology company, on August 9, 2011.

On August 15, 2011, the Company acquired a $4 million unsecured promissory note ("Note") issued by PJB Fund LLC, a Delaware limited liability company ("Borrower"), which note is personally guaranteed by its members on a limited basis.  The Note has a one-year maturity (which may be extended) and is subject to being repaid, at Borrower's election, either by transfer of a certain number of shares of common stock of Zynga, Inc., transfer of membership interests in Borrower or with a cash amount of equivalent value ("Repayment Amount").  The Repayment Amount includes a return based on the relative value of Zynga.  At values of Zynga ranging from $6 billion to $14.4 billion (assuming the Note is settled within one year), the Repayment Amount will provide a return of 10% to 20%.  At values of Zynga in excess of $14.4 billion, the Repayment Amount return includes 50% of such incremental share price appreciation.  To the extent Zynga has a value less than $6 billion, the borrower will be able to settle the Note for less than the face amount of the loan.

The Company is presently in the final stages of negotiations with a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to applicable closing conditions. These equity investments may be made through the secondary market and involve making deposits in escrow accounts until certain conditions are met. Moreover, each underlying issuer has the right to terminate the deal before such conditions are satisfied. Pursuant to the terms of our agreements with each of these prospective issuers, at such time that these conditions are satisfied, the escrow accounts will close, and our equity investments will be effectuated. Subsequent to June 30, 2011, the Company made $11.81 million in such escrow deposits of which $9.59 million are currently outstanding and subject to applicable closing conditions.

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

Valuation of Investments at Fair Value

We carry our investments at fair value, as determined in good faith by our board of directors, in accordance with GAAP.  Fair value is the price that one would receive upon selling an investment or pay to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the investment or liability. GAAP emphasizes that valuation techniques should maximize the use of observable market inputs and minimize the use of unobservable inputs.  Observable inputs are based on market data obtained from sources independent of the entity and should not be limited to information that is only available to the entity making the fair value determination, or to a small group of users. Observable market inputs should be readily available to participants in that market.  In addition, observable market inputs should include a level of transparency that is reliable and verifiable.

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets;
c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

An asset’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Securities that are publicly traded, or that actively trade on a private secondary market, will generally be valued at the reported closing price on the valuation date.  Securities that are not publicly traded or for which there are no readily available market quotations are valued at fair value as determined in good faith by our board of directors.

In connection with that determination, portfolio company valuations are prepared using the most currently available data.  As appropriate, we obtain updates on each portfolio company’s financial performance, including information such as economic and industry trends, new product development, and other operational issues.

In making our good faith determination of the fair value of investments, we consider valuation methodologies consistent with industry practice, including but not limited to (i) publicly available information regarding the valuation of the securities based on recent sales in comparable transactions of private companies, (ii) when management believes there are comparable companies that are publicly traded, a review of these publicly traded companies and applicable market multiples of their equity securities and, (iii) an income approach that estimates value based on the expectation of future cash flows that an asset or business will generate.

We engage independent valuation firms to perform valuations of our investments that are not publicly traded or for which there are no readily available market quotations.  We also engage independent valuation firms to perform valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.  We consider the independent valuations, among other factors, in making our fair value determinations.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. At this time management is evaluating the implications of the amendment and the impact to the financial statements of GSV Capital Corp.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact our return on our portfolio investments, although any significant change in market interest rates could potentially have an indirect effect on the business, financial condition and results of operations of the portfolio companies in which we invest.

Item 4.                      Controls and Procedures

As of June 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II:                 OTHER INFORMATION

Item 1.                      Legal Proceedings

None of us, our investment adviser or administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our investment adviser or administrator. From time to time, we, our investment adviser or administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

Investment in the venture capital-backed, rapidly growing emerging non-public companies that we are targeting involves a number of significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment;

•
they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;

•
because they are privately owned, there is generally little publicly available information about these businesses; therefore, although our investment adviser’s agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable;

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

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our board of directors based upon the recommendation of the Board of Director’s Valuation Committee in accordance with our written valuation policy. In connection with that determination, members of our investment adviser’s portfolio management team will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Valuation Committee intends to utilize the services of an independent valuation firm, which will prepare valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the board of directors will retain ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Committee will take into account in providing its fair value recommendation to the board of directors with respect to such non-traded investments will include, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

We may not realize gains from our equity investments.

We invest principally in the equity and equity-related securities of privately-held venture capital-backed, rapidly growing emerging nonpublic companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. Further, capital market volatility and the overall market environment may preclude our portfolio companies from realizing liquidity events and impede our exit from these investments. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments.

The lack of liquidity in, and potentially extended duration of, our many of our investments may adversely affect our business, and will delay any distributions of gains, if any.

Our investments will generally not be in publicly traded securities. Although we expect that some of our equity investments will trade on private secondary marketplaces, certain of the securities we hold will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. In addition, while some portfolio companies may trade on private secondary marketplaces, we can provide no assurance that such a trading market will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate. The illiquidity of our investments, including those that are traded on private secondary marketplaces, may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We will have no limitation on the portion of our portfolio that may be invested in illiquid securities, and a substantial portion or all of our portfolio may be invested in such illiquid securities from time to time.

In addition, because we will generally invest in equity and equity-related securities, we do not expect realization events, if any, to occur in the near term. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur. Even if such appreciation does occur, it is likely that initial purchasers of our shares could wait for an extended period of time before any appreciation or sale of our investments, and any attendant distributions of gains, may be realized.

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

Given the experience of our investment adviser’s senior investment professionals and its Advisory Board members within the technology space, we expect that a number of the companies with respect to which we invest will operate in technology-related sectors. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any equity securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

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

We may elect not to make follow-on investments, or may otherwise lack sufficient funds to make those investments or lack access to desired follow-on investment opportunities. We have the discretion to make any follow-on investments, subject to the availability of capital resources and of the investment opportunity. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status or lack access to the desired follow-on investment opportunity.

Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

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

While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria, although in no event will the aggregate value of our non-U.S. investments exceed 30% of the aggregate value of our total investment portfolio. Investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

Risks Relating to Our Business and Structure

We are a new company with little operating history, and our investment adviser has only a limited history of investing experience.

We were initially formed in September 2010 and completed our initial public offering on April 28, 2011. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. In addition, our investment adviser, GSV Asset Management, was formed in November 2009, and has only a limited history of investing experience managing a pool of assets substantially smaller in size than the net proceeds that were received in the initial public offering. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or fall to zero. We will not be able to immediately invest substantially all of the net proceeds of our initial public offering in our targeted investments. During this period, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, we will retain a portion of the net proceeds from the initial public offering for purposes of funding our ongoing operations subsequent to the completion of the initial public offering.

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

We are dependent upon GSV Asset Management’s senior investment professionals for our future success, particularly Michael T. Moe, Stephen D. Bard and Luben Pampoulov. If we lose any of our investment adviser’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our investment adviser’s senior investment professionals, particularly Michael T. Moe, Stephen D. Bard and Luben Pampoulov. None of Messrs. Moe, Bard or Pampoulov is subject to an employment contract, and none receive any compensation from us. None of Messrs. Moe, Bard or Pampoulov devote all of their business time to our operations, and each have other demands on their time as a result of their other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

None of the GSV Asset Management’s senior investment professionals or Advisory Board members, including Michael T. Moe, Stephen D. Bard and Luben Pampoulov, are subject to employment agreements, and there can be no assurance that our investment adviser will be successful in retaining its senior investment professionals.

None of the members of GSV Asset Management’s senior investment professionals or its Advisory Board members, including Michael T. Moe, Stephen D. Bard and Luben Pampoulov, are subject to employment agreements. As a result, although Messrs. Moe, Bard and Pampoulov comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of our investment adviser’s senior investment professionals or the Advisory Board members, including Messrs. Moe, Bard and Pampoulov, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that our investment adviser will be successful in retaining its senior investment professionals or the Advisory Board members, including Messrs. Moe, Bard and Pampoulov. The departure of any of Messrs. Moe, Bard or Pampoulov could have a material adverse effect on our ability to achieve our investment objective.

Our growth will require that GSV Asset Management retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which GSV Asset Management will compete for experienced personnel; including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, will have greater resources than it.

Our financial condition and results of operations will depend on our ability to achieve our investment objective.

We are a newly organized company. As such, we are subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our investment objective will depend on our investment adviser’s ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in privately-held venture capital-backed, rapidly growing emerging non-public companies, which may be extremely risky. There can be no assurance that GSV Asset Management will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective.

In addition to monitoring the performance of our existing investments, GSV Asset Management is required to offer, and may be called upon, to provide, managerial assistance to some of our portfolio companies. GSV Asset Management also currently manages GSV X Fund, LP (“GSV X Fund”), a global long/short absolute return fund, in which we have no economic interest. These demands on their time may distract them or slow the rate of investment. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions.

There are significant potential risks relating to investing in securities traded on private secondary marketplaces.

We have and expect to continue to utilize private secondary marketplaces, such as SharesPost and SecondMarket, to acquire investments in our portfolio. We generally have little or no direct access to financial or other information from the portfolio companies with respect to which we invest through such private secondary marketplaces. As a result, we are dependent upon the relationships and contacts of our investment adviser’s senior investment professionals, its Advisory Board members and our board of directors to obtain the information for our investment adviser to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that our investment adviser will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

In addition, while we believe the ability to trade on private secondary marketplaces provides valuable opportunities for liquidity, there can be no assurance that the portfolio companies with respect to which we invest through private secondary marketplaces will have or maintain active trading markets, and the prices of those securities may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may cause an inability for us to realize full value on our investment. In addition, wide swings in market prices, which are typical of irregularly traded securities, could cause significant and unexpected declines in the value of our portfolio investments. Further, prices in private secondary marketplaces, where limited information if available, may not accurately reflect the true value of a portfolio company, and may in certain cases overstate a portfolio company’s actual value, which may cause us to realize future capital losses on our investment in that portfolio company. If any of the foregoing were to occur, it would likely have a material and adverse effect on our net asset value and results of operations.

Investments in private companies, including through private secondary marketplaces, also entail additional legal and regulatory risks which expose participants to the risk of liability due to the imbalance of information among participants and participant qualification and other transactional requirements applicable to private securities transactions, the non-compliance with which could result in rescission rights and monetary and other sanctions.  The application of these laws within the context of private secondary marketplaces and related market practices are still evolving, and, despite our efforts to comply with applicable laws, we could be exposed to liability.  The regulation of private secondary marketplaces is also evolving.  Additional state or federal regulation of these markets could result in limits on the operation of or activity on those markets.  Conversely, deregulation of these markets could make it easier for investors to invest directly in private companies and affect the attractiveness of our company as an access vehicle for investment in private shares. Private companies may also increasingly seek to limit secondary trading in their stock, such as through contractual transfer restrictions and employment policies. To the extent that these or other developments result in reduced trading activity and/or availability of private company shares, our ability to find investment opportunities and to liquidate our investments could be adversely affected.

There are significant potential risks associated with investing in venture capital and private equity-backed non-public companies with complex capital structures.

We invest primarily in venture capital-backed, rapidly growing emerging non-public companies, either through private secondary transactions or direct investments in companies. Such private companies frequently have much more complex capital structures than traditional publicly-traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In addition, it is often difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. In certain cases, such private companies may also have preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstances when we have limited information with respect to such capital structures.  Although we believe that our investment adviser’s senior investment professionals, our Advisory Board members and our board of directors have extensive experience evaluating and investing in private companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

A disruption in the capital markets or the credit markets could negatively affect our business.

As a business development company, we need the ability to raise additional capital for investment purposes. Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Although we do not anticipate borrowing funds for investment purposes, to the extent we do utilize leverage and the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. For example, we cannot be certain that we will be able to raise additional equity capital to provide funding for normal operations, including new investments. Reflecting concern about the stability of the financial markets, many institutional investors have reduced or ceased providing funding to certain borrowers. This market turmoil has led to increased market volatility and widespread reduction of business activity generally.

We operate in a highly competitive market for direct equity investment opportunities.

A large number of entities compete with us to make the types of direct equity investments that we target as part of our business strategy. We compete for such investments with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make direct equity investments that are consistent with our investment objective.

The incentive fee may induce GSV Asset Management to make speculative investments.

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

Certain of our officers and directors have initially paid expenses we incurred in connection with our organization and the initial public offering, subject to reimbursement from us of the actual organizational and offering expenses they have incurred on our behalf upon completion of the offering. We used a portion of the net proceeds of the offering to reimburse such officers and directors for approximately $116,000 of estimated offering expenses and approximately $17,000 of organizational expenses they have incurred on our behalf. In addition, we have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our president, chief executive officer and chairman of our board of directors, Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary, and Luben Pampoulov, our vice-president. Messrs. Moe, Bard and Pampoulov, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. Mr. Moe is the managing member of and controls GSV Capital Service Company. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders, such as, for example the management of GSV X Fund by GSV Asset Management.

While the investment focus of each of these entities tends to be different from our investment objective, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, GSV Asset Management does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management. However, to the extent it does identify such opportunities, GSV Asset Management will establish a procedure to ensure that such opportunities are allocated between GSV Capital and such other funds in a fair and equitable manner. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between GSV Capital and any such other funds.

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

Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

Although we focus on achieving capital gains from our investments, in certain cases we may receive current income, either through interest or dividend payments, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Although we have not used leverage and will not use leverage during the first 12 months of operations following completion of the initial public offering, and have no present intent to issue preferred stock, we may in the future issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

If in the future we issue debt or preferred stock, all of the costs of offering and servicing such debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies described in this prospectus.

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

Although we intend to elect to be treated as a RIC under Subchapter M of the Code beginning in 2011 and to continue to qualify as a RIC in succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. In order to qualify as a RIC, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, income from certain qualified publicly traded partnership or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Although no leverage is currently contemplated, because we may use additional debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Even in the event the value of your investment declines, the base management fee will still be payable.

The base management fee will be calculated at an annual rate of 2.0% of the value of our gross assets, which we pay monthly in arrears. The base management fee is payable regardless of whether the value of our gross assets or your investment declines. As a result, we will owe GSV Asset Management a base management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the base management fee is paid.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the Securities and Exchange Commission.

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

Our board of directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business and the value of your investment.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Our bylaws contain a provision exempting any and all acquisitions by any person of our shares of stock from the Control Share Act under the Maryland General Corporation Law. If our board of directors does not otherwise approve a business combination, the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Additionally, under our charter, our board of directors is divided into three classes serving staggered terms; our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These antitakeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

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

Our shares might trade at discounts from net asset value or at premiums that are unsustainable.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time.  Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

There can be no assurance that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. As we focus on making primarily capital gains-based investments in equity securities, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                  Defaults Upon Senior Securities

None.

Item 4.                  Reserved

[Intentionally left blank]

Item 5.                 Other Information

Not applicable.

Item 6.                  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*

3.2	Articles of Amendment**

3.3	Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Form of Dividend Reinvestment Plan*

10.2	Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC (f/k/a NeXt Asset Management, LLC) *

10.3	Administration Agreement by and between Registrant and GSV Capital Service Company, LLC (f/k/a NeXt Innovation Service Company, LLC)*

10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*

10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

GSV CAPITAL CORP.
Date: August 16, 2011
	By:	/s/ Michael T. Moe
Michael T. Moe
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 16, 2011	By:	/s/ Stephen D. Bard
Stephen D. Bard
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)