Form 10-Q
period 2011-09-30
GSV Capital Corp.
filed 2011-11-10
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 9, 2011 was 5,520,100.

GSV CAPITAL CORP.
TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Statement of Assets and Liabilities as of September 30, 2011	3
	Statements of Operations for the three months ended September 30, 2011 and for the period from January 6, 2011 (date of inception) to September 30, 2011	4
	Statement of Changes in Net Assets for the period from January 6, 2011 (date of inception) to September 30, 2011	5
	Statement of Cash Flows for the period from January 6, 2011 (date of inception) to September 30, 2011	6
	Schedule of Investments as of September 30, 2011	7
	Notes to the Financial Statements as of September 30, 2011	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
	Signatures	39

PART  I: FINANCIAL INFORMATION

Item 1. Financial Statements

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF ASSETS AND LIABILITIES
(Unaudited)

September 30, 2011
ASSETS
Investments at fair value:
Investments in non-control/non-affiliated securities (cost of $41,943,388)	$41,389,584

Cash	32,098,207
Due from:
GSV Asset Management	809
Portfolio company	30,000
Prepaid expenses	138,692
Accrued interest	52,222
Other assets	6,456

Total Assets	73,715,970

LIABILITIES
Due to:
GSV Asset Management	74
Other affiliates	34,635
Accounts payable	388,812
Accrued offering costs	98,627
Accrued expenses	5,793

Total Liabilities	527,941

Commitments and contingencies (Note 6)

Net Assets	$73,188,029

NET ASSETS
Common Stock, par value $0.01 per share
(100,000,000 authorized; 5,520,100 issued and outstanding)	$55,201
Paid-in capital in excess of par	75,042,833
Accumulated net investment loss	(1,356,201)
Unrealized depreciation on investments	(553,804)

Net Assets	$73,188,029

Net Asset Value Per Share	$13.26

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2011	For the period from January 6, 2011 (date of inception) to September 30, 2011
INVESTMENT INCOME
Interest income	$52,222	$52,222
Dividend income	1,186	1,186

Total Investment Income	53,408	53,408

OPERATING EXPENSES
Investment management fees	233,961	384,904
Costs incurred under administration agreement	192,031	305,066
Directors’ fees	42,500	85,000
Professional fees	152,916	271,548
Insurance expense	47,192	95,301
Investor relations expense	52,250	53,000
Organization expenses	6,336	198,831
Other expenses	6,310	15,959

Total Operating Expenses	733,496	1,409,609

Net Investment Loss	(680,088)	(1,356,201)

Net Change in Unrealized Depreciation on Non-Control/Non-Affiliated Securities	(494,170)	(553,804)

Net Decrease in Net Assets Resulting From Operations	$(1,174,258)	$(1,910,005)

Net Decrease in Net Assets Resulting From Operations Per Average Share(1)	$(0.34)	$(0.78)

(1)   Weighted average common shares for the period from January 6, 2011 (date of inception) to September 30, 2011, was calculated starting from the issuance of 100 shares on February 28, 2011. Weighted average common shares were 3,430,100 and 2,460,565 for the three-month and since inception periods, respectively.

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

For the period from January 6, 2011 (date of inception) to September 30, 2011
Net Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(1,356,201)
Net Change in Unrealized Depreciation on Non-Control/Non-Affiliated Securities	(553,804)
Net Decrease in Net Asset Resulting From Operations	(1,910,005)

Capital Share Transactions
Net Proceeds from Common Shares Issued	76,175,200
Offering Costs	(1,077,166)
Net Capital Share Transactions	75,098,034

Net Assets at End of Period	$73,188,029

Capital Share Activity
Shares Issued	5,520,100
Shares Outstanding at End of Period	5,520,100

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF CASH FLOWS
(Unaudited)

For the period from January 6, 2011 (date of inception) to September 30, 2011
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(1,910,005)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	553,804
Purchases of investments in:
Non-control/non-affiliated securities	(41,943,388)
Money market funds	(4,500,000)
Proceeds from sales of investments in:
Money market funds	4,500,000
Increase in due from GSV Asset Management	(809)
Increase in due from portfolio company	(30,000)
Increase in prepaid expenses	(138,692)
Increase in accrued interest	(52,222)
Increase in other assets	(6,456)
Increase in due to GSV Asset Management	74
Increase in due to other affiliates	34,635
Increase in accounts payable	388,812
Increase in accrued offering costs	98,627
Increase in accrued expenses	5,793
Net Cash Used in Operating Activities	(42,999,827)

Cash Flows from Financing Activities
Net proceeds from common shares issued	76,175,200
Offering costs paid	(1,077,166)
Net Cash Provided by Financing Activities	75,098,034

Total Increase in Cash Balance	32,098,207
Cash Balance at Beginning of Period	-
Cash Balance at End of Period	$32,098,207

Non-Cash Items
Decrease in deferred offering costs	$57,176
Increase in offering costs	$(57,176)

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.)
Schedule of Investments
September 30, 2010

Portfolio Investments*	Headquarters/ Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

Bloom Energy Corporation	Sunnyvale, CA

Common shares	Fuel Cell Energy
(97,400,000 total common shares outstanding)		96,389	$1,815,818	$1,771,335	2.42%

Chegg, Inc.	Santa Clara, CA

Common shares	Textbook Rental
(76,149,000 total common shares outstanding)		774,193	6,003,694	5,999,996	8.20%

Facebook, Inc.	Palo Alto, CA

Common shares, Class B	Social Networking
(2,353,000,000 total common shares outstanding)		225,000	6,589,670	6,587,500	9.00%

GILT Groupe, Inc.	New York, NY
	e-Commerce Flash
Common shares	Sales
(36,154,000 total common shares outstanding)		203,100	5,576,979	5,499,250	7.51%

Groupon	Chicago, IL

Common shares, Class B**	Online Deals
(594,600,000 total common shares outstanding)		80,000	2,127,577	2,035,200	2.78%

Kno, Inc.	Santa Clara, CA

Preferred shares, Series C	Digital Textbooks
(39,154,000 total preferred shares outstanding)		440,313	2,257,959	2,250,000	3.08%

PJB Fund LLC	San Francisco, CA

Structured note, 10%, due 8/15/2012	Social Gaming	$4,000,000	4,028,914	4,000,000	5.47%

Serious Energy, Inc.	Sunnyvale, CA

Common shares	Green Materials
(57,628,472 total common shares outstanding)		178,095	738,674	712,380	0.97%

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.)
Schedule of Investments (continued)
September 30, 2010

Portfolio Investments*	Headquarters/ Industry	Shares	Cost	Fair Value	% of Net Assets

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace
(14,600,000 total preferred shares outstanding)	(Finance)	1,776,970	$2,257,792	$2,226,872	3.04%

Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	23,128	0.03%

Total			2,280,920	2,250,000	3.07%

Silver Spring Networks, Inc.	Redwood City, CA

Common shares	Smart Grid
(161,000,000 total common shares outstanding)		110,143	1,153,381	1,101,430	1.51%

TrueCar, Inc.	Santa Monica, CA
	Online
Common shares	Marketplace (Cars)
(81,100,000 total common shares outstanding)		377,358	2,001,782	2,000,000	2.73%

Twitter, Inc.	San Francisco, CA
Common shares	Social Communication
(484,700,000 total common shares outstanding)		405,600	7,107,703	6,932,493	9.47%

ZoomSystems	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)
(420,000,000 total preferred shares outstanding)		1,250,000	260,317	250,000	0.34%

Total Investments			$41,943,388	$41,389,584	56.55%

*     All portfolio investments are non-control/non-affiliated and non-income producing.
**  On October 31, 2011, Groupon conducted a two-for-one stock split of its common stock, which has been reflected above.

See Notes to the Financial Statements.

GSV CAPITAL CORP.
 (formerly NeXt Innovation Corp.)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
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

The Company’s date of inception is January 6, 2011, which is the date it commenced its development stage activities. On February 28, 2011, the Company, which had not yet begun investment operations, issued 100 shares which were owned by an officer of the Company who is also a principal of GSV Asset Management. On April 28, 2011, the Company priced its initial public offering, selling 3,335,000 shares at a price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to the Company of approximately $46.5 million. The Company’s shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter.

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

On March 28, 2011, the board of directors (the “Board”) of the Company approved Articles of Amendment and Restatement, reflecting a change in the Company’s name from NeXt BDC Capital Corp. to NeXt Innovation Corp., which Articles of Amendment and Restatement became effective upon filing with the State Department of Assessment and Taxation of the State of Maryland on March 29, 2011. Then, on May 26, 2011, the board of directors of the Company approved Articles of Amendment, reflecting a change in the Company’s name from NeXt Innovation Corp. to GSV Capital Corp., which Articles of Amendment became effective upon filing with the State Department of Assessment and Taxation of the State of Maryland on May 26, 2011.

On September 26, 2011, the Company priced a secondary offering, selling 2,185,000 of common shares at a price of $14.15 per share, including an exercise in full by the underwriters of their option to purchase an additional 285,000 shares of common stock to cover overallotments. The secondary offering resulted in net proceeds to the Company of approximately $29.6 million.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

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

Investments

           The Company applies fair value accounting in accordance with GAAP. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities transactions are accounted for on a trade date basis. Securities for which market quotations are readily available on an exchange are valued at the closing price of such security on the valuation date. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, the Board or the Valuation Committee of the Board (the “Valuation Committee”), does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.
An independent third-party valuation firm is engaged by, or on behalf of, the Valuation Committee to conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment, for all material investments;

4.
The Valuation Committee discusses valuations and recommends the fair value of each investment in the portfolio in good faith based on the input of GSV Asset Management and, where appropriate, the independent third-party valuation firm; and

5.
The Board then discusses the valuations and determines in good faith the fair value of each investment in the portfolio based upon any applicable independent pricing service, input of GSV Asset Management, estimates from the independent valuation firm and the recommendations of the Valuation Committee.

In making our good faith determination of the fair value of investments, we consider valuation methodologies consistent with industry practice. Valuation methods, among other measures and as applicable, may include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, and other relevant factors.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table set forth in Note 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

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

Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company.  Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person.  At September 30, 2011, no investments were deemed to be control or affiliated investments.

Cash

The Company places its cash with U.S. Bank, N.A. and First Republic Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company also invests a portion of its cash in money market funds, within limitations of the 1940 Act.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated using the specific identification method.

Interest: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

Dividends: Dividend income is recognized on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales.  The Company makes certain acquisitions on the secondary market which involves making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise its right to first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits.  At September 30, 2011, the Company had $0 in Escrow deposits.

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

Organization and Offering costs

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the period from January 6, 2011 (date of inception) to September 30, 2011, the Company has incurred and expensed organization costs of $198,831. Offering costs include legal fees and other costs pertaining to the initial public offering. These costs have been offset against capital proceeds from the public offerings. For the period from January 6, 2011 (date of inception) to September 30, 2011, these costs amount to $1,077,166.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amended guidance is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. At this time management is evaluating the implications of the amendment and the impact to the financial statements of GSV Capital Corp.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $233,961 in base fees and $0 in incentive fees for the three months ended September 30, 2011, and $384,904 in base fees and $0 in incentive fees for the period from January 6, 2011 (date of inception) to September 30, 2011.

As of September 30, 2011, the Company was due $809 from GSV Asset Management for reimbursement of legal and other expenses paid for by the Company that were the responsibility of GSV Asset Management, and is included in the Statement of Assets and Liabilities.

As of September 30, 2011, the Company owed certain officers and directors $34,635 and GSV Asset Management $74 for reimbursements of travel-related and other expenses, which are included in the Statement of Assets and Liabilities.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $192,031 and $305,066 in such costs incurred under the Administration Agreement for the three months ended September 30, 2011, and for the period from January 6, 2011 (date of inception) to September 30, 2011, respectively.

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At September 30, 2011, the Company had 14 investments in 13 portfolio companies.  The total cost and fair value of the 14 positions were $41,943,388 and $41,389,584, respectively. The composition of our investments as of September 30, 2011 is as follows:

	Cost	Fair Value
Common Stock	$33,115,278	$32,639,584
Preferred Stock	4,776,068	4,726,872
Structured Note	4,028,914	4,000,000
Warrants	23,128	23,128
Total Portfolio	$41,943,388	$41,389,584

The fair values of our portfolio investments as of September 30, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$-	$-	$32,639,584	$32,639,584
Preferred Stock	-	-	4,726,872	4,726,872
Structured Note	-	-	4,000,000	4,000,000
Warrants	-	-	23,128	23,128
Total Portfolio	$-	$-	$41,389,584	$41,389,584

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2011 as follows:

	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of July 1, 2011	$13,994,703	$2,250,000	$-	$-	$16,244,703
Purchases of investments	19,067,024	2,519,985	4,028,914	23,128	25,639,051
Change in unrealized depreciation included in earnings	(422,143)	(43,113)	(28,914)	-	(494,170)
Fair value as of September 30, 2011	$32,639,584	$4,726,872	$4,000,000	$23,128	$41,389,584

The aggregate values of Level 3 portfolio investments changed during the period from January 6, 2011 (date of inception) to September 30, 2011 as follows:

	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of January 6, 2011	$-	$-	$-	$-	$-
Purchases of investments	33,115,278	4,776,068	4,028,914	23,128	41,943,388
Change in unrealized depreciation included in earnings	(475,694)	(49,196)	(28,914)	-	(553,804)
Fair value as of September 30, 2011	$32,639,584	$4,726,872	$4,000,000	$23,128	$41,389,584

During the period from January 6, 2011 (date of inception) to September 30, 2011, there were no transfers in or out of Level 3. Change in unrealized depreciation for the period for investments still held as of September 30, 2011, is $553,804.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 5,520,100 shares of our common stock during the period from January 6, 2011 (date of inception) to September 30, 2011. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares	Gross Proceeds Raised	Underwriting Fees	Offering Expenses		Offering Price
February 28, 2011	100	$1,500	$-	$-		$15.00
April 28, 2011	3,335,000	50,025,000	3,501,750	527,166	(1)	15.00
September 27, 2011	1,900,000	26,885,000	1,102,000	-		14.15
September 27, 2011	285,000	4,032,750	165,300	550,000		14.15

(1)	Includes $3,585 of offering expenses that were accrued as of September 30, 2011.

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the three months ended September 30, 2011 as well as for the period from January 6, 2011 (date of inception) to September 30, 2011.

	For the three months ended September 30, 2011	For the period from January 6, 2011 (date of inception) to September 30, 2011
Net decrease in net assets resulting from operations	$(1,174,258)	$(1,910,005)
Weighted average common shares (1)	3,430,100	2,460,565
Net decrease in net assets resulting from operations per common share	$(0.34)	$(0.78)

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to September 30, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	For the three months ended September 30, 2011	For the period from January 6, 2011 (date of inception) to September 30, 2011

Per Share Data(1):
Net asset value at beginning of period	$13.57	$-
Issuance of common shares	-	14.67 (2)
Accretion from offering	0.23	-
Underwriters’ discount	(0.23)	(0.86)
Offering costs	(0.10)	(0.20)
Net investment loss	(0.12)	(0.25)
Change in unrealized depreciation	(0.09)	(0.10)
Net asset value at end of period	$13.26	$13.26

Per share market value at end of period	$13.56	$13.56
Total return based on market value(3)	(2.66)%	(9.60)%
Total return based on net asset value(3)	(2.28)%	(11.60)%
Shares outstanding at end of period	5,520,100	5,520,100

Ratio / Supplemental Data:
Net assets at end of period	$73,188,030	$73,188,030
Average net assets	45,046,867	32,432,765 (4)
Annualized ratio of gross operating expenses to average net assets(3)	6.49%	5.72%
Annualized ratio of net operating expenses to average net assets(3)	6.49%	5.72%
Annualized ratio of net investment income to average net assets(3)	(6.01)%	(5.49)%

(1)	Financial highlights are based on shares outstanding as of September 30, 2011.

(2)	Issuance of common shares is based on the weighted average offering price for the shares issued during the period.

(3)
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

(4)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly.  Non-recurring expenses were not annualized.  For the three months ended September 30, 2011, and for the period from January 6, 2011 (date of inception) to September 30, 2011, the Company incurred $6,336 and $198,831 of Organizational Expenses, which were deemed to be non-recurring. Average net assets for the period from January 6, 2011 (date of inception) to September 30, 2011, were calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company closed on investments of $8.47 million, plus transaction costs as follows:

The Company closed on an investment of $1,000,000, plus transaction costs, in Control 4, Inc., a home automation company headquartered in Salt Lake City, UT, on October 4, 2011.

The Company closed on an investment of $2,000,000, plus transaction costs, in Grockit, Inc., an online test prep company headquartered in San Francisco, CA, on October 7, 2011.

The Company closed on an investment of $1,593,000, plus transaction costs, in Twitter, Inc., a social communication company headquartered in San Francisco, CA, on October 21, 2011.

On October 31, 2011, Groupon conducted a two-for-one stock split of its common stock, which has been reflected in the Schedule of Investments. On November 3, 2011, Groupon priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share.

The Company closed on an investment of $3,875,000, plus transaction costs, in Facebook, Inc., a social networking company headquartered in Palo Alto, CA, on November 8, 2011.

The Company is presently in the final stages of negotiations with a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to applicable closing conditions. These equity investments may be made through the secondary market and involve making deposits in escrow accounts until certain conditions are met. Moreover, each underlying issuer has the right to terminate the deal before such conditions are satisfied. Pursuant to the terms of our agreements with each of these prospective issuers, at such time that these conditions are satisfied, the escrow accounts will close, and our equity investments will be effectuated. Subsequent to September 30, 2011, the Company made $4.1 million in such escrow deposits of which $0.2 million are currently outstanding and subject to applicable closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about GSV Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

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

Except as otherwise specified, references to “GSV Capital,” “the Company,” “we,” “us” and “our” refer to GSV Capital Corp.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity investments. We invest principally in the equity securities of venture capital-backed, rapidly growing emerging companies. We may also invest on an opportunistic basis in select publicly-traded equity securities of rapidly growing companies that otherwise meet our investment criteria. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria, although in no event will the aggregate value of our non-U.S. investments exceed 30% of the aggregate value of our total investment portfolio. We acquire our investments through secondary market places for private companies, negotiations with selling stockholders and direct investments with portfolio companies and, to a lesser extent, through transactions executed on public securities exchanges. Our investment activities are managed by GSV Asset Management. GSV Capital Service Company provides the administrative services necessary for us to operate.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. We seek primarily minority equity investments in our portfolio companies.

We seek to create a low-turnover, relatively diversified portfolio that included 14 investments in 13 companies as of September 30, 2011. We expect that the total number of portfolio companies in which we are invested will increase as our equity capital base grows, including to the extent we conduct additional follow-on equity offerings. Our investment adviser’s investment decisions are based on an extensive analysis of each potential portfolio company’s business operations supported by an in-depth understanding of key fundamentals such as growth potential, the quality of recurring revenues and cash flow, variability of costs and the inherent value of a prospective portfolio company’s assets, including proprietary intangible assets and intellectual property. We expect that many of the companies that our investment adviser will evaluate will have financial backing provided by top tier private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

Current Market Conditions and Market Opportunity

We believe the technology industry is experiencing a convergence of numerous disruptive trends, producing new high-growth markets. The growth of both social networking and connected mobile devices, such as smartphones and tablets, has opened up new channels for communication and real-time collaboration. The number of devices and people that regularly connect to the Internet has increased dramatically in recent years, generating significant demand for always accessible, personalized and localized content and real-time online interactivity. These factors are creating opportunities for new market participants and significant growth for established companies with leading positions capitalizing on these trends.

At the same time, the initial public offering, or “IPO,” markets have experienced substantial structural changes which have made it significantly more challenging for private companies to go public. Volatile equity markets, a lack of investment research coverage for smaller companies and investor demand for a longer history of earnings growth have resulted in companies staying private significantly longer than in the past. Because private companies are staying private longer, private investment in late stage companies has increased. Private secondary marketplaces, such as SharesPost and SecondMarket, have emerged as an alternative to traditional public equity exchanges to provide liquidity to private company stockholders, including employees, particularly within the technology sector. While such private secondary marketplaces generally have more limited transaction volume than public exchanges, they do provide accredited investors, such as ourselves, with access to equity investments in private companies. We seek to create a portfolio of high-growth emerging private companies via a repeatable and disciplined investment approach, as well as to provide investors with access to such companies through our publicly traded common stock.

Post Initial Public Offering Developments

Secondary Offering

On September 26, 2011, the Company priced a secondary offering, selling 2,185,000 shares at a price of $14.15 per share, including an exercise in full by the underwriters of their option to purchase an additional 285,000 shares of common stock to cover overallotments. The secondary offering resulted in net proceeds to the Company of approximately $29.6 million.

The total expenses of the offering, excluding the underwriting discounts, were approximately $550,000.

Investments

The Company closed on an investment of $166,500, plus transaction costs, in Bloom Energy Corporation, a fuel cell energy company, on July 8, 2011.

The Company closed on an investment of $200,000, plus transaction costs, in Silver Spring Networks, Inc., a smart grid company headquartered in Redwood City, CA, on July 11, 2011.

The Company closed on an investment of $2,250,000, plus transaction costs, in SharesPost, Inc., an online marketplace for private equity investments headquartered in San Bruno, CA, on July 19, 2011.

The Company closed on an investment of $1,968,000, plus transaction costs, in GILT Groupe, Inc., an eCommerce flash sales company, on July 25, 2011.

The Company closed on an investment of $190,000, plus transaction costs, in Bloom Energy Corporation, a fuel cell energy company, on August 9, 2011.

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

The Company closed on an investment of $1,000,008, plus transaction costs, in Bloom Energy Corporation, a fuel cell energy company, on August 17, 2011.

The Company closed on an investment of $3,251,250, plus transaction costs, in GILT Groupe, Inc., an eCommerce flash sales company, on August 22, 2011.

The Company closed on an investment of $2,035,200, plus transaction costs, in Groupon, an online deals company, on August 22, 2011.

The Company closed on an investment of $6,932,493, plus transaction costs, in Twitter, Inc., a social communication company headquartered in San Francisco, CA, on August 22, 2011.

The Company closed on an investment of $901,430, plus transaction costs, in Silver Spring Networks, Inc., a smart grid company headquartered in Redwood City, CA, on August 30, 2011.

The Company closed on an investment of $1,999,997, plus transaction costs, in TrueCar, Inc., an online marketplace for cars, on August 30, 2011.

The Company closed on an investment of $250,000, plus transaction costs, in Zoom Systems, a smart e-tail company headquartered in San Francisco, CA, on August 31, 2011.

During the period from July 1, 2011 to September 30, 2011, we invested a total of $25,639,051 in nine portfolio companies. As of September 30, 2011, we were invested in thirteen portfolio companies with a total fair value of $41,389,584. We also held $32,098,207 in unrestricted cash on September 30, 2011. As of September 30, 2011, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

As of September 30, 2011, we had total assets of $73,715,970 and total liabilities of $527,941, yielding net assets of $73,188,029 and a net asset value per share of $13.26.  Our closing stock price on September 30, 2011 was $13.56.

Results of Operations

We were formed in September 2010, so there is no comparable period to compare results for the period from July 1, 2011 to September 30, 2011.

Investment Income

For the three months ended September 30, 2011, as well as for the period from January 6, 2011 (date of inception) to September 30, 2011, we had investment income of $53,408, or $0.02 per share, which consisted of $52,222 of interest income and $1,186 of dividend income.

Operating Expenses

For the three months ended September 30, 2011, we had $733,496 in total operating expenses consisting primarily of legal, audit and consulting fees, in addition to organizational expenses, investment management fees and administration fees. The investment advisory fee for the three months ended September 30, 2011 was $233,961, representing the base fee as provided for in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended September 30, 2011 were $192,031. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $152,916 for the three months ended September 30, 2011. For the period from January 6, 2011 (date of inception) to September 30, 2011, we incurred $1,409,609 in total operating expenses as set forth above. The investment advisory fee for the period from January 6, 2011 (inception) to September 30, 2011 was $384,904, representing the base fee as provided for in our investment advisory agreement.  Costs incurred under our administration agreement for the period from January 6, 2011 (inception) to September 30, 2011 were $305,066.  Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $271,548 for the period from January 6, 2011 (inception) to September 30, 2011.

Net Decrease in Net Assets

For the three months ended September 30, 2011, and for the period from January 6, 2011 (date of inception) to September 30, 2011, we had a net change in unrealized depreciation of $494,170, or $0.14 per share, and $553,804, or $0.23 per share, respectively. Net investment loss was $680,088, or $0.20 per share, for the three months ended September 30, 2011, and $1,356,201, or $0.55 per share, for the period from January 6, 2011 (date of inception) to September 30, 2011. Net decrease in net assets resulting from operations was $1,174,258, or $0.34 per share, for the three months ended September 30, 2011, and $1,910,005, or $0.78 per share, for the period from January 6, 2011 (date of inception) to September 30, 2011.

The per share figures noted above are based on a weighted-average of 3,430,100 shares outstanding for the three months ended September 30, 2011, and a weighted-average of 2,460,565 shares outstanding for the period from January 6, 2011 (date of inception) to September 30, 2011.

Liquidity and Capital Resources

At September 30, 2011, we had 14 investments in 13 portfolio companies with costs totaling $41,943,388, and cash in the amount of $32,098,207, which included approximately $29.6 million raised in our secondary offering as described below.

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital of approximately $46.5 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”.

On September 26, 2011, we priced a secondary offering, selling 2,185,000 shares at a price of $14.15 per share, including an exercise in full by the underwriters of their option to purchase an additional 285,000 shares of common stock to cover overallotments. The secondary offering resulted in net proceeds to the Company of approximately $29.6 million.

Our primary use of cash is to make investments and to pay our operating expenses. We expect to use substantially all of the proceeds of offerings to invest in portfolio companies within six to twelve months of the initial public offering date, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions”. We incurred approximately $233,961 in investment management fees and $192,031 in costs incurred under the administration agreement for the three months ended September 30, 2011, and $384,904 in investment management fees and $305,066 in costs incurred under the administration agreement for the period from January 6, 2011 (date of inception) to September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

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

Borrowings

We had no borrowings outstanding as of September 30, 2011.

Related Party Transactions

Investment Advisory Agreement

We have entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $233,961 in base fees and $0 in incentive fees for the three months ended September 30, 2011, and $384,904 in base fees and $0 in incentive fees for the period from January 6, 2011 (date of inception) to September 30, 2011.

As of September 30, 2011, we were owed $809 from GSV Asset Management for reimbursement of legal and other expenses paid for by us that were the responsibility of GSV Asset Management, which is included in the Statement of Assets and Liabilities.

As of September 30, 2011, we owed certain officers and directors $34,635 and GSV Asset Management $74 for reimbursements of travel-related and other expenses, which are included in the Statement of Assets and Liabilities.

Administration Agreement

We have entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping record keeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $192,031 and $305,066 in such costs incurred under the Administration Agreement for the three months ended September 30, 2011, and for the period from January 6, 2011 (date of inception) to September 30, 2011, respectively.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. At this time management is evaluating the implications of the amendment and the impact to the financial statements of GSV Capital Corp.

Recent Developments

Subsequent to September 30, 2011, the Company closed on investments of $8.47 million, plus transaction costs as follows:

The Company closed on an investment of $1,000,000, plus transaction costs, in Control 4, Inc., a home automation company headquartered in Salt Lake City, UT, on October 4, 2011.

The Company closed on an investment of $2,000,000, plus transaction costs, in Grockit, Inc., an online test prep company headquartered in San Francisco, CA, on October 7, 2011.

The Company closed on an investment of $1,593,000, plus transaction costs, in Twitter, Inc., a social communication company headquartered in San Francisco, CA, on October 21, 2011.

On October 31, 2011, Groupon conducted a two-for-one stock split of its common stock, which has been reflected in the Schedule of Investments. On November 3, 2011, Groupon priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share.

The Company closed on an investment of $3,875,000, plus transaction costs, in Facebook, Inc., a social networking company headquartered in Palo Alto, CA, on November 8, 2011.

The Company is presently in the final stages of negotiations with a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to applicable closing conditions. These equity investments may be made through the secondary market and involve making deposits in escrow accounts until certain conditions are met. Moreover, each underlying issuer has the right to terminate the deal before such conditions are satisfied. Pursuant to the terms of our agreements with each of these prospective issuers, at such time that these conditions are satisfied, the escrow accounts will close, and our equity investments will be effectuated.  Subsequent to September 30, 2011, the Company made $4.1 million in such escrow deposits of which $0.2 million are currently outstanding and subject to applicable closing conditions.

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

Item 4. Controls and Procedures

As of September 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Investments

Our investments in the rapidly growing venture capital-backed emerging companies that we are targeting may be extremely risky and we could lose all or part of our investments.

Investment in the rapidly growing venture capital-backed emerging companies that we are targeting involves a number of significant risks, including:

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

•
because they are privately owned, there is generally little publicly available information about these businesses; therefore, although our investment adviser’s agents will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable;

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

We invest principally in the equity and equity-related securities of rapidly growing venture capital-backed emerging companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. In addition, the private company securities we acquire are often subject to drag-along rights, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be, in our opinion, inadequate or undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize gain in an amount that we deem appropriate on our investment. Further, capital market volatility and the overall market environment may preclude our portfolio companies from realizing liquidity events and impede our exit from these investments. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. In addition, the companies in which we invest may have substantial debt loads. In such cases, we would typically be last in line behind any creditors in a bankruptcy or liquidation.

Substantially all of our portfolio companies are currently experiencing operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

We have limited information about the financial performance and profitability of our portfolio companies. While according to public filings with the SEC, certain of our portfolio companies have earned net income in recent periods, we believe that substantially all of our portfolio companies are currently experiencing operating losses. There can be no assurance when or if such companies will operate at a profit.

The lack of liquidity in, and potentially extended holding period of, our many investments may adversely affect our business, and will delay any distributions of gains, if any.

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

Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence and periodic downturns.

Given the experience of our investment adviser’s senior investment professionals and its advisory board (the “Advisory Board”) members within the technology space, we expect that a number of the companies with respect to which we invest will operate in technology-related sectors. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any equity securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

We may be limited in our ability to make follow-on investments, and our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

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

In addition, we may be unable to complete follow-on investments in our portfolio companies that have conducted an initial public offering as a result of regulatory or financial restrictions.

Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by substantial shareholders or management of our portfolio companies that could decrease the value of our investments.

Generally, we will not take controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other shareholders, such as venture capital and private equity sponsors, that have substantial investments in our portfolio companies may have interests that differ from that of the portfolio company or its minority shareholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity and equity-related investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company or its substantial shareholders, and may therefore suffer a decrease in the value of our investments.

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

We were initially formed in September 2010 and completed our initial public offering on April 28, 2011. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. In addition, our investment adviser, GSV Asset Management, was formed in November 2009, and has only a limited history of investing experience managing a pool of assets substantially smaller in size than the net proceeds that were received in the initial public offering. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or fall to zero. We anticipate that it will take us up to six to 12 months to invest substantially all of the net proceeds of our initial public offering in our targeted investments. During this period, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, we will retain a portion of the net proceeds from this offering for purposes of funding our ongoing operations subsequent to the completion of this offering.

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

We are a newly organized company. As such, we are subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our investment objective will depend on our investment adviser’s ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in rapidly growing venture capital-backed emerging companies, which may be extremely risky. There can be no assurance that GSV Asset Management will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective.

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

We will likely experience fluctuations in our quarterly results and we may be unable to make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

In addition, while we believe the ability to trade on private secondary marketplaces provides valuable opportunities for liquidity, there can be no assurance that the portfolio companies with respect to which we invest through private secondary marketplaces will have or maintain active trading markets, and the prices of those securities may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may cause an inability for us to realize full value on our investment. In addition, wide swings in market prices, which are typical of irregularly traded securities, could cause significant and unexpected declines in the value of our portfolio investments. Further, prices in private secondary marketplaces, where limited information is available, may not accurately reflect the true value of a portfolio company, and may in certain cases overstate a portfolio company’s actual value, which may cause us to realize future capital losses on our investment in that portfolio company. If any of the foregoing were to occur, it would likely have a material and adverse effect on our net asset value and results of operations.

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

Due to transfer restrictions and the illiquid nature of our investments, we may not be able to purchase or sell our investments when we wish to do so.

Most of our investments are or will be in equity or equity-linked securities of privately-held companies. The securities we acquire in private companies are typically subject to contractual transfer limitations, which may include prohibitions on transfer without the Company’s consent and may require that shares owned by us are held in escrow. In order to complete a purchase of shares we may need to, among other things, give the issuer or its stockholders a particular period of time, often 30 days, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. We may be unable to complete a purchase transaction if the subject company or its stockholders chooses to exercise a veto right or right of first refusal. When we complete an investment, we generally become bound to the contractual transfer limitations imposed on the subject company's stockholders as well as other contractual obligations, such as tag-along rights. These obligations generally expire only upon an IPO by the subject company. As a result, prior to an IPO, our ability to liquidate may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their tag-along rights to participate in the sale, thereby reducing the number of shares sellable by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

Although we believe that secondary marketplaces may offer an opportunity to liquidate our private company investments, there can be no assurance that a trading market will develop for the securities that we wish to liquidate or that the subject companies will permit their shares to be sold through such marketplaces. Even if some of our portfolio companies complete IPOs, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after IPOs. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an IPO.

Due to the illiquid nature of most of our investments, we may not be able to sell these securities at times when we deem it advantageous to do so, or at all. Because our net asset value is only determined on a quarterly basis and due to the difficulty in assessing this value, our net asset value may not fully reflect the illiquidity of our portfolio, which may change on daily basis, depending on many factors, including the status of the private secondary markets and our particular portfolio at any given time.

There are significant potential risks associated with investing in venture capital and private equity-backed companies with complex capital structures.

We invest primarily in rapidly growing venture capital-backed emerging companies, either through private secondary transactions or direct investments in companies. Such private companies frequently have much more complex capital structures than traditional publicly-traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In addition, it is often difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. In certain cases, such private companies may also have preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstances when we have limited information with respect to such capital structures. Although we believe that our investment adviser’s senior investment professionals, our Advisory Board members and our board of directors have extensive experience evaluating and investing in private companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

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

The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Although no leverage is currently contemplated, the way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, while we currently do not use borrowings or other leverage for investment purposes, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage GSV Asset Management to use leverage to make additional investments. We will be required, however, to obtain the approval of our board of directors before we incur any future indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, our investment adviser has control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, our investment adviser may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize its incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. Our board of directors monitors such conflicts of interest in connection with its review of the performance of our investment adviser under our Investment Advisory Agreement, as well as during its quarterly review of our financial performance and results of operations.

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

Certain of our officers and directors have initially paid expenses we incurred in connection with our organization and the initial public offering, subject to reimbursement from us of the actual organizational and offering expenses they have incurred on our behalf upon completion of the offering. We used a portion of the net proceeds of the offering to reimburse such officers and directors for approximately $116,000 of estimated offering expenses and approximately $17,000 of organizational expenses they incurred on our behalf. In addition, we have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our president, chief executive officer and chairman of our board of directors, Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary, and Luben Pampoulov, our vice-president. Messrs. Moe, Bard and Pampoulov, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. Mr. Moe is the managing member of and controls GSV Capital Service Company. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, directors and employees. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our chief compliance officer. Our board of directors is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our board of directors is also required to review and approve any transactions with related parties, as such term is defined in Item 404 of Regulation S-K. In accordance with Item 404, related parties generally include our directors and executive officers, any nominees for director, any immediate family member of a director or executive officer or nominee for director, and any other person sharing the household of such director, executive officer or nominee for director.

Finally, we pay GSV Capital Service Company our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and any administrative support personnel, which creates conflicts of interest that our board of directors must monitor.

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

Although we have not used leverage and have no present intent to issue preferred stock, we may in the future issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

Although we intend to elect to be treated as a RIC under Subchapter M of the Code beginning in 2011 and to continue to qualify as a RIC in succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. In order to qualify as a RIC, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, income from certain qualified publicly traded partnership or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Although no leverage is currently contemplated, because we may use additional debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Our charter permits our board of directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our board of directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of GSV Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. See “Description of Securities — Preferred Stock.” We are authorized to issue up to 100,000,000 shares of common stock. There are 5,520,100 shares issued and outstanding as of September 30, 2011. In the event our board of directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders will have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders will not chose to act in a manner that tends to favors our preferred stockholders, particularly where there is a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the board of directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;
•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;
•	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
•	general economic conditions and trends;
•	fluctuations in the valuation of our portfolio investments;
•	operating performance of companies comparable to us;
•	market sentiment against technology-related companies; or
•	departures of any of the senior investment professionals or Advisory Board members of GSV Asset Management.

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

Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

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

There is a risk that you may not receive dividends or that our dividends may not grow over time, particularly since we invest primarily in securities that do not produce current income.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. As we intend to focus on making primarily capital gains-based investments in equity securities, which generally will not be income producing, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments.

We have broad discretion over the use of proceeds from our offerings, to the extent they are successful, and use proceeds in part to satisfy operating expenses.

We have significant flexibility in applying the proceeds of our offerings and may use the net proceeds from the offerings in ways with which you may not agree, or for purposes other than those contemplated at the time of the offering. We cannot assure you that we will be able to successfully utilize the proceeds within the timeframe contemplated. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of the offering, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that the offering will be successful, or that by increasing the size of our available equity capital our aggregate expenses, and correspondingly, our expense ratio, will be lowered.

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

GSV CAPITAL CORP.

Date: November 10, 2011	By:	/s/ Michael T. Moe
Michael T. Moe
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Stephen D. Bard
Stephen D. Bard
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)