Form 10-K
period 2011-12-31
GSV Capital Corp.
filed 2012-03-13
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 COMMISSION FILE NUMBER: 814-00852

GSV Capital Corp.
(Exact name of registrant as specified in its charter)

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)

2965 Woodside Road
Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

(650) 206-2965
(Registrant’s telephone number, including area code)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on December 30, 2011, based on the closing price on that date of $13.95 on the NASDAQ Capital Market, was $75,457,377. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 12,420,100 shares of the Registrant’s common stock outstanding as of March 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

2

GSV CAPITAL CORP.

PART I

Item 1. Business

GSV Capital

GSV Capital Corp. (formerly NeXt Innovation Corp., the “Company”, “we”, “our” or “GSV Capital”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of rapidly growing venture capital-backed emerging companies. We acquire our investments through secondary marketplaces for private companies, negotiations with selling stockholders and direct investments with prospective portfolio companies. We may also invest on an opportunistic basis in select publicly-traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management” or “investment adviser”), and GSV Capital Service Company, LLC (“GSV Capital Service Company” or the “administrator”) provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social media, mobility, cloud computing, software-as-a-service, green technology and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Top tier venture capital funds or other financial or strategic sponsors have invested in many of the companies that our investment adviser evaluates.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component.

We seek to create a low-turnover portfolio that we expect will include diversified investments in 20 to 30 companies. As of December 31, 2011, we have completed investments in 21 companies for aggregate consideration of approximately $64.9 million (exclusive of transaction fees and costs), or 85.3% of the net proceeds from our initial public offering and subsequent follow-on offering.

Our common stock is traded on the NASDAQ Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2011 was $12.95. On December 30, 2011, the last reported sale price of a share of our common stock on the NASDAQ Capital Market was $13.95.

About GSV Asset Management

Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended, or the ‘‘Advisers Act.’’ GSV Asset Management is led by Michael T. Moe, our president, chief executive officer and chairman of our board of directors. Mr. Moe is assisted by Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary and Luben Pampoulov, our vice-president, whom we refer to collectively as GSV Asset Management’s senior investment professionals. Mr. Moe co-founded and previously served as chairman and chief executive officer of ThinkEquity Partners, an asset management and investment banking firm focusing on venture capital, entrepreneurial and emerging growth companies. Prior to founding ThinkEquity, Mr. Moe served as Head of Global Growth Research at Merrill Lynch and before that served as Head of Growth Research and Strategy at Montgomery Securities. Mr. Moe has written extensively about investing in the emerging growth equity markets. His critically-acclaimed book, ‘‘Finding the Next Starbucks,’’ articulates Mr. Moe’s investment process and philosophy which have been refined over more than two decades in the investment community.

We believe we benefit from the proven ability of our investment adviser’s senior investment professionals and board of advisers (the ‘‘Advisory Board’’) to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate terms, and manage and monitor a diversified portfolio of those investments. See ‘‘Portfolio Management — Advisory Board to GSV Asset Management.’’ Our investment adviser’s senior investment professionals and Advisory Board members have broad investment backgrounds, with prior experience at investment banks, commercial banks, unregistered investment funds and other financial services companies, and have collectively developed a broad network of contacts that provides us with an important source of investment opportunities.

We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of our gross assets, which includes any borrowings for investment purposes. The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2011, and will equal the lesser of (i) 20% of our realized capital gains during such calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or ‘‘hurdle,’’ and a ‘‘catch-up’’ feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. See ‘‘Investment Advisory Agreement.’’ Although we do not currently have any specific plans to incur debt or use leverage, the terms for calculating the management fee create an incentive for our investment adviser to utilize leverage in the future because our management fee is based on our gross assets, including issuances of preferred stock and borrowings for investment purposes, rather than our net assets. We will be required, however, to obtain the approval of our board of directors before we incur any future indebtedness.

Investment Opportunity

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

At the same time, the initial public offering, or ‘‘IPO,’’ markets have experienced substantial structural changes which have made it significantly more challenging for private companies to go public. Volatile equity markets, a lack of investment research coverage for smaller companies and investor demand for a longer history of earnings growth have resulted in companies staying private significantly longer than in the past. In addition, increased public company compliance obligations such as those imposed by the Sarbanes-Oxley Act of 2002 have made it more costly and less attractive to become a public company. As a result, there are significantly fewer IPOs today than there were a decade ago, with prospective public companies taking longer to come to market. For example, from 1991 − 2000, there were 4,361 IPOs in the United States, of which 1,701 were venture-capital backed. From 2001 − 2010, there were 1,016 IPOs, of which 369 were venture-capital backed.

Because private companies are staying private longer, private investment in late stage companies has increased. Private secondary marketplaces, such as SharesPost and SecondMarket, have emerged as an alternative to traditional public equity exchanges to provide liquidity to private company stockholders, including employees, particularly within the technology sector. While such private secondary marketplaces generally have more limited transaction volume than public exchanges, they do provide accredited investors, such as ourselves, with access to equity investments in private companies. Such markets also provide a source for exiting private company investments, as well as price visibility from trading on a marketplace.

Investment Strategy

We seek to create a portfolio of high-growth emerging private companies via a repeatable and disciplined investment approach, as well as to provide investors with access to such companies through our publicly traded common stock.

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity investments. We have adopted the following business strategies to achieve our investment objective:

•	Identify high quality growth companies. Based on our extensive experience in analyzing technology trends and markets, we have identified the technology sub-sectors of social media, mobility, cloud computing, software-as-a-service, green technology and education technology, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists are investing.

We leverage a combination of our relationships throughout Silicon Valley and our independent research to identify leaders in our targeted sub-sectors that we believe are differentiated and best positioned for sustained growth. Our evaluation process is based on what we refer to as ‘‘the four Ps’’:

•	People — Organizations led by strong management teams with in-depth operational focus
•	Product — Differentiated and disruptive products with leading market positioning
•	Potential — Large addressable markets
•	Predictability — Ability to forecast and drive predictable and sustainable growth

We consider these to be the core elements for identifying rapidly growing emerging companies.

•	Acquire positions in targeted investments. We seek to build our portfolio by sourcing investments at an acceptable price through our disciplined investing strategy. To this end, we utilize multiple methods to acquire equity stakes in private companies that are not available to many individual investors.

Private secondary marketplaces and direct share purchases. We utilize private secondary marketplaces as a means to acquire equity investments in privately-held companies that meet our investment criteria and that we believe are attractive candidates for investment. We believe that such markets offer efficient execution versus alternative methods and provide a potential source of liquidity should we decide to exit an investment. In addition, we also purchase shares directly from stockholders, including current or former employees. As certain companies grow and experience significant increased value while remaining private, employees and other stockholders may seek liquidity by selling shares directly to a third party. Sales of shares in private companies are typically restricted by contractual transfer restrictions and company employment policies, which may impose strict limits on transfer. We believe that our investment professionals’ reputation within the industry and history of investing affords us a favorable position when seeking approval for a purchase of shares subject to such limitations.

Direct equity investments. We also seek direct investments in private companies. There is a large market among emerging private companies for equity capital investments. Many of these companies, particularly within the technology sector, lack the necessary cash flows to sustain substantial amounts of debt, and therefore have viewed equity capital as a more attractive long-term financing tool. We seek to be a source of such equity capital as a means of investing in these companies and look for opportunities to invest alongside other private equity and venture capital investors with whom we have established relationships.

•	Create access to a diverse investment portfolio. We seek to hold a diverse portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively diversified portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

Competitive Advantages

We believe that we will benefit from the following competitive advantages in executing our investment strategy:

•	Highly experienced team of investment professionals. Our investment adviser’s senior investment professionals, its Advisory Board and our board of directors have significant experience researching and investing in the types of rapidly growing venture capital-backed emerging companies we are targeting for investment. Michael T. Moe, our president, chief executive officer, chairman of our board of directors and the chief investment officer of GSV Asset Management, co-founded and previously served as chairman and chief executive officer of ThinkEquity Partners, an asset management and investment banking firm focusing on venture capital, entrepreneurial and emerging growth companies. Prior to founding ThinkEquity, Mr. Moe served as Head of Global Growth Research at Merrill Lynch and before that served as Head of Growth Research and Strategy at Montgomery Securities. Since 2006, our investment adviser’s senior investment professionals have managed private funds that have invested in, and have published research on, the types of privately-held companies we intend to target for investment. Through our proprietary company evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.

•	Disciplined and repeatable investment process. We have established a disciplined process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry ‘‘aggregators’’ that accumulate stock at market prices, we conduct valuation analyses and make acquisitions only when we can invest at valuations that we believe are attractive to our investors. Following this process, we have successfully completed investments in the 21 companies in our portfolio as of December 31, 2011.

•	Deep relationships with significant credibility to source and complete transactions. GSV Asset Management and its senior investment professionals are strategically located in the heart of Silicon Valley in Woodside, California. During the course of over two decades of researching and investing in emerging private companies, our investment adviser’s senior investment professionals have developed strong reputations within the investing community, particularly within technology-related sectors. Our investment adviser’s Advisory Board members and our board of directors have also developed strong relationships in the financial, investing and technology-related sectors.

•	Source of permanent investing capital. As a publicly-traded corporation, we have access to a source of permanent equity capital which we can use to invest in portfolio companies. This permanent equity capital is a significant differentiator from other potential financial sponsor investors that may be required to return capital to stockholders on a defined schedule. We believe that our ability to invest on a long-term time horizon makes us attractive to companies looking for strong, stable owners of their equity.

•	Early mover advantage. We believe we are one of the few publicly traded business development company with a specific focus on investing in rapidly growing venture capital-backed emerging companies. Moreover, we believe we are the only one to focus on acquiring secondary shares as a key component of our strategy. Despite our limited track record, the transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged multiple relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will potentially enable us to complete equity transactions in top tier private companies at attractive valuations.

Operating and Regulatory Structure

GSV Capital was formed in September 2010 as a Maryland corporation to be an externally managed, non-diversified closed-end management investment company. We completed our initial public offering in April 2011 and have elected to be treated as a business development company under the 1940 Act. As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in ‘‘qualifying assets.’’ Qualifying assets generally include, among other things, securities of ‘‘eligible portfolio companies.’’ ‘‘Eligible portfolio companies’’ generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See ‘‘Regulation as a Business Development Company.’’ In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (‘‘RIC’’) under Subchapter M of the Code. See ‘‘Material U.S. Federal Income Tax Considerations.’’

Our investment activities are managed by GSV Asset Management and supervised by our board of directors. GSV Asset Management is an investment adviser registered under the Advisers Act. Under our investment advisory agreement, which we refer to as the Investment Advisory Agreement, we have agreed to pay GSV Asset Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See ‘‘Investment Advisory Agreement.’’ We have also entered into an administration agreement, which we refer to as the Administration Agreement, under which we have agreed to reimburse GSV Capital Service Company for our allocable portion of overhead and other expenses incurred.

Investment Process

Concentrated Technology-related Focus

During the course of over two decades of researching and investing in non-public companies, we have identified five areas from which we expect to see significant numbers of high-growth companies emerge: new media, communication, alternative energy, education technology, and the consumerization of information technology. These broad markets produce disruptive technologies, reach a large addressable market and provide significant commercial opportunities. Within these areas we have identified broad trends that could create significant positive effects on growth such as globalization, consolidation, branding, convergence and network effects. From within these broad technology themes, we have selected six sub-segments in which we target companies for investment: social media, mobility, cloud computing, software-as-a-service applications, green technology and education technology. We remain focused on selecting market leaders within the sub-segments we have identified, while continuing to review our pipeline to ensure we are tracking the next phase of leaders.

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by our investment professionals, supplemented by the knowledge and relationships of our investment adviser’s Advisory Board and our board of directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including ‘‘the four Ps’’, industry positioning and leadership, stage of growth, and several other factors that collectively characterize our proprietary investment process. Target companies include well-established, late stage companies as well as emerging leaders that we believe can generate high returns from early investment. Based on our initial screening, we identify a select set of companies which we evaluate in greater depth.

Research and Due Diligence Process

Once we identify those companies that we believe warrant more in-depth analysis, we focus on their revenue growth, revenue quality and sustainability and earnings growth, as well as other metrics that may be strongly correlated with higher valuations. We also focus on the company’s management team and any significant financial sponsor, the current business model, competitive positioning, regulatory and legal issues, and the quality of any intellectual property. Each prospective portfolio company that passes our initial due diligence review is given a qualitative ranking to allow us to evaluate it against others in our pipeline, and we review and update these companies on a regular basis.

Our due diligence process will vary depending on whether we are investing through a private secondary transaction on a marketplace or with a selling stockholder or by direct equity investment. We access information on our potential investments through a variety of sources, including information made available on secondary marketplaces, publications by private company research firms, industry publications, commissioned analysis by third-party research firms, and, to a limited extent, directly from the company or financial sponsor. We utilize a combination of each of these sources to help us set a target value for the companies we ultimately select for investment.

Portfolio Construction and Sourcing

Upon completion of our research and due diligence process, we select investments for inclusion in our portfolio based on their relative qualitative ranking, fundamentals and valuation. We seek to create a relatively diversified portfolio that we expect will include investments in 20 to 30 private companies. We generally choose to pursue specific investments based on the availability of shares and valuation expectations. We utilize a combination of secondary marketplaces, direct purchases from stockholders and direct equity investments in order to make investments in our portfolio companies. Once we have established an initial position in a portfolio company, we may choose to increase our stake through subsequent purchases. Maintaining a balanced portfolio is a key to our success, and as a result we constantly evaluate the composition of our investments and our pipeline to ensure we are exposed to a diverse set of companies within our target segments.

Transaction Execution

We negotiate purchase agreements for each of our private company portfolio investments. Private company securities are typically subject to contractual transfer limitations, which may, among other things, give the issuer or its stockholders a particular period of time, often 30 days, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. Accordingly, the purchase agreements we enter into for secondary transactions typically require the lapse or satisfaction of these rights as a condition to closing. Under these circumstances, we are generally required to deposit the purchase price into escrow upon signing with the funds released to the seller at closing or returned to us if the closing conditions are not met.

Risk Management and Monitoring

We monitor the financial trends of each portfolio company to assess our exposure to individual companies as well as to evaluate overall portfolio quality. We establish valuation targets at the portfolio level and for gross and net exposures with respect to specific companies and industries within our overall portfolio. In cases where we make a direct investment in a portfolio company, we may also obtain board positions or board observation rights from that portfolio company in connection with our equity investment. We regularly monitor our portfolio for compliance with the diversification requirements for purposes of maintaining our status as a 1940 Act business development company and a RIC for tax purposes.

Portfolio Overview

At December 31, 2011, our portfolio was invested approximately 65.7% in common shares, 27.2% in preferred shares, 7.0% in structured notes and 0.1% in equity warrants. Such percentages are not inclusive of our holdings in a United States Treasury bill and money market funds.

Our ten largest portfolio company investments at December 31, 2011, based on the combined fair value of the equity and debt securities we hold in each portfolio company, were as follows:

		At December 31, 2011
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Twitter, Inc.	Social Communication	$12,304,345	$12,113,493	16.94%
Facebook, Inc.	Social Networking	10,465,981	10,462,500	14.63
Chegg, Inc.	Textbook Rental	6,003,694	5,999,996	8.39
Gilt Groupe, Inc.	e-Commerce Flash Sales	5,576,979	5,499,250	7.69
Dropbox, Inc.	Online Storage	5,015,333	4,999,998	6.99
PJB Fund LLC	Social Gaming	4,029,259	4,000,000	5.59
ZocDoc, Inc.	Online Medical Scheduling	3,563,178	3,500,000	4.89
Kno, Inc.	Digital Textbooks	2,476,309	2,455,000	3.44
SharesPost, Inc.	Online Marketplace (Finance)	2,281,112	2,274,483	3.18
Grockit, Inc.	Online Test Preparation	2,005,945	2,000,000	2.80
Total		$53,722,135	$53,304,720	74.54%

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2011:

Twitter, Inc.

Twitter is a social networking company. Twitter is a real-time information network that allows users to send and receive information.

Facebook, Inc.

Facebook is a leading social-networking company. Facebook’s social networking website allows users to create a personal profile, add other users to the network, and exchange messages, photographs and other information that can be shared across a network.

Chegg, Inc.

Chegg is an online textbook rental company with a leading market presence in the online education industry. Chegg has built a social education learning platform that assists students by providing course planning and selection services, textbooks, study materials and homework assistance.

Gilt Groupe, Inc.

Gilt Groupe is an online shopping destination that offers its members access to discounted prices on merchandise, restaurants and vacations.

Dropbox, Inc.

Dropbox is a provider of cloud storage that enables users to store and share files across the internet.

PJB Fund LLC

PJB Fund is a special purpose investment vehicle in which we have made a debt investment that is linked until maturity to the value of Zynga, Inc., a developer of online social games.

ZocDoc, Inc.

ZocDoc is a free online service for patients to find and schedule doctor and dentist appointments.

Kno, Inc.

Kno is a provider of education software, digital textbooks and social engagement tools for students.

SharesPost, Inc.

SharesPost connects venture-backed private companies and their shareholders with the investment community and provides an online marketplace for such private companies.

Grockit, Inc.

Grockit is an online test preparation company.

Managerial Assistance

As a business development company, we are required to offer, and in some cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

Competition

Our primary competitors include specialty finance companies including other crossover funds, public funds investing in private companies and business development companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see ‘‘Risk Factors — Risks Relating to Our Business and Structure.’’

Employees

While we have executive officers, they receive no direct compensation from us, and we have no direct employees. Our day-to-day investment operations are managed by our investment adviser. In addition, we reimburse GSV Capital Service Company for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and any administrative support personnel. See ‘‘Investment Advisory Agreement.’’

Determination of Net Asset Value

We determine the net asset value of our investment portfolio after the conclusion of each fiscal quarter in connection with the preparation of our annual and quarterly reports filed under the Exchange Act, or more frequently if required under the 1940 Act.

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations, including securities that trade on secondary markets for private securities, are valued at fair value as determined in good faith by our board of directors. In connection with that determination, members of our investment adviser’s portfolio management team will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. We also engage an independent valuation firm to perform independent valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We may also engage an independent valuation firm to perform independent valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.

For those securities that are not publicly traded or for which there are no readily available market quotations, our board of directors, with the assistance of our Valuation Committee, will use the recommended valuations as prepared by management and the independent valuation firm, respectively, as a component of the foundation for its final fair value determination. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had others made the determination using the same or different procedures or had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. For those investments that are publicly traded, we generally record unrealized appreciation or depreciation based on changes in the market value of the securities as of the valuation date. Publicly traded securities that remain subject to lock-up restrictions are discounted accordingly. For those investments that are not publicly traded and for which there are no readily available market quotations, we record unrealized depreciation if the underlying portfolio company has depreciated in value and our equity security has also depreciated in value, and record unrealized appreciation if the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as the net change in unrealized appreciation or depreciation.

We generally determine the fair value of our investments by considering a number of factors. The following represent factors that could impact our fair value determinations:

1.	Public trading of our portfolio securities, taking into consideration lock-up requirements and liquidity;
2.	Active trading of our portfolio securities on a private secondary market, where we have determined that there is meaningful volume and the transactions are considered arm’s length by sophisticated investors;
3.	Qualified funding rounds in the companies in which we are invested, where there is meaningful and reputable information available on size, valuation and investors; and
4.	Additional investments by us in current portfolio companies, where the price of the new investment differs materially from prior investments.

There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our board of directors, with the assistance of our valuation committee.

Investment Advisory Agreement

Management Services

GSV Asset Management serves as our investment adviser. GSV Asset Management is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, GSV Asset Management manages the day-to-day operations of, and provide investment advisory services to, GSV Capital. Under the terms of the Investment Advisory Agreement, GSV Asset Management:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	determines what securities we will purchase, retain or sell;
•	identifies, evaluates and negotiates the structure of the investments we make; and
•	closes, monitors and services the investments we make.

GSV Asset Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. GSV Asset Management currently serves as the investment adviser for GSV X Fund, a global long/short absolute return fund. GSV Asset Management does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management. However, to the extent it does identify such opportunities, GSV Asset Management will allocate such opportunities between GSV Capital and such other funds pursuant to an established procedure that is designed to ensure that such allocation is fair and equitable.

Management Fees

We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to GSV Asset Management, and any incentive fees earned by GSV Asset Management, are ultimately borne by our common stockholders.

The base management fee (the ‘‘Base Fee’’) is calculated at an annual rate of 2.00% of our gross assets. For the period from the close of the initial public offering through and including December 31, 2011, the Base Fee was payable monthly in arrears, and was calculated based on the initial value of our assets upon the closing of our initial public offering in April 2011. For services rendered after December 31, 2011, the Base Fee will be payable monthly in arrears, and will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Fee for any partial month or quarter will be appropriately pro-rated.

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2011, and will equal the lesser of:

•	20% of our realized capital gains during such calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or ‘‘hurdle,’’ and a ‘‘catch-up’’ feature, and
•	20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Our realized capital gains from each investment, expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, will be compared to a hurdle rate of 8.00% per year. We will only pay an incentive fee on any realized capital gains from an investment that exceeds the hurdle rate. We will pay GSV Asset Management an incentive fee with respect to our realized capital gains from each investment as follows:

•	No incentive fee will be payable on the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, does not exceed the hurdle rate of 8.00% per year.
•	We will pay as an incentive fee 100% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds the hurdle rate of 8.00% per year but is less than a rate of 10.00% per year. We refer to this portion of our realized capital gains from each investment (which exceeds the hurdle rate but is less than 10.00%) as the ‘‘catch-up.’’ The ‘‘catch-up’’ is meant to provide our investment adviser with 20% of the amount of our realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.
•	We will pay as an incentive fee 20% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.

In no event, however, will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

The following is a graphical representation of the calculation of our incentive fee with respect to a single investment:

For accounting purposes, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we are required to accrue a capital gains incentive fee based upon realized capital gains and losses during the current calendar year through the end of the period, plus any unrealized capital appreciation and depreciation as of the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

Example: Calculation of incentive fee

Alternative 1:

Assumptions

•	Hurdle rate = 8.00% non-compounded annual rate of return
•	Hurdle rate = (purchase price) × (8% × (days owned/365))
•	Catch-up rate = 10.00% non-compounded annual rate of return
•	Catch-up rate = (purchase price) × (10% × (days owned/365))
•	Year 1: $20,000,000 investment made on March 15 in Company A (‘‘Investment A’’), and $30,000,000 investment made on February 1 in Company B (‘‘Investment B’’)
•	Year 2: Investment A is sold on September 15 for $25,000,000, and fair market value (‘‘FMV’’) of Investment B is determined to be $28,000,000
•	Year 3: FMV of Investment B is determined to be $28,000,000
•	Year 4: Investment B is sold on March 1 for $38,000,000

The incentive fee would be calculated as follows:

•	Year 1: None
•	Year 2: Incentive fee calculation:
•	Hurdle rate for Investment A = ($20,000,000) × (8% × (550 days / 365))
•	Hurdle rate for Investment A = $2,410,959
•	Catch-up rate for Investment A = ($20,000,000) × (10% × (550 days / 365))
•	Catch-up rate for Investment A = $3,013,699
•	Incentive fee on Investment A = 20% × $5,000,000 (since the hurdle rate has been satisfied and the catch up has been fully achieved)
•	Incentive fee on Investment A = $1,000,000
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = 20% × ($5,000,000 - $2,000,000 (unrealized depreciation on Investment B))
•	Maximum incentive fee = 20% × $3,000,000
•	Maximum incentive fee = $600,000
•	Incentive fee paid = $600,000 (because the incentive fee payable on Investment A exceeds the maximum incentive fee, the maximum incentive fee applies)
•	Year 3: None
•	Year 4: Incentive fee calculation:
•	Hurdle rate for Investment B = ($30,000,000) × (8% × (1,124 days / 365))
•	Hurdle rate for Investment B = $7,390,685
•	Catch-up rate for Investment B = ($30,000,000) × (10% × (1,124 days / 365))
•	Catch-up rate for Investment B = $9,238,356
13

•	Incentive fee on Investment B = 100% × ($8,000,000 – $7,390,685 (since the hurdle rate has been satisfied, but the catch up has not been fully achieved)
•	Incentive fee on Investment B = $609,315
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = (20% × $13,000,000) – ($600,000 (previously paid incentive fees))
•	Maximum incentive fee = $2,000,000
•	Incentive fee paid = $609,315 (because the incentive fee payable on Investment B does not exceed the maximum incentive fee)

Alternative 2:

Assumptions

•	Hurdle rate = 8.00% non-compounded annual rate of return
•	Hurdle rate = (purchase price) × (8% × (days owned/365))
•	Catch-up rate = 10.00% non-compounded annual rate of return
•	Catch-up rate = (purchase price) × (10% × (days owned/365))
•	Year 1: $20 million investment made on March 15 in Company A (‘‘Investment A’’), $30 million investment made on February 1 in Company B (‘‘Investment B’’), and $25 million investment made on September 1 in Company C (‘‘Investment C’’)
•	Year 2: Investment A is sold on September 15 for $50 million, FMV of Investment B is determined to be $25 million, and FMV of Investment C is determined to be $25 million
•	Year 3: FMV of Investment B is determined to be $27 million and Investment C is sold on December 1 for $30 million
•	Year 4: FMV of Investment B is determined to be $35 million
•	Year 5: Investment B is sold on March 1 for $20 million

The incentive fee would be calculated as follows:

•	Year 1: None
•	Year 2: Incentive fee calculation:
•	Hurdle rate for Investment A = ($20,000,000) × (8% × (550 days / 365))
•	Hurdle rate for Investment A = $2,410,959
•	Catch-up rate for Investment A = ($20,000,000) × (10% × (550 days / 365))
•	Catch-up rate for Investment A = $3,013,699
•	Incentive fee on Investment A = 20% × $30,000,000 (since the hurdle rate has been satisfied and the catch up has been fully achieved)
•	Incentive fee on Investment A = $6,000,000
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = 20% × ($30,000,000 - $5,000,000 (unrealized depreciation on Investment B))
•	Maximum incentive fee = $5,000,000
•	Incentive fee paid = $5,000,000 (because the incentive fee payable on Investment A exceeds the maximum incentive fee, the maximum incentive fee applies)
•	Year 3: Incentive fee calculation:
•	Hurdle rate for Investment C = ($25,000,000) × (8% × (822 days / 365))
•	Hurdle rate for Investment C = $4,504,110
•	Catch-up rate for Investment C = ($25,000,000) × (10% × (822 days / 365))
•	Catch-up rate for Investment C = $5,630,137
•	Incentive fee on Investment C = 100% × ($5,000,000 – $4,504,110 (since the hurdle rate has been satisfied, but the catch up has not been fully achieved))
•	Incentive fee on Investment C = $495,890
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = 20% × ($35,000,000 - $3,000,000 (unrealized depreciation on Investment B)) – ($5,000,000 (previously paid incentive fees))
•	Maximum incentive fee = $1,400,000
•	Incentive fee paid = $495,890 (because the incentive fee payable on Investment C does not exceed the maximum incentive fee)
•	Year 4: None
•	Year 5: None

We seek to deploy capital primarily in the form of non-controlling investments in our portfolio companies. Although we primarily invest through private secondary markets, to the extent we make a direct minority investment in a portfolio company, neither we, nor our investment adviser, GSV Asset Management, may have the ability to control the timing of when we realize capital gains or losses with respect to such investment. We expect the timing of such realization events to be determined by our portfolio companies in such cases. To the extent we have non-minority investments, or the securities we hold are traded on a private secondary market or public securities exchange, GSV Asset Management will have greater control over the timing of a realization event. In such cases, our board of directors will monitor such investments in connection with their general oversight of the investment management services provided by GSV Asset Management. In addition, as of the end of each fiscal quarter, we will evaluate whether the cumulative aggregate unrealized appreciation on our portfolio would be sufficient to require us to pay an incentive fee to our investment adviser if such unrealized appreciation were actually realized as of the end of such quarter, and if so, we will accrue an expense equal to the amount of such incentive fee. Any such accrual of incentive fees will be reflected in the calculation of our net asset value.

Payment of our Expenses

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, are provided and paid for by GSV Asset Management. We are responsible for all other costs and expenses of our operations and transactions, including (without limitation) the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments (in each case subject to approval of our board of directors); transfer agent and custodial fees; fees and expenses associated with marketing efforts (including attendance at investment conference and similar events); federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses; brokerage commissions; costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws including costs of proxy statements, stockholders’ reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either GSV Capital Service Company or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and other administrative support personnel. All of these expenses are ultimately borne by the Company.

Duration and Termination

The Investment Advisory Agreement was approved by our board of directors on March 28, 2011. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it was approved by the board of directors and will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GSV Asset Management and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GSV Asset Management’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Organization of the Investment Adviser

GSV Asset Management is a Delaware limited liability company. The principal executive offices of GSV Asset Management are located at 2965 Woodside Road, Woodside, CA 94062.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on March 28, 2011 to approve the Investment Advisory Agreement. In its consideration of the approval of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by GSV Asset Management;
•	comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives;
•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•	any existing and potential sources of indirect income to GSV Asset Management or GSV Capital Service Company from their relationships with us and the profitability of those relationships, including the Investment Advisory Agreement and the Administration Agreement;
•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;
•	the organizational capability and financial condition of GSV Asset Management and its affiliates;
•	GSV Asset Management’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to GSV Asset Management; and
•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and related discussions, the Board of Directors concluded that fees payable to GSV Asset Management pursuant to the Investment Advisory Agreement were reasonable in relation to the services to be provided. The Board of Directors did not assign relative weights to the above factors or the other factors considered by it. In addition, the Board of Directors did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of the Board of Directors may have given different weights to different factors.

Administration Agreement

Pursuant to a separate Administration Agreement, GSV Capital Service Company, a Delaware limited liability company, furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. The principal executive offices of GSV Capital Service Company are located at 2965 Woodside Road, Woodside, CA 94062. Under the Administration Agreement, GSV Capital Service Company also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and any administrative support personnel. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, GSV Capital Service Company and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GSV Capital Service Company’s services under the Administration Agreement or otherwise as our administrator.

GSV Capital Service Company also provides administrative services to our investment adviser, GSV Asset Management. As a result, GSV Asset Management also reimburses GSV Capital Service Company for its allocable portion of GSV Capital Service Company’s overhead, including rent, the fees and expenses associated with performing compliance functions for GSV Asset Management, and its allocable portion of the compensation of any administrative support staff.

License Agreement

We have entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant us a non-exclusive, royalty-free license to use the name ‘‘GSV.’’ Under this agreement, we have a right to use the GSV name for so long as the Investment Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, we will have no legal right to the ‘‘GSV’’ name.

Regulation as a Business Development Company

General

A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a business development company, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See ‘‘Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital.’’ We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a business development company, we are generally limited in our ability to invest in any portfolio company in which our investment adviser or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a business development company, we are subject to certain risks and uncertainties. See ‘‘Risk Factors — Risks Relating to Our Business and Structure.’’

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s gross assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.	is organized under the laws of, and has its principal place of business in, the United States;
b.	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less then $250 million;
iii.	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
iv.	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.	Securities of any eligible portfolio company which we control.
3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the business development company, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a business development company, until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of ‘‘qualifying assets,’’ as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see ‘‘Risk Factors — Risks Relating to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.’’

Code of Ethics

We and GSV Asset Management have each adopted a code of ethics pursuant to Rule 17j-1 under the

1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Stephen D. Bard currently serves as our chief compliance officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting beginning in 2012, and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GSV Asset Management. The Proxy Voting Policies and Procedures of GSV Asset Management are set forth below. The guidelines will be reviewed periodically by GSV Asset Management and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refers to GSV Asset Management.

Introduction

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We will vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions will be made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision making process disclose to our managing members any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: GSV Asset Management, 2965 Woodside Road, Woodside, CA 94062.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, a trader in securities that elects to use a market-to-market method of accounting for its securities holdings, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Internal Revenue Code of 1986, as amended the ‘‘Code’’). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

A ‘‘U.S. stockholder’’ generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

•	A citizen or individual resident of the United States;
•	A corporation or other entity treated as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof (and an entity organized outside of the United States that is treated as a U.S. corporation under specialized sections of the Code);
•	A trust if a court within the United States is asked to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantive decisions of the trust (or a trust that has made a valid election to be treated as a U.S. trust); or
•	An estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A ‘‘Non-U.S. stockholder’’ generally is a beneficial owner of shares of our common stock who is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner of a partnership holding shares of our common stock should consult his, her or its tax advisers with respect to the purchase, ownership and disposition of shares of our common stock. Tax matters are complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to be eligible for pass-through tax treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our ‘‘investment company taxable income,’’ which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the ‘‘Annual Distribution Requirement’’).

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the ‘‘Excise Tax Avoidance Requirement’’). We generally will endeavor in each year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain ‘‘qualified publicly traded partnerships,’’ or other income derived with respect to our business of investing in such stock or securities (the ‘‘90% Income Test’’); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain ‘‘qualified publicly traded partnerships’’ (the ‘‘Diversification Tests’’).

Provided that we satisfy the Diversification Tests as of the close of any quarter, we will not fail the Diversification Tests as of the close of a subsequent quarter as a consequence of a discrepancy between the value of our assets and the requirements of the Diversification Tests that is attributable solely to fluctuations in the value of our assets. Rather, we will fail the Diversification Tests as of the end of a subsequent quarter only if such a discrepancy existed immediately after our acquisition of any asset and was wholly or partly the result of that acquisition. In addition, if we fail the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC if we eliminate the discrepancy within thirty days of the end of such quarter and, if we eliminate the discrepancy within that thirty-day period, we will be treated as having satisfied the Diversification Tests as of the end of such quarter for purposes of applying the rule described in the preceding sentence.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as contractual payment-in-kind, or PIK, interest (which represents contractual interest added to the loan balance and due at the end of the loan term) or dividends and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain ‘‘asset coverage’’ tests are met. See ‘‘Regulation — Senior Securities.’’ Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our ‘‘investment company taxable income’’ (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current and accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us in taxable years beginning before January 1, 2013 to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (‘‘Qualifying Dividends’’) may be eligible for a maximum tax rate of 15%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends received by us and, therefore, generally will not qualify for the 15% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) made in taxable years beginning before January 1, 2013 and properly reported by us as ‘‘capital gain dividends’’ will be taxable to a U.S. stockholder as long-term capital gains that are currently taxable at a maximum rate of 15% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Under the dividend reinvestment plan, our stockholders who have not ‘‘opted out’’ of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders. A U.S. stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but designate the retained net capital gain as a ‘‘deemed distribution.’’ In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained capital gains at our regular corporate tax rate, and because that rate is in excess of the maximum rate currently payable by non-corporate taxpayers on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a ‘‘deemed distribution.’’

As a RIC, we are required to apportion any items that are treated differently for alternative minimum tax

(‘‘AMT’’) purposes between us and our stockholders, and such apportionment may affect our stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, we intend in general to apportion these items in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment. A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, non-corporate U.S. stockholders currently are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses) recognized in taxable years beginning before January 1, 2013, including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, for taxable years beginning after December 31, 2012, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) and certain estates and trusts are generally subject to an additional 3.8% tax on their ‘‘net investment income,’’ which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 15% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold federal income tax (‘‘backup withholding’’) from all taxable distributions to any U.S. stockholder (other than a corporation, a financial institution, or a stockholder that otherwise qualifies for an exemption) (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the Internal Revenue Service notifies us that such stockholder has failed to properly report certain interest and dividend income to the Internal Revenue Service and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the Internal Revenue Service.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Distributions of our ‘‘investment company taxable income’’ to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

In addition, for taxable years prior to December 31, 2011, U.S. source withholding taxes are not imposed on dividends paid by RICs to the extent the dividends were designated as ‘‘interest-related dividends’’ or ‘‘short-term capital gain dividends.’’ Under this exemption, interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to U.S. withholding tax at the source if they had been received directly by a foreign person, and that satisfy certain other requirements. The exemption applies to dividends with respect to taxable years of RICs beginning on or before December 31, 2011. No assurance can be given as to whether this exemption will be extended for tax years beginning after December 31, 2011 or as to whether any of our distributions will be designated as eligible for this exemption from withholding tax.

Actual or deemed distributions of our net capital gains to a stockholder that is a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale or redemption of our common stock, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the United States,) or, in the case of an individual, the non-U.S. stockholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a stockholder that is a non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale or redemption of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional ‘‘branch profits tax’’ at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Under the dividend reinvestment plan, our stockholders who have not ‘‘opted out’’ of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. If the distribution is a distribution of our investment company taxable income, is not properly reported by us as a short-term capital gains dividend or interest-related dividend (assuming extension of the exemption discussed above), and is not effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if a treaty applies, is not attributable to a permanent establishment), the amount distributed (to the extent of our current and accumulated earnings and profits) will be subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) and only the net after-tax amount will be reinvested in common shares. If the distribution is effectively connected with a U.S. trade or business of the non-U.S. stockholder, generally the full amount of the distribution will be reinvested in the plan and will nevertheless be subject to U.S. federal income tax at the ordinary income rates applicable to U.S. persons. The non-U.S. stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the non-U.S. stockholder’s account.

Recently enacted legislation that becomes effective after December 31, 2012 generally imposes a 30% withholding tax on payments of certain types of payments to foreign financial institutions that fail to enter into an agreement with the United States Treasury to report certain required information with respect to accounts held by United States persons (or held by foreign entities that have United States persons as substantial owners). The types of payments subject to the tax include U.S. source interest and dividends and the gross proceeds from the sale of any property that could produce U.S.-source interest or dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a 10% or greater U.S. owner or provides the withholding agent with identifying information on each 10% or greater U.S. owner. When these provisions become effective, depending on the status of a Non-U.S. Holder and the status of the intermediaries through which they hold their common stock, Non-U.S. Holders could be subject to this 30% withholding tax with respect to distributions on their units and proceeds from the sale of their common stock. Under certain circumstances, a Non-U.S. Holder might be eligible for refunds or credits of such taxes.

A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of federal tax, may be subject to information reporting in connection with certain payments on the common stock. A Non-U.S. stockholder may be subject to backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against the Non-U.S. stockholder’s U.S. federal income tax liability, provided that proper information is provided to the Internal Revenue Service.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Sunset of Reduced Tax Rate Provisions

Several of the tax considerations described under the heading ‘‘Material U.S. Federal Income Tax Considerations’’ in the accompanying annual report on Form 10-K are subject to sunset provisions. These sunset provisions generally provide that for taxable years beginning after December 31, 2012, certain provisions in the Code that are currently applicable will revert back to earlier versions of such provisions. As a result, the federal income tax rates applicable to ordinary income, long-term capital gain and qualified dividend income for taxpayers taxed at individual rates will increase beginning January 1, 2013, absent Congressional action. Consequently, prospective investors should consult their own tax advisors regarding the effect of sunset provisions on an investment in our common stock.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning before January 1, 2013 would be taxable to our stockholders as ordinary dividend income, and provided that certain holding periods and other requirements are met, could be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of its requalification as a RIC. If we fail to satisfy the 90% Income Test or the Diversification Test described above, however, we may be able to avoid losing our status as a RIC by timely providing notice of such failure to the Internal Revenue Service, curing such failure and possibly paying an additional tax.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. Although the risks described below represent our material risks, they are not the only risks we face. Additional risks and uncertainties not presently known to us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We may not realize gains from our equity investments and, because certain of our portfolio companies may incur substantial debt to finance their operations, we may experience a complete loss on our equity investment in the event of a bankruptcy or liquidation of any of our portfolio companies.

We invest principally in the equity and equity-related securities of rapidly growing venture capital-backed emerging companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. In addition, the private company securities we acquire are often subject to drag-along rights, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be, in our opinion, inadequate or undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize gain in an amount that we deem appropriate on our investment. Further, capital market volatility and the overall market environment may preclude our portfolio companies from realizing liquidity events and impede our exit from these investments. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. In addition, the companies in which we invest may have substantial debt loads. In such cases, we would typically be last in line behind any creditors in a bankruptcy or liquidation, and would likely experience a complete loss on our investment.

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

In addition, because we will generally invest in equity and equity-related securities, with respect to the majority of our portfolio companies, we do not expect realization events, if any, to occur in the near term. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur. Even if such appreciation does occur, it is likely that initial purchasers of our shares could wait for an extended period of time before any appreciation or sale of our investments, and any attendant distributions of gains, may be realized.

Our portfolio may be concentrated in a limited number of portfolio companies or market sectors, which will subject us to a risk of significant loss if the business or market position of these companies deteriorates or market sectors experiences a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2011, over half of our portfolio company investments was comprised of investments in four portfolio companies. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate could materially adversely affect us.

Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences and periodic downturns.

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

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Risks Relating to Our Business and Structure

We are a new company with little operating history, and our investment adviser has only a limited history of investing experience.

We were initially formed in September 2010 and completed our initial public offering on April 28, 2011. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. In addition, our investment adviser, GSV Asset Management, was formed in November 2009, and has only a limited history of investing experience managing a pool of assets substantially smaller in size than the net proceeds that were received in the initial public offering. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or fall to zero. We anticipate that it will take us up to six to 12 months to invest substantially all of the net proceeds of our follow-on offering, which closed in February 2012, in our targeted investments. During this period, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, we will retain a portion of the net proceeds from the follow-on offering for purposes of funding our ongoing operations.

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

Our growth will require that GSV Asset Management retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which GSV Asset Management will compete for experienced personnel, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, will have greater resources than it.

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

We will likely experience fluctuations in our quarterly results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

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

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Although we do not currently anticipate incurring leverage, if we do so we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to GSV Asset Management will be payable on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to GSV Asset Management.

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

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders, such as, for example, the management of GSV X Fund by GSV Asset Management.

While the investment focus of each of these entities tends to be different from our investment objective, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities, or new entities that may be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, GSV Asset Management does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management. However, to the extent it does identify such opportunities, GSV Asset Management will establish a procedure to ensure that such opportunities are allocated between GSV Capital and such other funds in a fair and equitable manner. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between GSV Capital and any such other funds.

GSV Asset Management is the owner of the “GSV” name and marks, which we are permitted to use pursuant to a non-exclusive license agreement between us and GSV Asset Management. GSV Asset Management and its principals also use and may permit other entities to use the “GSV” name and marks in connection with businesses and activities unrelated to our operations. The use of the “GSV” name and marks in connection with businesses and activities unrelated to our operations may not be in the best interest of us or our stockholder and may result in actual or perceived conflicts of interest.

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

Although we focus on achieving capital gains from our investments, in certain cases we may receive current income, such as interest or dividends, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

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

If in the future we issue debt or preferred stock, all of the costs of offering and servicing such debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies described in this annual report on Form 10-K.

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

Although we intend to elect to be treated as a RIC under Subchapter M of the Code beginning in 2011 and to continue to qualify as a RIC in succeeding taxable years, no assurance can be given that we will be able to qualify for and maintain RIC status. In order to qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, income from “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. In order to satisfy the annual distribution requirement for a RIC, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis.

Although no leverage is currently contemplated, because we may use additional debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Our charter permits our board of directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our board of directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of GSV Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. See “Description of Securities — Preferred Stock.” We are authorized to issue up to 100,000,000 shares of common stock. Based on 5,520,100 shares issued and outstanding as of December 31, 2011, there were 12,420,100 shares issued and outstanding immediately following the completion of our follow-on offering, which closed in February 2012. In the event our board of directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders will have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders will not chose to act in a manner that tends to favors our preferred stockholders, particularly where there is a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the board of directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Our shares have recently traded, and may in the future trade at premiums that may prove to be unsustainable or at discounts from net asset value.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. Our shares have recently traded at a significant premium to our net asset value per share, which premium may be reduced or eliminated if and when certain of our portfolio companies complete initial public offerings. In addition, the perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

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

We have broad discretion over the use of proceeds from our offerings, to the extent they are successful, and will use proceeds in part to satisfy operating expenses.

We have significant flexibility in applying the proceeds of our offerings and may use the net proceeds from such offerings in ways with which you may not agree, or for purposes other than those contemplated at the time of the offering. We cannot assure you that we will be able to successfully utilize the proceeds within the timeframe contemplated. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of an offering, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that any such offerings will be successful, or that by increasing the size of our available equity capital our aggregate expenses, and correspondingly, our expense ratio, will be lowered.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located at 2965 Woodside Road, Woodside, California, in the offices of

GSV Capital Service Company. We do not own or lease any office space directly; however, we will pay a portion of the rent as allocated to us by GSV Capital Service Company. Our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol ‘‘GSVC’’. The following table sets forth, for each fiscal quarter since our initial public offering on April 28, 2011, the net asset value, or ‘‘NAV,’’ per share of our common stock, the high and low sales prices for our common stock, and such sales prices as a percentage of NAV per share.

		Price Range		High Sales Price as a Premium (Discount) to	Low Sales Price as a Premium (Discount)
	NAV (1)	High	Low	NAV (2)	to NAV (2)
Fiscal 2011
Fourth Quarter	$12.95	$17.23	$12.10	33.1%	(6.6)%
Third Quarter	13.26	19.97	12.09	50.6	(8.8)
Second Quarter (from April 28, 2011 through June 30, 2011)	13.57	15.35	9.75	13.1	(28.2)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low sales price divided by NAV per share.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on April 28, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of December 31, 2011, our shares of common stock traded at a premium of approximately 7.7% to our NAV per share of $12.95.

The timing and amount of our dividends, if any, will be determined by our board of directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We intend to focus on making capital gains-based investments. As a consequence, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be much less consistent than other business development companies that primarily make debt investments. However, to the extent there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2011 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See ‘‘Material U.S. Federal Income Tax Considerations.’’ We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our current intention is to make any distributions out of assets legally available therefrom in additional shares of our common stock under our dividend reinvestment plan, unless you elect to receive your dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See ‘‘Dividend Reinvestment Plan.’’ Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder, although no cash distribution has been made. As a result, if you do not elect to opt out of the dividend reinvestment plan, you will be required to pay applicable federal, state and local taxes on any reinvested dividends even though you will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to our investment adviser. If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index, for the period from April 28, 2011 (the date of our initial public offering) to December 31, 2011. The graph assumes that, on April 28, 2011, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, through which all dividends are paid to stockholders in the form of additional shares of our common stock, unless a stockholder elects to receive cash as provided below. In this way, a stockholder can maintain an undiluted investment in us and still allow us to pay out the required distributable income.

No action is required on the part of a registered stockholder to receive a distribution in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying American Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive distributions in cash and hold such shares in non-certificated form. Upon request by a participant, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive distributions in cash by notifying their broker or other financial intermediary of their election.

We use only newly-issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on the NASDAQ Capital Market on the valuation date for such distribution. Market price per share on that date will be the closing price for such shares on the NASDAQ Capital Market or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

There is no charge to stockholders for receiving their distributions in the form of additional shares of our common stock. The plan administrator’s fees for handling distributions in stock are paid by us. There are no brokerage charges with respect to shares we have issued directly as a result of distributions payable in stock. If a participant elects by written or telephonic notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus brokerage commissions from the proceeds. Stockholders who receive distributions in the form of stock are subject to the same federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a distribution from us will be equal to the total dollar amount of the distribution payable to the stockholder. As a result, if you do not elect to opt out of the dividend reinvestment plan, you will be required to pay applicable federal, state and local taxes on any reinvested dividends even though you will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to our investment adviser.

The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend or distribution by us.

Item 6. Selected Financial Data

The following selected financial and other data for the period from January 6, 2011 (date of inception) to December 31, 2011 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

Year Ended December 31, 2011(1)
Income Statement Data:
Total operating expenses	$2,196,192
Net investment loss	(2,033,864)
Net decrease in net assets resulting from operations	(3,613,664)

Balance Sheet Data:
Total Assets	$91,798,242
Total Net Assets	71,503,248

Per Common Share Data:
Net decrease in net assets resulting from operations per average share (2)	$(1.07)
Net asset value per share	12.95

(1)	Includes the period from January 6, 2011 (date of inception) to December 31, 2011.
(2)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated starting from the issuance of 100 shares as of February 28, 2011. Weighted average common shares were 3,377,429 for the period from January 6, 2011 (date of inception) to December 31, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about GSV Capital, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘will,’’ ‘‘may,’’ ‘‘continue,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ ‘‘would,’’ ‘‘could,’’ ‘‘should,’’ ‘‘targets,’’ ‘‘projects,’’ and variations of these words and similar expressions are intended to identify forward-looking statements.

The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our equity investments in such portfolio companies,
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio,
•	an inability to access the equity markets could impair our investment activities,
•	interest rate volatility could adversely affect our results, particularly if we opt to use leverage as part of our investment strategy, and
•	the risks, uncertainties and other factors we identify in ‘‘Risk Factors’’ and elsewhere in this annual report on Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in ‘‘Risk Factors’’ and elsewhere in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contain elsewhere in this annual report on Form 10-K.

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of rapidly growing venture capital-backed emerging companies. We acquire our investments through secondary marketplaces for private companies, negotiations with selling stockholders and direct investments with prospective portfolio companies. We may also invest on an opportunistic basis in select publicly-traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by GSV Asset Management, and GSV Capital Service Company provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social media, mobility, cloud computing, software-as-a-service, green technology and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser evaluates have financial backing from top tier venture capital funds or other financial or strategic sponsors.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. We anticipate that substantially all of the net proceeds of our follow-on offering, which closed in February 2012, will be used for the above purposes within six to 12 months, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions.

We seek to create a low-turnover portfolio that we expect will include diversified investments in 20 to 30 companies. As of December 31, 2011, we have completed investments in 21 companies for aggregate consideration of approximately $64.9 million (exclusive of transaction fees and costs), or 85.3% of the net proceeds from our initial public offering and subsequent follow-on offering. We expect that the total number of portfolio companies in which we are invested will increase as our equity capital base grows.

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital Corp. of approximately $46.5 million. On September 26, 2011, we priced a follow-on offering of 1,900,000 shares of our common stock at an offering price $14.15 per share. The follow-on offering included the full exercise of the underwriters’ option to purchase an additional 285,000 shares of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $29.6 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol ‘‘GSVC’’.

Effective May 26, 2011, we changed our name from NeXt Innovation Corp. to GSV Capital Corp.

Investments

All of the investments in our portfolio at December 31, 2011 were made during the period from May 16, 2011 to December 31, 2011. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

We closed on an investment of $2,250,000 in Kno, Inc., an education software company, on May 16, 2011.

We closed on an investment of $712,380, plus transaction costs, in Serious Energy, Inc., a green technology company, on June 6, 2011.

We closed on an investment of $280,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on June 17, 2011.

We closed on an investment of $6,587,500, plus transaction costs, in Facebook, Inc., a social-networking company, on June 23, 2011.

We closed on an investment of $5,999,996, plus transaction costs, in Chegg, Inc., an online textbook rental company, on June 29, 2011.

We closed on an investment of $414,827, plus transaction costs, in Bloom Energy Corporation, a green technology company, on June 30, 2011.

We closed on an investment of $166,500, plus transaction costs, in Bloom Energy Corporation on July 8, 2011.

We closed on an investment of $200,000, plus transaction costs, in Silver Spring Networks, Inc., a green technology company, on July 11, 2011.

We closed on an investment of $2,250,000, plus transaction costs, in SharesPost, Inc., a secondary marketplace for private equity investments, on July 19, 2011.

We closed on an investment of $1,968,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on July 25, 2011.

We closed on a follow-on investment of $190,000, plus transaction costs, in Bloom Energy Corporation, on August 9, 2011.

On August 15, 2011, we acquired a $4 million unsecured promissory note (‘‘Note’’) issued by PJB Fund LLC, a Delaware limited liability company (‘‘Borrower’’), which note is personally guaranteed by its members on a limited basis. The Note generally has a one-year maturity (which may be extended for an additional six months thereafter) and is subject to being repaid, at Borrower’s election, either by transfer of a certain number of shares of common stock of Zynga, Inc., subject to a cap, transfer of membership interests in Borrower or with a cash amount of equivalent value. The amount payable under the Note (the ‘‘Repayment Amount’’) will be equal to the face amount, plus the greater of accrued interest (at a rate of 10%) or a return based on the relative value of Zynga. At values of Zynga ranging from $6 billion to $14.4 billion (assuming the Note is settled within one year), the Repayment Amount will provide a return of 10% to 20%. At values of Zynga in excess of $14.4 billion, the Repayment Amount return includes 50% of such incremental share price appreciation. To the extent Zynga has a value less than $6 billion, the cap applicable to settlement in shares will effectively allow Borrower to settle the Note for less than the face amount of the loan. To the extent the borrower repays the note in cash, we would have no further direct or indirect interest in Zynga, Inc.

We closed on a follow-on investment of $1,000,008, plus transaction costs, in Bloom Energy Corporation, on August 17, 2011.

We closed on a follow-on investment of $3,251,250, plus transaction costs, in Gilt Group, Inc. on August 22, 2011.

We closed on an investment of $2,035,200, plus transaction costs, in Groupon, Inc., an online provider of daily coupons for various consumer products, on August 22, 2011.

We closed on an investment of $6,932,493, plus transaction costs, in Twitter, Inc., an online short messaging platform, on August 22, 2011.

We closed on a follow-on investment of $901,430, plus transaction costs, in Silver Spring Networks, Inc., on August 30, 2011.

We closed on investment of $1,999,997, plus transaction costs, in TrueCar, Inc., an online automotive research destination, on August 30, 2011.

We closed on an investment of $250,000, plus transaction costs in ZoomSystems, a producer of automated retail vending machines, on August 31, 2011.

We closed on an investment of $1,000,000, plus transaction costs, in Control 4 Inc., a smart home automation company, on October 4, 2011.

We closed on an investment of $2,000,000, plus transaction costs in Grockit Inc., an online test preparation company, on October 7, 2011.

We closed on a follow-on investment of $1,593,000, plus transaction costs, in Twitter, Inc. on October 21, 2011.

We closed on a follow-on investment of $3,875,000, plus transaction costs, in Facebook, Inc., on November 8, 2011.

We closed on an investment of $500,000, plus transaction costs in The Echo Systems Corp., a social analytics company, on November 14, 2011.

We closed on an investment of $3,500,000, plus transaction costs, in ZocDoc Inc., a company that provides online booking for doctor and dentist appointments, on November 15, 2011.

We closed on an investment of $4,999,998, plus transaction costs, in Dropbox, an online storage service, on November 15, 2011.

We closed on a follow-on investment of $3,588,000, plus transaction costs, in Twitter, Inc., on November 18, 2011.

We closed on an investment of $750,000, plus transaction costs, in DreamBox Learning, Inc., an education technology company, on December 6, 2011.

We closed on a follow-on investment of $205,000, plus transaction costs, in Kno, Inc., on December 15, 2011.

We closed on an investment of $1,000,000, plus transaction costs in StormWind, an electronic marketing and business services platform, on December 15, 2011.

We closed on an investment of $500,000, plus transaction costs in rSmart, a higher education learning platform, on December 19, 2011.

The fair value, as of December 31, 2011, of these investments was $64,078,150. In addition, we held $20,000,044 in one United States Treasury Bill and $7,000,000 in two money market funds as of December 31, 2011. We also held $385,995 in unrestricted cash on December 31, 2011.

Results of Operations

As January 6, 2011 is our date of inception, there is no comparable period to compare results for the period from January 6, 2011 to December 31, 2011.

Investment Income

For the period from January 6, 2011 (date of inception) to December 31, 2011, we had investment income of $162,328, or $0.05 per share, which consisted of $158,389 of interest income and $3,939 of dividend income.

Operating Expenses

For the period from January 6, 2011 (date of inception) to December 31, 2011, we had $2,196,192 in total operating expenses consisting primarily of legal, audit and consulting fees, in addition to organizational expenses, investment management fees and administration fees. The investment advisory fee for the period from January 6, 2011 (date of inception) to December 31, 2011, was $618,865, representing the base fee as provided for in our investment advisory agreement. Costs incurred under our administration agreement for the period from January 6, 2011 (date of inception) to December 31, 2011, were $554,232. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $409,983 for the period from January 6, 2011 (date of inception) to December 31, 2011.

Net Decrease in Net Assets

For the period from January 6, 2011 (date of inception) to December 31, 2011, we had a net change in unrealized depreciation of $1,579,800, or $0.47 per share. Net investment loss was $2,033,864, or $0.60 per share, for the period from January 6, 2011 (date of inception) to December 31, 2011. Net decrease in net assets resulting from operations was $3,613,664, or $1.07 per share, for the period from January 6, 2011 (date of inception) to December 31, 2011.

The per share figures noted above are based on a weighted-average of 3,377,429 shares outstanding for the period from January 6, 2011 (date of inception) to December 31, 2011.

Liquidity and Capital Resources

At December 31, 2011, we had investments in 21 portfolio companies with costs totaling $65,658,866, two money market funds totaling $7,000,000 and cash in the amount of $385,995.

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital of approximately $46.5 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol ‘‘GSVC’’.

On September 26, 2011, we priced a secondary offering, selling 2,185,000 shares at a price of $14.15 per share, including an exercise in full by the underwriters of their option to purchase an additional 285,000 shares of common stock to cover overallotments. The follow-on offering resulted in net proceeds to the Company of approximately $29.6 million.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of December 31, 2011, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see ‘‘Related Party Transactions and Certain Relationships’’. We incurred approximately $618,865 in investment management fees and $554,232 in costs incurred under the administration agreement for the period from January 6, 2011 (date of inception) to December 31, 2011.

As of December 31, 2011, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs and any fair value adjustments. Two of our investments, Groupon and SharesPost, had fair value adjustments. Groupon conducted an IPO on November 4, 2011. Our shares in Groupon are presently subject to a lock-up agreement that expires on May 1, 2012. The fair value for Groupon was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 28% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of December 31, 2011. Our investment in SharesPost includes Series B preferred shares and warrants. After our investment in SharesPost in July 2011, SharesPost held a subsequent financing for Series B preferred shares, which did not include warrants. Accordingly, only our investment in preferred shares was adjusted due to the subsequent financing. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distribution Policy

The timing and amount of our dividends, if any, will be determined by our board of directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We intend to focus on making capital gains-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be much less consistent than other business development companies that primarily make debt investments. However, if there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2011 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See ‘‘Material U.S. Federal Income Tax Considerations.’’ There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our current intention is to make any distributions out of assets legally available therefrom in additional shares of our common stock under our dividend reinvestment plan, unless you elect to receive your dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See ‘‘Dividend Reinvestment Plan.’’ Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder, although no cash distribution has been made. If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash.

Borrowings

We had no borrowings outstanding as of December 31, 2011.

Related Party Transactions

Investment Advisory Agreement

We entered into an investment advisory agreement with GSV Asset Management (the ‘‘Advisory Agreement’’) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or ‘‘hurdle,’’ and a ‘‘catch-up’’ feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $618,865 in base fees and $0 in incentive fees for the period from January 6, 2011 (date of inception) to December 31, 2011.

As of December 31, 2011, we were owed $13,470 from GSV Asset Management for reimbursement of travel-related expenses paid for by us that were the responsibility of GSV Asset Management.

In addition as of December 31, 2011, we owed GSV Asset Management $78,427 for management fees and reimbursement of other expenses. We owed certain officers and directors $10,782 in reimbursements for travel-related and other expenses.

Administration Agreement

We entered into an Administration Agreement with GSV Capital Service Company (the ‘‘Administration Agreement’’) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $554,232 in such costs incurred under the Administration Agreement for the period from January 6, 2011 (date of inception) to December 31, 2011.

We also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our board of directors is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our board of directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Critical Accounting Policies

Basis of Presentation

The financial statements included herein are expressed in United States dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’).

In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments.

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

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access.

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

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations are valued at fair value as determined in good faith by our board of directors.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (‘‘FASB’’) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the ‘‘highest and best use’’ concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This accounting standard is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. At this time management is evaluating the implications of the amendment and the impact to the financial statements of GSV Capital Corp.

Recent Developments

On January 3, 2011, the Company sold and settled the $20.0 million United States Treasury Bill for a realized loss of $256.

On February 10, 2012, the Company priced a secondary offering, selling 6,900,000 of common shares at a price of $15.00 per share, including an exercise in full by the underwriters of their option to purchase an additional 900,000 shares of common stock to cover overallotments. The secondary offering resulted in net proceeds to the Company of approximately $96.2 million.

Subsequent to December 31, 2011, the Company closed on investments of $5.0 million, plus transaction costs as follows:

The Company closed on an investment of $100,000, plus transaction costs, in AlwaysOn Network, LLC, an internet media company headquartered in Kelowna, British Columbia, on January 10, 2012.

The Company closed on an investment of $200,000, plus transaction costs, in Maven Research, Inc., a global knowledge marketplace headquartered in San Francisco, CA, on February 28, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer headquartered in Santa Monica, CA, on February 29, 2012.

The Company closed on an investment of $4,000,000, plus transaction costs, in Chegg, Inc., an online textbook rental company headquartered in Santa Clara, CA, on March 7, 2012.

The Company closed on an investment of $150,000, plus transaction costs, in AlwaysOn Network, LLC, an internet media company headquartered in Kelowna, British Columbia, on March 9, 2012.

On February 1, 2012, Facebook, Inc. filed a registration statement with the SEC in connection with its proposed initial public offering. The Company owns 350,000 shares of Class B common stock of Facebook, Inc., which are presently subject to a lock-up agreement that will expire 181 days after the date of the final prospectus relating to Facebook, Inc.’s initial public offering, if consummated.

The Company is presently in the final stages of negotiations with a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to applicable closing conditions. These equity investments may be made through the secondary market and involve making deposits in escrow accounts until certain conditions are met. Moreover, each underlying issuer has the right to terminate the deal before such conditions are satisfied. Pursuant to the terms of our agreements with each of these prospective issuers, at such time that these conditions are satisfied, the escrow accounts will close, and our equity investments will be effectuated. Subsequent to December 31, 2011, the Company made $4.9 million in such escrow deposits of which $0.9 million are currently outstanding and subject to applicable closing conditions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GSV Capital Corp.

We have audited the accompanying statement of assets and liabilities of GSV Capital Corp. (formerly NeXt Innovation Corp.), including the schedule of investments, as of December 31, 2011 and the related statements of operations, changes in net assets, and cash flows and the financial highlights (see Note 7) for the period from January 6, 2011 (date of inception) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the investments owned as of December 31, 2011 by correspondence with the custodian and broker. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of GSV Capital Corp. (formerly NeXt Innovation Corp.) as of December 31, 2011, and the results of its operations, changes in net assets and its cash flows and financial highlights for the period from January 6, 2011 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Francisco, California

March 13, 2012

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF ASSETS AND LIABILITIES

December 31, 2011
ASSETS
Investments at fair value:
Investments in non-control/non-affiliated securities (cost of $65,658,866)	$64,078,150
Investments in United States treasury bills (cost of $19,999,128)	20,000,044
Investments in money market funds (cost of $7,000,000)	7,000,000
Total Investments (cost of $92,657,994)	91,078,194

Cash	385,995
Due from:
GSV Asset Management	13,470
Portfolio company	9,249
Accrued interest	158,389
Prepaid expenses	92,750
Deferred offering costs	56,436
Dividend receivable	1,063
Other assets	2,696

Total Assets	91,798,242

LIABILITIES
Due to:
GSV Asset Management	78,427
Other affiliates	10,782
Payable for unsettled securities transaction	19,999,128
Accounts payable	206,357
Accrued expenses	300

Total Liabilities	20,294,994

Commitments and contingencies (Note 6)

Net Assets	$71,503,248

NET ASSETS
Common Stock, par value $0.01 per share
(100,000,000 authorized; 5,520,100 issued and outstanding)	$55,201
Paid-in capital in excess of par	73,027,847
Unrealized depreciation on investments	(1,579,800)

Net Assets	$71,503,248

Net Asset Value Per Share	$12.95

See Notes to the Financial Statements

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF OPERATIONS

For the period from January 6, 2011 (date of inception) to December 31, 2011
INVESTMENT INCOME
Interest income	$158,389
Dividend income	3,939

Total Investment Income	162,328

OPERATING EXPENSES
Investment management fees	618,865
Costs incurred under administration agreement	554,232
Professional fees	409,983
Organization expenses	198,831
Insurance expense	142,494
Directors’ fees	127,500
Investor relations expense	89,250
Other expenses	55,037

Total Operating Expenses	2,196,192

Net Investment Loss	(2,033,864)

Net Change in Unrealized Depreciation on Investments	(1,579,800)

Net Decrease in Net Assets Resulting From Operations	$(3,613,664)

Net Decrease in Net Assets Resulting From Operations Per Average Share (1)	$(1.07)

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated starting from the ___issuance of 100 shares on February 28, 2011. Weighted average common shares were 3,377,429 for the period.

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF CHANGES IN NET ASSETS

For the period from January 6, 2011 (date of inception) to December 31, 2011
Net Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(2,033,864)
Net Change in Unrealized Depreciation on Investments	(1,579,800)
Net Decrease in Net Assets Resulting From Operations	(3,613,664)

Capital Share Transactions
Net Proceeds from Common Shares Issued	76,175,200
Offering Costs	(1,058,288)
Net Capital Share Transactions	75,116,912

Net Assets at End of Period	$71,503,248

Capital Share Activity
Shares Issued	5,520,100
Shares Outstanding at End of Period	5,520,100

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENT OF CASH FLOWS

For the period from January 6, 2011 (date of inception) to December 31, 2011
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(3,613,664)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	1,579,800
Purchases of investments in:
Non-control/non-affiliated securities	(65,658,866)
Money market funds	(11,500,000)
Proceeds from sales of investments in:
Money market funds	4,500,000
Increase in due from GSV Asset Management	(13,470)
Increase in due from portfolio company	(9,249)
Increase in accrued interest	(158,389)
Increase in prepaid expenses	(92,750)
Increase in dividend receivable	(1,063)
Increase in other assets	(2,696)
Increase in due to GSV Asset Management	78,427
Increase in due to other affiliates	10,782
Increase in accounts payable	149,921
Increase in accrued expenses	300
Net Cash Used in Operating Activities	(74,730,917)

Cash Flows from Financing Activities
Net proceeds from common shares issued	76,175,200
Offering costs paid	(1,058,288)
Net Cash Provided by Financing Activities	75,116,912

Total Increase in Cash Balance	385,995
Cash Balance at Beginning of Period	-
Cash Balance at End of Period	$385,995

Non-Cash Items
Increase in deferred offering costs	$(56,436)
Increase in accounts payable	$56,436

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.)
Schedule of Investments
December 31, 2011

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	96,389	$1,815,818	$1,771,335	2.48%

Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	774,193	6,003,694	5,999,996	8.39%

Control 4 Inc.	Salt Lake City, UT
Common shares	Home Automation	666,667	1,034,827	1,000,000	1.40%

DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	757,955	750,000	1.05%

Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A	Online Storage	552,486	5,015,333	4,999,998	6.99%

Facebook, Inc.	Palo Alto, CA
Common shares, Class B	Social Networking	350,000	10,465,981	10,462,500	14.63%

Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	203,100	5,576,979	5,499,250	7.69%

Grockit, Inc.	San Francisco, CA
Preferred shares, Series B	Online Test Preparation	2,728,252	2,005,945	2,000,000	2.80%

Groupon, Inc. (2)	Chicago, IL
Common shares	Online Deals	80,000	2,128,585	1,188,288	1.66%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	2,250,000	3.15%
Common shares	Textbooks	50,000	214,303	205,000	0.29%
Total			2,476,309	2,455,000	3.44%

PJB Fund LLC (1) (3)	San Francisco, CA
Structured note, 10%, due 8/15/2012	Social Gaming	$4,000,000	4,029,259	4,000,000	5.59%

Serious Energy, Inc.	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	712,380	1.00%

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.)
Schedule of Investments (continued)
December 31, 2011

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,776,970	$2,257,984	$2,256,752	3.16%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	17,731	0.02%
Total			2,281,112	2,274,483	3.18%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares	Smart Grid	110,143	1,153,381	1,101,430	1.54%

StormWind, LLC	Scottsdale, AZ
Preferred shares, Series B	Electronic	1,711,111	959,209	946,335	1.32%
Preferred warrants, $0.64 strike price, expire 12/1/2012	Marketing and Business Services	1,568,518	53,665	53,665	0.08%
Total			1,012,874	1,000,000	1.40%

The Echo System Corp. (1)	New York, NY
Structured note, 6%, due 1/28/2013, and warrant, $0.20 strike price, expires 11/14/2016	Social Analytics	500,000	505,823	500,000	0.70%

The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	480,769	513,311	500,000	0.70%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,551	1,999,997	2.80%

Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	735,600	12,304,345	12,113,493	16.94%

ZocDoc Inc.	New York, NY
Preferred shares	Online Medical Scheduling	200,000	3,563,178	3,500,000	4.89%

ZoomSystems	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	$260,476	$250,000	0.35%

Total Portfolio Investments			65,658,866	64,078,150	89.62%

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.)
Schedule of Investments (continued)
December 31, 2011

Non-Portfolio Investments	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

United States Treasury (1)
United States Treasury Bill, 0%, due 1/26/2012		$20,000,000	$19,999,128	$20,000,044	27.97%

Money Market Funds (1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		3,500,000	3,500,000	3,500,000	4.89%
Prime Money Market Portfolio		3,500,000	3,500,000	3,500,000	4.89%
Total Money Market Funds			7,000,000	7,000,000	9.78%

Total Investments			$92,657,994	$91,078,194	127.37%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.

(1)	Investment is income producing.

(2)	On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon are subject to a lock-up agreement that expires on May 1, 2012.

(3)	Represents a $4 million unsecured promissory note with an interest rate of 10% and maturity date of August 15, 2012 that was issued by PJB Fund LLC that may be repaid, at PJB Fund LLC’s election, either by transfer of a certain number of shares of common stock of Zynga, Inc. or with a cash amount of equivalent value. The amount payable under the note will be equal to the face amount, plus the greater of accrued interest (at a rate of 10%) or a return based on the relative value of Zynga, Inc. To the extent the borrower repays the note in cash, GSV Capital Corp. would have no further direct or indirect interest in Zynga, Inc. On December 15, 2011, Zynga, Inc. priced its initial public offering, selling 100,000,000 shares at a price of $10.00 per share.

See Notes to the Financial Statements.

GSV CAPITAL CORP.

(formerly NeXt Innovation Corp.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

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

In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments.

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

Investments

The Company applies fair value accounting in accordance with GAAP. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities for which market quotations are readily available on an exchange are valued at the closing price of such security on the valuation date; however, if they remain subject to lock-up restrictions they are discounted accordingly. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

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
4.	The Valuation Committee discusses valuations and recommends the fair value of each investment in the portfolio in good faith based on the input of GSV Asset Management and the independent third-party valuation firm; and
5.	The Board then discusses the valuations and determines in good faith the fair value of each investment in the portfolio based upon input of GSV Asset Management, estimates from the independent valuation firm and the recommendations of the Valuation Committee.

In making our good faith determination of the fair value of investments, we consider valuation methodologies consistent with industry practice. Valuation methods, among other measures and as applicable, may include comparisons to prices from secondary market transactions and recent venture capital financings, analysis of financial ratios and valuation metrics of the portfolio companies that issued such private equity securities to peer companies that are public, analysis of the portfolio companies’ most recent financial statements and forecasts, and the markets in which the portfolio company does business, and other relevant factors.

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

Securities Transactions

Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date). Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively.

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. At December 31, 2011, no investments were deemed to be control or affiliated investments.

Cash

The Company places its cash with U.S. Bank, N.A. and First Republic Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company also invests a portion of its cash in money market funds, within limitations of the 1940 Act.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are determined using the specific identification method.

Interest: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

Dividends: Dividend income is recognized on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary market which involves making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise its right to first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At December 31, 2011, the Company had $0 in Escrow deposits.

Payable for Unsettled Securities Transaction

Payable for unsettled securities transaction relates to the purchase of the United States Treasury Bill that was unsettled at December 31, 2011, and settled subsequent to year-end.

Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

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

Organization and Offering costs

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the period from January 6, 2011 (date of inception) to December 31, 2011, the Company has incurred and expensed organization costs of $198,831. Offering costs include legal fees and other costs pertaining to the initial public offering. These costs have been offset against capital proceeds from the public offerings. For the period from January 6, 2011 (date of inception) to December 31, 2011, these costs amount to $1,058,288.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. GAAP requires that certain components of net assets relating to permanent difference be reclassified between financial and tax reporting. These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed. For the period from January 6, 2011 (date of inception) to December 31, 2011, the net investment loss of $2,033,864 in the Statement of Operations was determined to be a permanent difference and reduced paid-in capital in excess of par in the Statement of Assets and Liabilities.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amended guidance is to be applied prospectively. For public entities, the guidance is effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. At this time management is evaluating the implications of the guidance and the impact to the financial statements of GSV Capital Corp.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the period from the close of the initial public offering through and including December 31, 2011, the fee was payable monthly in arrears, and was calculated based on the initial value of the Company’s assets upon the closing of the public offering. GSV Asset Management earned $618,865 in base fees and $0 in incentive fees for the period from January 6, 2011 (date of inception) to December 31, 2011.

As of December 31, 2011, the Company was due $13,470 from GSV Asset Management for reimbursement of travel-related expenses paid for by the Company that were the responsibility of GSV Asset Management, and is included in the Statement of Assets and Liabilities.

As of December 31, 2011, the Company owed certain officers and directors $10,782 for reimbursements of travel-related and other expenses. The Company owed GSV Asset Management $78,427 for management fees and reimbursements of travel-related and other expenses. These are included in the Statement of Assets and Liabilities.

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There was $554,232 in such costs incurred under the Administration Agreement for the period from January 6, 2011 (date of inception) to December 31, 2011.

License Agreement

The Company entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name ‘‘GSV.’’ Under this agreement, the Company has the right to use the GSV name for so long as the Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, The Company has no legal right to the ‘‘GSV’’ name.

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At December 31, 2011, the Company had 24 investments in 21 portfolio companies. The total cost and fair value of the 24 positions were $65,658,866 and $64,078,150, respectively. The composition of our investments as of December 31, 2011 is as follows:

	Cost	Fair Value
Common Stock	$43,451,594	$42,053,669
Preferred Stock	17,595,397	17,453,085
Structured Note	4,535,082	4,500,000
Warrants	76,793	71,396
Total Portfolio Investments	65,658,866	64,078,150

Non-Portfolio Investments	26,999,128	27,000,044
Total Investments	$92,657,994	$91,078,194

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$-	$1,188,288	$40,865,381	$42,053,669
U.S. Treasury Bill	20,000,044	-	-	20,000,044
Preferred Stock	-	-	17,453,085	17,453,085
Money Market Funds	7,000,000	-	-	7,000,000
Structured Note	-	-	4,500,000	4,500,000
Warrants	-	-	71,396	71,396
Total Investments	$27,000,044	$1,188,288	$62,889,862	$91,078,194

The aggregate values of Level 3 portfolio investments changed during the period from January 6, 2011 (date of inception) to December 31, 2011 as follows:

	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of January 6, 2011	$-	$-	$-	$-	$-
Purchases of investments	43,451,594	17,595,397	4,535,082	76,793	65,658,866
Change in unrealized depreciation included in earnings	(1,397,925)	(142,312)	(35,082)	(5,397)	(1,580,716)
Transfer to Level 2	(1,188,288)	-	-	-	(1,188,288)
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$71,396	$62,889,862
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2011	$(457,628)	$(142,312)	$(35,082)	$(5,397)	$(640,419)

During the period from January 6, 2011 (date of inception) to December 31, 2011, there was one transfer from Level 3 to Level 2 related to our investment in Groupon. Due to its public offering in November 2011, observable inputs became available for our valuation as of December 31, 2011. Our shares in Groupon are presently subject to a lock-up agreement that expires on May 1, 2012. The fair value for Groupon was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 28% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of December 31, 2011. Change in unrealized depreciation for the period for Level 3 investments still held as of December 31, 2011, is $640,419.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 5,520,100 shares of our common stock during the period from January 6, 2011 (date of inception) to December 31, 2011. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares	Gross Proceeds Raised	Underwriting Fees	Offering Expenses		Offering Price
February 28, 2011	100	$1,500	$-	$-		$15.00
April 28, 2011	3,335,000	50,025,000	3,501,750	527,166	(1)	15.00
September 27, 2011	1,900,000	26,885,000	1,102,000	-		14.15
September 27, 2011	285,000	4,032,750	165,300	531,122	(2)	14.15

(1)	Includes $3,585 of offering expenses that were accrued as of September 30, 2011.
(2)	Amount was reduced by $18,878 after actual expenses for the offering were determined as of December 31, 2011.

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the period from January 6, 2011 (date of inception) to December 31, 2011.

For the period from January 6, 2011 (date of inception) to December 31, 2011
Net decrease in net assets resulting from operations	$(3,613,664)
Weighted average common shares (1)	3,377,429
Basic and diluted earnings per common share	$(1.07)

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

For the period from January 6, 2011 (date of inception) to December 31, 2011

Per Share Data (1) :
Net asset value at beginning of period	$-
Issuance of common shares (2)	14.67
Underwriters’ discount	(0.86)
Offering costs	(0.19)
Net investment loss	(0.37)
Change in unrealized depreciation	(0.30)
Net asset value at end of period	$12.95

Per share market value at end of period	$13.95
Total return based on market value (3)	(7.00)%
Total return based on net asset value (3)	(13.67)%
Shares outstanding at end of period	5,520,100
Ratio / Supplemental Data:
Net assets at end of period	$71,503,248
Average net assets (4)	44,532,523
Annualized ratio of gross operating expenses to average net assets (4)	5.01%
Annualized ratio of net operating expenses to average net assets (4)	5.01%
Annualized ratio of net investment loss to average net assets (4)	(4.64)%

(1)	Financial highlights are based on shares outstanding as of December 31, 2011.
(2)	Issuance of common shares is based on the weighted average offering price for the shares issued during the period.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(4)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $198,831 of Organizational Expenses, which were deemed to be non-recurring. Average net assets for the period from January 6, 2011 (date of inception) to December 31, 2011, were calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 9 — SUBSEQUENT EVENTS

On January 3, 2011, the Company sold and settled the $20.0 million United States Treasury Bill for a realized loss of $256.

On February 10, 2012, the Company priced a secondary offering, selling 6,900,000 of common shares at a price of $15.00 per share, including an exercise in full by the underwriters of their option to purchase an additional 900,000 shares of common stock to cover overallotments. The secondary offering resulted in net proceeds to the Company of approximately $96.2 million.

Subsequent to December 31, 2011, the Company closed on investments of $5.0 million, plus transaction costs as follows:

The Company closed on an investment of $100,000, plus transaction costs, in AlwaysOn Network, LLC, an internet media company headquartered in Kelowna, British Columbia, on January 10, 2012.

The Company closed on an investment of $200,000, plus transaction costs, in Maven Research, Inc., a global knowledge marketplace headquartered in San Francisco, CA, on February 28, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer headquartered in Santa Monica, CA, on February 29, 2012.

The Company closed on an investment of $4,000,000, plus transaction costs, in Chegg, Inc., an online textbook rental company headquartered in Santa Clara, CA, on March 7, 2012.

The Company closed on an investment of $150,000, plus transaction costs, in AlwaysOn Network, LLC, an internet media company headquartered in Kelowna, British Columbia, on March 9, 2012.

On February 1, 2012, Facebook, Inc. filed a registration statement with the SEC in connection with its proposed initial public offering. The Company owns 350,000 shares of Class B common stock of Facebook, Inc., which are presently subject to a lock-up agreement that will expire 181 days after the date of the final prospectus relating to Facebook, Inc.’s initial public offering, if consummated.

The Company is presently in the final stages of negotiations with a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to applicable closing conditions. These equity investments may be made through the secondary market and involve making deposits in escrow accounts until certain conditions are met. Moreover, each underlying issuer has the right to terminate the deal before such conditions are satisfied. Pursuant to the terms of our agreements with each of these prospective issuers, at such time that these conditions are satisfied, the escrow accounts will close, and our equity investments will be effectuated. Subsequent to December 31, 2011, the Company made $4.9 million in such escrow deposits of which $0.9 million are currently outstanding and subject to applicable closing conditions.

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain quarterly financial information for each of the last four quarters ended December 31, 2011. This information was derived from our unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Total Investment Income		Net Investment Loss		Net Unrealized Depreciation		Net Decrease in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
March 31, 2011	$-	$-	$(110,808)	$(1,108.08)	$-	$-	$(110,808)	$(1,108.08)
June 30, 2011	-	-	(565,305)	(0.24)	(59,634)	(0.03)	(624,939)	(0.27)
September 30, 2011	53,408	0.02	(680,088)	(0.20)	(494,170)	(0.14)	(1,174,258)	(0.34)
December 31, 2011	108,920	0.02	(677,663)	(0.12)	(1,025,996)	(0.19)	(1,703,659)	(0.31)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)   Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)   Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

(d)   Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period from January 6, 2011 (date of inception) to December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 5, 2012, Luben Pampoulov resigned from his position as an officer of the Company.  In light of Mr. Pampoulov's focus on providing the Company with investment advisory services through GSV Asset Management, both he and our Board of Directors believe his position as a Managing Director of GSV Asset Management more accurately reflects his contributions to the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*

3.2	Articles of Amendment**

3.3	Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Form of Dividend Reinvestment Plan*

10.2	Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC (f/k/a NeXt Asset Management, LLC) *

10.3	Administration Agreement by and between Registrant and GSV Capital Service Company, LLC (f/k/a NeXt Innovation Service Company, LLC)*

10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*

10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

___________

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

GSV CAPITAL CORP.
Date: March 13, 2012
By: /s/ Michael T. Moe
Michael T. Moe
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 13, 2012	By: /s/ Stephen D. Bard
Stephen D. Bard
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

