Form 10-Q
period 2012-03-31
GSV Capital Corp.
filed 2012-05-07
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 7, 2012 was 12,420,100.

GSV CAPITAL CORP.

TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Statements of Assets and Liabilities as of March 31, 2012 (unaudited) and December 31, 2011	3
	Statements of Operations (unaudited) for the three months ended March 31, 2012 and for the period from January 6, 2011 (date of inception) to March 31, 2011	4
	Statements of Changes in Net Assets (unaudited) for the three months ended March 31, 2012 and for the period from January 6, 2011 (date of inception) to March 31, 2011	5
	Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and for the period from January 6, 2011 (date of inception) to March 31, 2011	6
	Schedule of Investments as of March 31, 2012 (unaudited)	7
	Schedule of Investments as of December 31, 2011	10
	Notes to the Financial Statements as of March 31, 2012 (unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Reserved	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.) STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Investments at fair value:
Investments in non-control/non-affiliated securities (cost of $76,325,515 and $65,658,866, respectively)	$75,756,910	$64,078,150
Investment in United States treasury bill (cost of $0 and $19,999,128, respectively)	-	20,000,044
Investments in money market funds (cost of $16,000,000 and $7,000,000, respectively)	16,000,000	7,000,000
Total Investments (cost of $92,325,515 and $92,657,994, respectively)	91,756,910	91,078,194

Cash	75,391,344	385,995
Due from:
GSV Asset Management	14,220	13,470
Portfolio company	70,145	9,249
Accrued interest	258,739	158,389
Prepaid expenses	18,212	92,750
Deferred offering costs	118,972	56,436
Dividend receivable	2,786	1,063
Other assets	59,417	2,696
Total Assets	167,690,745	91,798,242

LIABILITIES
Due to:
GSV Asset Management	16,524	78,427
Other affiliates	5,669	10,782
Payable for unsettled securities transaction	-	19,999,128
Accounts payable	316,880	206,357
Accrued expenses	2,564	300
Total Liabilities	341,637	20,294,994
Commitments and contingencies (Note 6)
Net Assets	$167,349,108	$71,503,248

NET ASSETS
Common stock, par value $0.01 per share
(100,000,000 authorized; 12,420,100 and 5,520,100 issued and outstanding, respectively)	$124,201	$55,201
Paid-in capital in excess of par	168,887,770	73,027,847
Accumulated net investment loss	(1,094,002)	-
Accumulated net realized loss on investments	(256)	-
Accumulated net unrealized depreciation on investments	(568,605)	(1,579,800)
Net Assets	$167,349,108	$71,503,248

Net Asset Value Per Share	$13.47	$12.95

See Notes to the Financial Statements.

GSV CAPITAL CORP.

(formerly NeXt Innovation Corp.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2012	For the period from January 6, 2011 (date of inception) to March 31, 2011(1)
INVESTMENT INCOME
Interest income	$112,101	$-
Dividend income	5,704	-
Total Investment Income	117,805	-

OPERATING EXPENSES
Investment management fees	621,926	-
Costs incurred under administration agreement	345,594	-
Directors’ fees	42,500	-
Professional fees	131,845	16,050
Insurance expense	46,669	-
Investor relations expense	14,250	-
Organization expenses	-	94,640
Other expenses	9,023	118
Total Operating Expenses	1,211,807	110,808

Net Investment Loss	(1,094,002)	(110,808)

Net Realized Loss on Investments	(256)	-

Net Change in Unrealized Appreciation on Investments	1,011,195	-

Net Decrease in Net Assets Resulting From Operations	$(83,063)	$(110,808)

Net Decrease in Net Assets Resulting From Operations Per Common Share	$(0.01)	$(1,108.08)

Weighted Average Common Shares Outstanding	9,387,133	100 (2)

(1)	Certain amounts have been reclassified to conform to the current period’s presentation.

(2)	Weighted average common shares for the period from January 6, 2011 (date of inception) to March 31, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.)
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended March 31, 2012	For the period from January 6, 2011 (date of inception) to March 31, 2011
Increase (Decrease) in Net Assets Resulting From Operations
Net Investment Loss	$(1,094,002)	$(110,808)
Net Realized Loss on Investments	(256)	-
Net Change in Unrealized Appreciation on Investments	1,011,195	-
Net Decrease in Net Assets Resulting From Operations	(83,063)	(110,808)

Capital Share Transactions
Net Proceeds from Common Shares Issued	96,255,000	1,500
Offering Costs	(326,077)	-
Net Capital Share Transactions	95,928,923	1,500

Total Increase (Decrease) in Net Assets	95,845,860	(109,308)
Net Assets at Beginning of Period	71,503,248	-
Net Assets at End of Period	$167,349,108	$(109,308)

Capital Share Activity
Shares Issued	6,900,000	100
Shares Outstanding at Beginning of Period	5,520,100	-
Shares Outstanding at End of Period	12,420,100	100

See Notes to the Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.) STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2012	For the period from January 6, 2011 (date of inception) to March 31, 2011(1)
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(83,063)	$(110,808)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	256	-
Net change in unrealized appreciation on investments	(1,011,195)	-
Purchases of investments in:
Non-control/non-affiliated securities	(10,666,649)	-
United States treasury bill	(19,999,128)	-
Money market funds	(10,000,000)	-
Proceeds from sales of investments in:
United States treasury bill	19,998,872	-
Money market funds	1,000,000	-
Change in operating assets and liabilities:
Due from GSV Asset Management	(750)	-
Due from portfolio company	(60,896)	-
Accrued interest	(100,350)	-
Prepaid expenses	74,538	-
Dividend receivable	(1,723)	-
Other assets	(56,721)	-
Due to GSV Asset Management	(61,903)	570
Due to other affiliates	(5,113)	95,225
Accounts payable	47,987	9,426
Accrued expenses	2,264	69,269
Net Cash Provided by (Used in) Operating Activities	(20,923,574)	63,682

Cash Flows from Financing Activities
Net proceeds from common shares issued	96,255,000	1,500
Offering costs	(326,077)	(63,800)
Net Cash Provided by (Used in) Financing Activities	95,928,923	(62,300)

Total Increase in Cash Balance	75,005,349	1,382
Cash Balance at Beginning of Period	385,995	-
Cash Balance at End of Period	$75,391,344	$1,382

Non-Cash Items
Increase in deferred offering costs	$(62,536)	$(242,180)
Increase in accrued expenses	$-	$122,093
Increase in accounts payable	$62,536	$120,087
Structured notes converted to preferred shares	$674,651	$-
Warrants exercised for preferred shares	$53,665	$-

(1)	Certain amounts have been reclassified to conform to the current period’s presentation.

See Notes to the Financial Statements.

GSV Capital Corp.

(formerly NeXt Innovation Corp.)

Schedule of Investments

March 31, 2012

(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

AltEgo, LLC	Santa Monica, CA
Preferred shares, Series B-2	Social Media Online Gaming	500,000	$510,473	$500,000	0.30%

AlwaysOn, LLC (1)	Woodside, CA
Structured note, 10%, due 1/9/2013 and warrant	Social Media	$250,000	250,000	250,000	0.15%

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	141,389	2,705,118	2,626,335	1.57%

Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	774,193	6,003,694	5,999,996	3.58%
Preferred shares, Series F		500,000	4,007,749	4,000,000	2.39%
Total			10,011,443	9,999,996	5.97%

Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	666,667	1,035,961	1,000,000	0.60%

CUX, Inc.	Mechanicsburg, PA
Preferred shares, Series C	Corporate Education	246,305	2,000,000	2,000,000	1.19%

DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	750,000	0.45%

Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A	Online Storage	552,486	5,015,333	4,999,998	2.99%

Facebook, Inc. (2)	Palo Alto, CA
Common shares, Class B	Social Networking	350,000	10,472,294	11,200,000	6.69%

Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	203,100	5,576,979	5,499,250	3.29%

Grockit, Inc.	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,000,000	1.19%

Groupon, Inc. (3)	Chicago, IL
Common shares	Online Deals	80,000	2,128,585	1,367,472	0.82%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	2,250,000	1.34%
Common shares	Textbooks	50,000	214,681	205,000	0.12%
Total			2,476,687	2,455,000	1.46%

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.) Schedule of Investments (continued)
March 31, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

Maven Research, Inc.	Scottsdale, AZ
Preferred shares, Series B	Consulting	49,505	$217,206	$200,000	0.12%

PJB Fund LLC (1) (4)	San Francisco, CA
Structured note, 10%, due 8/15/2012	Social Gaming	$4,000,000	4,029,259	4,000,000	2.39%

Serious Energy, Inc.	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	712,380	0.43%

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,771,653	2,257,984	2,256,752	1.35%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	9,251	0.01%
Total			2,281,112	2,266,003	1.36%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares	Smart Grid	110,143	1,155,271	1,101,430	0.66%

StormWind, LLC	Scottsdale, AZ
Preferred shares, Series B	Electronic	3,279,629	2,019,687	2,000,000	1.19%

The Echo System Corp. (1)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,639,568	0.98%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	75,988	0.05%
Total			1,512,392	1,715,556	1.03%

The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,264,927	1,250,000	0.75%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	1,999,997	1.19%

Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	735,600	12,321,179	12,113,493	7.24%

ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,500,000	2.09%

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.) Schedule of Investments (continued)
March 31, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

ZoomSystems	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	$260,476	$250,000	0.15%

Total Portfolio Investments			$76,325,515	$75,756,910	45.27%

Money Market Funds (1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		8,000,000	8,000,000	8,000,000	4.78%
Prime Money Market Portfolio		8,000,000	8,000,000	8,000,000	4.78%
Total Money Market Funds			16,000,000	16,000,000	9.56%

Total Investments			$92,325,515	$91,756,910	54.83%

* All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.

(1) Investment is income producing.

(2) On February 1, 2012, Facebook, Inc. filed a registration statement with the SEC in connection with its proposed initial public offering. The Company owns 350,000 shares of Class B common stock of Facebook, Inc., which are presently subject to a lock-up agreement that will expire 181 days after the date of the final prospectus relating to Facebook, Inc.’s initial public offering, if consummated.

(3) On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon are subject to a lock-up agreement that expires on May 1, 2012. At March 31, 2012, GSV Capital Corp. valued Groupon based on its March 30, 2012 closing price, less a discount for the lock-up restriction.

(4) Represents a $4 million unsecured promissory note with an interest rate of 10% and maturity date of August 15, 2012 that was issued by PJB Fund LLC that may be repaid, at PJB Fund LLC’s election, either by transfer of a certain number of shares of common stock of Zynga, Inc. or with a cash amount of equivalent value. The amount payable under the note will be equal to the face amount, plus the greater of accrued interest (at a rate of 10%) or a return based on the relative value of Zynga, Inc. To the extent the borrower repays the note in cash, GSV Capital Corp. would have no further direct or indirect interest in Zynga, Inc. On December 15, 2011, Zynga, Inc. priced its initial public offering, selling 100,000,000 shares at a price of $10.00 per share.

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.) Schedule of Investments
December 31, 2011

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	96,389	$1,815,818	$1,771,335	2.48%

Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	774,193	6,003,694	5,999,996	8.39%

Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	666,667	1,034,827	1,000,000	1.40%

DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	757,955	750,000	1.05%

Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A	Online Storage	552,486	5,015,333	4,999,998	6.99%

Facebook, Inc.	Palo Alto, CA
Common shares, Class B	Social Networking	350,000	10,465,981	10,462,500	14.63%

Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	203,100	5,576,979	5,499,250	7.69%

Grockit, Inc.	San Francisco, CA
Preferred shares, Series B	Online Test Preparation	2,728,252	2,005,945	2,000,000	2.80%

Groupon, Inc. (2)	Chicago, IL
Common shares	Online Deals	80,000	2,128,585	1,188,288	1.66%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	2,250,000	3.15%
Common shares	Textbooks	50,000	214,303	205,000	0.29%
Total			2,476,309	2,455,000	3.44%

PJB Fund LLC (1) (3)	San Francisco, CA
Structured note, 10%, due 8/15/2012	Social Gaming	$4,000,000	4,029,259	4,000,000	5.59%

Serious Energy, Inc.	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	712,380	1.00%

See Notes to the Financial Statements.

GSV Capital Corp.
(formerly NeXt Innovation Corp.) Schedule of Investments (continued)
December 31, 2011

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,776,970	$2,257,984	$2,256,752	3.16%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	17,731	0.02%
Total			2,281,112	2,274,483	3.18%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares	Smart Grid	110,143	1,153,381	1,101,430	1.54%

StormWind, LLC	Scottsdale, AZ
Preferred shares, Series B	Electronic	1,711,111	959,209	946,335	1.32%
Preferred warrants, $0.64 strike price, expire 12/1/2012	Marketing and Business Services	1,568,518	53,665	53,665	0.08%
Total			1,012,874	1,000,000	1.40%

The Echo System Corp. (1)	New York, NY
Structured note, 6%, due 1/28/2013, and warrant, $0.20 strike price, expires 11/14/2016	Social Analytics	$500,000	505,823	500,000	0.70%

The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	480,769	513,311	500,000	0.70%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,551	1,999,997	2.80%

Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	735,600	12,304,345	12,113,493	16.94%

ZocDoc Inc.	New York, NY
Preferred shares	Online Medical Scheduling	200,000	3,563,178	3,500,000	4.89%

ZoomSystems	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.35%

Total Portfolio Investments			$65,658,866	$64,078,150	89.62%

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

March 31, 2012

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2012. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
4.	The Valuation Committee discusses valuations and recommends the fair value of each investment in the portfolio in good faith based on the input of GSV Asset Management and the independent third-party valuation firm; and,
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
c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and,
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

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. At March 31, 2012 and December 31, 2011, no investments were deemed to be control or affiliated investments.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary market which involves making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise its right to first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At March 31, 2012 and December 31, 2011, the Company had $0 in Escrow deposits.

Payable for Unsettled Securities Transaction

Payable for unsettled securities transaction relates to the purchase of the United States Treasury Bill that was unsettled at December 31, 2011 and settled in January 2012.

Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

Organization and Offering Costs

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the period from January 6, 2011 (date of inception) to March 31, 2011, the Company has incurred and expensed organization costs of $94,640. The Company did not incur organization costs for the three months ended March 31, 2012.

Offering costs include legal fees and other costs pertaining to the public offerings. As of March 31, 2012, $118,972 of offering costs were deferred which are related to our shelf offering and $326,077 of offering costs were offset against capital proceeds from the secondary offering on February 10, 2012. As of March 31, 2011, these costs were deferred and were offset against capital proceeds from the initial public offering on April 28, 2011. As of December 31, 2011, $56,436 of offering costs were deferred which were related to our offering on February 10, 2012.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. GAAP requires that certain components of net assets relating to permanent difference be reclassified between financial and tax reporting. These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed. For the period from January 6, 2011 (date of inception) to December 31, 2011, the net investment loss of $2,033,864 was determined to be a permanent difference and reduced paid-in capital in excess of par in the Statement of Assets and Liabilities.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amended guidance is to be applied prospectively. For public entities, the guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on our financial condition, results of operations or cash flows.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the period from the close of the initial public offering through and including December 31, 2011, the fee was payable monthly in arrears, and was calculated based on the initial value of the Company’s assets upon the closing of the public offering. For the three months ended March 31, 2012, GSV Asset Management earned $621,926 in base fees and $0 in incentive fees. For the period from January 6, 2011 (date of inception) to March 31, 2011, no services were performed by GSV Asset Management, and no fees were paid or accrued.

As of March 31, 2012, the Company was due $14,220 from GSV Asset Management for reimbursement of travel-related expenses paid for by the Company that were the responsibility of GSV Asset Management, and is included in the Statement of Assets and Liabilities.

As of March 31, 2012, the Company owed certain officers and directors $5,669 for reimbursements of other expenses. The Company owed GSV Asset Management $16,524 for reimbursements of travel-related expenses. These are included in the Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There was $345,594 in such costs incurred under the Administration Agreement for the three months ended March 31, 2012. There were no costs incurred under the Administration Agreement for the period from January 6, 2011 (date of inception) to March 31, 2011.

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

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At March 31, 2012, the Company had 29 investments in 25 portfolio companies. The total cost and fair value of the 29 positions were $76,325,515 and $75,756,910, respectively. At December 31, 2011, the Company had 24 investments in 21 portfolio companies. The total cost and fair value of the 24 positions were $65,658,866 and $64,078,150, respectively. The composition of our investments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012 (Unaudited)		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Common Stock	$44,367,755	$43,825,353	$43,451,594	$42,053,669
Preferred Stock	27,579,385	27,596,318	17,595,397	17,453,085
Structured Note	4,279,259	4,250,000	4,535,082	4,500,000
Warrants	99,116	85,239	76,793	71,396
Total Portfolio Investments	76,325,515	75,756,910	65,658,866	64,078,150

Non-Portfolio Investments	16,000,000	16,000,000	26,999,128	27,000,044
Total Investments	$92,325,515	$91,756,910	$92,657,994	$91,078,194

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Levels 2 and 3 investments as of March 31, 2012.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range
Common stock in public company	$1,367,472	Market approach	Discount for lack of marketability	7%
Common stock in private companies	$42,457,881	Market approach	Precedent transactions	N/A
Preferred stock in private companies	$27,596,318	Market approach	Precedent transactions	N/A
Structured notes	$4,250,000	Income approach	Expected return	10%
Warrants	$85,239	Option pricing model	Term to expiration*	See below
			Stock price*	See below
			Volatility*	See below

* The Echo System Corp. warrants have an estimated term of 4.6 years, a stock price of $3.20 and a volatility of 40%, and the SharesPost, Inc. warrants have an estimated term of 2.3 years, a stock price of $0.10 and a volatility of 35%.

The significant unobservable input used in the fair value of the common stock in public companies is the discount for lack of marketability. A higher discount results in a lower value, all else equal. The significant unobservable inputs used in the fair value of the warrants are the term to expiration, stock price and volatility. A higher stock price and a longer time to expiration result in higher values, all else equal.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2012 and December 31, 2011 are as follows:

As of March 31, 2012 (Unaudited)

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$-	$1,367,472	$42,457,881	$43,825,353
Preferred Stock	-	-	27,596,318	27,596,318
Money Market Funds	16,000,000	-	-	16,000,000
Structured Note	-	-	4,250,000	4,250,000
Warrants	-	-	85,239	85,239
Total Investments	$16,000,000	$1,367,472	$74,389,438	$91,756,910

As of December 31, 2011

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$-	$1,188,288	$40,865,381	$42,053,669
U.S. Treasury Bill	20,000,044	-	-	20,000,044
Preferred Stock	-	-	17,453,085	17,453,085
Money Market Funds	7,000,000	-	-	7,000,000
Structured Note	-	-	4,500,000	4,500,000
Warrants	-	-	71,396	71,396
Total Investments	$27,000,044	$1,188,288	$62,889,862	$91,078,194

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011 as follows:

	Three months ended March 31, 2012 (Unaudited)
	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$71,396	$62,889,862
Purchases of investments	916,161	9,249,921	500,567	-	10,666,649
Exercises, conversions and assignments (1)	-	734,067	(756,390)	22,323	-
Change in unrealized appreciation (depreciation) included in earnings	676,339	159,245	5,823	(8,480)	832,927
Fair value as of March 31, 2012	$42,457,881	$27,596,318	$4,250,000	$85,239	$74,389,438
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2012	$676,339	$159,245	$-	$(8,480)	$827,104

(1)	During the three months ended March 31, 2012, the Company converted its structured notes to preferred shares in The Echo System Corp. and exercised its warrants for preferred shares in StormWind, LLC. A portion of The Echo System Corp. structured notes attributable to the warrants was reclassified during the same period.

	From January 6, 2011 (date of inception) to December 31, 2011
	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of January 6, 2011	$-	$-	$-	$-	$-
Purchases of investments	43,451,594	17,595,397	4,535,082	76,793	65,658,866
Change in unrealized depreciation included in earnings	(1,397,925)	(142,312)	(35,082)	(5,397)	(1,580,716)
Transfer to Level 2	(1,188,288)	-	-	-	(1,188,288)
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$71,396	$62,889,862
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2011	$(457,628)	$(142,312)	$(35,082)	$(5,397)	$(640,419)

During the three months ended March 31, 2012, there were no transfers between levels. As of March 31, 2012, there was a significant change in unrealized appreciation related to our investment in Facebook, Inc. Facebook, Inc. filed its registration statement for an initial public offering and in accordance with our valuation policy, secondary market transactions were considered in determining fair value. Our shares in Groupon, Inc. are presently subject to a lock-up agreement that expires on May 1, 2012. The fair value for Groupon was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 7% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of March 31, 2012.

During the period from January 6, 2011 (date of inception) to December 31, 2011, there was one transfer from Level 3 to Level 2 related to our investment in Groupon, Inc. Due to its public offering in November 2011, observable inputs became available for our valuation as of December 31, 2011. The fair value for Groupon was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 28% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of December 31, 2011.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 5,520,100 shares of our common stock during the period from January 6, 2011 (date of inception) to December 31, 2011. We issued 6,900,000 shares of our common stock during the three months ended March 31, 2012. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares	Gross Proceeds Raised	Underwriting Fees	Offering Expenses		Offering Price
February 28, 2011	100	$1,500	$-	$-		$15.00
April 28, 2011	3,335,000	50,025,000	3,501,750	527,166	(1)	15.00
September 27, 2011	2,185,000	30,917,750	1,267,300	531,122	(2)	14.15
February 10, 2012	6,900,000	103,500,000	7,245,000	326,077		15.00

(1)	Includes $3,585 of offering expenses that were accrued as of September 30, 2011.
(2)	Amount was reduced by $18,878 after actual expenses for the offering were determined as of December 31, 2011.

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the three months ended March 31, 2012 and the period from January 6, 2011 (date of inception) to March 31, 2011.

	Three months ended March 31, 2012	For the period from January 6, 2011 (date of inception) to March 31, 2011
Net decrease in net assets resulting from operations	$(83,063)	$(110,808)
Weighted average common shares (1)	9,387,133	100 (1)
Basic and diluted earnings per common share	$(0.01)	$(1,108.08)

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to March 31, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended March 31, 2012		For the period from January 6, 2011 (date of inceptions) to December 31, 2011
Per Share Data:
Net asset value at beginning of period	$12.95		$-
Issuance of common shares	1.14	(3)	14.67	(4)
Underwriters’ discount	(0.58	)(2)	(0.86	)(2)
Offering costs	(0.03	)(2)	(0.19	)(2)
Net investment loss	(0.12	)(1)	(0.37	)(2)
Change in unrealized appreciation (depreciation)	0.11	(5)	(0.30	)(2)
Net asset value at end of period	$13.47		$12.95

Per share market value at end of period	$18.70		$13.95
Total return based on market value	34.05	%(6)	(7.00	)%(7)
Total return based on net asset value	4.02	%(6)	(13.67	)%(7)
Shares outstanding at end of period	12,420,100		5,520,100

Ratio / Supplemental Data:
Net assets at end of period	$167,349,108		$71,503,248
Average net assets	$104,913,980		$44,532,523
Annualized ratio of gross operating expenses to average net assets (8)	4.63%		5.01%
Annualized ratio of net operating expenses to average net assets (8)	4.63%		5.01%
Annualized ratio of net investment income to average net assets (8)	(4.18)%		(4.64)%

(1)	Based on weighted average number of shares outstanding for the period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the three months ended March 31, 2012 is based on the change in net asset value from the secondary offering on February 10, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(8)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $198,831 of Organizational Expenses, which were deemed to be non-recurring. Average net assets for the period from January 6, 2011 (date of inception) to December 31, 2011, were calculated starting from the issuance of 100 shares on February 28, 2011.

NOTE 8 — INCOME TAX

The Company will elect to be treated for federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. In addition to meeting other requirements, the Company must generally distribute at least 90% of its investment company taxable income to qualify for the special treatment accorded to a RIC and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company closed on investments of $45.4 million, plus transaction costs as follows:

The Company closed on an investment of $1,143,800, plus transaction costs, in Bloom Energy Corporation, a fuel cell energy company, on April 4, 2012.

The Company closed on an investment of $9,999,996, plus transaction costs, in Violin Memory, Inc., a flash memory company, on April 11, 2012.

The Company closed on an investment of $4,000,000, plus transaction costs in Top Hat, Inc., an internet commerce company, on April 13, 2012.

The Company closed on investments of $2,369,500, $1,277,500 and $350,000, plus transaction costs in Control4 Corporation, a smart home automation company, on April 18, 20102, April 19, 2012 and April 20, 2012, respectively.

The Company closed on an investment of $2,999,998, plus transaction costs in Global Education Learning (Holdings) Ltd., an education technology company, on April 19, 2012.

The Company closed on investments of $5,312,492, $4,875,010 and $7,312,498, plus transaction costs in Twitter, Inc., a social communication company, on April 25, 2012, April 27, 2012, and April 30, 2012, respectively.

The Company closed on an investment of $3,800,000, plus transaction costs in Silver Spring Networks, Inc., a smart grid company, on May 1, 2012.

The Company closed on an investment of $1,969,996, plus transaction costs in Fullbridge, Inc., a business education company, on May 4, 2012.

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

The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our equity investments in such portfolio companies,
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio,
•	an inability to access the equity markets could impair our investment activities,
•	interest rate volatility could adversely affect our results, particularly if we opt to use leverage as part of our investment strategy, and
•	the risks, uncertainties and other factors we identify in ‘‘Risk Factors’’ and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in ‘‘Risk Factors’’ and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in the annual report on Form 10-K for the year ended December 31, 2011 and this quarterly report on Form 10-Q.

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

We seek to create a low-turnover portfolio that we expect will initially include investments in 25 to 35 companies representing a broad range of investment themes. As of March 31, 2012, we have completed investments in 25 companies for aggregate consideration of approximately $75.5 million (exclusive of transaction fees and costs), or 43.8% of the net proceeds from our initial public offering and subsequent follow-on offerings. We expect that the total number of portfolio companies in which we are invested will increase as our equity capital base grows.

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital Corp. of approximately $46.5 million. On September 26, 2011, we priced a follow-on offering of 2,185,000 shares of our common stock at an offering price $14.15 per share. The follow-on offering included the full exercise of the underwriters’ option to purchase an additional 285,000 shares of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $29.6 million. On February 10, 2012, we priced a follow-on offering of 6,900,000 shares of our common stock at an offering price of $15.00 per share. The follow-on offering included the full exercise of the underwriters’ option to purchase an additional 900,000 share of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $96.2 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol ‘‘GSVC’’.

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the three months ended March 31, 2012 include:

We closed on an investment of $100,000, plus transaction costs, in AlwaysOn, LLC, a social media company, on January 10, 2012.

We closed on an investment of $200,000, plus transaction costs, in Maven Research, Inc., a global knowledge marketplace, on February 28, 2012.

We closed on an investment of $500,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer, on February 29, 2012.

We closed on an investment of $4,000,000, plus transaction costs, in Chegg, Inc., an online textbook rental company, on March 7, 2012.

We closed on an investment of $150,000, plus transaction costs, in AlwaysOn, LLC, a social media company, on March 9, 2012.

We closed on an investment of $250,000, plus transaction costs, in The Echo System Corp., a social analytics company, on March 21, 2012.

We closed on an investment of $1,000,000, plus transaction costs, in StormWind, an electronic marketing and business services platform, on March 23, 2012.

We closed on an investment of $855,000, plus transaction costs, in Bloom Energy Corporation, a fuel cell energy company, on March 28, 2012.

We closed on an investment of $2,000,000, plus transaction costs, in CUX, Inc., a corporate education company, on March 29, 2012.

We closed on an investment of $750,000, plus transaction costs, in The Echo System Corp., a social media company, on March 30, 2012.

We closed on an investment of $750,000, plus transaction costs, in The rSmart Group, Inc., a higher education learning platform, on March 30, 2012.

The fair value, as of March 31, 2012, of all of our portfolio investments was $75,756,910. In addition, we held $16,000,000 in two money market funds as of March 31, 2012. We also held $75,391,344 in unrestricted cash on March 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 and the period from January 6, 2011(date of inception) to March 31, 2011

As January 6, 2011 was our date of inception and April 28, 2011 was the date of our initial public offering, the period from January 6, 2011 to March 31, 2011 is not a directly comparable period to the three months ended March 31, 2012.

Investment Income

For the three months ended March 31, 2012, we had investment income of $117,805, or $0.01 per share, which consisted of $112,101 of interest income from our portfolio investments and $5,704 of dividend income from our money market investments.

We did not have investment income for the period from January 6, 2011 (date of inception) to March 31, 2011, given that we had not yet at that time completed our initial public offering.

Operating Expenses

For the three months ended March 31, 2012, we had $1,211,807 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended March 31, 2012, was $621,926, representing the base fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended March 31, 2012, were $345,594. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $131,845 for the three months ended March 31, 2012.

For the period from January 6, 2011 (date of inception) to March 31, 2011, we had $110,808 in total operating expenses, consisting primarily of organization expenses and professional fees relating to our initial public offering. Organizational expenses for the period from January 6, 2011 (date of inception) to March 31, 2011 were $94,640. Professional fees, consisting of legal, audit and consulting fees, were approximately $16,050 for the period from January 6, 2011 (date of inception) to March 31, 2011.

Net Increase (Decrease) in Net Assets

For the three months ended March 31, 2012, we had a net change in unrealized appreciation of $1,011,195, or $0.11 per share. The change in unrealized appreciation is primarily a result of an increase in the fair value of our investment in Facebook, Inc. Net investment loss was $1,094,002, or $0.12 per share, for the three months ended March 31, 2012, resulting primarily from operating expenses incurred during the quarter. Net decrease in net assets resulting from operations was $83,063, or $0.01 per share, for the three months ended March 31, 2012, which reflects the extent of operating expenses incurred during the quarter.

For the period from January 6, 2011 (date of inception) to March 31, 2011, we had a net investment loss and net decrease in net assets resulting from operations of $110,808, or $1,108.08 per share.

The per share figures noted above are based on a weighted-average of 9,387,133 and 100 shares outstanding for the three months ended March 31, 2012 and for the period from January 6, 2011 (date of inception) to March 31, 2011, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had investments in 25 portfolio companies with costs totaling $76,325,515, two money market funds totaling $16,000,000 and cash in the amount of $75,391,344.

On February 10, 2012, we priced a follow-on offering of 6,900,000 shares of our common stock at an offering price of $15.00 per share. The follow-on offering included the full exercise of the underwriters’ option to purchase an additional 900,000 share of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $96.2 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol ‘‘GSVC’’.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of March 31, 2012, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees, incentive fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see ‘‘Related Party Transactions and Certain Relationships’’. We incurred approximately $621,926 in investment management fees and $345,594 in costs incurred under the administration agreement for the three months ended March 31, 2012.

As of March 31, 2012, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs and any fair value adjustments. Four of our investments, Echo, Facebook, Groupon and SharesPost, had fair value adjustments. In March 2012, Echo had a Series A financing round which was determined to be the best indication of value and was used to determine fair value. Given Facebook’s filing for an initial public offering and the significant activity on secondary markets, the recent secondary market transactions were considered to determine fair value. Groupon conducted an IPO on November 4, 2011. Our shares in Groupon are presently subject to a lock-up agreement that expires on May 1, 2012. The fair value for Groupon was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 7% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of March 31, 2012. Our investment in SharesPost includes Series B preferred shares and warrants. After our investment in SharesPost in July 2011, SharesPost held a subsequent financing for Series B preferred shares, which did not include warrants. Accordingly, only our investment in preferred shares was adjusted due to the subsequent financing. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distribution Policy

The timing and amount of our dividends, if any, will be determined by our board of directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We intend to focus on making capital gains-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable distributor of dividends, and we expect that our dividends, if any, will be much less consistent than the dividends of other business development companies that primarily make debt investments. However, if there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2011 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. In addition, in order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment but designate the retained net capital gain as a “deemed distribution.” If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See ‘‘Material U.S. Federal Income Tax Considerations.’’ There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Borrowings

We had no borrowings outstanding as of March 31, 2012.

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the ‘‘Advisory Agreement’’) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or ‘‘hurdle,’’ and a ‘‘catch-up’’ feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $621,926 in base fees and $0 in incentive fees for the three months ended March 31, 2012.

As of March 31, 2012, we were owed $14,220 from GSV Asset Management for reimbursement of travel-related expenses paid for by us that were the responsibility of GSV Asset Management.

In addition as of March 31, 2012, we owed GSV Asset Management $16,524 for reimbursement of travel-related and other expenses. We owed certain officers and directors $5,669 in reimbursements for travel-related and other expenses.

We entered into an Administration Agreement with GSV Capital Service Company (the ‘‘Administration Agreement’’) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $345,594 in such costs incurred under the Administration Agreement for the three months ended March 31, 2012.

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

In April 2012, in connection with our investment in Top Hat, Inc., Cherry Tree & Associates, LLC, an investment banking firm, received a fee of approximately $259,000 for its representation of Top Hat, Inc. Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, presently serves as a Managing Director of Cherry Tree & Associates, LLC, and may therefore be deemed to have an indirect material interest in such transaction.

Critical Accounting Policies

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

U.S. Federal and State Income Taxes

The Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (‘‘FASB’’) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the ‘‘highest and best use’’ concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This accounting standard is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on our financial condition, results of operations or cash flows.

Recent Developments

Subsequent to March 31, 2012, the Company closed on investments of $45.4 million, plus transaction costs as follows:

The Company closed on an investment of $1,143,800, plus transaction costs, in Bloom Energy Corporation, a fuel cell energy company, on April 4, 2012.

The Company closed on an investment of $9,999,996, plus transaction costs, in Violin Memory, Inc., a flash memory company, on April 11, 2012.

The Company closed on an investment of $4,000,000, plus transaction costs in Top Hat, Inc., an internet commerce company, on April 13, 2012.

The Company closed on investments of $2,369,500, $1,277,500 and $350,000, plus transaction costs in Control4 Corporation, a smart home automation company, on April 18, 20102, April 19, 2012 and April 20, 2012, respectively.

The Company closed on an investment of $2,999,998, plus transaction costs in Global Education Learning (Holdings) Ltd., an education technology company, on April 19, 2012.

The Company closed on investments of $5,312,492, $4,875,010 and $7,312,498, plus transaction costs in Twitter, Inc., a social communication company, on April 25, 2012, April 27, 2012, and April 30, 2012, respectively.

The Company closed on an investment of $3,800,000, plus transaction costs in Silver Spring Networks, Inc., a smart grid company, on May 1, 2012.

The Company closed on an investment of $1,969,996, plus transaction costs in Fullbridge, Inc., a business education company, on May 4, 2012.

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

Item 4.  Controls and Procedures

As of March 31, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. With the exception of the risk factors set forth below, there have been no material changes during the three months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related To Our Investments

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

We have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our president, chief executive officer and chairman of our board of directors and Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary. Messrs. Moe and Bard, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. Mr. Moe is the managing member of and controls GSV Capital Service Company. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

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

While the investment focus of each of these entities may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that GSV Capital has priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between GSV Capital and any such other funds.

GSV Asset Management is the owner of the ‘‘GSV’’ name and marks, which we are permitted to use pursuant to a non-exclusive license agreement between us and GSV Asset Management. GSV Asset Management and its principals also use and may permit other entities to use the ‘‘GSV’’ name and marks in connection with businesses and activities unrelated to our operations. The use of the ‘‘GSV’’ name and marks in connection with businesses and activities unrelated to our operations may not be in the best interest of us or our stockholder and may result in actual or perceived conflicts of interest.

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

Risks Related to Our Common Stock

Investors in any future offerings may incur immediate and substantial dilution.

Commissions and discounts payable to any underwriters, together with our organizational expense and other expenses of any future offering, may reduce the net proceeds of any such offering available for us to invest. As of March 31, 2012 our net asset value was $167,349,108, or $13.47 per share. Depending upon the public offering price, and after deducting the underwriting discounts and commissions and the related offering expenses payable by us, in connection with any future offering, investors in any such offering may be subject to an immediate and substantial dilution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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

______________

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

GSV CAPITAL CORP.

Date: May 7, 2012	By:	/s/ Michael T. Moe
Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Stephen D. Bard
Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

