Form 10-Q
period 2012-06-30
GSV Capital Corp.
filed 2012-08-09
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 8, 2012 was 19,320,100.

GSV CAPITAL CORP. AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of June 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012, for the three months ended June 30, 2011 and for the period from January 6, 2011 (date of inception) to June 30, 2011	4
	Consolidated Statements of Changes in Net Assets (unaudited) for the six months ended June 30, 2012 and for the period from January 6, 2011 (date of inception) to June 30, 2011	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and for the period from January 6, 2011 (date of inception) to June 30, 2011	6
	Consolidated Schedule of Investments as of June 30, 2012 (unaudited)	7
	Schedule of Investments as of December 31, 2011	11
	Notes to the Consolidated Financial Statements as of June 30, 2012 (unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosure	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
	Signatures	39

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Investments at fair value:
Investments in affiliated securities (cost of $19,828,912 and $0, respectively)	$19,962,743	$-
Investments in non-control/non-affiliated securities (cost of $154,352,615 and $65,658,866, respectively)	151,635,667	64,078,150
Investment in United States treasury bill (cost of $0 and $19,999,128, respectively)	-	20,000,044
Investments in money market funds (cost of $16,000,000 and $7,000,000, respectively)	16,000,000	7,000,000
Total Investments (cost of $190,181,527 and $92,657,994, respectively)	187,598,410	91,078,194

Cash	79,617,068	385,995
Due from:
GSV Asset Management	5,901	13,470
Portfolio company	246,065	9,249
Accrued interest	9,399	158,389
Prepaid expenses	191,639	92,750
Deferred offering costs	-	56,436
Dividend receivable	2,314	1,063
Other assets	83,606	2,696
Total Assets	267,754,402	91,798,242

LIABILITIES
Due to:
GSV Asset Management	17,159	78,427
Other affiliates	12,717	10,782
Payable for unsettled securities transaction	-	19,999,128
Accounts payable	705,028	206,357
Accrued expenses	159,444	300
Total Liabilities	894,348	20,294,994
Commitments and contingencies (Note 6)
Net Assets	$266,860,054	$71,503,248

NET ASSETS
Common stock, par value $0.01 per share
(100,000,000 authorized; 19,320,100 and 5,520,100 issued and outstanding, respectively)	$193,201	$55,201
Paid-in capital in excess of par	273,804,610	73,027,847
Accumulated net investment loss	(3,174,121)	-
Accumulated net realized loss on investments	(1,380,519)	-
Accumulated net unrealized depreciation on investments	(2,583,117)	(1,579,800)
Net Assets	$266,860,054	$71,503,248

Net Asset Value Per Share	$13.81	$12.95

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011(1)
INVESTMENT INCOME
Interest income from affiliated securities	$7,808	$-	$7,808	$-
Interest income	95,075	-	207,176	-
Dividend income	7,471	-	13,175	-
Total Investment Income	110,354	-	228,159	-

OPERATING EXPENSES
Investment management fees	1,126,091	150,943	1,748,017	150,943
Costs incurred under administration agreement	602,201	113,035	947,795	113,035
Directors’ fees	65,000	42,500	107,500	42,500
Professional fees	222,561	102,582	354,406	118,632
Insurance expense	55,485	48,109	102,154	48,109
Investor relations expense	95,038	750	109,288	750
Organization expenses	-	97,855	-	192,495
Other expenses	24,097	9,531	33,120	9,649
Total Operating Expenses	2,190,473	565,305	3,402,280	676,113

Net Investment Loss	(2,080,119)	(565,305)	(3,174,121)	(676,113)

Net Realized Loss on Investments	(1,380,263)	-	(1,380,519)	-

Net Change in Unrealized Depreciation on Investments	(2,014,512)	(59,634)	(1,003,317)	(59,634)

Net Decrease in Net Assets Resulting from Operations	$(5,474,894)	$(624,939)	$(5,557,957)	$(735,747)

Net Decrease in Net Assets Resulting from Operations per Common Share	$(0.34)	$(0.27)	$(0.43)	$(0.42)

Weighted Average Common Shares Outstanding	16,287,133	2,345,595	12,837,133	1,735,385 (2)

(1) For the period from January 6, 2011 (date of inception) to June 30, 2011.

(2) Weighted average common shares for the period from January 6, 2011 (date of inception) to June 30, 2011 was calculated from the issuance of 100 shares on February 28, 2011.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.)
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended June 30, 2012	For the period from January 6, 2011 (date of inception) to June 30, 2011
Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(3,174,121)	$(676,113)
Net Realized Loss on Investments	(1,380,519)	-
Net Change in Unrealized Depreciation on Investments	(1,003,317)	(59,634)
Net Decrease in Net Assets Resulting From Operations	(5,557,957)	(735,747)

Capital Share Transactions
Net Proceeds from Common Shares Issued	201,652,500	46,524,750
Offering Costs	(737,737)	(523,581)
Net Capital Share Transactions	200,914,763	46,001,169

Total Increase in Net Assets	195,356,806	45,265,422
Net Assets at Beginning of Period	71,503,248	-
Net Assets at End of Period	$266,860,054	$45,265,422

Capital Share Activity
Shares Issued	13,800,000	3,335,100
Shares Outstanding at Beginning of Period	5,520,100	-
Shares Outstanding at End of Period	19,320,100	3,335,100

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2012	For the period from January 6, 2011 (date of inception) to June 30, 2011
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(5,557,957)	$(735,747)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	1,380,519	-
Net change in unrealized depreciation on investments	1,003,317	59,634
Purchases of investments in:
Portfolio investments	(109,902,924)	(16,304,337)
United States treasury bill	(19,999,128)	-
Money market funds	(10,000,000)	(4,500,000)
Proceeds from sales of investments in:
United States treasury bill	19,998,872	-
Money market funds	1,000,000	-
Change in operating assets and liabilities:
Due from GSV Asset Management	7,569	(46,236)
Due from portfolio company	(236,816)	(26,217)
Escrow deposits	-	(172,995)
Accrued interest	148,990	-
Prepaid expenses	(98,889)	(228,384)
Dividend receivable	(1,251)	-
Other assets	(80,910)	(26,148)
Due to GSV Asset Management	(61,268)	78,461
Due to other affiliates	1,935	(17,988)
Accounts payable	555,107	(25,121)
Accrued expenses	159,144	101,510
Net Cash Used in Operating Activities	(121,683,690)	(21,843,568)

Cash Flows from Financing Activities
Net proceeds from common shares issued	201,652,500	46,524,750
Offering costs	(737,737)	(466,405)
Net Cash Provided by Financing Activities	200,914,763	46,058,345

Total Increase in Cash Balance	79,231,073	24,214,777
Cash Balance at Beginning of Period	385,995	-
Cash Balance at End of Period	$79,617,068	$24,214,777

Non-Cash Items
Decrease in deferred offering costs	$-	$57,176
Increase in offering costs	$-	$(57,176)
Structured note exchanged for common shares	$3,002,665	$-
Structured notes converted to preferred shares	$674,651	$-
Warrants exercised for preferred shares	$53,665	$-

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets
AltEgo, LLC	Santa Monica, CA
Preferred shares, Series B-2	Social Media Online Gaming	1,000,000	$1,017,540	$1,000,000	0.37%

AlwaysOn, LLC (1)	Woodside, CA
Structured note, 10%, due 1/9/2013 and warrant	Social Media	$250,000	250,000	250,000	0.09%

Avenues World Holdings LLC	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,026,573	10,000,000	3.75%

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,854,817	3,770,135	1.41%

Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,012,543	9,999,996	3.75%
Preferred shares, Series F		500,000	4,008,654	4,000,000	1.50%
Total			14,021,197	13,999,996	5.25%

Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	2,950,667	5,046,583	4,997,000	1.87%

CUX, Inc. (2)	Mechanicsburg, PA
Preferred shares, Series C	Corporate Education	246,305	2,005,942	2,000,000	0.75%

Dailybreak, Inc. (2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,545,181	2,000,000	2,000,000	0.75%

DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	750,000	0.28%

Dropbox, Inc.	San Francisco, CA
Common share	Online	600,000	6,868,679	6,858,500	2.57%
Preferred shares, Series A-1	Storage	552,486	5,015,333	6,314,915	2.37%
Total			11,884,012	13,173,415	4.94%

Facebook, Inc. (3)	Palo Alto, CA
Common shares, Class B	Social Networking	350,000	10,472,294	9,361,100	3.51%

Fullbridge, Inc. (2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,196,809	2,250,001	2,250,000	0.84%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
June 30, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets
Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	203,100	$5,589,279	$5,499,250	2.06%

Global Education Learning (Holdings) Ltd. (2)	San Bruno, CA
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	2,999,998	1.12%

Grockit, Inc. (2)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,000,000	0.75%

Groupon, Inc. (4)	Chicago, IL
Common shares	Online Deals	80,000	2,128,774	850,400	0.32%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	2,250,000	0.84%
Preferred shares, Series C-1	Textbooks	1	7,509,663	7,500,000	2.81%
Common shares		50,000	214,681	205,000	0.08%
Total			9,986,350	9,955,000	3.73%

Maven Research, Inc.	San Francisco, CA
Preferred shares, Series B	Global Knowledge Marketplace	49,505	217,206	200,000	0.07%

NestGSV, Inc. (2)	Redwood City, CA
Preferred shares, Series A	Entrepreneurial Education	1,000,000	1,020,145	1,000,000	0.37%

Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class B	Data Security	1,559,419	4,239,986	4,210,431	1.58%

Serious Energy, Inc.	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	237,460	0.09%

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,771,653	2,257,984	2,256,752	0.85%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	8,480	0.00%
Total			2,281,112	2,265,232	0.85%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares	Smart Grid	510,143	5,145,271	4,901,430	1.84%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
June 30, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Technology	4,576,659	$10,016,559	$10,000,000	3.75%

StormWind, LLC (2)	Scottsdale, AZ
Preferred shares, Series B	Electronic	3,279,629	2,019,687	2,000,000	0.75%

The Echo System Corp. (1) (2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,639,568	0.61%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	73,176	0.03%
Total			1,512,392	1,712,744	0.64%

The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,266,940	1,250,000	0.47%

Top Hat, Inc. (2)	Shakopee, MN
Preferred shares, Series A	Jewelry Retailing Technology	1,777,778	4,014,802	4,000,001	1.50%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	1,999,997	0.75%

Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	1,835,600	31,751,748	31,513,493	11.81%

Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series B	Flash	800,000	4,800,000	4,800,000	1.80%
Preferred shares, Series D	Memory	1,666,666	10,018,045	9,999,996	3.75%
Total			14,818,045	14,799,996	5.55%

ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,500,000	1.31%

ZoomSystems	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.09%

Zynga, Inc.	San Francisco, CA
Common shares	Social Gaming	533,333	3,002,665	2,901,332	1.09%

Total Portfolio Investments	`		$174,181,527	$171,598,410	64.30%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
June 30, 2012
(Unaudited)

Non-Portfolio Investments	Shares / Par Amount	Cost	Fair Value	% of Net Assets

Money Market Funds (1)
Fidelity Institutional Money Market Funds
Money Market Portfolio	8,000,000	$8,000,000	$8,000,000	3.00%
Prime Money Market Portfolio	8,000,000	8,000,000	8,000,000	3.00%
Total Money Market Funds		16,000,000	16,000,000	6.00%

Total Investments		$190,181,527	$187,598,410	70.30%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.

(1)	Investment is income producing.

(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more but less than 25% of the voting securities of such company.
(3)	On May 17, 2012, Facebook, Inc. priced its initial public offering, selling 421,233,615 shares at a price of $38.00 per share. GSV Capital Corp.’s shares in Facebook, Inc. are subject to a lock-up agreement that expires on November 14, 2012. At June 30, 2012, GSV Capital Corp. valued Facebook based on its June 29, 2012 closing price, less a discount for the lock-up restriction.
(4)	On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon, Inc. are subject to a lock-up agreement that expired on June 1, 2012. At June 30, 2012, GSV Capital Corp. valued Groupon, Inc. based on its June 29, 2012 closing price.

See Notes to the Consolidated Financial Statements.

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

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.) SCHEDULE OF INVESTMENTS (continued)
December 31, 2011

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,776,970	$2,257,984	$2,256,752	3.16%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	17,731	0.02%
Total			2,281,112	2,274,483	3.18%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares	Smart Grid	110,143	1,153,381	1,101,430	1.54%

StormWind, LLC	Scottsdale, AZ
Preferred shares, Series B	Electronic	1,711,111	959,209	946,335	1.32%
Preferred warrants, $0.64 strike price, expire 12/1/2012	Marketing and Business Services	1,568,518	53,665	53,665	0.08%
Total			1,012,874	1,000,000	1.40%

The Echo System Corp. (1)	New York, NY
Structured note, 6%, due 1/28/2013, and warrant, $0.20 strike price, expires 11/14/2016	Social Analytics	$500,000	505,823	500,000	0.70%

The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	480,769	513,311	500,000	0.70%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,551	1,999,997	2.80%

Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	735,600	12,304,345	12,113,493	16.94%

ZocDoc Inc.	New York, NY
Preferred shares	Online Medical Scheduling	200,000	3,563,178	3,500,000	4.89%

ZoomSystems	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.35%

Total Portfolio Investments			65,658,866	64,078,150	89.62%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP.
(formerly NeXt Innovation Corp.) SCHEDULE OF INVESTMENTS (continued)
December 31, 2011

Non-Portfolio Investments	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

United States Treasury (1)
United States Treasury Bill, 0%, due 1/26/2012		20,000,000	$19,999,128	$20,000,044	27.97%

Money Market Funds (1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		3,500,000	3,500,000	3,500,000	4.89%
Prime Money Market Portfolio		3,500,000	3,500,000	3,500,000	4.89%
Total Money Market Funds			7,000,000	7,000,000	9.78%

Total Investments			$92,657,994	$91,078,194	127.37%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.

(1)	Investment is income producing.

(2)	On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon are subject to a lock-up agreement that expires on June 1, 2012.

(3)	Represents a $4 million unsecured promissory note with an interest rate of 10% and maturity date of August 15, 2012 that was issued by PJB Fund LLC that may be repaid, at PJB Fund LLC’s election, either by transfer of a certain number of shares of common stock of Zynga, Inc. or with a cash amount of equivalent value. The amount payable under the note will be equal to the face amount, plus the greater of accrued interest (at a rate of 10%) or a return based on the relative value of Zynga, Inc. To the extent the borrower repays the note in cash, GSV Capital Corp. would have no further direct or indirect interest in Zynga, Inc. On December 15, 2011, Zynga, Inc. priced its initial public offering, selling 100,000,000 shares at a price of $10.00 per share.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

On April 13, 2012, the Company formed a wholly-owned subsidiary, GSV Capital Lending, LLC (“GCL”), a Delaware limited liability company, which will originate portfolio loan investments. The application was submitted to the California Department of Corporations and GCL is awaiting receipt of its license from the State.

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

On September 26, 2011, the Company priced a follow-on equity offering, selling 2,185,000 of common shares at a price of $14.15 per share, including an exercise in full by the underwriters of their option to purchase an additional 285,000 shares of common stock to cover overallotments. The follow-on equity offering resulted in net proceeds to the Company of approximately $29.6 million.

On February 10, 2012, the Company priced a subsequent follow-on equity offering, selling 6,900,000 of common shares at a price of $15.00 per share, including an exercise in full by the underwriters of their option to purchase an additional 900,000 shares of common stock to cover overallotments. The follow-on equity offering resulted in net proceeds to the Company of approximately $96.2 million.

On May 11, 2012, the Company priced an additional follow-on equity offering, selling 6,900,000 of common shares at a price of $16.25 per share, including an exercise in full by the underwriters of their option to purchase an additional 900,000 shares of common stock to cover overallotments. The follow-on equity offering resulted in net proceeds to the Company of approximately $105.4 million.

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2012. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Company does not consolidate portfolio company investments.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or a controlled operating company which provides substantially all of its services and benefits to us.  Accordingly, our financial statements include our accounts and the accounts of GCL, our wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary market which involves making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise its right to first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At June 30, 2012 and December 31, 2011, the Company had $0 in Escrow deposits.

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

U.S. Federal and State Income Taxes

The Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California, and is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.

Organization and Offering Costs

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the three months ended June 30, 2011, and for the period from January 6, 2011 (date of inception) to June 30, 2011, the Company has incurred and expensed organization costs of $97,855 and $192,495, respectively. The Company did not incur organization costs for the six months ended June 30, 2012.

Offering costs include legal fees and other costs pertaining to the public offerings. As of June 30, 2012, $737,737 of offering costs were offset against capital proceeds from the secondary offerings on May 11, 2012 and February 10, 2012. As of June 30, 2011, $523,581 of offering costs were offset against capital proceeds from the initial public offering on April 28, 2011. As of December 31, 2011, $56,436 of offering costs were deferred which were related to our offering on February 10, 2012.

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the period from the close of the initial public offering through and including December 31, 2011, the fee was payable monthly in arrears, and was calculated based on the initial value of the Company’s assets upon the closing of the public offering. For the three and six months ended June 30, 2012, GSV Asset Management earned $1,126,091 and $1,748,017 in base management fees and $0 in incentive fees, respectively. For the three months ended June 30, 2011 and for the period from January 6, 2011 (date of inception) to June 30, 2011, GSV Asset Management earned $150,943 in base management fees and $0 in incentive fees.

As of June 30, 2012, the Company was due $5,901 from GSV Asset Management for reimbursement of legal fees paid by the Company that were the responsibility of GSV Asset Management, and is included in the Statement of Assets and Liabilities.

As of June 30, 2012, the Company owed certain officers and directors $12,717 for reimbursements of other expenses. The Company owed GSV Asset Management $17,159 for reimbursements of travel-related expenses. These are included in the Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $602,201 and $947,795 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2012, respectively. There were $113,035 in such costs incurred under the Administration Agreement for the three months ended June 30, 2011 as well as for the period from January 6, 2011 (date of inception) to June 30, 2011.

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

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At June 30, 2012, the Company had 41 investments in 34 portfolio companies. The total cost and fair value of the 41 positions were $174,181,527 and $171,598,410, respectively. At December 31, 2011, the Company had 24 investments in 21 portfolio companies. The total cost and fair value of the 24 positions were $65,658,866 and $64,078,150, respectively. The composition of our investments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 (Unaudited)		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Common Stock	$91,081,313	$87,305,524	$43,451,594	$42,053,669
Preferred Stock	82,751,098	83,961,230	17,595,397	17,453,085
Structured Note	250,000	250,000	4,535,082	4,500,000
Warrants	99,116	81,656	76,793	71,396
Total Portfolio Investments	174,181,527	171,598,410	65,658,866	64,078,150

Non-Portfolio Investments	16,000,000	16,000,000	26,999,128	27,000,044
Total Investments	$190,181,527	$187,598,410	$92,657,994	$91,078,194

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Levels 2 and 3 investments as of June 30, 2012.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range
Common stock in public company	$9,361,100	Market approach	Discount for lack of marketability	14%
Common stock in private companies	$74,192,692	Market approach	Precedent transactions	N/A
Preferred stock in private companies	$83,961,230	Market approach	Precedent transactions	N/A
Structured note	$250,000	Income approach	Expected return	10%
Warrants	$81,656	Option pricing model	Term to expiration*	See below
			Stock price*	See below
			Volatility*	See below

* The Echo System Corp. warrants have an estimated term of 4.4 years, a stock price of $3.20 and a volatility of 40%, and the SharesPost, Inc. warrants have an estimated term of 2.0 years, a stock price of $0.10 and a volatility of 35%.

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

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2012 and December 31, 2011 are as follows:

As of June 30, 2012 (Unaudited)

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$3,751,732	$9,361,100	$74,192,692	$87,305,524
Preferred Stock	-	-	83,961,230	83,961,230
Money Market Funds	16,000,000	-	-	16,000,000
Structured Note	-	-	250,000	250,000
Warrants	-	-	81,656	81,656
Total Investments	$19,751,732	$9,361,100	$158,485,578	$187,598,410

As of December 31, 2011

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$-	$1,188,288	$40,865,381	$42,053,669
U.S. Treasury Bill	20,000,044	-	-	20,000,044
Preferred Stock	-	-	17,453,085	17,453,085
Money Market Funds	7,000,000	-	-	7,000,000
Structured Note	-	-	4,500,000	4,500,000
Warrants	-	-	71,396	71,396
Total Investments	$27,000,044	$1,188,288	$62,889,862	$91,078,194

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011 as follows:

	Six months ended June 30, 2012 (Unaudited)
	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$71,396	$62,889,862
Purchases of investments	44,626,865	64,421,634	854,236	-	109,902,735
Exercises, conversions and assignments (1)	-	734,067	(756,390)	22,323	-
Sales and settlements	-	-	(3,002,665)	-	(3,002,665)
Realized loss included in earnings	-	-	(1,380,263)	-	(1,380,263)
Change in unrealized appreciation (depreciation) included in earnings	(1,938,454)	1,352,444	35,082	(12,063)	(562,991)
Transfer to Level 2	(9,361,100)	-	-	-	(9,361,100)
Fair value as of June 30, 2012	$74,192,692	$83,961,230	$250,000	$81,656	$158,485,578
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2012	$(830,741)	$1,352,444	$-	$(12,063)	$509,640

(1)	During the six months ended June 30, 2012, the Company converted its structured notes to preferred shares in The Echo System Corp. and exercised its warrants for preferred shares in StormWind, LLC. A portion of The Echo System Corp. structured notes attributable to the warrants was reclassified during the same period.

	From January 6, 2011 (date of inception) to December 31, 2011
	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of January 6, 2011	$-	$-	$-	$-	$-
Purchases of investments	43,451,594	17,595,397	4,535,082	76,793	65,658,866
Change in unrealized depreciation included in earnings	(1,397,925)	(142,312)	(35,082)	(5,397)	(1,580,716)
Transfer to Level 2	(1,188,288)	-	-	-	(1,188,288)
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$71,396	$62,889,862

Change in unrealized depreciation on Level 3 investments still held as of December 31, 2011	$(457,628)	$(142,312)	$(35,082)	$(5,397)	$(640,419)

During the six months ended June 30, 2012, there were two transfers between levels. Due to the expiration of the lock-up agreement on our shares in Groupon, Inc. on June 1, 2012, the closing price on a public exchange on June 29, 2012 was used for our valuation as of June 30, 2012. This resulted in a transfer of Groupon, Inc. from Level 2 to Level 1. Due to the initial public offering of Facebook, Inc. on May 17, 2012, observable inputs became available for our valuation as of June 30, 2012. However, our shares in Facebook, Inc. are presently subject to a lock-up agreement that expires on November 14, 2012. As such, the fair value for Facebook, Inc. was estimated using the closing price on a public exchange as of June 29, 2012, adjusted for a discount due to a lack of marketability of 14% that was primarily based on the market price of publicly traded put options with a similar term as our lock-up as of June 30, 2012.

During the period from January 6, 2011 (date of inception) to December 31, 2011, there was one transfer from Level 3 to Level 2 related to our investment in Groupon, Inc. Due to its public offering in November 2011, observable inputs became available for our valuation as of December 31, 2011. However, during that period, our shares in Groupon, Inc. were subject to a lock-up agreement that was scheduled to expire on June 1, 2012. As such, the fair value for Groupon, Inc. was estimated using the closing price on a public exchange as of the valuation date, adjusted for a discount due to a lack of marketability of 28% that was primarily based on the market price of publicly traded put options with a similar term as our lock-up as of December 31, 2011.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 5,520,100 shares of our common stock during the period from January 6, 2011 (date of inception) to December 31, 2011. We issued 13,800,000 shares of our common stock during the six months ended June 30, 2012. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares	Gross Proceeds Raised	Underwriting Fees	Offering Expenses		Offering Price
February 28, 2011	100	$1,500	$-	$-		$15.00
April 28, 2011	3,335,000	50,025,000	3,501,750	527,166	(1)	15.00
September 27, 2011	2,185,000	30,917,750	1,267,300	531,122	(2)	14.15
February 10, 2012	6,900,000	103,500,000	7,245,000	326,077		15.00
May 11, 2012	6,900,000	112,125,000	6,727,500	411,660		16.25

(1)	Includes $3,585 of offering expenses that were accrued as of September 30, 2011.
(2)	Amount was reduced by $18,878 after actual expenses for the offering were determined as of December 31, 2011.

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the three and six months ended June 30, 2012, for the three months ended June 30, 2011 and for the period from January 6, 2011 (date of inception) to June 30, 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011(1)
Net decrease in net assets resulting from operations	$(5,474,894)	$(624,939)	$(5,557,957)	$(735,747)
Weighted average common shares	16,287,133	2,345,595	12,837,133	1,735,385
Basic and diluted earnings per common share	$(0.34)	$(0.27)	$(0.43)	$(0.42	)(2)

(1)	For the period from January 6, 2011 (date of inception) to June 30, 2011.
(2)	Weighted average common shares for the period from January 6, 2011 (date of inception) to June 30, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended June 30, 2012		Six months ended June 30, 2012
Per Share Data:
Net asset value at beginning of period	$13.47		$12.95
Issuance of common shares	0.99	(3)	1.91	(3)
Underwriters’ discount	(0.35	)(2)	(0.72	)(2)
Offering costs	(0.02	)(2)	(0.04	)(2)
Net investment loss	(0.13	)(1)	(0.16	)(2)
Realized loss	(0.07	)(2)	(0.07	)(2)
Change in unrealized depreciation	(0.08	)(5)	(0.06	)(5)
Net asset value at end of period	$13.81		$13.81

Per share market value at end of period	$9.30		$9.30
Total return based on market value	(50.27	)%(6)	(33.33	)%(6)
Total return based on net asset value	2.52	%(6)	6.64	%(6)
Shares outstanding at end of period	19,320,100		19,320,100

Ratio / Supplemental Data:
Net assets at end of period	$266,860,054		$266,860,054
Average net assets	$201,571,697		$153,430,875
Annualized ratio of gross operating expenses to average net assets (8)	4.36%		4.45%
Annualized ratio of net operating expenses to average net assets (8)	4.36%		4.45%
Annualized ratio of net investment income to average net assets (8)	(4.14)%		(4.15)%

	For the period from January 6, 2011 (date of inception) to June 30, 2011		For the period from January 6, 2011 (date of inceptions) to December 31, 2011
Per Share Data:
Net asset value at beginning of period	$-		$-
Issuance of common shares	15.00	(2)	14.67	(4)
Underwriters’ discount	(1.05	)(2)	(0.86	)(2)
Offering costs	(0.16	)(2)	(0.19	)(2)
Net investment loss	(0.20	)(2)	(0.37	)(2)
Realized loss	-		-
Change in unrealized depreciation	(0.02	)(2)	(0.30	)(2)
Net asset value at end of period	$13.57		$12.95

Per share market value at end of period	$13.93		$13.95
Total return based on market value	(7.13	)%(7)	(7.00	)%(7)
Total return based on net asset value	(9.53	)%(7)	(13.67	)%(7)
Shares outstanding at end of period	3,335,100		5,520,100

Ratio / Supplemental Data:
Net assets at end of period	$45,265,422		$71,503,248
Average net assets	$22,999,604		$44,532,523
Annualized ratio of gross operating expenses to average net assets (8)	5.22%		5.01%
Annualized ratio of net operating expenses to average net assets (8)	5.22%		5.01%
Annualized ratio of net investment income to average net assets (8)	(5.22)%		(4.64)%

(1)	Based on weighted average number of shares outstanding for the period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the three months ended June 30, 2012 is based on the change in net asset value from the secondary offering on February 10, 2012. Issuance of common shares for the six months ended June 30, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuance of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(8)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from January 6, 2011 (date of inception) to June 30, 2011 and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $192,495 and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. Average net assets were calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company closed on investments of $42.6 million, plus transaction costs as follows:

The Company closed on an investment of $1,999,999, plus transaction costs, in Dataminr, Inc., a social media analytics company, on July 2, 2012.

The Company closed on an investment of $1,999,998, plus transaction costs, in Maven Research, Inc., a global knowledge marketplace, on July 2, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in NestGSV Silicon Valley, LLC, an entrepreneurial education company, on July 10, 2012.

The Company closed on an investment of $1,202,500, plus transaction costs, in Twitter, Inc., a social communication company, on July 10, 2012.

The Company closed on an investment of $10,000,000, plus transaction costs, in 2tor, Inc., an online education company, on July 16, 2012.

The Company closed on an investment of $5,000,000, plus transaction costs, in Totus Solutions, Inc., a wireless infrastructure platform, on July 20, 2012.

The Company closed on investments of $999,999, $15,228,070 and $135,000, plus transaction costs, in Palantir Technologies, Inc., a data security company, on July 24, 2012, July 27, 2012 and July 31, 2012, respectively.

The Company closed on an investment of $1,001,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on July 27, 2012.

The Company closed on an investment of $400,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer, on August 7, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in SinoLending Ltd, a Chinese P2P lending platform, on August 7, 2012.

The Company closed on an investment of $3,589,659, plus transaction costs, in Spotify Technology S.A., a digital music service, on August 7, 2012.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in the annual report on Form 10-K for the year ended December 31, 2011 and this quarterly report on Form 10-Q.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. We anticipate that substantially all of the net proceeds of our follow-on offerings, which closed in February and May 2012, will be used for the above purposes within six to 12 months, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions.

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

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital Corp. of approximately $46.5 million. On September 26, 2011, we priced a follow-on equity offering of 2,185,000 shares of our common stock at an offering price $14.15 per share. The follow-on equity offering included the full exercise of the underwriters’ option to purchase an additional 285,000 shares of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $29.6 million. On February 10, 2012, we priced a subsequent follow-on equity offering of 6,900,000 shares of our common stock at an offering price of $15.00 per share. The follow-on equity offering included the full exercise of the underwriters’ option to purchase an additional 900,000 share of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $96.2 million. On May 11, 2012, we priced an additional follow-on equity offering of 6,900,000 shares of our common stock at an offering price of $16.25 per share. The follow-on offering included the full exercise of the underwriters’ option to purchase an additional 900,000 share of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $105.4 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol ‘‘GSVC’’.

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the six months ended June 30, 2012 include:

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

We closed on an investment of $1,000,000, plus transaction costs, in StormWind LLC, an electronic marketing and business services platform, on March 23, 2012.

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

We closed on an investment of $1,143,800, plus transaction costs, in Bloom Energy Corporation, a fuel cell energy company, on April 4, 2012.

We closed on an investment of $9,999,996, plus transaction costs, in Violin Memory, Inc., a flash memory company, on April 11, 2012.

We closed on an investment of $4,000,000, plus transaction costs, in Top Hat, Inc., an internet commerce company, on April 13, 2012.

We closed on investments of $2,369,500, $1,277,500 and $350,000, plus transaction costs, in Control4 Corporation, a smart home automation company, on April 18, 20102, April 19, 2012 and April 20, 2012, respectively.

We closed on an investment of $2,999,998, plus transaction costs, in Global Education Learning (Holdings) Ltd., an Asia-focused education technology company, on April 19, 2012.

We closed on investments of $5,312,492, $4,875,010 and $7,312,498, plus transaction costs, in Twitter, Inc., a social communication company, on April 25, 2012, April 27, 2012, and April 30, 2012, respectively.

We closed on an investment of $3,800,000, plus transaction costs, in Silver Spring Networks, Inc., a smart grid company, on May 1, 2012.

We closed on an investment of $1,969,996, plus transaction costs, in Fullbridge, Inc., a business education company, on May 4, 2012.

We closed on investments of $888,384 and $2,674,048, plus transaction costs, in Palantir Technologies, Inc., a data security company, on May 7, 2012 and May 11, 2012, respectively.

We closed on an investment of $10,000,000, plus transaction costs, in Avenues World Holdings LLC, a globally-focused private school, on May 9, 2012.

We closed on an investment of $6,858,500, plus transaction costs, in Dropbox, Inc., an online storage service, on May 11, 2012.

We closed on an investment of $200,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer, on May 11, 2012.

We closed on an investment of $280,005, plus transaction costs, in Fullbridge, Inc., a business education company, on May 15, 2012.

We closed on investments of $40,500, $67,500 and $540,000, plus transaction costs, in Palantir Technologies, Inc., a data security company, on May 16, 2012, May 21, 2012 and May 22, 2012, respectively.

We closed on an investment of $4,800,000, plus transaction costs, in Violin Memory, Inc., a flash memory company, on May 22, 2012.

We closed on an investment of $1,000,000, plus transaction costs, in NestGSV, Inc., an entrepreneurial education company, on May 25, 2012.

We closed on an investment of $1,900,000, plus transaction costs, in Twitter, Inc., a social communication company, on June 1, 2012.

We closed on an investment of $300,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer, on June 15, 2012.

We closed on an investment of $10,000,000, plus transaction costs, in Solexel, Inc., a solar technology company, on June 18, 2012.

We closed on investments of $2,400,000 and $1,600,000, plus transaction costs, in Chegg, Inc., an online textbook rental company, on June 20, 2012 and June 25, 2012, respectively.

We closed on an investment of $7,500,000, plus transaction costs, in Kno, Inc., an education software company, on June 27, 2012.

We closed on an investment of $2,000,000, plus transaction costs, in Dailybreak, Inc., a social advertising company, on June 29, 2012.

The fair value, as of June 30, 2012, of all of our portfolio investments was $171,598,410. In addition, we held $16,000,000 in two money market funds as of June 30, 2012. We also held $79,617,068 in unrestricted cash on June 30, 2012.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

As April 28, 2011 was the date of our initial public offering, the three months ended June 30, 2011 is not a directly comparable period to the three months ended June 30, 2012.

Investment Income

For the three months ended June 30, 2012, we had investment income of $110,354, or $0.01 per share, which consisted of $102,883 of interest income from our portfolio investments and $7,471 of dividend income from our money market investments.

We did not have investment income for the three months ended June 30, 2011, given that we did not own income producing investments at that time.

Operating Expenses

For the three months ended June 30, 2012, we had $2,190,473 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended June 30, 2012, was $1,126,091, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended June 30, 2012, were $602,201. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $222,561 for the three months ended June 30, 2012.

For the three months ended June 30, 2011, we had $565,305 in total operating expenses, consisting primarily of investment management fees, administration fees, organization expenses and professional fees. The investment advisory fee for the three months ended June 30, 2011, was $150,943, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended June 30, 2011 were $113,035. Organizational expenses for the three months ended June 30, 2011 were $97,855. Professional fees, consisting of legal, audit and consulting fees, were approximately $102,582 for the three months ended June 30, 2011.

Net Decrease in Net Assets

For the three months ended June 30, 2012, we had a net change in unrealized depreciation of $2,014,512, or $0.12 per share. The change in unrealized depreciation is primarily a result of our investment in Facebook, Inc. We had a net realized loss of $1,380,263, or $0.08 per share, for the three months ended June 30, 2012, resulting from our investment in PJB Fund LLC, which resulted from fluctuating share prices of Zynga, Inc. Net investment loss was $2,080,119, or $0.13 per share, for the three months ended June 30, 2012, resulting primarily from operating expenses incurred during the quarter. Net decrease in net assets resulting from operations was $5,474,894, or $0.34 per share, for the three months ended June 30, 2012.

For the three months ended June 30, 2011, we had a net change in unrealized depreciation of $59,634, or $0.03 per share. Net investment loss was $565,305, or $0.24 per share, for the three months ended June 30, 2011. Net decrease in net assets resulting from operations was $624,939, or $0.27 per share, for the three months ended June 30, 2011.

The per share figures noted above are based on a weighted-average of 16,287,133 and 2,345,595 shares outstanding for the three months ended June 30, 2012 and 2011, respectively.

Comparison of the six months ended June 30, 2012 and the period from January 6, 2011 (date of inception) to June 30, 2011

As January 6, 2011 was our date of inception and April 28, 2011 was the date of our initial public offering, the period from January 6, 2011 to June 30, 2011 is not a directly comparable period to the six months ended June 30, 2012.

Investment Income

For the six months ended June 30, 2012, we had investment income of $228,159, or $0.02 per share, which consisted of $214,984 of interest income from our portfolio investments and $13,175 of dividend income from our money market investments.

We did not have investment income for the period from January 6, 2011 (date of inception) to June 30, 2011, given that we did not own income producing investments at that time.

Operating Expenses

For the six months ended June 30, 2012, we had $3,402,280 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the six months ended June 30, 2012, was $1,748,017, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the six months ended June 30, 2012, were $947,795. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $354,406 for the six months ended June 30, 2012.

For the period from January 6, 2011 (date of inception) to June 30, 2011, we had $676,113 in total operating expenses, consisting primarily of investment management fees, administration fees, organization expenses and professional fees. The investment advisory fee for the period from January 6, 2011 (date of inception) to June 30, 2011, was $150,943, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the period from January 6, 2011 (date of inception) to June 30, 2011 were $113,035. Organizational expenses for the period from January 6, 2011 (date of inception) to June 30, 2011 were $192,495. Professional fees, consisting of legal, audit and consulting fees, were approximately $118,632 for the period from January 6, 2011 (date of inception) to June 30, 2011.

Net Decrease in Net Assets

For the six months ended June 30, 2012, we had a net change in unrealized depreciation of $1,003,317, or $0.08 per share. The change in unrealized depreciation is primarily a result of our investment in Facebook, Inc. We had a net realized loss of $1,380,519, or $0.11 per share, resulting primarily from our investment in PJB Fund LLC, which resulted from fluctuating share prices of Zynga, Inc. Net investment loss was $3,174,121, or $0.25 per share, for the six months ended June 30, 2012, resulting primarily from operating expenses incurred during the period. Net decrease in net assets resulting from operations was $5,557,957, or $0.43 per share, for the six months ended June 30, 2012.

For the period from January 6, 2011 (date of inception) to June 30, 2011, we had a net change in unrealized depreciation of $59,634, or $0.03 per share. Net investment loss was $676,113, or $0.39 per share, for the period from January 6, 2011 (date of inception) to June 30, 2011. Net decrease in net assets resulting from operations was $737,747, or $0.42 per share, for the period from January 6, 2011 (date of inception) to June 30, 2011.

The per share figures noted above are based on a weighted-average of 12,837,133 and 1,735,385 shares outstanding for the six months ended June 30, 2012 and for the period from January 6, 2011 (date of inception) to June 30, 2011, respectively.

Liquidity and Capital Resources

At June 30, 2012, we had investments in 34 portfolio companies with costs totaling $174,181,527, two money market funds totaling $16,000,000 and cash in the amount of $79,617,068.

On February 10, 2012, we priced a follow-on equity offering of 6,900,000 shares of our common stock at an offering price of $15.00 per share. The follow-on equity offering included the full exercise of the underwriters’ option to purchase an additional 900,000 share of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $96.2 million. On May 11, 2012, we priced a subsequent follow-on equity offering of 6,900,000 shares of our common stock at an offering price of $16.25 per share. The follow-on equity offering included the full exercise of the underwriters’ option to purchase an additional 900,000 share of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $105.4 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol ‘‘GSVC’’.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of June 30, 2012, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees, incentive fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see ‘‘Related Party Transactions and Certain Relationships’’. We incurred approximately $1,126,091 and $1,748,017 in investment management fees and $602,201 and $947,795 in costs incurred under the administration agreement for the three and six months ended June 30, 2012, respectively.

As of June 30, 2012, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs and any fair value adjustments. Seven of our investments had fair value adjustments. In May 2012, we purchased common shares in Dropbox, Inc. We determined the price per share of our investment in common shares to be representative of the fair value price per share for our investment in preferred shares and adjusted our investment in preferred shares accordingly. In March 2012, The Echo System Corp. had a Series A financing round which was determined to be the best indication of value and was used to determine fair value. Facebook, Inc. conducted an IPO in May 2012 and our shares are presently subject to a lock-up agreement that expires on November 14, 2012. The fair value of our investment in Facebook, Inc. was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 14% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of June 30, 2012. We have decreased our estimated fair value of our investment in Serious Energy, Inc. due to recent executive departures. Our investments in Groupon, Inc. and Zynga, Inc. were valued using the close price on a public exchange. Our investment in SharesPost includes Series B preferred shares and warrants for common stock, each of which were valued separately as a part of the initial transaction. After our investment in SharesPost in July 2011, SharesPost held a subsequent financing for Series B preferred shares, which did not include warrants. Accordingly, only our investment in preferred shares was adjusted due to the subsequent financing. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2011 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. In addition, in order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment but designate the retained net capital gain as a “deemed distribution”. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See ‘‘Material U.S. Federal Income Tax Considerations.’’ There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Borrowings

We had no borrowings outstanding as of June 30, 2012.

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the ‘‘Advisory Agreement’’) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or ‘‘hurdle,’’ and a ‘‘catch-up’’ feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,126,091 and $1,748,017 in base fees and $0 in incentive fees for the three and six months ended June 30, 2012, respectively.

As of June 30, 2012, we were owed $5,901 from GSV Asset Management for reimbursement of legal fees paid for by us that were the responsibility of GSV Asset Management.

In addition as of June 30, 2012, we owed GSV Asset Management $17,159 for reimbursement of travel-related and other expenses. We owed certain officers and directors $12,717 in reimbursements for travel-related and other expenses.

We entered into an Administration Agreement with GSV Capital Service Company (the ‘‘Administration Agreement’’) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $602,201 and $947,795 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2012, respectively.

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

U.S. Federal and State Income Taxes

The Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California, and is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.

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

Recent Developments

Subsequent to June 30, 2012, the Company closed on investments of $42.6 million, plus transaction costs as follows:

The Company closed on an investment of $1,999,999, plus transaction costs, in Dataminr, Inc., a social media analytics company, on July 2, 2012.

The Company closed on an investment of $1,999,998, plus transaction costs, in Maven Research, Inc., a global knowledge marketplace, on July 2, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in NestGSV Silicon Valley, LLC, an entrepreneurial education company, on July 10, 2012.

The Company closed on an investment of $1,202,500, plus transaction costs, in Twitter, Inc., a social communication company, on July 10, 2012.

The Company closed on an investment of $10,000,000, plus transaction costs, in 2tor, Inc., an online education company, on July 16, 2012.

The Company closed on an investment of $5,000,000, plus transaction costs, in Totus Solutions, Inc., a wireless infrastructure platform, on July 20, 2012.

The Company closed on investments of $999,999, $15,228,070 and $135,000, plus transaction costs, in Palantir Technologies, Inc., a data security company, on July 24, 2012, July 27, 2012 and July 31, 2012, respectively.

The Company closed on an investment of $1,001,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on July 27, 2012.

The Company closed on an investment of $400,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer, on August 7, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in SinoLending Ltd, a Chinese P2P lending platform, on August 7, 2012.

The Company closed on an investment of $3,589,659, plus transaction costs, in Spotify Technology S.A., a digital music service, on August 7, 2012.

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

Item 4.  Controls and Procedures

As of June 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. With the exception of the risk factors set forth below, there have been no material changes during the six months ended June 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Commissions and discounts payable to any underwriters, together with our organizational expense and other expenses of any future offering, may reduce the net proceeds of any such offering available for us to invest. As of June 30, 2012 our net asset value was $266,860,054, or $13.81 per share. Depending upon the public offering price, and after deducting the underwriting discounts and commissions and the related offering expenses payable by us, in connection with any future offering, investors in any such offering may be subject to an immediate and substantial dilution.

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

_____________

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

GSV CAPITAL CORP.
Date: August 8, 2012
By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2012	By: /s/ Stephen D. Bard
Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

