Form 10-Q
period 2012-09-30
GSV Capital Corp.
filed 2012-11-07
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 7, 2012 was 19,320,100.

GSV CAPITAL CORP. AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012, for the three months ended September 30, 2011 and for the period from January 6, 2011 (date of inception) to September 30, 2011	4
	Consolidated Statements of Changes in Net Assets (unaudited) for the nine months ended September 30, 2012 and for the period from January 6, 2011 (date of inception) to September 30, 2011	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and for the period from January 6, 2011 (date of inception) to September 30, 2011	6
	Consolidated Schedule of Investments as of September 30, 2012 (unaudited)	7
	Schedule of Investments as of December 31, 2011	12
	Notes to the Consolidated Financial Statements as of September 30, 2012 (unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosure	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
	Signatures	42

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Investments at fair value:
Investments in affiliated securities (cost of $31,130,920 and $0, respectively)	$31,247,914	$-
Investments in non-control/non-affiliated securities (cost of $193,559,007 and $65,658,866, respectively)	186,193,624	64,078,150
Investment in United States treasury bill (cost of $0 and $19,999,128, respectively)	-	20,000,044
Investments in money market funds (cost of $16,000,000 and $7,000,000, respectively)	16,000,000	7,000,000
Total Investments (cost of $240,689,927 and $92,657,994, respectively)	233,441,538	91,078,194

Cash	26,331,482	385,995
Due from:
GSV Asset Management	3,315	13,470
Portfolio companies	291,554	9,249
Accrued interest	-	158,389
Prepaid expenses	136,096	92,750
Deferred offering costs	-	56,436
Dividend receivable	2,190	1,063
Other assets	102,850	2,696
Total Assets	260,309,025	91,798,242

LIABILITIES
Due to:
GSV Asset Management	41,197	78,427
Other affiliates	917	10,782
Payable for unsettled securities transaction	-	19,999,128
Accounts payable	292,925	206,357
Accrued expenses	114,732	300
Total Liabilities	449,771	20,294,994
Commitments and contingencies (Note 6)
Net Assets	$259,859,254	$71,503,248

NET ASSETS
Common stock, par value $0.01 per share
(100,000,000 authorized; 19,320,100 and 5,520,100 issued and outstanding, respectively)	$193,201	$55,201
Paid-in capital in excess of par	275,837,514	73,027,847
Accumulated net investment loss	(7,542,553)	-
Accumulated net realized loss on investments	(1,380,519)	-
Accumulated net unrealized depreciation on investments	(7,248,389)	(1,579,800)
Net Assets	$259,859,254	$71,503,248

Net Asset Value Per Share	$13.45	$12.95

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011(1)
INVESTMENT INCOME
Interest income from affiliated securities	$2,418	$-	$200,195	$-
Interest income	4,645	52,222	21,852	52,222
Dividend income	6,865	1,186	20,040	1,186

Total Investment Income	13,928	53,408	242,087	53,408

OPERATING EXPENSES
Investment management fees	1,351,169	233,961	3,099,186	384,904
Costs incurred under administration agreement	543,171	192,031	1,490,966	305,066
Directors’ fees	65,000	42,500	172,500	85,000
Professional fees	242,683	152,916	597,089	271,548
Insurance expense	56,133	47,192	158,287	95,301
Investor relations expense	34,698	52,250	143,986	53,000
Organization expenses	-	6,336	-	198,831
Other expenses	55,642	6,310	88,762	15,959

Total Operating Expenses	2,348,496	733,496	5,750,776	1,409,609

Net Investment Loss	(2,334,568)	(680,088)	(5,508,689)	(1,356,201)

Net Realized Loss on Investments	-	-	(1,380,519)	-

Net Change in Unrealized Depreciation on Investments	(4,665,272)	(494,170)	(5,668,589)	(553,804)

Net Decrease in Net Assets Resulting from Operations	$(6,999,840)	$(1,174,258)	$(12,557,797)	$(1,910,005)

Net Decrease in Net Assets Resulting from Operations per Common Share	$(0.36)	$(0.34)	$(0.84)	$(0.78)

Weighted Average Common Shares Outstanding	19,320,100	3,430,100	15,013,896	2,460,565 (2)

(1) For the period from January 6, 2011 (date of inception) to September 30, 2011.

(2) Weighted average common shares for the period from January 6, 2011 (date of inception) to September 30, 2011 was calculated from the issuance of 100 shares on February 28, 2011.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.)
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended September 30, 2012	For the period from January 6, 2011 (date of inception) to September 30, 2011
Decrease in Net Assets Resultqing From Operations
Net Investment Loss	$(5,508,689)	$(1,356,201)
Net Realized Loss on Investments	(1,380,519)	-
Net Change in Unrealized Depreciation on Investments	(5,668,589)	(553,804)
Net Decrease in Net Assets Resulting From Operations	(12,557,797)	(1,910,005)

Capital Share Transactions
Net Proceeds from Common Shares Issued	201,652,500	76,175,200
Offering Costs	(738,697)	(1,077,166)
Net Capital Share Transactions	200,913,803	75,098,034

Total Increase in Net Assets	188,356,006	73,188,029
Net Assets at Beginning of Period	71,503,248	-
Net Assets at End of Period	$259,859,254	$73,188,029

Capital Share Activity
Shares Issued	13,800,000	5,520,100
Shares Outstanding at Beginning of Period	5,520,100	-
Shares Outstanding at End of Period	19,320,100	5,520,100

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2012	For the period from January 6, 2011 (date of inception) to September 30, 2011
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(12,557,797)	$(1,910,005)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	1,380,519	-
Net change in unrealized depreciation on investments	5,668,589	553,804
Purchases of investments in:
Portfolio investments	(160,411,324)	(41,943,388)
United States treasury bill	(19,999,128)	-
Money market funds	(10,000,000)	(4,500,000)
Proceeds from sales of investments in:
United States treasury bill	19,998,872	-
Money market funds	1,000,000	4,500,000
Change in operating assets and liabilities:
Due from GSV Asset Management	10,155	(809)
Due from portfolio companies	(282,305)	(30,000)
Accrued interest	158,389	(52,222)
Prepaid expenses	(43,346)	(138,692)
Dividend receivable	(1,127)	-
Other assets	(100,154)	(6,456)
Due to GSV Asset Management	(37,230)	74
Due to other affiliates	(9,865)	34,635
Accounts payable	143,004	388,812
Accrued offering expenses	-	98,627
Accrued expenses	114,432	5,793

Net Cash Used in Operating Activities	(174,968,316)	(42,999,827)

Cash Flows from Financing Activities
Net proceeds from common shares issued	201,652,500	76,175,200
Offering costs	(738,697)	(1,077,166)
Net Cash Provided by Financing Activities	200,913,803	75,098,034

Total Increase in Cash Balance	25,945,487	32,098,207
Cash Balance at Beginning of Period	385,995	-
Cash Balance at End of Period	$26,331,482	$32,098,207

Non-Cash Operating Items
Structured note exchanged for common shares	$3,002,665	$-
Structured notes converted to preferred shares	$924,651	$-
Warrants exercised for preferred shares	$53,665	$-

Non-Cash Financing Items
Decrease in deferred offering costs	$-	$57,176
Increase in offering costs	$-	$(57,176)

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares	Cost	Fair Value	% of Net Assets

2tor, Inc.	Landover, MD
Common shares	Online Education	1,151,802	$8,757,599	$8,730,846	3.36%
Preferred shares, Series A		167,431	1,273,125	1,269,154	0.49%
Total			10,030,724	10,000,000	3.85%

AltEgo, LLC	Santa Monica, CA
Preferred shares, Series B-2	Social Media Customer Acquisition Platform	1,400,000	1,420,406	1,400,000	0.54%

AlwaysOn, Inc. (1) (2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	1,087,955	0.42%

Avenues World Holdings LLC	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,026,573	10,000,000	3.85%

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,678,999	1.42%

Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,012,543	10,193,544	3.92%
Preferred shares, Series F		500,000	4,008,654	4,000,000	1.54%
Total			14,021,197	14,193,544	5.46%

Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	3,650,667	6,274,551	5,950,587	2.29%

CUX, Inc. (2)	San Francisco, CA
Preferred shares, Series C	Corporate Education	246,305	2,006,077	2,000,000	0.77%

Dailybreak, Inc. (2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,545,181	2,000,000	2,000,000	0.77%

Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,060,602	1,999,999	0.77%

DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	750,000	0.29%

Dropbox, Inc.	San Francisco, CA
Common share	Online	760,000	8,640,940	8,360,000	3.22%
Preferred shares, Series A-1	Storage	552,486	5,015,333	6,077,346	2.34%
Total			13,656,273	14,437,346	5.56%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares / Capital Contribution	Cost	Fair Value	% of Net Assets

Facebook, Inc. (3)	Menlo Park, CA
Common shares, Class B	Social Networking	350,000	$10,472,294	$6,898,710	2.65%

Fullbridge, Inc. (2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,196,809	2,250,001	2,250,000	0.87%

Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,346	5,469,200	2.10%

Global Education Learning (Holdings) Ltd. (2)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	2,999,998	1.15%

Grockit, Inc. (2)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,000,000	0.77%

Groupon, Inc. (4)	Chicago, IL
Common shares	Online Deals	80,000	2,128,774	381,600	0.15%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	2,250,000	0.87%
Preferred shares, Series C-1	Textbooks	1	7,510,334	7,500,000	2.89%
Common shares		50,000	214,681	205,000	0.08%
Total			9,987,021	9,955,000	3.84%

Maven Research, Inc. (2)	San Francisco, CA
Preferred shares, Series B	Knowledge	49,505	217,206	200,000	0.08%
Preferred shares, Series C	Networks	318,979	1,999,998	1,999,998	0.77%
Total			2,217,204	2,199,998	0.85%

NestGSV, Inc. (2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,000,000	0.38%

NestGSV Silicon Valley, LLC (2)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	500,000	0.19%

Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	250,000	0.10%

NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.10%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,045,690	$19,780,613	$19,747,501	7.60%
Preferred shares, Series G		326,797	1,008,968	999,999	0.38%
Total			20,789,581	20,747,500	7.98%

Serious Energy, Inc.	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	-	-%

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,771,653	2,257,984	2,256,752	0.87%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	8,480	-%
Total			2,281,112	2,265,232	0.87%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares	Smart Grid	510,143	5,145,271	3,275,118	1.26%

SinoLending Ltd. (2)	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	501,998	500,000	0.19%

Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	4,576,659	10,016,559	10,000,000	3.85%

Spotify Technology S.A.	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	3,589,659	1.38%

StormWind, LLC (2)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	2,000,000	0.77%

Strategic Sports Solutions, LLC (2)	New York, NY
Preferred shares, Class A1	Sports Analytics	500,000	529,522	500,000	0.19%

SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	432,500	1,521,100	1,513,750	0.58%

The Echo System Corp. (1) (2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,639,568	0.63%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	70,394	0.03%
Total			1,512,392	1,709,962	0.66%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2012
(Unaudited)

Portfolio Investments*	Headquarters / Industry	Shares	Cost	Fair Value	% of Net Assets
The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	$1,266,940	$1,250,000	0.48%

Top Hat 430, Inc. (2)	Shakopee, MN
Preferred shares, Series A	Jewelry Retailing Technology	1,777,778	4,015,179	4,000,001	1.54%

Totus Solutions, Inc. (2)	Carrollton, TX
Common shares	LED Lighting	20,000,000	5,023,748	5,000,000	1.92%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	2,011,318	0.77%

Twitter, Inc.	San Francisco, CA
Common shares	Social	1,835,600	31,755,821	34,876,400	13.42%
Preferred shares, Series A	Communication	65,000	1,235,290	1,235,000	0.47%
Total			32,991,111	36,111,400	13.89%

Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series B	Flash	800,000	4,800,798	4,800,000	1.85%
Preferred shares, Series D	Memory	1,666,666	10,018,045	9,999,996	3.85%
Total			14,818,843	14,799,996	5.70%

Whittle Schools, LLC (2)	New York, NY
Preferred shares, Series B	Education Technology	1,500,000	1,500,000	1,500,000	0.58%

ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,500,000	1.35%

Zynga, Inc.	San Francisco, CA
Common shares	Social Gaming	533,333	3,003,462	1,514,666	0.58%

Total Portfolio Investments			$224,689,927	$217,441,538	83.68%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
(formerly NeXt Innovation Corp.) CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2012
(Unaudited)

Non-Portfolio Investments	Shares	Cost	Fair Value	% of Net Assets

Money Market Funds (1)
Fidelity Institutional Money Market Funds
Money Market Portfolio	8,000,000	$8,000,000	$8,000,000	3.08%
Prime Money Market Portfolio	8,000,000	8,000,000	8,000,000	3.08%
Total Money Market Funds		16,000,000	16,000,000	6.16%

Total Investments		$240,689,927	$233,441,538	89.84%

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

(3) On May 17, 2012, Facebook, Inc. priced its initial public offering, selling 421,233,615 shares at a price of $38.00 per share. GSV Capital Corp.’s shares in Facebook, Inc. are subject to a lock-up agreement that expires on November 14, 2012. At September 30, 2012, GSV Capital Corp. valued Facebook based on its September 28, 2012 closing price, less a discount for the lock-up restriction.

(4) On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon, Inc. are subject to a lock-up agreement that expired on June 1, 2012. At September 30, 2012, GSV Capital Corp. valued Groupon, Inc. based on its September 28, 2012 closing price.

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

See Notes to the Consolidated Financial Statements.

GSVq CAPITAL CORP.
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

September 30, 2012

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

On April 13, 2012, the Company formed a wholly-owned subsidiary, GSV Capital Lending, LLC (“GCL”), a Delaware limited liability company, which will originate portfolio loan investments within the state of California. An application for a California lender license was submitted by GCL to the California Department of Corporations and GCL is awaiting receipt of its license from the State.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary market which involves making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise its right to first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At September 30, 2012 and December 31, 2011, the Company had $0 in Escrow deposits.

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

U.S. Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2011 taxable year and will continue to be taxed as such for its 2012 taxable year, and uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Beginning with its 2013 taxable year, the Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Organization and Offering Costs

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the three months ended September 30, 2011, and for the period from January 6, 2011 (date of inception) to September 30, 2011, the Company has incurred and expensed organization costs of $6,336 and $198,831, respectively. The Company did not incur organization costs for the nine months ended September 30, 2012.

Offering costs include legal fees and other costs pertaining to the public offerings. As of September 30, 2012, $738,697 of offering costs were offset against capital proceeds from the secondary offerings on May 11, 2012 and February 10, 2012. As of September 30, 2011, $1,077,166 of offering costs were offset against capital proceeds from the initial public offering on April 28, 2011 and the secondary offering on September 26, 2011. As of December 31, 2011, $56,436 of offering costs were deferred which were related to our offering on February 10, 2012.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. GAAP requires that certain components of net assets relating to permanent difference be reclassified between financial and tax reporting. These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed. For the period from January 6, 2011 (date of inception) to December 31, 2011, the net investment loss of $2,033,864 was determined to be a permanent difference and reduced paid-in capital in excess of par in the Statement of Assets and Liabilities. As of September 30, 2012, the Company determined the net investment loss from 2011 was no longer a permanent difference because the Company is currently taxable as a C corporation and adjusted paid-in capital in excess of par and accumulated net investment loss by $2,033,864 as of September 30, 2012 on the Statement of Assets and Liabilities.

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the period from the close of the initial public offering through and including December 31, 2011, the fee was payable monthly in arrears, and was calculated based on the initial value of the Company’s assets upon the closing of the public offering. For the three and nine months ended September 30, 2012, GSV Asset Management earned $1,351,169 and $3,099,186 in base management fees and $0 in incentive fees, respectively. For the three months ended September 30, 2011 and for the period from January 6, 2011 (date of inception) to September 30, 2011, GSV Asset Management earned $233,961 and $384,904 in base management fees and $0 in incentive fees, respectively.

As of September 30, 2012, the Company was due $3,315 from GSV Asset Management for reimbursement of expenses paid by the Company that were the responsibility of GSV Asset Management, and is included in the Statement of Assets and Liabilities.

As of September 30, 2012, the Company owed certain officers and directors $917 for reimbursements of other expenses. The Company owed GSV Asset Management $41,197 for reimbursements of travel-related expenses. These are included in the Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $543,171 and $1,490,966 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2012, respectively. There were $192,031 and $305,066 in such costs incurred under the Administration Agreement for the three months ended September 30, 2011 and for the period from January 6, 2011 (date of inception) to September 30, 2011, respectively.

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

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At September 30, 2012, the Company had 55 investments in 44 portfolio companies. The total cost and fair value of the 55 positions were $224,689,927 and $217,441,538, respectively. At December 31, 2011, the Company had 24 investments in 21 portfolio companies. The total cost and fair value of the 24 positions were $65,658,866 and $64,078,150, respectively. The composition of our investments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 (Unaudited)		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Common Stock	$129,533,809	$121,396,898	$43,451,594	$42,053,669
Preferred Stock	94,557,002	95,465,766	17,595,397	17,453,085
Common Membership Interest	500,000	500,000	-	-
Structured Note	-	-	4,535,082	4,500,000
Warrants	99,116	78,874	76,793	71,396
Total Portfolio Investments	224,689,927	217,441,538	65,658,866	64,078,150

Non-Portfolio Investments	16,000,000	16,000,000	26,999,128	27,000,044
Total Investments	$240,689,927	$233,441,538	$92,657,994	$91,078,194

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Levels 2 and 3 investments as of September 30, 2012.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range
Common stock in public company	$6,898,710	Market approach	Discount for lack of marketability	9%
Common stock in private companies	$112,601,922	Market approach	Precedent transactions	N/A
Preferred stock in private companies	$95,465,766	Market approach	Precedent transactions	N/A
Common membership interest	$500,000	Market approach	Precedent transactions	N/A
Warrants	$78,874	Option pricing model	Term to expiration*	See below
			Stock price*	See below
			Volatility*	See below

* The Echo System Corp. warrants have an estimated term of 4.1 years, a stock price of $3.20 and a volatility of 40%, and the SharesPost, Inc. warrants have an estimated term of 1.8 years, a stock price of $0.10 and a volatility of 35%.

The significant unobservable input used in the fair value of the common stock in public company is the discount for lack of marketability. A higher discount results in a lower value, all else equal. The significant unobservable inputs used in the fair value of the warrants are the term to expiration, stock price and volatility. Volatility is based on a combination of implied and historical volatility indications. A higher stock price and a longer time to expiration result in higher values, all else equal.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2012 and December 31, 2011 are as follows:

As of September 30, 2012 (Unaudited)

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$1,896,266	$6,898,710	$112,601,922	$121,396,898
Preferred Stock	-	-	95,465,766	95,465,766
Money Market Funds	16,000,000	-	-	16,000,000
Common Membership Interest	-	-	500,000	500,000
Warrants	-	-	78,874	78,874
Total Investments	$17,896,266	$6,898,710	$208,646,562	$233,441,538

As of December 31, 2011

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$-	$1,188,288	$40,865,381	$42,053,669
U.S. Treasury Bill	20,000,044	-	-	20,000,044
Preferred Stock	-	-	17,453,085	17,453,085
Money Market Funds	7,000,000	-	-	7,000,000
Structured Note	-	-	4,500,000	4,500,000
Warrants	-	-	71,396	71,396
Total Investments	$27,000,044	$1,188,288	$62,889,862	$91,078,194

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011 as follows:

	Nine months ended September 30, 2012 (Unaudited)
	Common Stock	Preferred Stock	Structured Note	Common Membership Interest	Warrants	Total
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$-	$71,396	$62,889,862
Purchases of investments	83,078,564	75,977,538	854,236	500,000	-	160,410,338
Exercises, conversions and assignments (1)	-	984,067	(1,006,390)	-	22,323	-
Sales and settlements	-	-	(3,002,665)	-	-	(3,002,665)
Realized loss included in earnings	-	-	(1,380,263)	-	-	(1,380,263)
Change in unrealized appreciation (depreciation) included in earnings	(1,980,923)	1,051,076	35,082	-	(14,845)	(909,610)
Transfer to Level 2	(9,361,100)	-	-	-	-	(9,361,100)
Fair Value as of September 30, 2012	$112,601,922	$95,465,766	$-	$500,000	$78,874	$208,646,562

Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2012	$(873,210)	$1,051,076	$-	$-	$(14,845)	$163,021

(1)	During the nine months ended September 30, 2012, the Company converted its structured notes to preferred shares in AlwaysOn, Inc. and The Echo System Corp., and exercised its warrants for preferred shares in StormWind, LLC. A portion of The Echo System Corp. structured notes attributable to the warrants was reclassified during the same period.

	From January 6, 2011 (date of inception) to December 31, 2011
	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of January 6, 2011	$-	$-	$-	$-	$-
Purchases of investments	43,451,594	17,595,397	4,535,082	76,793	65,658,866
Change in unrealized depreciation included in earnings	(1,397,925)	(142,312)	(35,082)	(5,397)	(1,580,716)
Transfer to Level 2	(1,188,288)	-	-	-	(1,188,288)
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$71,396	$62,889,862
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2011	$(457,628)	$(142,312)	$(35,082)	$(5,397)	$(640,419)

During the nine months ended September 30, 2012, there were two transfers between levels. Both of these transfers occurred as of June 30, 2012. Due to the expiration of the lock-up agreement on our shares in Groupon, Inc. on June 1, 2012, the closing price on a public exchange on June 29, 2012 was used for our valuation as of June 30, 2012. This resulted in a transfer of Groupon, Inc. from Level 2 to Level 1. Due to the initial public offering of Facebook, Inc. on May 17, 2012, observable inputs became available for our valuation as of June 30, 2012. However, our shares in Facebook, Inc. are presently subject to a lock-up agreement that expires on November 14, 2012. As such, the fair value for Facebook, Inc. was estimated using the closing price on a public exchange as of June 29, 2012, adjusted for a discount due to a lack of marketability of 14% that was primarily based on the market price of publicly traded put options with a similar term as our lock-up as of June 30, 2012. At September 30, 2012, Groupon, Inc. was valued used the closing price on a public exchange on September 28, 2012. The fair value of Facebook, Inc. was estimated using the closing price on a public exchange as of September 28, 2012, adjusted for a discount due to a lack of marketability of 9% that was primarily based on the market price of publicly traded put options with a similar term as our lock-up as of September 30, 2012.

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 5,520,100 shares of our common stock during the period from January 6, 2011 (date of inception) to December 31, 2011. We issued 13,800,000 shares of our common stock during the nine months ended September 30, 2012. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares	Gross Proceeds Raised	Underwriting Fees	Offering Expenses		Offering Price
February 28, 2011	100	$1,500	$-	$-		$15.00
April 28, 2011	3,335,000	50,025,000	3,501,750	527,166	(1)	15.00
September 27, 2011	2,185,000	30,917,750	1,267,300	531,122	(2)	14.15
February 10, 2012	6,900,000	103,500,000	7,245,000	326,077		15.00
May 11, 2012	6,900,000	112,125,000	6,727,500	412,620	(3)	16.25

(1)	Includes $3,585 of offering expenses that were accrued as of September 30, 2011.
(2)	Amount was reduced by $18,878 after actual expenses for the offering were determined as of December 31, 2011.
(3)	Includes $960 of offering expenses that were accrued as of September 30, 2012.

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the three and nine months ended September 30, 2012, for the three months ended September 30, 2011 and for the period from January 6, 2011 (date of inception) to September 30, 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011(1)
Net decrease in net assets resulting from operations	$(6,999,840)	$(1,174,258)	$(12,557,797)	$(1,910,005)
Weighted average common shares	19,320,100	3,430,100	15,013,896	2,460,565
Basic and diluted earnings per common share	$(0.36)	$(0.34)	$(0.84)	$(0.78	)(2)

(1)	For the period from January 6, 2011 (date of inception) to September 30, 2011.
(2)	Weighted average common shares for the period from January 6, 2011 (date of inception) to September 30, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended September 30, 2012		Three months ended September 30, 2011
Per Share Data:
Net asset value at beginning of period	$13.81		$13.57
Issuance of common shares	-		-
Accretion from offering	-		0.23	(2)
Underwriters’ discount	-		(0.23	)(2)
Offering costs	-		(0.10	)(2)
Net investment loss	(0.12	)(1)	(0.12	)(2)
Realized loss	-		-
Change in unrealized depreciation	(0.24	)(5)	(0.09	)(2)
Net asset value at end of period	$13.45		$13.26

Per share market value at end of period	$8.63		$13.56
Total return based on market value	(7.20	)%(6)	(2.66	)%(6)
Total return based on net asset value	(2.61	)%(6)	(2.28	)%(6)
Shares outstanding at end of period	19,320,100		5,520,100

Ratio / Supplemental Data:
Net assets at end of period	$259,859,254		$73,188,030
Average net assets	$263,278,115		$45,046,867
Annualized ratio of gross operating expenses to average net assets (8)	3.54%		6.49%
Annualized ratio of net operating expenses to average net assets (8)	3.54%		6.49%
Annualized ratio of net investment income to average net assets (8)	(3.52)%		(6.01)%

	Nine months ended September 30, 2012		For the period from January 6, 2011 (date of inception) to September 30, 2011		For the period from January 6, 2011 (date of inceptions) to December 31, 2011
Per Share Data:
Net asset value at beginning of period	$12.95		$-		$-
Issuance of common shares	1.91	(3)	14.67	(4)	14.67	(4)
Accretion from offering	-		-		-
Underwriters’ discount	(0.72	)(2)	(0.86	)(2)	(0.86	)(2)
Offering costs	(0.04	)(2)	(0.20	)(2)	(0.19	)(2)
Net investment loss	(0.37	)(1)	(0.25	)(2)	(0.37	)(2)
Realized loss	(0.07	)(2)	-		-
Change in unrealized depreciation	(0.21	)(5)	(0.10	)(2)	(0.30	)(2)
Net asset value at end of period	$13.45		$13.26		$12.95

Per share market value at end of period	$8.63		$13.56		$13.95
Total return based on market value	(38.14	)%(6)	(9.60	)%(7)	(7.00	)%(7)
Total return based on net asset value	3.86	%(6)	(11.60	)%(7)	(13.67	)%(7)
Shares outstanding at end of period	19,320,100		5,520,100		5,520,100

Ratio / Supplemental Data:
Net assets at end of period	$259,859,254		$73,188,030		$71,503,248
Average net assets	$190,300,817		$32,432,765		$44,532,523
Annualized ratio of gross operating expenses to average net assets (8)	4.03%		5.72%		5.01%
Annualized ratio of net operating expenses to average net assets (8)	4.03%		5.72%		5.01%
Annualized ratio of net investment income to average net assets (8)	(3.86)%		(5.49)%		(4.64)%

(1)	Based on weighted average number of shares outstanding for the period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the nine months ended September 30, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to September 30, 2011 and from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuance of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(8)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the three months ended September 30, 2011, for the period from January 6, 2011 (date of inception) to September 30, 2011 and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $6,336, $198,831 and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. Average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporation income taxes. However, the Company recorded no current income tax expense or benefit during the three-month and nine-month periods ended September 30, 2012 since it had net operating loss carry-forwards from prior years and expects a net operating loss for the 2012 tax year.

The Company recorded no deferred income tax expense or benefit during the three-month and nine-month periods ended September 30, 2012 since it provided a full valuation allowance for deferred tax assets, which consisted primarily of net operating losses and temporary differences based on realized losses and unrealized depreciation of investments for financial statement purposes. As of September 30, 2012, the total amount of gross deferred tax assets before valuation allowance was $6,927,402. The federal and state net operating losses will expire in 2031 through 2033. The federal and state capital loss will expire in 2017.

The Company has provided a full valuation allowance for its deferred tax assets due to uncertainty of generating sufficient capital gains or taxable income in future periods to realize these assets. The Company will elect to be treated for federal income tax purposes as a RIC beginning with its 2013 taxable year and anticipates meeting all the requirements as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future

In addition to meeting other requirements, the Company must generally distribute at least 90% of its investment company taxable income to qualify for the special treatment accorded to a RIC and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California. For the nine months ended September 30, 2012, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through 2012. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company closed on investments of $4.7 million, plus transaction costs as follows:

The Company closed on an investment of $3,000,000, plus transaction costs, in Parchment, Inc., an education data company, on October 1, 2012.

The Company closed on an investment of $270,000, plus transaction costs, in Palantir Technologies, Inc., a cyber-security company, on October 17, 2012.

The Company closed on an investment of $735,000, plus transaction costs, in Control4 Corporation, a smart home automation company, on October 19, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in Ozy Media, Inc., a social media company, on November 2, 2012.

The Company closed on an investment of $150,000, plus transaction costs, in Top Hat 430, Inc., an internet commerce company, on November 2, 2012.

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

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes. As of September 30, 2012, we have completed investments in 44 companies for aggregate consideration of approximately $224.1 million (exclusive of transaction fees and costs), or 80.6% of the net proceeds from our initial public offering and subsequent follow-on offerings. We expect that the total number of portfolio companies in which we are invested will increase as our equity capital base grows.

On April 28, 2011, we priced our initial public offering of 3,335,000 shares of our common stock at the offering price of $15.00 per share. The initial public offering closed on May 3, 2011, resulting in net proceeds to GSV Capital Corp. of approximately $46.5 million. On September 26, 2011, we priced a follow-on equity offering of 2,185,000 shares of our common stock at an offering price $14.15 per share. The follow-on equity offering included the full exercise of the underwriters’ option to purchase an additional 285,000 shares of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $29.6 million. On February 10, 2012, we priced a subsequent follow-on equity offering of 6,900,000 shares of our common stock at an offering price of $15.00 per share. The follow-on equity offering included the full exercise of the underwriters’ option to purchase an additional 900,000 shares of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $96.2 million. On May 11, 2012, we priced an additional follow-on equity offering of 6,900,000 shares of our common stock at an offering price of $16.25 per share. The follow-on offering included the full exercise of the underwriters’ option to purchase an additional 900,000 shares of our common stock, resulting in net proceeds to GSV Capital Corp. of approximately $105.4 million. Our shares are currently listed on the NASDAQ Capital Market under the symbol ‘‘GSVC’’.

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the nine months ended September 30, 2012 include:

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

We closed on an investment of $1,000,000, plus transaction costs, in StormWind, LLC, an electronic marketing and business services platform, on March 23, 2012.

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

We closed on investments of $888,384 and $2,674,048, plus transaction costs, in Palantir Technologies, Inc., a cyber-security company, on May 7, 2012 and May 11, 2012, respectively.

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

We closed on investments of $40,500, $67,500 and $540,000, plus transaction costs, in Palantir Technologies, Inc., a cyber-security company, on May 16, 2012, May 21, 2012 and May 22, 2012, respectively.

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

We closed on an investment of $10,000,000, plus transaction costs, in Solexel, Inc., a solar power company, on June 18, 2012.

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

We closed on an investment of $1,999,999, plus transaction costs, in Dataminr, Inc., a social media analytics company, on July 2, 2012.

We closed on an investment of $1,999,998, plus transaction costs, in Maven Research, Inc., a global knowledge marketplace, on July 2, 2012.

We closed on an investment of $500,000, plus transaction costs, in NestGSV Silicon Valley, LLC, an entrepreneurial education company, on July 10, 2012.

We closed on an investment of $1,202,500, plus transaction costs, in Twitter, Inc., a social communication company, on July 10, 2012.

We closed on an investment of $10,000,000, plus transaction costs, in 2tor, Inc., an online education company, on July 16, 2012.

We closed on an investment of $5,000,000, plus transaction costs, in Totus Solutions, Inc., an LED lighting company, on July 20, 2012.

We closed on investments of $999,999, $15,228,070 and $135,000, plus transaction costs, in Palantir Technologies, Inc., a cyber-security company, on July 24, 2012, July 27, 2012 and July 31, 2012, respectively.

We closed on an investment of $1,001,000, plus transaction costs, in Gilt Groupe, Inc., an eCommerce platform, on July 27, 2012.

We closed on an investment of $400,000, plus transaction costs, in AltEgo, LLC, an avatar technology and games developer, on August 7, 2012.

We closed on an investment of $500,000, plus transaction costs, in SinoLending Ltd, a Chinese P2P lending platform, on August 7, 2012.

We closed on an investment of $3,589,659, plus transaction costs, in Spotify Technology S.A., a music streaming service, on August 7, 2012.

We closed on an investment of $250,000, plus transaction costs in Neuron Fuel, Inc., a computer software company, on August 8, 2012.

We closed on an investment of $1,190,000, plus transaction costs, in Control4 Corporation, a smart home automation company, on August 15, 2012.

We closed on an investment of $174,000, plus transaction costs, in Palantir Technologies, Inc., a cyber-security company, on August 24, 2012.

We closed on an investment of $500,000, plus transaction costs, in Strategic Sports Solutions, LLC, a sports analytics company, on August 31, 2012.

We closed on an investment of $1,760,000, plus transaction costs, in Dropbox, Inc., an online storage service, on September 4, 2012.

We closed on an investment of $1,500,000, plus transaction costs, in Whittle Schools, LLC, an affiliate of Avenues World Holdings LLC, on September 6, 2012.

We closed on an investment of $733,493, plus transaction costs, in AlwaysOn, Inc., a social media company, on September 7, 2012.

We closed on an investment of $1,513,750, plus transaction costs, in SugarCRM Inc., a customer relationship management company, on September 12, 2012.

The fair value, as of September 30, 2012, of all of our portfolio investments was $217,441,538. In addition, we held $16,000,000 in two money market funds as of September 30, 2012. We also held $26,331,482 in unrestricted cash on September 30, 2012.

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Investment Income

For the three months ended September 30, 2012, we had investment income of $13,928, or $0.00 per share, which consisted of $7,063 of interest income from our portfolio investments and $6,865 of dividend income from our money market investments.

For the three months ended September 30, 2011, we had investment income of $53,408, or $0.02 per share, which consisted of $52,222 of interest income from our portfolio investments and $1,186 of dividend income from our money market investments.

The decrease in investment income for the three months ended September 30, 2012 relative to the three months ended September 30, 2011 was primarily due to us no longer carrying fixed income investments as of September 30, 2012.

Operating Expenses

For the three months ended September 30, 2012, we had $2,348,496 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended September 30, 2012, was $1,351,169, representing the base management fee as provided in our investment advisory agreement. Our base management fee was significantly higher than during the same period in 2011 as a result of the increase in our gross assets. Costs incurred under our administration agreement for the three months ended September 30, 2012, were $543,171. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $242,683 for the three months ended September 30, 2012.

For the three months ended September 30, 2011, we had $733,496 in total operating expenses consisting primarily of legal, audit and consulting fees, in addition to organizational expenses, investment management fees and administration fees. The investment advisory fee for the three months ended September 30, 2011 was $233,961, representing the base management fee as provided for in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended September 30, 2011, were $192,031. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $152,916 for the three months ended September 30, 2011.

Net Decrease in Net Assets

For the three months ended September 30, 2012, we had a net change in unrealized depreciation of $4,665,272, or $0.24 per share. The change in unrealized depreciation is primarily a result of our investment in Facebook, Inc. Net investment loss was $2,334,568, or $0.12 per share, for the three months ended September 30, 2012, resulting primarily from operating expenses incurred during the quarter. Net decrease in net assets resulting from operations was $6,999,840, or $0.36 per share, for the three months ended September 30, 2012.

For the three months ended September 30, 2011, we had a net change in unrealized depreciation of $494,170, or $0.14 per share. Net investment loss was $680,088, or $0.20 per share, for the three months ended September 30, 2011. Net decrease in net assets resulting from operations was $1,174,258, or $0.34 per share, for the three months ended September 30, 2011.

The per share figures noted above are based on a weighted-average of 19,320,100 and 3,430,100 shares outstanding for the three months ended September 30, 2012 and 2011, respectively.

Comparison of the nine months ended September 30, 2012 and the period from January 6, 2011 (date of inception) to September 30, 2011

As January 6, 2011 was our date of inception and April 28, 2011 was the date of our initial public offering, the period from January 6, 2011 to September 30, 2011 is not a directly comparable period to the nine months ended September 30, 2012.

Investment Income

For the nine months ended September 30, 2012, we had investment income of $242,087, or $0.02 per share, which consisted of $222,047 of interest income from our portfolio investments and $20,040 of dividend income from our money market investments.

For the period from January 6, 2011 (date of inception) to September 30, 2011, we had investment income of $53,408, or $0.02 per share, which consisted of $52,222 of interest income and $1,186 of dividend income.

Operating Expenses

For the nine months ended September 30, 2012, we had $5,750,776 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the nine months ended September 30, 2012, was $3,099,186, representing the base management fee as provided in our investment advisory agreement. Our base management fee was significantly higher than the same period in 2011 as a result of the increase in our gross assets. Costs incurred under our administration agreement for the nine months ended September 30, 2012, were $1,490,966. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $597,089 for the nine months ended September 30, 2012.

For the period from January 6, 2011 (date of inception) to September 30, 2011, we had $1,409,609 in total operating expenses primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the period from January 6, 2011 (inception) to September 30, 2011 was $384,904, representing the base fee as provided for in our investment advisory agreement. Costs incurred under our administration agreement for the period from January 6, 2011 (inception) to September 30, 2011 were $305,066. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $271,548 for the period from January 6, 2011 (inception) to September 30, 2011.

Net Decrease in Net Assets

For the nine months ended September 30, 2012, we had a net change in unrealized depreciation of $5,668,589, or $0.38 per share. The change in unrealized depreciation is primarily a result of our investment in Facebook, Inc. We had a net realized loss of $1,380,519, or $0.09 per share, resulting primarily from our investment in PJB Fund LLC, which resulted from fluctuating share prices of Zynga, Inc. Net investment loss was $5,508,689, or $0.37 per share, for the nine months ended September 30, 2012, resulting primarily from operating expenses incurred during the period. Net decrease in net assets resulting from operations was $12,557,797, or $0.84 per share, for the nine months ended September 30, 2012.

For the period from January 6, 2011 (date of inception) to September 30, 2011, we had a net change in unrealized depreciation of $553,804, or $0.23 per share. Net investment loss was $1,356,201, or $0.55 per share, for the period from January 6, 2011 (date of inception) to September 30, 2011. Net decrease in net assets resulting from operations was $1,910,005, or $0.78 per share, for the period from January 6, 2011 (date of inception) to September 30, 2011.

The per share figures noted above are based on a weighted-average of 15,013,896 and 2,460,565 shares outstanding for the nine months ended September 30, 2012 and for the period from January 6, 2011 (date of inception) to September 30, 2011, respectively.

Liquidity and Capital Resources

At September 30, 2012, we had investments in 44 portfolio companies with costs totaling $224,689,927, two money market funds totaling $16,000,000 and cash in the amount of $26,331,482.

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

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of September 30, 2012, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees, incentive fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see ‘‘Related Party Transactions and Certain Relationships’’. We incurred approximately $1,351,169 and $3,099,186 in investment management fees and $543,171 and $1,490,966 in costs incurred under the administration agreement for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs and any fair value adjustments. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. In addition, in order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment but designate the retained net capital gain as a “deemed distribution”. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See ‘‘Material U.S. Federal Income Tax Considerations.’’ There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Borrowings

We had no borrowings outstanding as of September 30, 2012.

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the ‘‘Advisory Agreement’’) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or ‘‘hurdle,’’ and a ‘‘catch-up’’ feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,351,169 and $3,099,186 in base management fees and $0 in incentive fees for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012, we were owed $3,315 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management.

In addition as of September 30, 2012, we owed GSV Asset Management $41,197 for reimbursement of travel-related and other expenses. We owed certain officers and directors $917 in reimbursements for travel-related and other expenses.

We entered into an Administration Agreement with GSV Capital Service Company (the ‘‘Administration Agreement’’) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $543,171 and $1,490,966 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2012, respectively.

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

U.S. Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2011 taxable year and will continue to be taxed as such for its 2012 taxable year, and uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Beginning with its 2013 taxable year, the Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Recent Developments

Subsequent to September 30, 2012, the Company closed on investments of $4.7 million, plus transaction costs as follows:

The Company closed on an investment of $3,000,000, plus transaction costs, in Parchment, Inc., an education data company, on October 1, 2012.

The Company closed on an investment of $270,000, plus transaction costs, in Palantir Technologies, Inc., a cyber-security company, on October 17, 2012.

The Company closed on an investment of $735,000, plus transaction costs, in Control4 Corporation, a smart home automation company, on October 19, 2012.

The Company closed on an investment of $500,000, plus transaction costs, in Ozy Media, Inc., a social media company, on November 2, 2012.

The Company closed on an investment of $150,000, plus transaction costs, in Top Hat 430, Inc., an internet commerce company, on November 2, 2012.

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

Item 4.  Controls and Procedures

As of September 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. With the exception of the risk factors set forth below, there have been no material changes during the nine months ended September 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Commissions and discounts payable to any underwriters, together with our organizational expense and other expenses of any future offering, may reduce the net proceeds of any such offering available for us to invest. As of September 30, 2012 our net asset value was $259,859,254, or $13.45 per share. Depending upon the public offering price, and after deducting the underwriting discounts and commissions and the related offering expenses payable by us, in connection with any future offering, investors in any such offering may be subject to an immediate and substantial dilution.

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
Date: November 7, 2012

	By:	/s/ Michael T. Moe
Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 7, 2012

	By:	/s/ Stephen D. Bard
Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

