Form 10-K
period 2012-12-31
GSV Capital Corp.
filed 2013-03-14
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00852

GSV Capital Corp.
(Exact name of registrant as specified in its charter)

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)

2925 Woodside Road
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 29, 2012, based on the closing price on that date of $9.30 on the NASDAQ Capital Market, was $178,734,356. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 19,320,100 shares of the Registrant’s common stock outstanding as of March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

GSV CAPITAL CORP.

PART I

Item 1.	Business

GSV Capital

GSV Capital Corp. (formerly NeXt Innovation Corp., the “Company”, “we”, “our” or “GSV Capital”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe are rapidly growing venture capital-backed emerging companies. We acquire our investments through secondary marketplaces for private companies, negotiations with selling stockholders and direct investments with prospective portfolio companies. We may also invest on an opportunistic basis in select publicly-traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management” or “investment adviser”), and GSV Capital Service Company, LLC (“GSV Capital Service Company” or the “administrator”) provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying potentially high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, green technology and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Venture capital funds or other financial or strategic sponsors have invested in many of the companies that our investment adviser evaluates.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes. As of December 31, 2012, we have completed investments in 47 companies for aggregate consideration of approximately $236.5 million (exclusive of transaction fees and costs), or 85.1% of the net proceeds from our initial public offering and subsequent follow-on offerings.

Our common stock is traded on the NASDAQ Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2012 was $13.07. On December 31, 2012, the last reported sale price of a share of our common stock on the NASDAQ Capital Market was $8.43.

About GSV Asset Management

Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.” GSV Asset Management is led by Michael T. Moe, our president, chief executive officer and chairman of our board of directors. Mr. Moe is assisted by Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary, whom we refer to collectively as GSV Asset Management’s senior investment professionals. Mr. Moe co-founded and previously served as chairman and chief executive officer of ThinkEquity Partners, an asset management and investment banking firm focusing on venture capital, entrepreneurial and emerging private companies. Prior to founding ThinkEquity, Mr. Moe served as Head of Global Growth Research at Merrill Lynch and before that served as Head of Growth Research and Strategy at Montgomery Securities.

We believe we benefit from the ability of our investment adviser’s senior investment professionals and board of advisers (the “Advisory Board”) to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate terms, and manage and monitor a portfolio of those investments. See “Portfolio Management — Advisory Board to GSV Asset Management.” Our investment adviser’s senior investment professionals and Advisory Board members have broad investment backgrounds, with prior experience at investment banks, commercial banks, unregistered investment funds and other financial services companies, and have collectively developed a broad network of contacts that provides us with an important source of investment opportunities.

We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See “Investment Advisory Agreement”.

Investment Opportunity

We believe that the technology industry is experiencing a convergence of numerous disruptive trends, producing new high-growth markets. The growth of both social networking and connected mobile devices, such as smartphones and tablets, has opened up new channels for communication and real-time collaboration. The number of devices and people that regularly connect to the Internet has increased dramatically in recent years, generating significant demand for always accessible, personalized and localized content and real-time online interactivity. These factors are creating opportunities for new market participants and significant growth for established companies with leading positions capitalizing on these trends.

At the same time, we believe that the initial public offering, or “IPO,” markets have experienced substantial structural changes which have made it significantly more challenging for private companies to go public. Volatile equity markets, a lack of investment research coverage for private and smaller companies and investor demand for a longer history of revenue and earnings growth have resulted in companies staying private significantly longer than in the past. In addition, increased public company compliance obligations such as those imposed by the Sarbanes-Oxley Act of 2002 have made it more costly and less attractive to become a public company. As a result, there are significantly fewer IPOs today than there were during the 1990’s, with prospective public companies taking longer to come to market. For example, from 1991 – 2000, there were 4,361 IPOs in the United States, of which 1,701 were venture-capital backed. From 2001 – 2010, there were 1,016 IPOs, of which 369 were venture-capital backed. In 2011, there were 125 IPOs, of which 52 were venture-capital backed.

Because private companies are staying private longer, private investment in late stage companies has increased. Private secondary marketplaces, such as SharesPost and SecondMarket, have emerged as a potential alternative to traditional public equity exchanges to provide liquidity to private company stockholders, including employees, particularly within the technology sector. While such private secondary marketplaces have more limited transaction volume than public exchanges, they do provide accredited investors, such as ourselves, with new channels for access to equity investments in private companies. Such markets also provide a potential source for exiting private company investments, as well as price visibility from trading on a marketplace.

Investment Strategy

We seek to create a portfolio of potentially high-growth emerging private companies via a repeatable and disciplined investment approach, as well as to provide investors with access to such companies through our publicly traded common stock.

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We have adopted the following business strategies to achieve our investment objective:

•	Identify high quality growth companies. Based on our extensive experience in analyzing technology trends and markets, we have identified the technology sub-sectors of social mobile, cloud computing and big data, internet commerce, green technology and education technology, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists are investing.

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

Private secondary marketplaces and direct share purchases. We utilize private secondary marketplaces as a means to acquire equity and equity-related interests in privately-held companies that meet our investment criteria and that we believe are attractive candidates for investment. We believe that such markets offer new channels for access to equity investments in private companies and provide a potential source of liquidity should we decide to exit an investment. In addition, we also purchase shares directly from stockholders, including current or former employees. As certain companies grow and experience significant increased value while remaining private, employees and other stockholders may seek liquidity by selling shares directly to a third party or to a third party via a secondary marketplace. Sales of shares in private companies are typically restricted by contractual transfer restrictions and may be further restricted by provisions in company charter documents, investor rights of first refusal and co-sale and company employment and trading policies, which may impose strict limits on transfer. We believe that our investment professionals’ reputation within the industry and history of investing affords us a favorable position when seeking approval for a purchase of shares subject to such limitations.

Direct equity investments. We also seek direct investments in private companies. There is a large market among emerging private companies for equity capital investments. Many of these companies, particularly within the technology sector, lack the necessary cash flows to sustain substantial amounts of debt, and therefore have viewed equity capital as a more attractive long-term financing tool. We seek to be a source of such equity capital as a means of investing in these companies and look for opportunities to invest alongside other venture capital and private equity investors with whom we have established relationships.

•	Create access to a diverse investment portfolio. We seek to hold a diverse portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively diversified portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

Competitive Advantages

We believe that we will benefit from the following competitive advantages in executing our investment strategy:

•	Experienced team of investment professionals. Our investment adviser’s senior investment professionals, its Advisory Board and our board of directors have significant experience researching and investing in the types of potentially rapidly growing venture capital-backed emerging companies we are targeting for investment. Through our proprietary company evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.

•	Disciplined and repeatable investment process. We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry ‘‘aggregators’’ that accumulate stock at market prices, we conduct valuation analyses and make acquisitions only when we can invest at valuations that we believe are attractive to our investors. Following this process, we have completed investments in the 47 companies in our portfolio as of December 31, 2012.

•	Deep relationships with significant credibility to source and complete transactions. GSV Asset Management and its senior investment professionals are strategically located in the heart of Silicon Valley in Woodside, California. During the course of over two decades of researching and investing in emerging private companies, our investment adviser’s senior investment professionals have developed strong reputations within the investing community, particularly within technology-related sectors. Our investment adviser’s Advisory Board members and our board of directors have also developed strong relationships in the financial, investing and technology-related sectors.

•	Source of permanent investing capital. As a publicly-traded corporation, we have access to a source of permanent equity capital which we can use to invest in portfolio companies. This permanent equity capital is a significant differentiator from other potential investors that may be required to return capital to stockholders on a defined schedule. We believe that our ability to invest on a long-term time horizon makes us attractive to companies looking for strong, stable owners of their equity.

•	Early mover advantage. We believe we are one of the few publicly traded business development companies with a specific focus on investing in potentially rapidly growing venture capital-backed emerging companies. Moreover, we believe we are the only one to focus on acquiring shares in secondary transactions as a key component of our strategy. Despite our limited track record, the transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will potentially enable us to complete equity transactions in desirable private companies at attractive valuations.

Operating and Regulatory Structure

GSV Capital was formed as a Maryland corporation that is an externally managed, non-diversified closed-end management investment company. We completed our initial public offering in May 2011 and have elected to be treated as a business development company under the 1940 Act. As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include, among other things, securities of “eligible portfolio companies.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See “Regulation as a Business Development Company.” In addition, we intend to elect to be treated for federal income tax purposes beginning with our 2013 taxable year, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). See “Material U.S. Federal Income Tax Considerations.”

Our investment activities are managed by GSV Asset Management and supervised by our board of directors. GSV Asset Management is an investment adviser registered under the Advisers Act. Under our investment advisory agreement, which we refer to as the Investment Advisory Agreement, we have agreed to pay GSV Asset Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory Agreement.” We have also entered into an administration agreement, which we refer to as the Administration Agreement, under which we have agreed to reimburse GSV Capital Service Company for our allocable portion of overhead and other expenses incurred.

Investment Process

Concentrated Technology-related Focus

During the course of over two decades of researching and investing in non-public companies, we have identified five areas from which we expect to see significant numbers of high-growth companies emerge: new media, communication, alternative energy, education technology, and the consumerization of information technology. These broad markets have the potential to produce disruptive technologies, reach a large addressable market and provide significant commercial opportunities. Within these areas we have identified broad trends that could create significant positive effects on growth such as globalization, consolidation, branding, convergence and network effects. From within these broad technology themes, we have selected five sub-segments in which we target companies for investment: social mobile, cloud computing and big data, internet commerce, green technology and education technology. We remain focused on selecting market leaders within the sub-segments we have identified, while continuing to review our pipeline to ensure we are tracking the next phase of leaders.

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by our investment professionals, supplemented by the knowledge and relationships of our investment adviser’s Advisory Board and our board of directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including “the four Ps”, industry positioning and leadership, stage of growth, and several other factors that collectively characterize our proprietary investment process. We typically seek to invest approximately 90% of our portfolio in well-established, late stage companies and the remaining approximately 10% in emerging companies that fit within our targeted areas, where we see the potential for higher returns from early investment. Based on our initial screening, we identify a select set of companies which we evaluate in greater depth.

Research and Due Diligence Process

Once we identify those companies that we believe warrant more in-depth analysis, we focus on their revenue growth, revenue quality and sustainability and earnings growth, as well as other metrics that may be strongly correlated with higher valuations. We also focus on the company’s management team and any significant financial sponsor, the current business model, competitive positioning, regulatory and legal issues, the quality of any intellectual property and other investment-specific due diligence. Each prospective portfolio company that passes our initial due diligence review is given a qualitative ranking to allow us to evaluate it against others in our pipeline, and we review and update these companies on a regular basis.

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

Portfolio Construction and Sourcing

Upon completion of our research and due diligence process, we select investments for inclusion in our portfolio based on their relative qualitative ranking, fundamentals and valuation. We seek to create a relatively diversified portfolio that we expect will include investments in companies representing a broad range of investment themes. We generally choose to pursue specific investments based on the availability of shares and valuation expectations. We utilize a combination of secondary marketplaces, direct purchases from stockholders and direct equity investments in order to make investments in our portfolio companies. Once we have established an initial position in a portfolio company, we may choose to increase our stake through subsequent purchases. Maintaining a balanced portfolio is a key to our success, and as a result we constantly evaluate the composition of our investments and our pipeline to ensure we are exposed to a diverse set of companies within our target segments.

Transaction Execution

We enter into purchase agreements for each of our private company portfolio investments. Private company securities are typically subject to contractual transfer limitations, which may, among other things, give the issuer, its assignees and/or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. Accordingly, the purchase agreements we enter into for secondary transactions typically require the lapse or satisfaction of these rights as a condition to closing. Under these circumstances, we are may be required to deposit the purchase price into escrow upon signing with the funds released to the seller at closing or returned to us if the closing conditions are not met.

Risk Management and Monitoring

We monitor the financial trends of each portfolio company to assess our exposure to individual companies as well as to evaluate overall portfolio quality. We establish valuation targets at the portfolio level and for gross and net exposures with respect to specific companies and industries within our overall portfolio. In cases where we make a direct investment in a portfolio company, we may also obtain board positions, board observation rights and/or information rights from that portfolio company in connection with our equity investment. We regularly monitor our portfolio for compliance with the diversification requirements for purposes of maintaining our status as a 1940 Act business development company and a RIC for tax purposes.

Portfolio Overview

At December 31, 2012, our portfolio was invested approximately 54.9% in common shares, 44.8% in preferred shares, 0.2% in membership interests, and 0.1% in equity warrants. Such percentages are not inclusive of our holdings in money market funds.

Our ten largest portfolio company investments at December 31, 2012, based on the combined fair value of the equity securities we hold in each portfolio company, were as follows:

		At December 31, 2012
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Twitter, Inc.	Social Communication	$32,991,111	$36,111,400	14.30%
Palantir Technologies, Inc.	Cyber Security	21,060,447	21,072,414	8.34
Violin Memory, Inc.	Flash Memory	14,818,843	14,799,996	5.86
Dropbox, Inc.	Online Storage	13,656,486	14,437,346	5.72
Chegg, Inc.	Textbook Rental	14,021,197	14,193,544	5.61
Avenues World Holdings LLC	Globally-focused Private School	10,025,123	10,000,000	3.96
Solexel, Inc.	Solar Power	10,016,559	10,000,000	3.96
2U, Inc.	Online Education	10,030,724	9,999,786	3.96
Kno Inc.	Digital Textbooks	9,987,021	9,928,849	3.93
Facebook, Inc.	Social Networking	10,472,294	9,317,000	3.69
Total		$147,079,805	$149,860,335	59.33%

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2012:

Twitter, Inc.

Twitter is a social networking company. Twitter is a real-time information network that allows users to send and receive information.

Palantir Technologies, Inc.

Palantir solves critical intelligence and security issues for government agencies, banks, and large institutions.

Violin Memory, Inc.

Violin Memory provides scalable flash memory which improves the performance of memory on computers by reducing the power and space requirements in a data center.

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

Avenues World Holdings LLC

Avenues is a private pre-K through 12th grade school that aspires to ultimately become a single school with multiple integrated global campuses, raising the global standard for top-tier private schools.

Solexel, Inc.

Solexel is developing high-efficiency, low-cost, crystalline silicon solar cells and modules for photovoltaic electricity generation.

2U, Inc. (f/k/a 2tor, Inc.)

2U partners with universities, providing technology solutions to manage students from recruitment to post-graduation job placement, as well as develop and deliver curriculum in a virtual environment.

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

Competition

Our primary competitors include specialty finance companies including late stage venture capital funds, private equity funds, other crossover funds, public funds investing in private companies and business development companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see ‘‘Risk Factors — Risks Relating to Our Business and Structure.’’

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

Investment Advisory Agreement

Management Services

GSV Asset Management serves as our investment adviser. GSV Asset Management is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, GSV Asset Management manages the day-to-day operations of, and provides investment advisory services to, GSV Capital. Under the terms of the Investment Advisory Agreement, GSV Asset Management:

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

The base management fee (the ‘‘Base Fee’’) is calculated at an annual rate of 2.00% of our gross assets. For the period from the close of the initial public offering through and including December 31, 2011, the Base Fee was payable monthly in arrears, and was calculated based on the initial value of our assets upon the closing of our initial public offering in April 2011. For the year ended December 31, 2012, the Base Fee was payable monthly in arrears, and was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Fee for any partial month or quarter was appropriately pro-rated.

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and is equal to the lesser of:

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

Our realized capital gains from each investment, expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, will be compared to a hurdle rate of 8.00% per year. We will only pay an incentive fee on any realized capital gains from an investment that exceeds the hurdle rate. We will pay GSV Asset Management an incentive fee with respect to our realized capital gains from each investment as follows:

•	No incentive fee is payable on the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, does not exceed the hurdle rate of 8.00% per year.
•	We pay as an incentive fee 100% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds the hurdle rate of 8.00% per year but is less than a rate of 10.00% per year. We refer to this portion of our realized capital gains from each investment (which exceeds the hurdle rate but is less than 10.00%) as the ‘‘catch-up.’’ The ‘‘catch-up’’ is meant to provide our investment adviser with 20% of the amount of our realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.
•	We pay as an incentive fee 20% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.

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

Payment of our Expenses

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, are provided and paid for by GSV Asset Management. We are responsible for all other costs and expenses of our operations and transactions, including (without limitation) the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments (in each case subject to approval of our board of directors); transfer agent and custodial fees; fees and expenses associated with marketing efforts (including attendance at investment conference and similar events); federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses; brokerage commissions; costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws including costs of proxy statements, stockholders’ reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either GSV Capital Service Company or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and other administrative support personnel. All of these expenses are ultimately borne by our common stockholders.

Duration and Termination

The Investment Advisory Agreement was reapproved by our board of directors on March 8, 2013. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of one year from the date it was approved by the board of directors and will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Organization of the Investment Adviser

GSV Asset Management is a Delaware limited liability company. The principal executive offices of GSV Asset Management are located at 2925 Woodside Road, Woodside, CA 94062.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on March 8, 2013 to reapprove the Investment Advisory Agreement. In its consideration of the reapproval of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to a separate Administration Agreement, GSV Capital Service Company, a Delaware limited liability company, furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. The principal executive offices of GSV Capital Service Company are located at 2925 Woodside Road, Woodside, CA 94062. Under the Administration Agreement, GSV Capital Service Company also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and any administrative support personnel. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

As a business development company, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Relating to Our Business and Structure.”

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s gross assets. The principal categories of qualifying assets relevant to our business are the following:

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
c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories 1, 2 or 3. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category 1.c.iv.) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: GSV Asset Management, 2925 Woodside Road, Woodside, CA 94062.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, a trader in securities that elects to use a mark-to-market method of accounting for its securities holdings, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Internal Revenue Code of 1986, as amended the ‘‘Code’’). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Election to be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to be eligible for pass-through tax treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our ‘‘investment company taxable income,’’ which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the ‘‘Annual Distribution Requirement’’).

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

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us in taxable years beginning before January 1, 2013 to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 15% provided that the holding period requirement is satisfied. In this regard, it is anticipated that distributions of “investment company taxable income” paid by us will generally not be attributable to dividends received by us and, therefore, generally will not qualify for the 15% maximum rate applicable to Qualifying Dividends. Distributions by us to a corporate shareholder will qualify for the dividends-received deduction only to the extent that the distributions consist of certain dividends received by us. In addition, any such dividends-received deduction will be disallowed or reduced if the corporate shareholder fails to satisfy certain requirements, including a holding period requirement, with respect to its shares of our common stock. Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Any such capital gain distributions that are made in taxable years of a U.S. stockholder beginning before January 1, 2013 will be taxable at a maximum rate of 15% in the case of individuals, trusts or estates. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Under the dividend reinvestment plan, our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders. A U.S. stockholder will have an adjusted basis in the additional common stock purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained capital gains at our regular corporate tax rate, and because that rate is in excess of the maximum rate currently payable by non-corporate taxpayers on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

As a RIC, we are required to apportion any items that are treated differently for alternative minimum tax (“AMT”) purposes between us and our stockholders, and such apportionment may affect our stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, we intend in general to apportion these items in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction we are entitled to claim), unless we determine that a different method for a particular item is warranted under the circumstances.

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

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized by a stockholder upon a disposition of shares of our common stock will generally be disallowed if the stockholder purchases other shares of our common stock (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, non-corporate U.S. stockholders currently are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses) recognized in taxable years beginning before January 1, 2013 (such rate will increase to 20% absent Congressional action), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, for taxable years beginning after December 31, 2012, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) and certain estates and trusts are generally subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income, Qualifying Dividends and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service. Dividends paid by us out of our “investment company taxable income” generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to make U.S. federal backup withholding from all taxable distributions to any U.S. stockholder (other than a corporation, a financial institution, or a stockholder that otherwise qualifies for an exemption) (1) if such stockholder fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) if the Internal Revenue Service notifies us that such stockholder has failed to properly report certain interest and dividend income to the Internal Revenue Service and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the Internal Revenue Service.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock. Distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent such distributions do not exceed our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. stockholder), we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.

For taxable years of RICs beginning on or before December 31, 2011, U.S. source withholding taxes were not imposed on dividends paid by RICs to the extent the dividends were designated as “interest-related dividends” or “short-term capital gain dividends.” Interest-related dividends and short-term capital gain dividends generally represented distributions of interest or short-term capital gains that would not have been subject to U.S. withholding tax at the source if they had been received directly by a foreign person, and that satisfied certain other requirements. It is unclear whether this exemption will be extended for taxable years beginning after December 31, 2011 and, if so, whether any of our distributions will be designated as eligible for this exemption from withholding tax.

Actual or deemed distributions of our net capital gains to a stockholder that is a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale or redemption of our common stock, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the United States) or, in the case of an individual, the non-U.S. stockholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met.

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

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale or redemption of our common stock, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. stockholder), such amounts will be subject to U.S. income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. stockholder. For a corporate Non-U.S. stockholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of our common stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Under the dividend reinvestment plan, our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. If the distribution is a distribution of our investment company taxable income, is not properly reported by us as a short-term capital gains dividend or interest-related dividend (assuming extension of the exemption discussed above), and is not effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if a treaty applies, is not attributable to a U.S. permanent establishment), the amount distributed (to the extent of our current and accumulated earnings and profits) will be subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) and only the net after-tax amount will be reinvested in our common stock. If the distribution is effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if a treaty applies, are attributable to a U.S. permanent establishment), generally the full amount of the distribution will be reinvested in the plan and will nevertheless be subject to U.S. federal income tax at the ordinary income rates applicable to U.S. persons. The Non-U.S. stockholder will have an adjusted basis in the additional common stock purchased through the plan equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the Non-U.S. stockholder’s account.

Legislation enacted in 2010 generally imposes a 30% withholding tax on payments of certain types of payments to foreign financial institutions that fail to enter into an agreement with the United States Treasury to report certain required information with respect to accounts held by United States persons (or held by foreign entities that have United States persons as substantial owners). The types of payments subject to the tax include U.S. source interest and dividends and the gross proceeds from the sale of any property that could produce U.S.-source interest or dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a 10% or greater U.S. owner or provides the withholding agent with identifying information on each 10% or greater U.S. owner. When these provisions become effective, depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their common stock, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their common stock. Under certain circumstances, a Non-U.S. stockholder might be eligible for refunds or credits of such taxes. Pursuant to published guidance from the IRS and the U.S. Treasury Department, this legislation will apply to payments of interest and dividends made after December 31, 2013 and payments of gross proceeds made after December 31, 2014.

A Non-U.S. stockholder who is a non-resident alien individual, and who is subject to withholding of U.S. federal tax, may be subject to information reporting in connection with certain payments on the common stock. A Non-U.S. stockholder may be subject to backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an Internal Revenue Service Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding may be refunded or allowed as a credit against the Non-U.S. stockholder's U.S. federal income tax liability, provided that proper information is provided to the Internal Revenue Service.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Failure to Qualify as a Regulated Investment Company

We are currently taxable as a C corporation and subject to federal and state corporation income taxes; however, we plan to qualify as a RIC beginning with our 2013 taxable year. If we were unable to qualify for treatment as a RIC in the future, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made would be taxable to our stockholders as ordinary dividend income, and provided that certain holding periods and other requirements are met, could be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of its requalification as a RIC. If we fail to satisfy the 90% Income Test or the Diversification Test described above, however, we may be able to avoid losing our status as a RIC by timely providing notice of such failure to the Internal Revenue Service, curing such failure and possibly paying an additional tax.

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

Investment in the rapidly growing venture capital-backed emerging companies that we are targeting involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment;

•	they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
•	because they are privately owned, there is generally little publicly available information about these businesses; therefore, although our investment adviser’s agents will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable; and
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

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

We invest principally in the equity and equity-related securities of rapidly growing venture capital-backed emerging companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. In addition, the private company securities we acquire are often subject to drag-along rights, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be, in our opinion, inadequate or undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize gain in an amount that we deem appropriate on our investment. Further, capital market volatility and the overall market environment may preclude our portfolio companies from realizing liquidity events and impede our exit from these investments. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains or losses we may realize from our equity investments. In addition, the companies in which we invest may have substantial debt loads. In such cases, we would typically be last in line behind any creditors in a bankruptcy or liquidation, and would likely experience a complete loss on our investment.

Substantially all of our portfolio companies are currently experiencing operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

We have limited information about the financial performance and profitability of certain of our portfolio companies. While according to public filings with the SEC, certain of our portfolio companies have earned net income in recent periods, we believe that substantially all of our portfolio companies are currently experiencing operating losses. There can be no assurance when or if such companies will operate at a profit.

The lack of liquidity in, and potentially extended holding period of, our many investments may adversely affect our business, and will delay any distributions of gains, if any.

Our investments will generally not be in publicly traded securities. Although we expect that some of our equity investments will trade on private secondary marketplaces, certain of the securities we hold will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. In addition, while some portfolio companies may trade on private secondary marketplaces, we can provide no assurance that such a trading market will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate. The illiquidity of our investments, including those that are traded on private secondary marketplaces, will make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We will have no limitation on the portion of our portfolio that may be invested in illiquid securities, and a substantial portion or all of our portfolio may be invested in such illiquid securities from time to time.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2012, over half of our portfolio company investments were comprised of investments in seven portfolio companies. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or if the market position of any portfolio company in which we have a material position deteriorates could materially adversely affect us.

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

We are dependent upon GSV Asset Management’s senior investment professionals for our future success, particularly Michael T. Moe, Stephen D. Bard, Luben Pampoulov and Matthew Hanson. If we lose any of our investment adviser’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our investment adviser’s senior investment professionals, particularly Michael T. Moe, Stephen D. Bard, Luben Pampoulov and Matthew Hanson. None of Messrs. Moe, Bard, Pampoulov or Hanson is subject to an employment contract, and none receive any compensation from us. None of Messrs. Moe, Bard, Pampoulov or Hanson devote all of their business time to our operations, and each have other demands on their time as a result of their other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

None of the GSV Asset Management’s senior investment professionals or Advisory Board members, including Michael T. Moe, Stephen D. Bard, David V. Crowder, Luben Pampoulov and Matthew Hanson, are subject to employment agreements, and there can be no assurance that our investment adviser will be successful in retaining its senior investment professionals.

None of the members of GSV Asset Management’s senior investment professionals or its Advisory Board members, including Michael T. Moe, Stephen D. Bard, David V. Crowder, Luben Pampoulov and Matthew Hanson, are subject to employment agreements. As a result, although Messrs. Moe, Bard, Pampoulov and Hanson comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of our investment adviser’s senior investment professionals or the Advisory Board members, including Messrs. Moe, Bard, Crowder, Pampoulov and Hanson, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that our investment adviser will be successful in retaining its senior investment professionals or the Advisory Board members, including Messrs. Moe, Bard, Crowder, Pampoulov and Hanson. The departure of any of Messrs. Moe, Bard, Crowder, Pampoulov or Hanson could have a material adverse effect on our ability to achieve our investment objective.

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

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.

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

In addition, while we believe the ability to trade on private secondary marketplaces provides valuable opportunities for liquidity, there can be no assurance that the portfolio companies with respect to which we invest through private secondary marketplaces will have or maintain active trading markets, and the prices of those securities may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may cause an inability for us to realize full value on our investment. In addition, wide swings in market prices, which are typical of irregularly traded securities, could cause significant and unexpected declines in the value of our portfolio investments. Further, prices in private secondary marketplaces, where limited information is available, may not accurately reflect the true value of a portfolio company, and may overstate a portfolio company’s actual value, which may cause us to realize future capital losses on our investment in that portfolio company. If any of the foregoing were to occur, it would likely have a material and adverse effect on our net asset value and results of operations.

Investments in private companies, including through private secondary marketplaces, also entail additional legal and regulatory risks which expose participants to the risk of liability due to the imbalance of information among participants and participant qualification and other transactional requirements applicable to private securities transactions, the non-compliance with which could result in rescission rights and monetary and other sanctions. The application of these laws within the context of private secondary marketplaces and related market practices are still evolving, and, despite our efforts to comply with applicable laws, we could be exposed to liability. The regulation of private secondary marketplaces is also evolving. Additional state or federal regulation of these markets could result in limits on the operation of or activity on those markets. Conversely, deregulation of these markets could make it easier for investors to invest directly in private companies and affect the attractiveness of our company as an access vehicle for investment in private shares. Private companies may also increasingly seek to limit secondary trading in their stock, such as through contractual transfer restrictions, and provisions in company charter documents, investor rights of first refusal and co-sale and/or employment and trading policies further restricting trading. To the extent that these or other developments result in reduced trading activity and/or availability of private company shares, our ability to find investment opportunities and to liquidate our investments could be adversely affected.

Due to transfer restrictions and the illiquid nature of our investments, we may not be able to purchase or sell our investments when we wish to do so.

Most of our investments are or will be in equity or equity-related securities of privately-held companies. The securities we acquire in private companies are typically subject to contractual transfer limitations, which may include prohibitions on transfer without the company’s consent may require that shares owned by us to held in escrow and may include provisions in company charter documents, investor rights of first refusal and co-sale and/or employment and trading policies further restricting trading. In order to complete a purchase of shares we may need to, among other things, give the issuer, its assignees or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. We may be unable to complete a purchase transaction if the subject company or its stockholders chooses to exercise a veto right or right of first refusal. When we complete an investment, we generally become bound to the contractual transfer limitations imposed on subject company stockholders as well as other contractual obligations, such as co-sale or tag-along rights. These obligations generally expire only upon an IPO by the subject company. As a result, prior to an IPO, our ability to liquidate may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sales or tag-along rights to participate in the sale, thereby reducing the number of shares sellable by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

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

We invest primarily in rapidly growing venture capital-backed emerging companies, either through private secondary transactions, other secondary transactions or direct investments in companies. Such private companies frequently have much more complex capital structures than traditional publicly-traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In addition, it is often difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. In certain cases, such private companies may also have senior or pari passu preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstances when we have limited information with respect to such capital structures. Although we believe that our investment adviser’s senior investment professionals, our Advisory Board members and our board of directors have extensive experience evaluating and investing in private companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

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

The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Although no leverage is currently contemplated, the way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, while we currently do not use borrowings or other leverage for investment purposes, the fact that our base management fee is payable based upon our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities), may encourage GSV Asset Management to use leverage to make additional investments. We will be required, however, to obtain the approval of our board of directors before we incur any future indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

While the investment focus of each of these entities may be different from our investment objective, it is likely that from time to time new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management will establish an allocation policy to ensure that GSV Capital has priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between GSV Capital and any such other funds.

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

If in the future we issue debt or preferred stock, all of the costs of offering and servicing such debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

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

Although we intend to elect to be treated as a RIC under Subchapter M of the Code beginning in 2013 and to continue to qualify as a RIC in succeeding taxable years, no assurance can be given that we will be able to qualify for and maintain RIC status. In order to qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities or income from “qualified publicly traded partnerships”. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. In order to satisfy the annual distribution requirement for a RIC, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Although no leverage is currently contemplated, because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Our bylaws contain a provision exempting any and all acquisitions by any person of our shares of stock from the Control Share Act under the Maryland General Corporation Law. If our board of directors does not otherwise approve a business combination, the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Additionally, under our charter, our board of directors is divided into three classes serving staggered terms; our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These antitakeover provisions may inhibit a change of control in circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Risks Related to an Investment in Our Common Stock

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market after any future offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

Our shares have historically traded, and may in the future trade at premiums that may prove to be unsustainable or at discounts from net asset value.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital-backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

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

Our corporate headquarters are located at 2925 Woodside Road, Woodside, California, in the offices of GSV Capital Service Company. We do not own or lease any office space directly; however, we will pay a portion of the rent as allocated to us by GSV Capital Service Company. Our office facilities are suitable and adequate for our business as it is presently conducted.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol ‘‘GSVC’’. The following table sets forth, for each fiscal quarter since our initial public offering on April 28, 2011, the net asset value, or ‘‘NAV,’’ per share of our common stock, the high and low sales prices for our common stock, and such sales prices as a percentage of NAV per share. The last reported closing market price of our common stock on March 11, 2013 was $8.87. As of March 11, 2013, we had 127 shareholders of record, which include brokers and other institutions.

				High Sales	Low Sales
				Price as a	Price as a
		Price Range		Premium	Premium
				(Discount)	(Discount)
	NAV (1)	High	Low	to NAV (2)	to NAV (2)

Fiscal 2012
Fourth Quarter	$13.07	$8.99	$6.84	(31.2)%	(47.7)%
Third Quarter	13.45	10.38	8.29	(22.8)	(38.4)
Second Quarter	13.81	20.25	8.83	46.6	(36.1)
First Quarter	13.47	20.89	13.03	55.1	(3.3)
Fiscal 2011
Fourth Quarter	$12.95	$17.23	$12.10	33.1%	(6.6)%
Third Quarter	13.26	19.97	12.09	50.6	(8.8)
Second Quarter (from April 28, 2011 through June 30, 2011)	13.57	15.35	9.75	13.1	(28.2)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV per share figures shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low sales price during the quarter divided by NAV per share on the last day of the quarter.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on April 28, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of December 31, 2012, our shares of common stock traded at a discount of approximately (35.5)% to our NAV per share of $13.07.

The timing and amount of our dividends, if any, will be determined by our board of directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We intend to focus on making capital gains-based investments. As a consequence, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be much less consistent than other business development companies that primarily make debt investments. However, to the extent there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually. We have not declared any dividends during the past two years.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from April 28, 2011 (the date of our initial public offering) to December 31, 2012. The graph assumes that, on April 28, 2011, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities.

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

The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend or distribution by us. All correspondence concerning the plan should be directed to the plan administrator by mail at 59 Maiden Lane, New York, New York 10038 or by phone at (800) 937-5449.

Item 6.	Selected Financial Data

The following selected financial and other data for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

	Year Ended December 31, 2012	Year Ended December 31, 2011(1)
Income Statement Data:
Total investment income	$248,077	$162,328
Total operating expenses	8,530,958	2,196,192
Net investment loss	(8,282,881)	(2,033,864)
Net realized loss on investments	(1,380,519)	-
Net change in unrealized depreciation on investments	(10,170,850)	(1,579,800)
Net decrease in net assets resulting from operations	(19,834,250)	(3,613,664)

Balance Sheet Data:
Total assets	$253,130,728	$91,798,242
Total net assets	252,582,801	71,503,248

Per Common Share Data:
Net decrease in net assets resulting from operations per average share (2)	$(1.23)	$(1.07)
Net asset value per share	13.07	12.95

(1)	Includes the period from January 6, 2011 (date of inception) to December 31, 2011.
(2)	Weighted average common shares were 16,096,330 for the year ended December 31, 2012. Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 were calculated starting from the issuance of 100 shares as of February 28, 2011. Weighted average common shares were 3,377,429 for the period from January 6, 2011 (date of inception) to December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We acquire our investments through secondary marketplaces for private companies, negotiations with selling stockholders and direct investments with prospective portfolio companies. We may also invest on an opportunistic basis in select publicly-traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by GSV Asset Management, and GSV Capital Service Company provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, green technology and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser evaluates have financial backing from top tier venture capital funds or other financial or strategic sponsors.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. We anticipate that substantially all of the net proceeds of our most recent follow-on offering, which closed in May 2012, will be used for the above purposes within 12 months, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes. As of December 31, 2012, we have completed investments in 47 companies for aggregate consideration of approximately $236.5 million (exclusive of transaction fees and costs), or 85.1% of the net proceeds from our initial public offering and subsequent follow-on offerings. We expect that the total number of portfolio companies in which we are invested will increase as our equity capital base grows.

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

Effective May 26, 2011, we changed our name from NeXt Innovation Corp. to GSV Capital Corp.

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the year ended December 31, 2012 include:

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

We closed on an investment of $2,000,000, plus transaction costs, in CUX, Inc. (d/b/a CorpU), a corporate education company, on March 29, 2012.

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

We closed on investments of $2,369,500, $1,277,500 and $350,000, plus transaction costs, in Control4 Corporation, a smart home automation company, on April 18, 2012, April 19, 2012 and April 20, 2012, respectively.

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

We closed on an investment of $10,000,000, plus transaction costs, in 2U, Inc. (f/k/a 2tor, Inc.), an online education company, on July 16, 2012.

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

We closed on an investment of $250,000, plus transaction costs in Neuron Fuel, Inc. (d/b/a Tynker), a computer software company, on August 8, 2012.

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

We closed on an investment of $3,000,000, plus transaction costs, in Parchment, Inc., an education data company, on October 1, 2012.

We closed on an investment of $270,000, plus transaction costs, in Palantir Technologies, Inc., a cyber-security company, on October 17, 2012.

We closed on an investment of $735,000, plus transaction costs, in Control4 Corporation, a smart home automation company, on October 19, 2012.

We closed on an investment of $500,000, plus transaction costs, in Ozy Media, Inc., a social media company, on November 2, 2012.

We closed on an investment of $150,000, plus transaction costs, in Top Hat 430, Inc., an internet commerce company, on November 2, 2012.

We closed on an investment of $2,000,000, plus transaction costs, in Starfish Holdings, Inc. (d/b/a YourOffers), a marketing platform, on November 13, 2012.

We closed on an investment of $171,353, plus transaction costs, in SugarCRM Inc., a customer relationship management company, on November 15, 2012.

We closed on an investment of $500,000, plus transaction costs, in S3 Digital Corp. (d/b/a S3i), a sports analytics company, on November 21, 2012.

We closed on an investment of $1,225,000, plus transaction costs, in SugarCRM Inc., a customer relationship management company, on November 27, 2012.

We closed on an investment of $1,500,000, plus transaction costs, in Whittle Schools, LLC, an affiliate of Avenues World Holdings LLC, on December 3, 2012.

We closed on an investment of $1,499,999, plus transaction costs in Grockit Inc., an online test preparation company, on December 19, 2012.

We closed on an investment of $891,062, plus transaction costs, in SugarCRM Inc., a customer relationship management company, on December 28, 2012.

The fair value, as of December 31, 2012, of all of our portfolio investments was $225,397,085. In addition, we held $16,000,000 in two money market funds as of December 31, 2012. We also held $11,318,525 in unrestricted cash on December 31, 2012.

Results of Operations

Comparison of the year ended December 31, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011.

As January 6, 2011 was our date of inception and April 28, 2011 was the date of our initial public offering, the period from January 6, 2011 to December 31, 2011 is not a directly comparable period to the year ended December 31, 2012.

Investment Income

For the year ended December 31, 2012, we had investment income of $248,077, or $0.02 per share, which consisted of $222,047 of interest income from our portfolio investments and $26,030 of dividend income from our money market investments.

For the period from January 6, 2011 (date of inception) to December 31, 2011, we had investment income of $162,328, or $0.05 per share, which consisted of $158,389 of interest income and $3,939 of dividend income.

The increase in investment income for the year ended December 31, 2012 relative to the period from January 6, 2011 (date of inception) to December 31, 2011, was primarily due to us holding more fixed income investments during the year ended December 31, 2012.

Operating Expenses

For the year ended December 31, 2012, we had $8,530,958 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the year ended December 31, 2012, was $4,419,345, representing the base management fee as provided in our investment advisory agreement. Our base management fee was significantly higher than during the period from January 6, 2011 (date of inception) to December 31, 2011 as a result of the increase in our gross assets. Costs incurred under our administration agreement for the year ended December 31, 2012, were $2,384,764. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $959,604 for the year ended December 31, 2012.

For the period from January 6, 2011 (date of inception) to December 31, 2011, we had $2,196,192 in total operating expenses consisting primarily of legal, audit and consulting fees, in addition to organizational expenses, investment management fees and administration fees. The investment advisory fee for the period from January 6, 2011 (date of inception) to December 31, 2011, was $618,865, representing the base fee as provided for in our investment advisory agreement. Costs incurred under our administration agreement for the period from January 6, 2011 (date of inception) to December 31, 2011, were $554,232. Professional fees, consisting of legal, valuation, audit, and consulting fees, were approximately $409,983 for the period from January 6, 2011 (date of inception) to December 31, 2011.

The increase in our total operating expenses for the year ended December 31, 2012 as compared to the period from January 6, 2011 (date of inception) to December 31, 2011 is primarily a result of increased investment management fees and administration fees due to the growth of our portfolio.

Net Decrease in Net Assets

For the year ended December 31, 2012, we had a net change in unrealized depreciation of $10,170,850, or $0.63 per share. The change in unrealized depreciation is primarily a result of our investments in Top Hat 430, Inc., Silver Spring Networks, Inc., Gilt Groupe, Inc., Zynga, Inc., and Facebook, Inc. We had a net realized loss of $1,380,519, or $0.09 per share, resulting primarily from our investment in PJB Fund LLC, which resulted from fluctuating share prices of Zynga, Inc. Net investment loss was $8,282,881, or $0.51 per share, for the year ended December 31, 2012, resulting primarily from operating expenses incurred during the year. Net decrease in net assets resulting from operations was $19,834,250, or $1.23 per share, for the year ended December 31, 2012.

For the period from January 6, 2011 (date of inception) to December 31, 2011, we had a net change in unrealized depreciation of $1,579,800, or $0.47 per share. Net investment loss was $2,033,864, or $0.60 per share, for the period from January 6, 2011 (date of inception) to December 31, 2011, resulting primarily from operating expenses incurred during the period. Net decrease in net assets resulting from operations was $3,613,664, or $1.07 per share, for the period from January 6, 2011 (date of inception) to December 31, 2011.

The per share figures noted above are based on a weighted-average of 16,096,330 and 3,377,429 shares outstanding for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively.

Liquidity and Capital Resources

At December 31, 2012, we had investments in 47 portfolio companies with costs totaling $237,147,735, two money market funds totaling $16,000,000 and cash in the amount of $11,318,525.

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

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of December 31, 2012, except for amounts retained for purposes of funding our ongoing expenses. For the year ended December 31, 2012, cash used in operating activities, consisting primarily of investment activity, was approximately $190.0 million.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see ‘‘Related Party Transactions and Certain Relationships’’. We incurred approximately $4,419,345 in investment management fees and $2,384,764 in costs incurred under the administration agreement for the year ended December 31, 2012.

As of December 31, 2012, the fair value of our portfolio investments was $225.4 million. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We are currently taxable as a C corporation and subject to federal and state corporation income taxes; however, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. In addition, in order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment but designate the retained net capital gain as a “deemed distribution”. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See ‘‘Material U.S. Federal Income Tax Considerations.’’ There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Borrowings

We had no borrowings outstanding as of December 31, 2012.

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the ‘‘Advisory Agreement’’) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or ‘‘hurdle,’’ and a ‘‘catch-up’’ feature, and (ii) 20% of GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $4,419,345 and $618,865 in base fees and $0 in incentive fees for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively.

As of December 31, 2012, we were owed $5,723 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management.

In addition as of December 31, 2012, we owed GSV Asset Management $51,194 for management fees and reimbursement of other expenses.

We entered into an Administration Agreement with GSV Capital Service Company (the ‘‘Administration Agreement’’) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $2,384,764 and $554,232 in such costs incurred under the Administration Agreement for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively.

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

In February 2013, Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, joined NestGSV, Inc. as a Vice President of Business Development, Global Expansion.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (‘‘FASB’’) issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the ‘‘highest and best use’’ concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This accounting standard is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of this accounting standard did not have a significant impact on our financial statements.

Recent Developments

On January 17, 2013 and January 18, 2013, the Company sold its investment in Groupon, Inc. for $209,590 and $207,712, respectively.

On January 28, 2013, January 29, 2013, January 31, 2013, and February 1, 2013, the Company sold its investment in Zynga, Inc. for $120,654, $121,443, $121,962, and $1,003,983, respectively.

On March 8, 2013, the Board reapproved the Advisory Agreement and the Administration Agreement. These agreements will remain in effect for a period of one year from the date they were approved.

Subsequent to December 31, 2012, the Company closed on investments of $2.4 million, plus transaction costs as follows:

The Company closed on an investment of $1,499,999, plus transaction costs, in SugarCRM Inc., a customer relationship management company, on January 16, 2013.

The Company closed on an investment of $200,000, plus transaction costs, in AlwaysOn, Inc., a social media company, on February 4, 2013.

The Company closed on an investment of $517,244, plus transaction costs, in CUX, Inc. (d/b/a CorpU), a corporate education company, on February 25, 2013.

The Company closed on an investment of $200,000, plus transaction costs, in AlwaysOn, Inc., a social media company, on February 28, 2013.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to December 31, 2012, the Company has not made any such escrow deposits.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	58

Consolidated Statements of Assets and Liabilities as of December 31, 2012 and December 31, 2011	59

Consolidated Statements of Operations for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	60

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	61

Consolidated Statements of Cash Flows for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	62

Consolidated Schedule of Investments as of December 31, 2012	63

Schedule of Investments as of December 31, 2011	68

Notes to the Consolidated Financial Statements	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

GSV Capital Corp.

We have audited the accompanying consolidated statements of assets and liabilities of GSV Capital Corp. (formerly NeXt Innovation Corp.) and subsidiary (the “Company”), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the investments owned as of December 31, 2012 and 2011 by correspondence with the custodian and broker. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV Capital Corp. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Jose, California

March 13, 2013

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
ASSETS
Investments at fair value:
Investments in affiliated securities (cost of $38,210,753 and $0, respectively)	$34,648,363	$-
Investments in non-control/non-affiliated securities (cost of $198,936,982 and $65,658,866, respectively)	190,748,722	64,078,150
Investment in United States treasury bill (cost of $0 and $19,999,128, respectively)	-	20,000,044
Investments in money market funds (cost of $16,000,000 and $7,000,000, respectively)	16,000,000	7,000,000
Total Investments (cost of $253,147,735 and $92,657,994, respectively)	241,397,085	91,078,194

Cash	11,318,525	385,995
Due from:
GSV Asset Management	5,723	13,470
Portfolio companies	316,377	9,249
Accrued interest	-	158,389
Prepaid expenses	63,953	92,750
Deferred offering costs	-	56,436
Dividend receivable	1,920	1,063
Other assets	27,145	2,696
Total Assets	253,130,728	91,798,242

LIABILITIES
Due to:
GSV Asset Management	51,194	78,427
Other affiliates	-	10,782
Payable for unsettled securities transaction	-	19,999,128
Accounts payable	204,093	206,357
Accrued expenses	292,640	300
Total Liabilities	547,927	20,294,994
Commitments and contingencies (Note 6)
Net Assets	$252,582,801	$71,503,248

NET ASSETS
Common stock, par value $0.01 per share
(100,000,000 authorized; 19,320,100 and 5,520,100 issued and outstanding, respectively)	$193,201	$55,201
Paid-in capital in excess of par	275,837,514	73,027,847
Accumulated net investment loss	(10,316,745)	-
Accumulated net realized loss on investments	(1,380,519)	-
Accumulated net unrealized depreciation on investments	(11,750,650)	(1,579,800)

Net Assets	$252,582,801	$71,503,248

Net Asset Value Per Share	$13.07	$12.95

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
INVESTMENT INCOME
Interest income from affiliated securities	$21,852	$-
Interest income from non-control/non-affiliated securities	200,195	158,389
Dividend income	26,030	3,939
Total Investment Income	248,077	162,328

OPERATING EXPENSES
Investment management fees	4,419,345	618,865
Costs incurred under administration agreement	2,384,764	554,232
Directors’ fees	237,500	127,500
Professional fees	959,604	409,983
Insurance expense	214,306	142,494
Investor relations expense	182,193	89,250
Organization expenses	-	198,831
Other expenses	133,246	55,037
Total Operating Expenses	8,530,958	2,196,192

Net Investment Loss	(8,282,881)	(2,033,864)

Net Realized Loss on Investments	(1,380,519)	-

Net Change in Unrealized Depreciation on Investments	(10,170,850)	(1,579,800)

Net Decrease in Net Assets Resulting From Operations	$(19,834,250)	$(3,613,664)

Net Decrease in Net Assets Resulting From Operations Per Common Share	$(1.23)	$(1.07)

Weighted Average Common Shares Outstanding	16,096,330	3,377,429 (1)

(1) Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated from the issuance of 100 shares on February 28, 2011.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(8,282,881)	$(2,033,864)
Net Realized Loss on Investments	(1,380,519)	-
Net Change in Unrealized Depreciation on Investments	(10,170,850)	(1,579,800)
Net Decrease in Net Assets Resulting From Operations	(19,834,250)	(3,613,664)

Capital Share Transactions
Net Proceeds from Common Shares Issued	201,652,500	76,175,200
Offering Costs	(738,697)	(1,058,288)
Net Capital Share Transactions	200,913,803	75,116,912

Total Increase in Net Assets	181,079,553	71,503,248
Net Assets at Beginning of Period	71,503,248	-
Net Assets at End of Period	$252,582,801	$71,503,248

Capital Share Activity
Shares Issued	13,800,000	5,520,100
Shares Outstanding at Beginning of Period	5,520,100	-
Shares Outstanding at End of Period	19,320,100	5,520,100

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December, 2011
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(19,834,250)	$(3,613,664)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	1,380,519	-
Net change in unrealized depreciation on investments	10,170,850	1,579,800
Purchases of investments in:
Portfolio investments	(172,869,132)	(65,658,866)
United States treasury bill	(19,999,128)	-
Money market funds	(10,000,000)	(11,500,000)
Proceeds from sales or redemption of investments in:
United States treasury bill	19,998,872	-
Money market funds	1,000,000	4,500,000
Change in operating assets and liabilities:
Due from GSV Asset Management	7,747	(13,470)
Due from portfolio companies	(307,128)	(9,249)
Accrued interest	158,389	(158,389)
Prepaid expenses	28,797	(92,750)
Dividend receivable	(857)	(1,063)
Other assets	(24,449)	(2,696)
Due to GSV Asset Management	(27,233)	78,427
Due to other affiliates	(10,782)	10,782
Accounts payable	54,172	149,921
Accrued expenses	292,340	300
Net Cash Used in Operating Activities	(189,981,273)	(74,730,917)

Cash Flows from Financing Activities
Net proceeds from common shares issued	201,652,500	76,175,200
Offering costs	(738,697)	(1,058,288)
Net Cash Provided by Financing Activities	200,913,803	75,116,912

Total Increase in Cash Balance	10,932,530	385,995
Cash Balance at Beginning of Period	385,995	-
Cash Balance at End of Period	$11,318,525	$385,995

Non-Cash Operating Items
Structured note exchanged for common shares	$3,002,665	$-
Structured notes converted to preferred shares	$924,651	$-
Warrants exercised for preferred shares	$53,665	$-
Increase in accounts payable	$-	$56,436

Non-Cash Financing Items
Increase in deferred offering costs	$-	$(56,436)

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

Portfolio Investments*	Headquarters / Industry	Shares	Cost	Fair Value	% of Net Assets

Twitter, Inc.	San Francisco, CA
Common shares	Social	1,835,600	$31,755,821	$34,876,400	13.81%
Preferred shares, Series A	Communication	65,000	1,235,290	1,235,000	0.49%
Total			32,991,111	36,111,400	14.30%

Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	20,150,846	7.98%
Preferred shares, Series G		326,797	1,008,968	921,568	0.36%
Total			21,060,447	21,072,414	8.34%

Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series B	Flash	800,000	4,800,798	4,800,000	1.90%
Preferred shares, Series D	Memory	1,666,666	10,018,045	9,999,996	3.96%
Total			14,818,843	14,799,996	5.86%

Dropbox, Inc.	San Francisco, CA
Common share	Online	760,000	8,641,153	8,360,000	3.31%
Preferred shares, Series A-1	Storage	552,486	5,015,333	6,077,346	2.41%
Total			13,656,486	14,437,346	5.72%

Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,012,543	10,193,544	4.03%
Preferred shares, Series F		500,000	4,008,654	4,000,000	1.58%
Total			14,021,197	14,193,544	5.61%

Avenues World Holdings LLC (5)	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,025,123	10,000,000	3.96%

Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	4,576,659	10,016,559	10,000,000	3.96%

2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,757,599	8,730,659	3.46%
Preferred shares, Series A		167,431	1,273,125	1,269,127	0.50%
Total			10,030,724	9,999,786	3.96%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	2,249,999	0.89%
Preferred shares, Series C-1	Textbooks	1	7,510,334	7,500,000	2.97%
Common shares		50,000	214,681	178,850	0.07%
Total			9,987,021	9,928,849	3.93%

Facebook, Inc. (3) (10)	Menlo Park, CA
Common shares, Class B	Social Networking	350,000	10,472,294	9,317,000	3.69%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

Portfolio Investments*	Headquarters / Industry	Shares	Cost	Fair Value	% of Net Assets

Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	4,070,667	$7,011,025	$7,123,667	2.82%

Totus Solutions, Inc. (2)	Carrollton, TX
Common shares	LED Lighting	20,000,000	5,023,748	5,000,000	1.98%

Grockit, Inc. (2)	San Francisco, CA
Preferred shares, Series D	Online Test	2,728,252	2,005,945	2,373,579	0.94%
Preferred shares, Series E	Preparation	1,731,501	1,503,670	1,506,406	0.60%
Total			3,509,615	3,879,985	1.54%

SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,086,047	3,813,378	3,801,165	1.50%

Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,346	3,637,329	1.44%

Spotify Technology S.A. (10)	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	3,589,669	1.42%

ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,500,000	1.38%

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,225,424	1.28%

Global Education Learning (Holdings) Ltd. (2) (10)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	3,003,237	1.19%

Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	2,400,384	3,000,000	3,000,480	1.19%

Whittle Schools, LLC (2) (6)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.19%

StormWind, LLC (2) (7)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	2,545,812	1.01%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

Portfolio Investments*	Headquarters / Industry	Shares	Cost	Fair Value	% of Net Assets

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,771,653	$2,257,984	$2,249,999	0.89%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	123,349	0.05%
Total			2,281,112	2,373,348	0.94%

Maven Research, Inc. (2)	San Francisco, CA
Preferred shares, Series B	Knowledge	49,505	217,206	310,396	0.12%
Preferred shares, Series C	Networks	318,979	1,999,998	1,999,998	0.79%
Total			2,217,204	2,310,394	0.91%

Fullbridge, Inc. (2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,196,809	2,250,001	2,250,001	0.89%

Starfish Holdings, Inc. (d/b/a YourOffers) (2)	Beverly Hills, CA
Preferred shares, Series A, and common warrants, $0.00001 strike price, expire 11/13/2019	Marketing Platform	43,878,894	2,012,103	2,193,945	0.87%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	2,011,318	0.79%

Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,060,602	1,999,999	0.79%

CUX, Inc. (d/b/a CorpU) (2)	San Francisco, CA
Preferred shares, Series C	Corporate Education	246,305	2,006,077	1,999,997	0.79%

Dailybreak, Inc. (2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,545,181	2,000,000	1,993,283	0.79%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares (11)	Smart Grid	510,143	5,145,271	1,976,804	0.78%

The Echo System Corp. (1) (2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,639,568	0.65%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	68,359	0.03%
Total			1,512,392	1,707,927	0.68%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

Portfolio Investments*	Headquarters / Industry	Shares / Capital Contribution	Cost	Fair Value	% of Net Assets

AltEgo, LLC (2) (8)	Santa Monica, CA
Preferred shares, Series B-2	Social Media Customer Acquisition Platform	1,400,000	$1,420,406	$1,400,000	0.55%

Zynga, Inc. (10)	San Francisco, CA
Common shares	Social Gaming	533,333	3,003,462	1,258,666	0.50%

The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,266,940	1,250,000	0.49%

S3 Digital Corp. (d/b/a S3i) (2)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,033,452	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	31,354	0.01%
Total			1,020,412	1,064,806	0.42%

NestGSV, Inc. (2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,000,000	0.40%

DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	751,718	0.30%

SinoLending Ltd. (2) (10)	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	501,998	500,321	0.20%

Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series Seed	Social Media	500,000	500,000	500,000	0.20%

NestGSV Silicon Valley, LLC (2) (9)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	500,000	0.20%

Groupon, Inc. (4) (10)	Chicago, IL
Common shares	Online Deals	80,000	2,128,774	388,800	0.15%

AlwaysOn, Inc. (1) (2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	298,655	0.12%

NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.10%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

(formerly NeXt Innovation Corp.)

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

Portfolio Investments*	Headquarters / Industry	Shares	Cost	Fair Value	% of Net Assets

Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	$262,530	$250,000	0.10%

Serious Energy, Inc. (10)	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	-	-%

Top Hat 430, Inc. (2) (10)	Shakopee, MN
Preferred shares, Series A	Jewelry Retailing	1,844,444	4,167,943	-	-%
Preferred warrants, $2.25 strike price, expire 11/2/2017	Technology	13,333	-	-	-%
Total			4,167,943	-	-%

Total Portfolio Investments			237,147,735	225,397,085	89.23%

Money Market Funds (1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Prime Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Total Money Market Funds			16,000,000	16,000,000	6.34%

Total Investments			$253,147,735	$241,397,085	95.57%

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

(3) On May 17, 2012, Facebook, Inc. priced its initial public offering, selling 421,233,615 shares at a price of $38.00 per share. GSV Capital Corp.’s shares in Facebook, Inc. are subject to a lock-up agreement that expired on November 14, 2012. At December 31, 2012, GSV Capital Corp. valued Facebook based on its December 31, 2012 closing price.

(4) On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon, Inc. are subject to a lock-up agreement that expired on June 1, 2012. At December 31, 2012, GSV Capital Corp. valued Groupon, Inc. based on its December 31, 2012 closing price.

(5) GSV Capital Corp.’s investment in Avenues World Holdings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.

(6) GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc.

(7) GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.

(8) GSV Capital Corp.’s investment in AltEgo, LLC is held through its wholly-owned subsidiary GSVC AE Holdings, Inc.

(9) GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.

(10) Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.

(11)  On February 11, 2013, Silver Spring Networks, Inc. conducted a five-for-one reverse stock split of its common stock, which has not been reflected above.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP.

(formerly NeXt Innovation Corp.)

SCHEDULE OF INVESTMENTS

December 31, 2011

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	735,600	$12,304,345	$12,113,493	16.94%

Facebook, Inc.	Palo Alto, CA
Common shares, Class B	Social Networking	350,000	10,465,981	10,462,500	14.63%

Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	774,193	6,003,694	5,999,996	8.39%

Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	203,100	5,576,979	5,499,250	7.69%

Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A	Online Storage	552,486	5,015,333	4,999,998	6.99%

PJB Fund LLC (1) (3)	San Francisco, CA
Structured note, 10%, due 8/15/2012	Social Gaming	$4,000,000	4,029,259	4,000,000	5.59%

ZocDoc Inc.	New York, NY
Preferred shares	Online Medical Scheduling	200,000	3,563,178	3,500,000	4.89%

Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	2,250,000	3.15%
Common shares	Textbooks	50,000	214,303	205,000	0.29%
Total			2,476,309	2,455,000	3.44%

SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online	1,776,970	2,257,984	2,256,752	3.16%
Common warrants, $0.13 strike price, expire 6/15/2018	Marketplace (Finance)	770,934	23,128	17,731	0.02%
Total			2,281,112	2,274,483	3.18%

Grockit, Inc.	San Francisco, CA
Preferred shares, Series B	Online Test Preparation	2,728,252	2,005,945	2,000,000	2.80%

TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,551	1,999,997	2.80%

Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	96,389	1,815,818	1,771,335	2.48%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP.

(formerly NeXt Innovation Corp.)

SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

Portfolio Investments*	Headquarters / Industry	Shares / Par Amount	Cost	Fair Value	% of Net Assets

Groupon, Inc. (2)	Chicago, IL
Common shares	Online Deals	80,000	$2,128,585	$1,188,288	1.66%

Silver Spring Networks, Inc.	Redwood City, CA
Common shares	Smart Grid	110,143	1,153,381	1,101,430	1.54%

Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	666,667	1,034,827	1,000,000	1.40%

StormWind, LLC	Scottsdale, AZ
Preferred shares, Series B	Electronic	1,711,111	959,209	946,335	1.32%
Preferred warrants, $0.64 strike price, expire 12/1/2012	Marketing and Business Services	1,568,518	53,665	53,665	0.08%
Total			1,012,874	1,000,000	1.40%

DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	757,955	750,000	1.05%

Serious Energy, Inc.	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	712,380	1.00%

The Echo System Corp. (1)	New York, NY
Structured note, 6%, due 1/28/2013, and warrant, $0.20 strike price, expires 11/14/2016	Social Analytics	$500,000	505,823	500,000	0.70%

The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	480,769	513,311	500,000	0.70%

NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.35%

Total Portfolio Investments			$65,658,866	$64,078,150	89.62%

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

December 31, 2012

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

On November 28, 2012, the Company formed wholly-owned subsidiaries, GSVC AE Holdings, Inc. (“GAE”), GSVC AV Holdings, Inc. (“GAV”), GSVC NG Holdings, Inc. (“GNG”), GSVC SW Holdings, Inc. (“GSW”) and GSVC WS Holdings, Inc. (“GWS”) (collectively the “GSVC Holdings”), all Delaware corporations, to hold portfolio investments.

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

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the period have been included.

In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Company does not consolidate portfolio company investments. The Company has not consolidated the GSVC Holdings which hold portfolio investments.

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

In making our good faith determination of the fair value of investments, we consider valuation methodologies consistent with industry practice. Valuation methods, among other measures and as applicable, may include comparisons to prices from secondary market transactions and recent venture capital financings, analysis of financial ratios and valuation metrics of the portfolio companies that issued such private equity securities to peer companies that are public, analysis of the portfolio companies’ most recent financial statements and forecasts, and the markets in which the portfolio company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each factor to determine the fair value of each investment.

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

Valuation of Financial Instruments

The carrying amounts of our financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature.

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

Cash

The Company places its cash with U.S. Bank, N.A. and First Republic Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At December 31, 2012 and December 31, 2011, the Company had $0 in Escrow deposits.

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

U.S. Federal and State Income Taxes

During the third quarter of 2012, the Company determined that it was more likely than not that it would not meet the criteria to be treated as a regulated investment company and therefore the Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2011 taxable year and will continue to be taxed as such for its 2012 taxable year. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Certain tax attributes may be subject to limitations on timing and usage. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Organization and Offering Costs

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the period from January 6, 2011 (date of inception) to December 31, 2011, the Company has incurred and expensed organization costs of $198,831. The Company did not incur organization costs for the year ended December 31, 2012.

Offering costs include legal fees and other costs pertaining to the public offerings. As of December 31, 2012, $738,697 of offering costs were offset against capital proceeds from the secondary offerings on May 11, 2012 and February 10, 2012. As of December 31, 2011, $1,058,288 of offering costs were offset against capital proceeds from the initial public offering on April 28, 2011 and the secondary offering on September 26, 2011. As of December 31, 2011, $56,436 of offering costs were deferred which were related to our offering on February 10, 2012.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of shares outstanding for the period presented.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. GAAP requires that certain components of net assets relating to permanent differences be reclassified between financial and tax reporting. These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed. For the period from January 6, 2011 (date of inception) to December 31, 2011, the net investment loss of $2,033,864 was determined to be a permanent difference and reduced paid-in capital in excess of par in the Statement of Assets and Liabilities. During the year ended December 31, 2012, the Company determined the net investment loss from 2011 was no longer a permanent difference because the Company is currently taxable as a C corporation and adjusted paid-in capital in excess of par and accumulated net investment loss by $2,033,864, which is included on the Statement of Assets and Liabilities as of December 31, 2012.

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the period from the close of the initial public offering through and including December 31, 2011, the fee was payable monthly in arrears, and was calculated based on the initial value of the Company’s assets upon the closing of the public offering. For the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, GSV Asset Management earned $4,419,345 and $618,865, respectively, in base management fees and $0 in incentive fees, respectively.

As of December 31, 2012, the Company was due $5,723 from GSV Asset Management for reimbursement of expenses paid by the Company that were the responsibility of GSV Asset Management, and is included in the Statement of Assets and Liabilities.

As of December 31, 2012, the Company owed GSV Asset Management $51,194 for reimbursements of travel-related expenses. These are included in the Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $2,384,764 and $554,232 in such costs incurred under the Administration Agreement for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively.

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

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At December 31, 2012, the Company had 61 positions in 47 portfolio companies. The total cost and fair value of the 61 positions were $237,147,735 and $225,397,085, respectively. At December 31, 2011, the Company had 24 positions in 21 portfolio companies. The total cost and fair value of the 24 positions were $65,658,866 and $64,078,150, respectively. The composition of our investments as of December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Common Stock	$132,833,640	$123,820,141	$43,451,594	$42,053,669
Preferred Stock	103,683,625	100,853,882	17,595,397	17,453,085
Common Membership Interest	500,000	500,000	-	-
Structured Note	-	-	4,535,082	4,500,000
Warrants	130,470	223,062	76,793	71,396
Total Portfolio Investments	237,147,735	225,397,085	65,658,866	64,078,150
Non-Portfolio Investments	16,000,000	16,000,000	26,999,128	27,000,044
Total Investments	$253,147,735	$241,397,085	$92,657,994	$91,078,194

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Level 3 investments as of December 31, 2012.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$112,855,675	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	3.0x - 6.3x (4.6x)
			EBIT multiples	13.0x - 78.9x (36.2x)
			Discount rate	35% - 50% (42%)
Preferred stock in private companies	100,853,882	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	0.5x - 7.0x (3.3x)
			EBIT multiples	8.3x - 78.9x (18.4x)
			Discount rate	35% - 50% (44%)
Common membership interest	500,000	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	3.0x - 5.0x (4.0x)
			EBIT multiples	10.0x
			Discount rate	45%
Warrants	31,354	Market approach	Precedent transactions	N/A
	191,708	Option pricing model	Term to expiration*	See below
			Stock price*	See below
			Volatility*	See below

* The Echo System Corp. warrants have an estimated term of 3.9 years, a stock price of $3.20 and a volatility of 40%, and the SharesPost, Inc. warrants have an estimated term of 3.0 years, a stock price of $0.28 and a volatility of 35%.

The significant unobservable inputs used in the fair value of the warrants are the term to expiration, stock price and volatility. Volatility is based on a combination of implied and historical volatility indications. A higher stock price and a longer time to expiration result in higher values, all else equal.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2012 and December 31, 2011 are as follows:

As of December 31, 2012

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$10,964,466	$-	$112,855,675	$123,820,141
Preferred Stock	-	-	100,853,882	100,853,882
Money Market Funds	16,000,000	-	-	16,000,000
Common Membership Interest	-	-	500,000	500,000
Warrants	-	-	223,062	223,062
Total Investments	$26,964,466	$-	$214,432,619	$241,397,085

As of December 31, 2011

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$-	$1,188,288	$40,865,381	$42,053,669
U.S. Treasury Bill	20,000,044	-	-	20,000,044
Preferred Stock	-	-	17,453,085	17,453,085
Money Market Funds	7,000,000	-	-	7,000,000
Structured Note	-	-	4,500,000	4,500,000
Warrants	-	-	71,396	71,396
Total Investments	$27,000,044	$1,188,288	$62,889,862	$91,078,194

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011 as follows:

	Year ended December 31, 2012
	Common Stock	Preferred Stock	Structured Note	Common Membership Interest	Warrants	Total
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$-	$71,396	$62,889,862
Purchases of investments	86,378,395	85,104,161	854,236	500,000	31,354	172,868,146
Exercises, conversions and assignments (1)	-	984,067	(1,006,390)	-	22,323	-
Sales and settlements	-	-	(3,002,665)	-	-	(3,002,665)
Realized loss included in earnings	-	-	(1,380,263)	-	-	(1,380,263)
Change in unrealized appreciation (depreciation) included in earnings	(5,027,001)	(2,687,431)	35,082		97,989	(7,581,361)
Transfer to Level 2	(9,361,100)	-	-	-	-	(9,361,100)
Fair Value as of December 31, 2012	$112,855,675	$100,853,882	$-	$500,000	$223,062	$214,432,619

Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2012	$(3,919,288)	$(2,687,431)	$-	$-	$97,989	$(6,508,730)

(1)	During the year ended December 31, 2012, the Company converted its structured notes to preferred shares in AlwaysOn, Inc. and The Echo System Corp., and exercised its warrants for preferred shares in StormWind, LLC. A portion of The Echo System Corp. structured notes attributable to the warrants was reclassified during the same period.

	From January 6, 2011 (date of inception) to December 31, 2011
	Common Stock	Preferred Stock	Structured Note	Warrants	Total
Fair value as of January 6, 2011	$-	$-	$-	$-	$-
Purchases of investments	43,451,594	17,595,397	4,535,082	76,793	65,658,866
Change in unrealized depreciation included in earnings	(1,397,925)	(142,312)	(35,082)	(5,397)	(1,580,716)
Transfer to Level 2	(1,188,288)	-	-	-	(1,188,288)
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$71,396	$62,889,862
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2011	$(457,628)	$(142,312)	$(35,082)	$(5,397)	$(640,419)

During the year ended December 31, 2012, there were three transfers between levels. Two of these transfers occurred as of June 30, 2012. Due to the expiration of the lock-up agreement on our shares in Groupon, Inc. on June 1, 2012, the closing price on a public exchange on June 29, 2012 was used for our valuation as of June 30, 2012. This resulted in a transfer of Groupon, Inc. from Level 2 to Level 1. At December 31, 2012, Groupon, Inc. was valued using the closing price on a public exchange on December 31, 2012. Due to the initial public offering of Facebook, Inc. on May 17, 2012, observable inputs became available for our valuation as of June 30, 2012. However, our shares in Facebook, Inc. were subject to a lock-up agreement that expired on November 14, 2012. As such, the fair value for Facebook, Inc. was estimated using the closing price on a public exchange as of June 29, 2012, adjusted for a discount due to a lack of marketability of 14% that was primarily based on the market price of publicly traded put options with a similar term as our lock-up as of June 30, 2012. This resulted in a transfer of Facebook, Inc. from Level 3 to Level 2. Due to the expiration of the lock-up agreement on our shares in Facebook, Inc. on November 14, 2012, the closing price on a public exchange on December 31, 2012 was used for our valuation as of December 31, 2012. This resulted in a transfer of Facebook, Inc. from Level 2 to Level 1.

During the year ended December 31, 2012, the Company recorded a realized loss on our investment in PJB Fund LLC. The note matured and was repaid by transfer of shares of common stock of Zynga, Inc.

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 5,520,100 shares of our common stock during the period from January 6, 2011 (date of inception) to December 31, 2011. We issued 13,800,000 shares of our common stock during the year ended December 31, 2012. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

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

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011.

	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Net decrease in net assets resulting from operations	$(19,834,250)	$(3,613,664)
Weighted average common shares (1)	16,096,330	3,377,429 (1)
Basic and diluted earnings per common share	$(1.23)	$(1.07)

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of period	$12.95		$-
Issuance of common shares	1.91	(3)	14.67	(4)
Underwriters’ discount	(0.72)	(2)	(0.86)	(2)
Offering costs	(0.04)	(2)	(0.19)	(2)
Net investment loss	(0.51)	(1)	(0.37)	(2)
Realized loss	(0.09)	(1)	-
Change in unrealized depreciation	(0.43)	(5)	(0.30)	(2)
Net asset value at end of period	$13.07		$12.95

Per share market value at end of period	$8.43		$13.95
Total return based on market value	(39.57)	%(6)	(7.00)	%(7)
Total return based on net asset value	0.93	%(6)	(13.67)	%(7)
Shares outstanding at end of period	19,320,100		5,520,100

Ratio / Supplemental Data:
Net assets at end of period	$252,582,801		$71,503,248
Average net assets	$208,050,344		$44,532,523
Annualized ratio of gross operating expenses to average net assets (8)	4.10%		5.01%
Annualized ratio of net operating expenses to average net assets (8)	4.10%		5.01%
Annualized ratio of net investment income to average net assets (8)	(3.98)%		(4.64)%

(1)	Based on weighted average number of shares outstanding for the period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.

(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(8)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the year-end December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $0, and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. For the period from January 6, 2011 (date of inception) to December 31, 2011, average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAX

During the third quarter of 2012, the Company determined that it was not more likely than not that it would not meet the criteria to be treated as a regulated investment company and therefore the Company is currently taxable as a C corporation and subject to federal and state corporation income taxes. The GSVC Holdings, which are taxed as C corporations, are not consolidated into the Company for financial reporting and income tax filing purposes. These subsidiaries hold certain pass-through companies to preserve the Company’s ability to qualify the RIC income source test beginning with its 2013 taxable year. The Company recorded no current income tax expense or benefit during the year ended December 31, 2012 since it had net operating loss carry-forwards from prior years and a net operating loss for the 2012 tax year.

The Company recorded no deferred income tax expense or benefit for the year ended December 31, 2012 since it provided a full valuation allowance for deferred tax assets, which consisted primarily of net operating losses and temporary differences based on realized losses and unrealized depreciation of investments for financial statement purposes. As of December 31, 2012, the total amount of gross deferred tax assets before valuation allowance was $9.3 million. The federal and state net operating losses will expire in 2031 through 2033. The valuation allowance for these deferred tax assets as of December 31, 2012 was ($9.3) million. The Company did not have any gross deferred tax liabilities as of December 31, 2012. The components of deferred tax assets and liabilities at December 31, 2012 were as follows:

Deferred tax assets:
Depreciation on investments	$4,680,284
Net operating loss carryforwards	4,109,160
Basis differences in investments	549,861
Total gross deferred tax assets	9,339,305
Less: valuation allowance	(9,339,305)
Total net deferred tax assets	-
Deferred tax liabilities:	-
Net deferred tax assets/(liabilities)	$-

For federal and state purposes, a portion of the Company’s net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

U.S. tax at statutory rate	34.00%
State taxes, net of federal benefit	5.83
Valuation allowance	(39.83)
Effective rate	-%

The Company has provided a full valuation allowance for its deferred tax assets due to uncertainty of generating sufficient capital gains or taxable income in future periods to realize these assets. The Company will elect to be treated for federal income tax purposes as a RIC beginning next year and anticipates meeting all the requirements as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future

In addition to meeting other requirements, the Company must generally distribute at least 90% of its investment company taxable income to qualify for the special treatment accorded to a RIC and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California. For the year ended December 31, 2012, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through 2012. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

NOTE 9 — SUBSEQUENT EVENTS

On January 17, 2013 and January 18, 2013, the Company sold its investment in Groupon, Inc. for $209,590 and $207,712, respectively.

On January 28, 2013, January 29, 2013, January 31, 2013, and February 1, 2013, the Company sold its investment in Zynga, Inc. for $120,654, $121,443, $121,962, and $1,003,983, respectively.

On March 8, 2013, the Board reapproved the Advisory Agreement and the Administration Agreement. These agreements will remain in effect for a period of one year from the date they were approved.

Subsequent to December 31, 2012, the Company closed on investments of $2.4 million, plus transaction costs as follows:

The Company closed on an investment of $1,499,999, plus transaction costs, in SugarCRM Inc., a customer relationship management company, on January 16, 2013.

The Company closed on an investment of $200,000, plus transaction costs, in AlwaysOn, Inc., a social media company, on February 4, 2013.

The Company closed on an investment of $517,244, plus transaction costs, in CUX, Inc. (d/b/a CorpU), a corporate education company, on February 25, 2013.

The Company closed on an investment of $200,000, plus transaction costs, in AlwaysOn, Inc., a social media company, on February 28, 2013.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to December 31, 2012, the Company has not made any such escrow deposits.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.              Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)   Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 56 of this Form 10-K, is incorporated by reference herein.

(c)   Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 84 of this Form 10-K.

(d)   Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter and year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

GSV Capital Corp.

We have audited the internal control over financial reporting of GSV Capital Corp. (formerly NeXt Innovation Corp.) and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of GSV Capital Corp. and subsidiary, including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011. Our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

San Jose, California

March 13, 2013

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.            Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.            Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Assets and Liabilities as of December 31, 2012 and December 31, 2011	59
Consolidated Statements of Operations for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	60
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	61
Consolidated Statements of Cash Flows for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	62
Consolidated Schedule of Investments as of December 31, 2012	63
Schedule of Investments as of December 31, 2011	68
Notes to the Consolidated Financial Statements	71

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*

3.2	Articles of Amendment**

3.3	Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Form of Dividend Reinvestment Plan*

10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC

10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC

10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*

10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

GSV CAPITAL CORP.
Date: March 13, 2013
	By:	/s/ Michael T. Moe
Michael T. Moe
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 13, 2013	By:	/s/ Stephen D. Bard
Stephen D. Bard
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

