Form 10-Q
period 2013-03-31
GSV Capital Corp.
filed 2013-05-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 9, 2013 was 19,320,100.

GSV CAPITAL CORP. AND SUBSIDIARY

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments at fair value:
Investments in affiliated securities (cost of $40,175,504 and $38,210,753, respectively)	$34,353,557	$34,648,363
Investments in non-control/non-affiliated securities (cost of $195,306,389 and $198,936,982, respectively)	187,801,048	190,748,722
Investments in money market funds (cost of $16,000,000 and $16,000,000, respectively)	16,000,000	16,000,000
Total Investments (cost of $251,481,893 and $253,147,735, respectively)	238,154,605	241,397,085
Cash	6,818,379	11,318,525
Due from:
GSV Asset Management	8,505	5,723
Portfolio companies	323,041	316,377
Prepaid expenses	65,741	63,953
Dividend receivable	1,477	1,920
Other assets	48,489	27,145
Total Assets	245,420,237	253,130,728
LIABILITIES
Due to:
GSV Asset Management	39,012	51,194
Accounts payable	236,359	204,093
Accrued expenses	53,320	292,640
Total Liabilities	328,691	547,927
Commitments and contingencies (Note 6)
Net Assets	$245,091,546	$252,582,801
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 and 19,320,100 issued and outstanding, respectively)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(12,884,470)	(10,316,745)
Accumulated net realized loss on investments	(4,727,411)	(1,380,519)
Accumulated net unrealized depreciation on investments	(13,327,288)	(11,750,650)
Net Assets	$245,091,546	$252,582,801
Net Asset Value Per Share	$12.69	$13.07

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
INVESTMENT INCOME
Interest income from non-control/non-affiliated securities	$—	$112,101
Dividend income	4,535	5,704
Total Investment Income	4,535	117,805
OPERATING EXPENSES
Investment management fees	1,283,599	621,926
Costs incurred under administration agreement	887,984	345,594
Directors’ fees	65,250	42,500
Professional fees	236,886	131,845
Insurance expense	53,013	46,669
Investor relations expense	43,562	14,250
Other expenses	1,966	9,023
Total Operating Expenses	2,572,260	1,211,807
Net Investment Loss	(2,567,725)	(1,094,002)
Net Realized Loss on Investments	(3,346,892)	(256)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,576,638)	1,011,195
Net Decrease in Net Assets Resulting From Operations	$(7,491,255)	$(83,063)
Net Decrease in Net Assets Resulting From Operations Per Common Share	$(0.38)	$(0.01)
Weighted Average Common Shares Outstanding	19,320,100	9,387,133

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(2,567,725)	$(1,094,002)
Net Realized Loss on Investments	(3,346,892)	(256)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,576,638)	1,011,195
Net Decrease in Net Assets Resulting From Operations	(7,491,255)	(83,063)
Capital Share Transactions
Net Proceeds from Common Shares Issued	—	96,255,000
Offering Costs	—	(326,077)
Net Capital Share Transactions	—	95,928,923
Total Increase (Decrease) in Net Assets	(7,491,255)	95,845,860
Net Assets at Beginning of Period	252,582,801	71,503,248
Net Assets at End of Period	$245,091,546	$167,349,108
Capital Share Activity
Shares Issued	—	6,900,000
Shares Outstanding at Beginning of Period	19,320,100	5,520,100
Shares Outstanding at End of Period	19,320,100	12,420,100

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(7,491,255)	$(83,063)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	3,346,892	256
Net change in unrealized (appreciation) depreciation on investments	1,576,638	(1,011,195)
Purchases of investments in:
Portfolio investments	(3,466,394)	(10,666,649)
United States treasury bill	—	(19,999,128)
Money market funds	—	(10,000,000)
Proceeds from sales of investments in:
Portfolio investments	1,785,344	—
United States treasury bill	—	19,998,872
Money market funds	—	1,000,000
Change in operating assets and liabilities:
Due from GSV Asset Management	(2,782)	(750)
Due from portfolio companies	(6,664)	(60,896)
Accrued interest	—	(100,350)
Prepaid expenses	(1,788)	74,538
Dividend receivable	443	(1,723)
Other assets	(21,344)	(56,721)
Due to GSV Asset Management	(12,182)	(61,903)
Due to other affiliates	—	(5,113)
Accounts payable	32,266	47,987
Accrued expenses	(239,320)	2,264
Net Cash Used in Operating Activities	(4,500,146)	(20,923,574)
Cash Flows from Financing Activities
Net proceeds from common shares issued	—	96,255,000
Offering costs	—	(326,077)
Net Cash Provided by Financing Activities	—	95,928,923
Total Increase (Decrease) in Cash Balance	(4,500,146)	75,005,349
Cash Balance at Beginning of Period	11,318,525	385,995
Cash Balance at End of Period	$6,818,379	$75,391,344
Non-Cash Operating Items
Structured notes converted to preferred shares	$—	$674,651
Warrants exercised for preferred shares	$—	$53,665
Non-Cash Financing Items
Increase in deferred offering costs	$—	$(62,536)
Increase in accounts payable	$—	$62,536

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	1,835,600	$31,755,821	$34,013,669	13.88%
Preferred shares, Series A		65,000	1,235,290	1,204,450	0.49%
Total			32,991,111	35,218,119	14.37%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	19,650,648	8.02%
Preferred shares, Series G		326,797	1,008,968	973,855	0.40%
Total			21,060,447	20,624,503	8.42%
Dropbox, Inc.	San Francisco, CA
Common share	Online Storage	760,000	8,641,153	8,674,133	3.54%
Preferred shares, Series A-1		552,486	5,015,333	6,305,707	2.57%
Total			13,656,486	14,979,840	6.11%
Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,012,543	9,763,275	3.98%
Preferred shares, Series F		500,000	4,008,654	4,431,600	1.81%
Total			14,021,197	14,194,875	5.79%
Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series B	Flash Memory	800,000	4,800,798	4,189,312	1.71%
Preferred shares, Series D		1,666,666	10,018,370	9,999,996	4.08%
Total			14,819,168	14,189,308	5.79%
2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,757,599	8,963,899	3.66%
Preferred shares, Series A		167,431	1,273,125	1,303,032	0.53%
Total			10,030,724	10,266,931	4.19%
Avenues World Holdings LLC(3)	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,026,005	10,037,500	4.10%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	4,576,659	10,016,559	10,000,000	4.08%
Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital Textbooks	440,313	2,262,006	2,249,999	0.92%
Preferred shares, Series C-1		1	7,510,334	7,500,000	3.06%
Common shares		50,000	214,681	162,025	0.07%
Total			9,987,021	9,912,024	4.05%
Facebook, Inc.(8)	Menlo Park, CA
Common shares, Class B	Social Networking	350,000	10,472,294	8,953,000	3.65%
Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	4,070,667	7,011,025	7,261,052	2.96%
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,086,047	3,813,378	3,801,165	1.55%
Preferred shares, Series E		373,134	1,500,247	1,499,999	0.61%
Total			5,313,625	5,301,164	2.16%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Totus Solutions, Inc.(2)	Carrollton, TX
Common shares	LED Lighting	20,000,000	$5,023,748	$3,960,000	1.62%
Grockit, Inc.(2)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,247,398	0.92%
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.61%
Total			3,509,615	3,747,397	1.53%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	3,552,931	1.45%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,408,870	1.39%
Fullbridge, Inc.(2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,728,724	3,260,465	3,250,001	1.33%
Spotify Technology S.A.(8)	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	3,164,575	1.29%
Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,346	3,115,269	1.27%
ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,100,000	1.26%
Global Education Learning (Holdings) Ltd.(2)(8)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	3,076,110	1.26%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	2,400,384	3,000,000	3,036,486	1.24%
Whittle Schools, LLC(2)(4)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.22%
CUX, Inc. (d/b/a CorpU)(2)	San Francisco, CA
Preferred shares, Series C	Corporate Education	246,305	2,006,077	1,999,997	0.82%
Preferred shares, Series C-1		50,960	519,989	517,244	0.21%
Total			2,526,066	2,517,241	1.03%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace (Finance)	1,771,653	2,257,984	2,232,283	0.91%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	146,477	0.06%
Total			2,281,112	2,378,760	0.97%
TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	2,307,922	0.94%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(Unaudited)

Portfolio Investments*	Headquarters/ Industry	Shares	Cost	Fair Value	% of Net Assets
Maven Research, Inc.(2)	San Francisco, CA
Preferred shares, Series B	Knowledge Networks	49,505	$217,206	$293,713	0.12%
Preferred shares, Series C		318,979	1,999,998	1,892,501	0.77%
Total			2,217,204	2,186,214	0.89%
Dailybreak, Inc.(2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,545,181	2,000,000	2,097,583	0.86%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,060,791	2,036,198	0.83%
The Echo System Corp.(1)(2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,607,545	0.66%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	60,156	0.02%
Total			1,512,392	1,667,701	0.68%
Silver Spring Networks, Inc.(9)	Redwood City, CA
Common shares	Smart Grid	102,028	5,145,271	1,591,331	0.65%
AltEgo, LLC(2)(6)	Santa Monica, CA
Preferred shares, Series B-2	Social Media Customer Acquisition Platform	1,400,000	1,420,406	1,194,200	0.49%
S3 Digital Corp. (d/b/a S3i)(2)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,050,504	0.43%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	—	—%
Total			1,020,412	1,050,504	0.43%
NestGSV, Inc.(2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	976,000	0.40%
The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,266,940	911,058	0.37%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	787,514	0.32%
AlwaysOn, Inc.(1)(2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	203,011	0.08%
Preferred shares, Series A-1		2,101,612	416,706	400,000	0.16%
Total			1,444,097	603,011	0.24%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series Seed	Social Media	500,000	500,000	512,250	0.21%
Starfish Holdings, Inc. (d/b/a YourOffers)(2)	Beverly Hills, CA
Preferred shares, Series A, and common warrants, $0.00001 strike price, expire 11/13/2019	Marketing Platform	43,878,894	2,029,695	500,000	0.20%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(Unaudited)

Portfolio Investments*	Headquarters/ Industry	Shares/Capital Contribution	Cost	Fair Value	% of Net Assets
NestGSV Silicon Valley, LLC(2)(7)	Redwood City, CA
Common membership interest	Incubator	$500,000	$500,000	$500,000	0.20%
SinoLending Ltd.(2)(8)	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	501,998	474,663	0.19%
NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	262,500	0.12%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	250,000	0.10%
Serious Energy, Inc.(8)	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	—	—%
Top Hat 430, Inc.(2)(8)(10)	Shakopee, MN
Preferred shares, Series A	Jewelry Retailing Technology	1,844,444	4,167,943	—	—%
Preferred warrants, $2.25 strike price, expire 11/2/2017		13,333	—	—	—%
Total			4,167,943	—	—%
Total Portfolio Investments			235,481,893	222,154,605	90.65%
Money Market Funds(1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.26%
Prime Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.26%
Total Money Market Funds			16,000,000	16,000,000	6.52%
Total Investments			$251,481,893	$238,154,605	97.17%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
(1)	Investment is income producing.
(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues World Holdings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in AltEgo, LLC is held through its wholly-owned subsidiary GSVC AE Holdings, Inc.
(7)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(8)	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a)

See Notes to the Consolidated Financial Statements.

of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.
(9)	On March 12, 2013, Silver Spring Networks, Inc. priced its initial public offering, selling 4,750,000 shares at a price of $17 per share. GSV Capital Corp.’s shares in Silver Spring Networks, Inc. are subject to a lock-up agreement that expires on September 8, 2013. At March 31, 2013, GSV Capital Corp. valued Silver Spring Networks, Inc. based on its March 31, 2013 closing price.
(10)	On March 25, 2013, Top Hat 430, Inc. filed for Chapter 7 bankruptcy after filing for Chapter 11 bankruptcy in February 2013 and failing to reach a reorganization agreement.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	1,835,600	$31,755,821	$34,876,400	13.81%
Preferred shares, Series A		65,000	1,235,290	1,235,000	0.49%
Total			32,991,111	36,111,400	14.30%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	20,150,846	7.98%
Preferred shares, Series G		326,797	1,008,968	921,568	0.36%
Total			21,060,447	21,072,414	8.34%
Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series B	Flash Memory	800,000	4,800,798	4,800,000	1.90%
Preferred shares, Series D		1,666,666	10,018,045	9,999,996	3.96%
Total			14,818,843	14,799,996	5.86%
Dropbox, Inc.	San Francisco, CA
Common share	Online Storage	760,000	8,641,153	8,360,000	3.31%
Preferred shares, Series A-1		552,486	5,015,333	6,077,346	2.41%
Total			13,656,486	14,437,346	5.72%
Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,012,543	10,193,544	4.03%
Preferred shares, Series F		500,000	4,008,654	4,000,000	1.58%
Total			14,021,197	14,193,544	5.61%
Avenues World Holdings LLC(5)	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,025,123	10,000,000	3.96%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	4,576,659	10,016,559	10,000,000	3.96%
2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,757,599	8,730,659	3.46%
Preferred shares, Series A		167,431	1,273,125	1,269,127	0.50%
Total			10,030,724	9,999,786	3.96%
Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital Textbooks	440,313	2,262,006	2,249,999	0.89%
Preferred shares, Series C-1		1	7,510,334	7,500,000	2.97%
Common shares		50,000	214,681	178,850	0.07%
Total			9,987,021	9,928,849	3.93%
Facebook, Inc.(3)(10)	Menlo Park, CA
Common shares, Class B	Social Networking	350,000	10,472,294	9,317,000	3.69%
Control4 Corporation	Salt Lake City, UT
Common shares	Home Automation	4,070,667	7,011,025	7,123,667	2.82%
Totus Solutions, Inc.(2)	Carrollton, TX
Common shares	LED Lighting	20,000,000	5,023,748	5,000,000	1.98%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Grockit, Inc.(2)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	$2,005,945	$2,373,579	0.94%
Preferred shares, Series E		1,731,501	1,503,670	1,506,406	0.60%
Total			3,509,615	3,879,985	1.54%
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,086,047	3,813,378	3,801,165	1.50%
Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,346	3,637,329	1.44%
Spotify Technology S.A.(10)	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	3,589,669	1.42%
ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,500,000	1.38%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,225,424	1.28%
Global Education Learning (Holdings) Ltd.(2)(10)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	3,003,237	1.19%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	2,400,384	3,000,000	3,000,480	1.19%
Whittle Schools, LLC(2)(6)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.19%
StormWind, LLC(2)(7)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	2,545,812	1.01%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace (Finance)	1,771,653	2,257,984	2,249,999	0.89%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	123,349	0.05%
Total			2,281,112	2,373,348	0.94%
Maven Research, Inc.(2)	San Francisco, CA
Preferred shares, Series B	Knowledge Networks	49,505	217,206	310,396	0.12%
Preferred shares, Series C		318,979	1,999,998	1,999,998	0.79%
Total			2,217,204	2,310,394	0.91%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.(2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,196,809	$2,250,001	$2,250,001	0.89%
Starfish Holdings, Inc. (d/b/a YourOffers)(2)	Beverly Hills, CA
Preferred shares, Series A, and common warrants, $0.00001 strike price, expire 11/13/2019	Marketing Platform	43,878,894	2,012,103	2,193,945	0.87%
TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	2,011,318	0.79%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,060,602	1,999,999	0.79%
CUX, Inc. (d/b/a CorpU)(2)	San Francisco, CA
Preferred shares, Series C	Corporate Education	246,305	2,006,077	1,999,997	0.79%
Dailybreak, Inc.(2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,545,181	2,000,000	1,993,283	0.79%
Silver Spring Networks, Inc.	Redwood City, CA
Common shares(11)	Smart Grid	510,143	5,145,271	1,976,804	0.78%
The Echo System Corp.(1)(2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,639,568	0.65%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	68,359	0.03%
Total			1,512,392	1,707,927	0.68%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares/Capital Contribution	Cost	Fair Value	% of Net Assets
AltEgo, LLC(2)(8)	Santa Monica, CA
Preferred shares, Series B-2	Social Media Customer Acquisition Platform	1,400,000	$1,420,406	$1,400,000	0.55%
Zynga, Inc.(10)	San Francisco, CA
Common shares	Social Gaming	533,333	3,003,462	1,258,666	0.50%
The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,266,940	1,250,000	0.49%
S3 Digital Corp. (d/b/a S3i)(2)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,033,452	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	31,354	0.01%
Total			1,020,412	1,064,806	0.42%
NestGSV, Inc.(2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,000,000	0.40%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	751,718	0.30%
SinoLending Ltd.(2)(10)	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	501,998	500,321	0.20%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series Seed	Social Media	500,000	500,000	500,000	0.20%
NestGSV Silicon Valley, LLC(2)(9)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	500,000	0.20%
Groupon, Inc.(4)(10)	Chicago, IL
Common shares	Online Deals	80,000	2,128,774	388,800	0.15%
AlwaysOn, Inc.(1)(2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	298,655	0.12%
NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.10%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	$262,530	$250,000	0.10%
Serious Energy, Inc.(10)	Sunnyvale, CA
Common shares	Green Materials	178,095	739,130	—	—%
Top Hat 430, Inc.(2)(10)	Shakopee, MN
Preferred shares, Series A	Jewelry Retailing Technology	1,844,444	4,167,943	—	—%
Preferred warrants, $2.25 strike price, expire 11/2/2017		13,333	—	—	—%
Total			4,167,943	—	—%
Total Portfolio Investments			237,147,735	225,397,085	89.23%
Money Market Funds(1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Prime Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Total Money Market Funds			16,000,000	16,000,000	6.34%
Total Investments			$253,147,735	$241,397,085	95.57%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
(1)	Investment is income producing.
(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(3)	On May 17, 2012, Facebook, Inc. priced its initial public offering, selling 421,233,615 shares at a price of $38.00 per share. GSV Capital Corp.’s shares in Facebook, Inc. are subject to a lock-up agreement that expired on November 14, 2012. At December 31, 2012, GSV Capital Corp. valued Facebook based on its December 31, 2012 closing price.
(4)	On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon, Inc. are subject to a lock-up agreement that expired on June 1, 2012. At December 31, 2012, GSV Capital Corp. valued Groupon, Inc. based on its December 31, 2012 closing price.
(5)	GSV Capital Corp.’s investment in Avenues World Holdings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(6)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc.
(7)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(8)	GSV Capital Corp.’s investment in AltEgo, LLC is held through its wholly-owned subsidiary GSVC AE Holdings, Inc.
(9)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(10)	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	On February 11, 2013, Silver Spring Networks, Inc. conducted a five-for-one reverse stock split of its common stock, which has not been reflected above.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (the “Company”, “we”, “our” or “GSV Capital”) was formed in September 2010 as a Maryland corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is managed by GSV Asset Management, LLC (“GSV Asset Management”).

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2013. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Consolidated Statement of Assets and Liabilities as Escrow deposits. At March 31, 2013 and December 31, 2012, the Company had $0 in Escrow deposits.

Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2012 taxable year. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Certain tax attributes may be subject to limitations on timing and usage. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if management determines that it is in the best interests of the Company to do so and the Company is able to satisfy the requirements under subchapter M of the Code. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Although it is currently its intention to do so, at the present time, the Company cannot assure you whether it will elect to be treated as a RIC for its 2013 taxable year. If it opts not to do so, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year.

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

Offering Costs

Offering costs include legal fees and other costs pertaining to the public offerings. As of March 31, 2013 there were no deferred offering costs. As of December 31, 2012, $738,697 of offering costs were offset against capital proceeds from the secondary offerings on May 11, 2012 and February 10, 2012.

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the three months ended March 31, 2013 and March 31, 2012, GSV Asset Management earned $1,283,599 and $621,926, respectively, in base management fees and $0 and $0 in incentive fees, respectively.

As of March 31, 2013, the Company was due $8,505 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management, and is included in the Consolidated Statement of Assets and Liabilities.

As of March 31, 2013, the Company owed GSV Asset Management $39,012 for reimbursements of travel-related and other expenses, and is included in the Consolidated Statement of Assets and Liabilities.

As of December 31, 2012, the Company was due $5,723 from GSV Asset Management for reimbursement of expenses paid by the Company that were the responsibility of GSV Asset Management, and is included in the Consolidated Statement of Assets and Liabilities.

As of December 31, 2012, the Company owed GSV Asset Management $51,194 for reimbursements of travel-related expenses. These are included in the Consolidated Statement of Assets and Liabilities.

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $887,984 and $345,594 in such costs incurred under the Administration Agreement for the three months ended March 31, 2013 and March 31, 2012, respectively.

License Agreement

The Company entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name “GSV.” Under this agreement, the Company has the right to use the GSV name for so long as the Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, the Company has no legal right to the “GSV” name.

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At March 31, 2013, the Company had 63 positions in 45 portfolio companies. The total cost and fair value of the 63 positions were $235,481,893 and $222,154,605, respectively. At December 31, 2012, the Company had 61 positions in 47 portfolio companies. The total cost and fair value of the 61 positions were $237,147,735 and $225,397,085, respectively. The composition of our investments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013 (Unaudited)		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Common Stock	$127,701,404	$118,790,833	$132,833,640	$123,820,141
Preferred Stock	107,150,019	102,657,139	103,683,625	100,853,882
Common Membership Interest	500,000	500,000	500,000	500,000
Warrants	130,470	206,633	130,470	223,062
Total Portfolio Investments	235,481,893	222,154,605	237,147,735	225,397,085
Non-Portfolio Investments	16,000,000	16,000,000	16,000,000	16,000,000
Total Investments	$251,481,893	$238,154,605	$253,147,735	$241,397,085

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Level 3 investments as of March 31, 2013.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$108,246,502	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.3x – 9.4x (3.4x)
			Revenue growth rate (5 year)	20% – 50% (38%)
			EBIT multiples	9.3x – 40.7x (23.8x)
			EBIT margin (5 year)	15% – 30% (24%)
			Discount rate	35% – 50% (38%)
		Scenario analysis	IPO/M&A probability	50/50% – 80/20%
Preferred stock in private companies	102,657,139	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	0.8x – 9.4x (2.8x)
			Revenue growth rate (5 year)	15% – 50% (44%)
			EBIT multiples	6.9x – 40.7x (16.8x)
			EBIT margin (5 year)	5% – 50% (23%)
			Discount rate	35% – 50% (43%)
		Scenario analysis	IPO/M&A probability	75/25% – 25/75%
			Liquidity preference	N/A
Common membership interest	500,000	Market approach	Precedent transactions	N/A
Warrants	206,633	Option pricing model	Term to expiration*	See below
			Stock price*	See below
			Volatility*	See below

*	The Echo System Corp. warrants have an estimated term of 3.63 years, a stock price of $3.20 and a volatility of 36%, and the SharesPost, Inc. warrants have an estimated term of 2.75 years, a stock price of $0.31 and a volatility of 47%.

The significant unobservable inputs used in determining the fair value of the warrants are the term to expiration, stock price and volatility. Volatility is based on a combination of implied and historical volatility indications. A higher stock price and a longer time to expiration result in higher values, all else equal.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2013 and December 31, 2012 are as follows:

	As of March 31, 2013 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$8,953,000	$1,591,331	$108,246,502	$118,790,833
Preferred Stock	—	—	102,657,139	102,657,139
Money Market Funds	16,000,000	—	—	16,000,000
Common Membership Interest	—	—	500,000	500,000
Warrants	—	—	206,633	206,633
Total Investments	$24,953,000	$1,591,331	$211,610,274	$238,154,605

	As of December 31, 2012
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$10,964,466	$—	$112,855,675	$123,820,141
Preferred Stock	—	—	100,853,882	100,853,882
Money Market Funds	16,000,000	—	—	16,000,000
Common Membership Interest	—	—	500,000	500,000
Warrants	—	—	223,062	223,062
Total Investments	$26,964,466	$—	$214,432,619	$241,397,085

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2013 and the year ended December 31, 2012 as follows:

	Three months ended March 31, 2013 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Warrants	Total
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$223,062	$214,432,619
Purchases of investments	—	3,466,394	—	—	3,466,394
Change in unrealized depreciation included in earnings	(3,017,842)	(1,663,137)	—	(16,429)	(4,697,408)
Transfer to Level 2	(1,591,331)	—	—	—	(1,591,331)
Fair Value as of March 31, 2013	$108,246,502	$102,657,139	$500,000	$206,633	$211,610,274
Change in unrealized depreciation on Level 3 investments still held as of March 31, 2013	$(2,632,369)	$(1,663,137)	$—	$(16,429)	$(4,311,935)

	Year ended December 31, 2012
	Common Stock	Preferred Stock	Structured Note	Common Membership Interest	Warrants	Total
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$—	$71,396	$62,889,862
Purchases of investments	86,378,395	85,104,161	854,236	500,000	31,354	172,868,146
Exercises, conversions and assignments(1)	—	984,067	(1,006,390)	—	22,323	—
Sales and settlements	—	—	(3,002,665)	—	—	(3,002,665)
Realized loss included in earnings	—	—	(1,380,263)	—	—	(1,380,263)
Change in unrealized appreciation (depreciation) included in earnings	(5,027,001)	(2,687,431)	35,082		97,989	(7,581,361)
Transfer to Level 2	(9,361,100)	—	—	—	—	(9,361,100)
Fair Value as of December 31, 2012	$112,855,675	$100,853,882	$—	$500,000	$223,062	$214,432,619
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2012	$(3,919,288)	$(2,687,431)	$—	$—	$97,989	$(6,508,730)

(1)	During the year ended December 31, 2012, the Company converted its structured notes to preferred shares in AlwaysOn, Inc. and The Echo System Corp., and exercised its warrants for preferred shares in StormWind, LLC. A portion of The Echo System Corp. structured notes attributable to the warrants was reclassified during the same period.

During the three months ended March 31, 2013, there was one transfer between levels related to our investment in Silver Spring Networks, Inc. Due to a public offering on March 12, 2013; observable inputs became available for our valuation at March 31, 2013. Our shares in Silver Spring Networks, Inc. are presently subject to a lock-up agreement that expires on September 8, 2013. The fair value for Silver Spring was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 10% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of March 31, 2013.

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 13,800,000 shares of our common stock during the year ended December 31, 2012. No new shares of our common stock were issued during the three months ended March 31, 2013. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares	Gross Proceeds Raised	Underwriting Fees	Offering Expenses		Offering Price
February 28, 2011	100	$1,500	$—	$—		$15.00
April 28, 2011	3,335,000	50,025,000	3,501,750	527,166	(1)	15.00
September 27, 2011	2,185,000	30,917,750	1,267,300	531,122	(2)	14.15
February 10, 2012	6,900,000	103,500,000	7,245,000	326,077		15.00
May 11, 2012	6,900,000	112,125,000	6,727,500	412,620	(3)	16.25

(1)	Includes $3,585 of offering expenses that were accrued as of September 30, 2011.
(2)	Amount was reduced by $18,878 after actual expenses for the offering were determined as of December 31, 2011.
(3)	Includes $960 of offering expenses that were accrued as of September 30, 2012.

NOTE 5 — NET DECREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net decrease in net assets resulting from operations per common share for the three months ended March 31, 2013, and March 31, 2012, respectively.

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net decrease in net assets resulting from operations	$(7,491,255)	$(83,063)
Weighted average common shares	19,320,100	9,387,133
Basic and diluted earnings per common share	$(0.38)	$(0.01)

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended March 31, 2013		Three months ended March 31, 2012
Per Share Data:
Net asset value at beginning of period	$13.07		$12.95
Issuance of common shares	—		1.14	(3)
Underwriters’ discount	—		(0.58	)(2)
Offering costs	—		(0.03	)(2)
Net investment loss	(0.13	)(1)	(0.12	)(2)
Realized loss	(0.17	)(1)	—
Change in unrealized appreciation (depreciation)	(0.08	)(1)	0.11	(2)
Net asset value at end of period	$12.69		$13.47
Per share market value at end of period	$8.26		$18.70
Total return based on market value	(2.02	)%(7)	34.05	%(7)
Total return based on net asset value	(2.91	)%(7)	4.02	%(7)
Shares outstanding at end of period	19,320,100		12,420,100
Ratio/Supplemental Data:
Net assets at end of period	$245,091,546		$167,349,108
Average net assets	$252,834,028		$104,913,980
Annualized ratio of gross operating expenses to average net assets(8)	1.02%		4.63%
Annualized ratio of net operating expenses to average net assets(8)	1.02%		4.63%
Annualized ratio of net investment income to average net assets(8)	(1.02)%		(4.18)%

	Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of period	$12.95		$—
Issuance of common shares	1.91	(4)	14.67	(5)
Underwriters’ discount	(0.72	)(2)	(0.86	)(2)
Offering costs	(0.04	)(2)	(0.19	)(2)
Net investment loss	(0.51	)(1)	(0.37	)(2)
Realized loss	(0.09	)(1)	—
Change in unrealized depreciation	(0.43	)(6)	(0.30	)(2)
Net asset value at end of period	$13.07		$12.95

Per share market value at end of period	$8.43		$13.95
Total return based on market value	(39.57	)%(7)	(7.00	)%(7)
Total return based on net asset value	0.93	%(7)	(13.67	)%(7)
Shares outstanding at end of period	19,320,100		5,520,100

	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Ratio/Supplemental Data:
Net assets at end of period	$252,582,801	$71,503,248
Average net assets	$208,050,344	$44,532,523
Annualized ratio of gross operating expenses to average net assets(8)	4.10%	5.01%
Annualized ratio of net operating expenses to average net assets(8)	4.10%	5.01%
Annualized ratio of net investment income to average net assets(8)	(3.98)%	(4.64)%

(1)	Based on weighted average number of shares outstanding for the period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the three months ended March 31, 2012 is based on the change in net asset value from the secondary offering on February 10, 2012.
(4)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(5)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(6)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(7)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(8)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(9)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the year-end December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $0, and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. For the period from January 6, 2011 (date of inception) to December 31, 2011, average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAX

The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2012 taxable year. The GSVC Holdings, which are taxed as C corporations, are not consolidated into the Company for financial reporting and income tax filing purposes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC beginning with its 2013 taxable year. The Company recorded no current income tax expense or benefit during the year ended December 31, 2012 since it had net operating loss carry-forwards from prior years and a net operating loss for the 2012 tax year.

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

The Company has provided a full valuation allowance for its deferred tax assets due to uncertainty of generating sufficient capital gains or taxable income in future periods to realize these assets. Beginning with its 2013 taxable year, the Company may elect to be treated as a RIC if it is in the best interests of the Company. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. Accordingly, the Company would no longer provide deferred taxes nor associated valuation allowance. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company not elect to be taxed as a RIC for 2013 or subsequently fails to qualify as a RIC and become a C corporation in the future.

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

The Company did not have any material changes in unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company closed on investments of $3.1 million, plus transaction costs as follows:

The Company closed on an investment of $1,379,294, plus transaction costs, in SugarCRM, Inc., a customer relationship management company, on April 1, 2013.

The Company closed on an investment of $1,733,923, plus transaction costs, in ZocDoc Inc., an online medical scheduling company, on April 4, 2013.

The Company closed on an investment of $24,999, plus transaction costs, in AlwaysOn, Inc., a social media company, on April 26, 2013.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to March 31, 2013, the Company has not made any such escrow deposits.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in the annual report on Form 10-K for the year ended December 31, 2012 and this quarterly report on Form 10-Q.

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

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing, and big data, internet commerce, green technology and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser evaluates have financial backing from top tier venture capital funds or other financial or strategic sponsors.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. We used substantially all of the net proceeds of our initial public offering and follow-on offerings for the above purposes.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes. As of March 31, 2013, we have invested aggregate consideration of approximately $239.9 million (exclusive of transaction fees and costs), since inception, or 86.9% of the net proceeds from our initial public offering and subsequent follow-on offerings.

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

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the three months ended March 31, 2013 include:

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

The Company closed on an investment of $1,000,000, plus transaction costs, in Fullbridge, Inc., a business education company, on March 22, 2013.

The fair value, as of March 31, 2013, of all of our portfolio investments was $222,154,605. In addition, we held $16,000,000 in two money market funds as of March 31, 2013. We also held $6,818,379 in unrestricted cash on March 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Investment Income

For the three months ended March 31, 2013, we had investment income of $4,535, or $0.00 per share, which consisted of $0 of interest income from our portfolio investments and $4,535 of dividend income from our money market investments.

For the three months ended March 31, 2012, we had investment income of $117,805, or $0.01 per share, which consisted of $112,101 of interest income from our portfolio investments and $5,704 of dividend income from our money market investments.

The decrease in investment income for the three months ended March 31, 2013 relative to the three months ended March 31, 2012 was primarily due to us no longer carrying fixed income investments during the three months ended March 31, 2013.

Operating Expenses

For the three months ended March 31, 2013, we had $2,572,260 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended March 31, 2013, was $1,283,599, representing the base management fee as provided in our investment advisory agreement. Our base management fee was significantly higher than during the same period in 2012 as a result of the increase in our gross assets. Costs incurred under our administration agreement for the three months ended March 31, 2013, were $887,984. Professional fees, consisting of legal, valuation, audit and consulting fees, were $236,886 for the three months ended March 31, 2013.

For the three months ended March 31, 2012, we had $1,211,807 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended March 31, 2012, was $621,926, representing the base fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended March 31, 2012, were $345,594. Professional fees, consisting of legal, valuation, audit and consulting fees, were $131,845 for the three months ended March 31, 2012.

The increase in total operating expenses for the three months ended March 31, 2013 relative to the three months ended March 31, 2012 was mostly due to an increase in management fees as well as administration fees incurred. These fees increased due to an increase in our gross and net asset values during the same periods, which impact the fees incurred. Refer to note 2 for further details regarding the calculations of these fees.

Net Decrease in Net Assets

For the three months ended March 31, 2013, we had a net change in unrealized depreciation of $1,576,638, or $0.08 per share. The change in unrealized depreciation is primarily a result of our investments in Starfish Holdings, Inc. and Totus Solutions, Inc. Net realized loss was $3,346,892, or $0.17 per share, and is the result of sales of investments in Zynga, Inc. and Groupon Inc. Net investment loss was $2,567,725, or $0.13 per share, for the three months ended March 31, 2013, resulting primarily from operating expenses incurred during the quarter. Net decrease in net assets resulting from operations was $7,491,255, or $0.38 per share, for the three months ended March 31, 2013.

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

The per share figures noted above are based on a weighted-average of 19,320,100 and 9,387,133 shares outstanding for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

At March 31, 2013, we had investments in 45 portfolio companies with costs totaling $235,481,893, two money market funds totaling $16,000,000 and cash in the amount of $6,818,379.

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

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of March 31, 2013, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees, incentive fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions and Certain Relationships”. We incurred approximately $1,283,599 and $621,926 in investment management fees and $887,984 and $345,594 in costs incurred under the administration agreement for the three months ended March 31, 2013, and March 31, 2012 respectively.

As of March 31, 2013, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs and any fair value adjustments. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the taxable year ended December 31, 2012, we were taxed as a C Corporation subject to federal and state corporate income taxes, however we may elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year if management determines that it is in the best interests of the Company and the Company is able to satisfy the requirements to be treated as a RIC. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. In addition, in order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment but designate the retained net capital gain as a “deemed distribution”. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Material U.S. Federal Income Tax Considerations.” There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. In addition, although it is currently its intention to do so, at the present time, the Company cannot assure you whether it will elect to be treated as a RIC for its 2013 taxable year. If it opts not to do so, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year.

Our current intention is to make any distributions out of assets legally available therefrom in additional shares of our common stock under our dividend reinvestment plan, unless you elect to receive your dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See “Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder, although no cash distribution has been made. As a result, if you do not elect to opt out of the dividend reinvestment plan, you will be required to pay applicable federal, state and local taxes on any reinvested dividends even though you will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to our investment adviser. If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash.

Borrowings

We had no borrowings outstanding as of March 31, 2013.

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset

Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,283,599 and $621,926 in base management fees and $0 and $0 in incentive fees for the three months ended March 31, 2013, and March 31, 2012 respectively.

As of March 31, 2013, we were owed $8,505 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management.

In addition as of March 31, 2012, we owed GSV Asset Management $39,012 for reimbursement of expenses.

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $887,984 and $345,594 in such costs incurred under the Administration Agreement for the three months ended March 31, 2013, and March 31, 2012 respectively.

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

In April 2012, in connection with our investment in Top Hat, Inc., Cherry Tree & Associates, LLC, an investment banking firm, received a fee of approximately $259,000 for its representation of Top Hat, Inc. Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, served as a Managing Director of Cherry Tree & Associates, LLC, and may therefore be deemed to have had an indirect material interest in such transaction. In February 2013, Mark Moe joined NestGSV, Inc., one of our portfolio companies, as a Vice President of Business Development, Global Expansion.

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

U.S. Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2012 taxable year. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Certain tax attributes may be subject to limitations on timing and usage.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if management determines that it is in the best interests of the Company to do so and the Company is able to satisfy the requirements under subchapter M of the Code. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and to meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Although it is currently its intention to do so, at the present time, the Company cannot assure you whether it will elect to be treated as a RIC for its 2013 taxable year. If it opts not to do so, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year.

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

Recent Developments

Subsequent to March 31, 2013, the Company closed on investments of $3.1 million, plus transaction costs as follows:

The Company closed on an investment of $1,379,294, plus transaction costs, in SugarCRM, Inc., a customer relationship management company, on April 1, 2013.

The Company closed on an investment of $1,733,923, plus transaction costs, in ZocDoc Inc., an online medical scheduling company, on April 4, 2013.

The Company closed on an investment of $24,999, plus transaction costs, in AlwaysOn, Inc., a social media company, on April 26, 2013.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to March 31, 2013, the Company has not made any such escrow deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact our return on our portfolio investments, and therefore do not consider a Change in interest rates to be a significant although any significant change in market interest rates could potentially have an indirect effect on the business, financial condition and results of operations of the portfolio companies in which we invest.

Item 4.	Controls and Procedures

As of March 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. With the exception of the risk factors set forth below, there have been no material changes during the three months ended March 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Commissions and discounts payable to any underwriters, together with our organizational expense and other expenses of any future offering, may reduce the net proceeds of any such offering available for us to invest. As of March 31, 2013 our net asset value was $245,091,546, or $12.69 per share. Depending upon the public offering price, and after deducting the underwriting discounts and commissions and the related offering expenses payable by us, in connection with any future offering, investors in any such offering may be subject to an immediate and substantial dilution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*
3.2	Articles of Amendment**
3.3	Bylaws*
4.1	Form of Common Stock Certificate*
10.1	Form of Dividend Reinvestment Plan*
10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC***
10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC***
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*
10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011.
**	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011.
***	Previously filed in connection with Annual Report for the fiscal year ended December 31, 2012 on Form 10-K (File No. 814-00852), filed on March 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: May 9, 2013	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: May 9, 2013	By: /s/ Stephen D. Bard Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)