Form 10-Q
period 2013-06-30
GSV Capital Corp.
filed 2013-08-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00852

GSV Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)

2925 Woodside Road Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

(650) 235-4769

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 9, 2013 was 19,320,100.

GSV CAPITAL CORP. AND SUBSIDIARY

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments at fair value:
Investments in affiliated securities (cost of $35,632,566 and $38,210,753, respectively)	$31,939,574	$34,648,363
Investments in non-control/non-affiliated securities (cost of $209,662,962 and $198,936,982, respectively)	212,258,912	190,748,722
Investments in money market funds (cost of $0 and $16,000,000, respectively)	—	16,000,000
Total Investments (cost of $245,295,528 and $253,147,735, respectively)	244,198,486	241,397,085
Cash	4,634,110	11,318,525
Due from:
GSV Asset Management	2,606	5,723
Portfolio companies	190,630	316,377
Prepaid expenses	113,682	63,953
Dividend receivable	13,225	1,920
Other assets	6,255	27,145
Total Assets	249,158,994	253,130,728
LIABILITIES
Due to:
GSV Asset Management	438,848	51,194
Accounts payable	91,954	204,093
Accrued expenses	20,943	292,640
Total Liabilities	551,745	547,927
Commitments and contingencies (Note 6)
Net Assets	$248,607,249	$252,582,801
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 and 19,320,100 issued and outstanding, respectively)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(15,271,381)	(10,316,745)
Accumulated net realized loss on investments	(11,055,043)	(1,380,519)
Accumulated net unrealized depreciation on investments	(1,097,042)	(11,750,650)
Net Assets	$248,607,249	$252,582,801
Net Asset Value Per Share	$12.87	$13.07

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income	$—	$7,808	$—	$7,808
Interest income from non-control/non-affiliated securities	—	95,075	—	207,176
Dividend income	15,723	7,471	20,258	13,175
Total Investment Income	15,723	110,354	20,258	228,159
OPERATING EXPENSES
Investment management fees	1,246,378	1,126,091	2,529,977	1,748,017
Costs incurred under administration agreement	709,885	602,201	1,597,869	947,795
Directors’ fees	65,000	65,000	130,250	107,500
Professional fees	220,978	222,561	457,864	354,406
Insurance expense	64,062	55,485	117,075	102,154
Investor relations expense	72,943	95,038	116,505	109,288
Other expenses	23,388	24,097	25,354	33,120
Total Operating Expenses	2,402,634	2,190,473	4,974,894	3,402,280
Net Investment Loss	(2,386,911)	(2,080,119)	(4,954,636)	(3,174,121)
Net Realized Loss on Investments	(6,327,632)	(1,380,263)	(9,674,524)	(1,380,519)
Net Change in Unrealized Appreciation (Depreciation) on Investments	12,230,246	(2,014,512)	10,653,608	(1,003,317)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,515,703	$(5,474,894)	$(3,975,552)	$(5,557,957)
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share	$0.18	$(0.34)	$(0.21)	$(0.43)
Weighted Average Common Shares Outstanding	19,320,100	16,287,133	19,320,100	12,837,133

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(4,954,636)	$(3,174,121)
Net Realized Loss on Investments	(9,674,524)	(1,380,519)
Net Change in Unrealized Appreciation (Depreciation) on Investments	10,653,608	(1,003,317)
Net Decrease in Net Assets Resulting From Operations	(3,975,552)	(5,557,957)
Capital Share Transactions
Net Proceeds from Common Shares Issued	—	201,652,500
Offering Costs	—	(737,737)
Net Capital Share Transactions	—	200,914,763
Total Increase (Decrease) in Net Assets	(3,975,552)	195,356,806
Net Assets at Beginning of Period	252,582,801	71,503,248
Net Assets at End of Period	$248,607,249	$266,860,054
Capital Share Activity
Shares Issued	—	13,800,000
Shares Outstanding at Beginning of Period	19,320,100	5,520,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(3,975,552)	$(5,557,957)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	9,674,524	1,380,519
Net change in unrealized (appreciation) depreciation on investments	(10,653,608)	1,003,317
Purchases of investments in:
Portfolio investments	(19,607,661)	(109,902,924)
United States treasury bill	—	(19,999,128)
Money market funds	—	(10,000,000)
Proceeds from sales of investments in:
Portfolio investments	17,785,344	—
United States treasury bill	—	19,998,872
Money market funds	—	1,000,000
Change in operating assets and liabilities:
Due from GSV Asset Management	3,117	7,569
Due from portfolio companies	125,747	(236,816)
Accrued interest	—	148,990
Prepaid expenses	(49,729)	(98,889)
Dividend receivable	(11,305)	(1,251)
Other assets	20,890	(80,910)
Due to GSV Asset Management	387,654	(61,268)
Due to other affiliates	—	1,935
Accounts payable	(112,139)	555,107
Accrued expenses	(271,697)	159,144
Net Cash Used in Operating Activities	(6,684,415)	(121,683,690)
Cash Flows from Financing Activities
Net proceeds from common shares issued	—	201,652,500
Offering costs	—	(737,737)
Net Cash Provided by Financing Activities	—	200,914,763
Total Increase (Decrease) in Cash Balance	(6,684,415)	79,231,073
Cash Balance at Beginning of Period	11,318,525	385,995
Cash Balance at End of Period	$4,634,110	$79,617,068
Non-Cash Operating Items
Structured notes converted to preferred shares	$—	$674,651
Structured notes converted to common shares	$—	$3,002,665
Preferred shares converted to common shares	$1,999,997	$—
Warrants exercised for preferred shares	$—	$53,665

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	1,835,600	$31,755,821	$36,351,602	14.62%
Preferred shares, Series A		65,000	1,235,290	1,287,238	0.52%
Total			32,991,111	37,638,840	15.14%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	21,994,434	8.85%
Preferred shares, Series G		326,797	1,008,968	1,012,664	0.41%
Total			21,060,447	23,007,098	9.26%
Dropbox, Inc.	San Francisco, CA
Common share	Online Storage	760,000	8,641,153	8,740,000	3.52%
Preferred shares, Series A-1		552,486	5,015,333	6,353,589	2.56%
Total			13,656,486	15,093,589	6.08%
Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series D	Memory Flash	1,666,666	10,018,370	9,999,996	4.02%
Preferred shares, Series B		800,000	4,800,798	4,360,000	1.75%
Total			14,819,168	14,359,996	5.77%
Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,014,248	9,571,313	3.85%
Preferred shares, Series F		500,000	4,008,654	4,478,523	1.80%
Total			14,022,902	14,049,836	5.65%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	5,034,324	11,016,624	10,999,998	4.42%
2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,757,668	9,247,603	3.72%
Preferred shares, Series A		167,431	1,273,125	1,344,272	0.54%
Total			10,030,793	10,591,875	4.26%
Avenues World Holdings LLC(3)	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,026,005	10,395,159	4.18%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,039,609	9,999,999	9,999,999	4.02%
Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital Textbooks	440,313	2,262,006	2,249,999	0.91%
Preferred shares, Series C-1		1	7,510,334	7,500,000	3.02%
Common shares		50,000	214,681	172,914	0.07%
Total			9,987,021	9,922,913	4.00%
Facebook, Inc.(7)	Menlo Park, CA
Common shares, Class A	Social Networking	350,000	10,472,294	8,708,000	3.50%
Control4 Corporation(9)	Salt Lake City, UT
Common shares	Home Automation	782,821	7,011,025	7,518,198	3.02%
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,480,131	5,192,673	5,180,459	2.08%
Preferred shares, Series E		373,134	1,500,522	1,652,476	0.66%
Total			6,693,195	6,832,935	2.74%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
June 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical	200,000	$3,563,178	$3,100,000	1.25%
Common Stock	Scheduling	111,866	1,734,878	1,733,923	0.70%
Total			5,298,056	4,833,923	1.95%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	4,008,093	1.61%
Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	3,841,793	1.55%
Spotify Technology S.A.(7)	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	3,682,927	1.48%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	3,667,495	1.48%
Learnist Inc, (f/k/a Grockit, Inc.)(2)(10)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,018,906	0.82%
Preferred shares, Series E		1,731,501	1,503,670	1,427,558	0.57%
Total			3,509,615	3,446,464	1.39%
Fullbridge, Inc.(2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,728,724	3,260,465	3,289,115	1.32%
Warrants		186,170	—	—	—%
Total			3,260,465	3,289,115	1.32%
CUX, Inc. (d/b/a CorpU)(1)(2)	San Francisco, CA
Common Stock	Corporate Education	615,763	2,006,077	2,483,986	1.00%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.31%
Warrants		16,903	—	—	—%
Total			2,784,684	3,259,847	1.31%
Global Education Learning (Holdings) Ltd.(2)(7)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	3,187,140	1.28%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	2,400,384	3,000,000	3,040,167	1.22%
Whittle Schools, LLC(2)(4)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.21%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,063,356	2,972,849	1.20%
Totus Solutions, Inc.(2)	Carrollton, TX
Common shares	LED Lighting	20,000,000	5,023,748	2,586,345	1.04%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
June 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Capital Contribution	Cost	Fair Value	% of Net Assets
Dailybreak, Inc.(2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,878,129	$2,430,950	$2,422,788	0.97%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace (Finance)	1,771,653	2,258,328	2,232,283	0.90%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	138,768	0.06%
Total			2,281,456	2,371,051	0.96%
Silver Spring Networks, Inc.(8)	Redwood City, CA
Common shares	Smart Grid	102,028	5,145,271	2,366,472	0.95%
TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	2,305,338	0.93%
Maven Research, Inc.(2)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	1,999,998	1,828,817	0.74%
Preferred shares, Series B		49,505	217,206	232,971	0.09%
Total			2,217,204	2,061,788	0.83%
S3 Digital Corp. (d/b/a S3i)(2)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,123,622	0.45%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	—	—%
Total			1,020,412	1,123,622	0.45%
NestGSV, Inc.(2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,093,866	0.44%
The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,266,940	933,381	0.38%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	828,257	0.33%
AlwaysOn, Inc.(2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	600,000	0.24%
Preferred shares, Series A-1		3,152,417	624,783	203,011	0.08%
Total			1,652,174	803,011	0.32%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common Stock	Smart Device Company	150,000	793,152	750,000	0.30%
SinoLending Ltd.(2)(7)	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	501,998	604,859	0.24%
NestGSV Silicon Valley, LLC(2)(6)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	514,084	0.21%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series Seed	Social Media	500,000	500,000	513,725	0.21%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
June 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Starfish Holdings, Inc. (d/b/a YourOffers)(2)	Beverly Hills, CA
Preferred shares, Series A	Marketing Platform	43,878,894	$2,177,461	$500,000	0.20%
Common warrants, $0.00001 strike price, expire 11/13/2019		144,800,351	—	—	—%
Total			2,177,461	500,000	0.20%
The Echo System Corp.(2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	379,150	0.15%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	— %
Total			1,512,392	379,150	0.15%
NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	262,500	0.11%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	250,000	0.10%
Odesk Corporation	Redwood City, CA
Common Stock	Online Workplace Platform	30,000	183,269	180,000	0.07%
Total Portfolio Investments			245,295,528	244,198,486	98.23%
Total Investments			$245,295,528	$244,198,486	98.23%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
(1)	Investment is income producing.
(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues World Holdings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(7)	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.
(8)	On March 12, 2013, Silver Spring Networks, Inc. priced its initial public offering, selling 4,750,000 shares at a price of $17 per share. GSV Capital Corp.’s shares in Silver Spring Networks, Inc. are subject to a lock-up agreement that expires on September 8, 2013. At June 30, 2013, GSV Capital Corp. valued Silver Spring Networks, Inc. based on its June 30, 2013 closing price.
(9)	On July 22, 2013, Control4 Corporation completed a 1:5.2 reverse stock split which has been reflected above.
(10)	On July 31 2013, Grockit, Inc. changed its name to Learnist, Inc. Refer to note 9 for further detail.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares/Capital Contribution	Cost	Fair Value	% of Net Assets
Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	1,835,600	$31,755,821	$34,876,400	13.81%
Preferred shares, Series A		65,000	1,235,290	1,235,000	0.49%
Total			32,991,111	36,111,400	14.30%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	20,150,846	7.98%
Preferred shares, Series G		326,797	1,008,968	921,568	0.36%
Total			21,060,447	21,072,414	8.34%
Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series B	Flash Memory	800,000	4,800,798	4,800,000	1.90%
Preferred shares, Series D		1,666,666	10,018,045	9,999,996	3.96%
Total			14,818,843	14,799,996	5.86%
Dropbox, Inc.	San Francisco, CA
Common share	Online Storage	760,000	8,641,153	8,360,000	3.31%
Preferred shares, Series A-1		552,486	5,015,333	6,077,346	2.41%
Total			13,656,486	14,437,346	5.72%
Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,012,543	10,193,544	4.03%
Preferred shares, Series F		500,000	4,008,654	4,000,000	1.58%
Total			14,021,197	14,193,544	5.61%
Avenues World Holdings LLC(5)	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,025,123	10,000,000	3.96%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	4,576,659	10,016,559	10,000,000	3.96%
2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,757,599	8,730,659	3.46%
Preferred shares, Series A		167,431	1,273,125	1,269,127	0.50%
Total			10,030,724	9,999,786	3.96%
Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital Textbooks	440,313	2,262,006	2,249,999	0.89%
Preferred shares, Series C-1		1	7,510,334	7,500,000	2.97%
Common shares		50,000	214,681	178,850	0.07%
Total			9,987,021	9,928,849	3.93%
Facebook, Inc.(3)(10)	Menlo Park, CA
Common shares, Class B	Social Networking	350,000	10,472,294	9,317,000	3.69%
Control4 Corporation(14)	Salt Lake City, UT
Common shares	Home Automation	782,821	7,011,025	7,123,667	2.82%
Totus Solutions, Inc.(2)	Carrollton, TX
Common shares	LED Lighting	20,000,000	5,023,748	5,000,000	1.98%
Learnist Inc, (f/k/a Grockit, Inc.)(2)(13)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,373,579	0.94%
Preferred shares, Series E		1,731,501	1,503,670	1,506,406	0.60%
Total			3,509,615	3,879,985	1.54%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,086,047	$3,813,378	$3,801,165	1.50%
Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,346	3,637,329	1.44%
Spotify Technology S.A.(10)	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	3,589,669	1.42%
ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,500,000	1.38%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,225,424	1.28%
Global Education Learning (Holdings) Ltd.(2)(10)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	3,003,237	1.19%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	2,400,384	3,000,000	3,000,480	1.19%
Whittle Schools, LLC(2)(6)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.19%
StormWind, LLC(2)(7)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	2,545,812	1.01%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace (Finance)	1,771,653	2,257,984	2,249,999	0.89%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	123,349	0.05%
Total			2,281,112	2,373,348	0.94%
Maven Research, Inc.(2)	San Francisco, CA
Preferred shares, Series B	Knowledge Networks	49,505	217,206	310,396	0.12%
Preferred shares, Series C		318,979	1,999,998	1,999,998	0.79%
Total			2,217,204	2,310,394	0.91%
Fullbridge, Inc.(2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,196,809	2,250,001	2,250,001	0.89%
Starfish Holdings, Inc. (d/b/a YourOffers)(2)(12)	Beverly Hills, CA
Preferred shares, Series A	Marketing Platform	43,878,894	2,012,103	2,193,945	0.87%
Common warrants, $0.00001 strike price, expire 11/13/2019		144,800,351	—	—	—%
Total			2,012,103	2,193,945	0.87%
TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	2,011,318	0.79%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,060,602	1,999,999	0.79%
CUX, Inc. (d/b/a CorpU)(2)	San Francisco, CA
Preferred shares, Series C	Corporate Education	246,305	2,006,077	1,999,997	0.79%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares/Capital Contribution	Cost	Fair Value	% of Net Assets
Dailybreak, Inc.(2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,545,181	$2,000,000	$1,993,283	0.79%
Silver Spring Networks, Inc.	Redwood City, CA
Common shares(11)	Smart Grid	510,143	5,145,271	1,976,804	0.78%
The Echo System Corp.(2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,639,568	0.65%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	68,359	0.03%
Total			1,512,392	1,707,927	0.68%
AltEgo, LLC(2)(8)	Santa Monica, CA
Preferred shares, Series B-2	Social Media Customer Acquisition Platform	1,400,000	1,420,406	1,400,000	0.55%
Zynga, Inc.(10)	San Francisco, CA
Common shares	Social Gaming	533,333	3,003,462	1,258,666	0.50%
The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,266,940	1,250,000	0.49%
S3 Digital Corp. (d/b/a S3i)(2)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,033,452	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	31,354	0.01%
Total			1,020,412	1,064,806	0.42%
NestGSV, Inc.(2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,000,000	0.40%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	751,718	0.30%
SinoLending Ltd.(2)(10)	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	501,998	500,321	0.20%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series Seed	Social Media	500,000	500,000	500,000	0.20%
NestGSV Silicon Valley, LLC(2) (9)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	500,000	0.20%
Groupon, Inc.(4)(10)	Chicago, IL
Common shares	Online Deals	80,000	2,128,774	388,800	0.15%
AlwaysOn, Inc.(2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	298,655	0.12%
NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.10%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	250,000	0.10%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Serious Energy, Inc.(10)	Sunnyvale, CA
Common shares	Green Materials	178,095	$739,130	$—	—%
Top Hat 430, Inc.(2)(10)	Shakopee, MN
Preferred shares, Series A	Jewelry Retailing Technology	1,844,444	4,167,943	—	—%
Preferred warrants, $2.25 strike price, expire 11/2/2017		13,333	—	—	—%
Total			4,167,943	—	—%
Total Portfolio Investments			237,147,735	225,397,085	89.23%
Money Market Funds(1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Prime Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Total Money Market Funds			16,000,000	16,000,000	6.34%
Total Investments			$253,147,735	$241,397,085	95.57%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
(1)	Investment is income producing.
(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(3)	On May 17, 2012, Facebook, Inc. priced its initial public offering, selling 421,233,615 shares at a price of $38.00 per share. GSV Capital Corp.’s shares in Facebook, Inc. are subject to a lock-up agreement that expired on November 14, 2012. At December 31, 2012, GSV Capital Corp. valued Facebook based on its December 31, 2012 closing price.
(4)	On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon, Inc. are subject to a lock-up agreement that expired on June 1, 2012. At December 31, 2012, GSV Capital Corp. valued Groupon, Inc. based on its December 31, 2012 closing price.
(5)	GSV Capital Corp.’s investment in Avenues World Holdings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(6)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc.
(7)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(8)	GSV Capital Corp.’s investment in AltEgo, LLC is held through its wholly-owned subsidiary GSVC AE Holdings, Inc.
(9)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(10)	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	On February 11, 2013, Silver Spring Networks, Inc. conducted a five-for-one reverse stock split of its common stock, which has not been reflected above.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

(12)	The common warrants held in Starfish Holdings, Inc. (d/b/a YourOffers) is presented separately to in order to be consistent with the presentation in the June 30, 2013 Consolidated Schedule of Investments.
(13)	On July 31 2013, Grockit, Inc. changed its name to Learnist, Inc. The schedule of investments was updated in order to be consistent with the presentation in the June 30, 2013 Consolidated Schedule of Investments. Refer to note 9 for further detail.
(14)	On July 22, 2013, Control4 Corporation completed a 1:5.2 reverse stock split which has been reflected above.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Company does not consolidate portfolio company investments. The Company has not consolidated GCL, or GSVC Holdings which hold portfolio investments.

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

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Consolidated Statement of Assets and Liabilities as Escrow deposits. At June 30, 2013 and December 31, 2012, the Company had $0 in Escrow deposits.

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

Offering Costs

Offering costs include legal fees and other costs pertaining to the public offerings. As of June 30, 2013 there were no deferred offering costs. As of December 31, 2012, $738,697 of offering costs were offset against capital proceeds from the secondary offerings on May 11, 2012 and February 10, 2012.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of shares outstanding for the period presented.

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. There were $1,246,378 and $2,529,977 in base management fees and $0 in incentive fees incurred for the three and six months ended June 30, 2013, respectively. There were $1,126,091 and $1,748,017 in base management fees and $0 in incentive fees incurred for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, the Company was due $2,606 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management, and is included in the Consolidated Statement of Assets and Liabilities.

As of June 30, 2013, the Company owed GSV Asset Management $438,848, of which $415,459 relates to accrued management fees, and $20,783 is for reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company, and is included in the Consolidated Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $709,885 and $1,597,869 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2013, respectively. There were $602,201 and $947,795 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2012, respectively.

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At June 30, 2013, the Company had 65 positions in 45 portfolio companies. The total cost and fair value of the 65 positions were $245,295,528 and $244,198,486, respectively. At December 31, 2012, the Company had 61 positions in 47 portfolio companies. The total cost and fair value of the 61 positions were $237,147,735 and $225,397,085, respectively. The composition of our investments as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013 (Unaudited)		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Common Stock	$133,060,806	$131,423,400	$132,833,640	$123,820,141
Preferred Stock	111,604,252	112,122,234	103,683,625	100,853,882
Common Membership Interest	500,000	514,084	500,000	500,000
Warrants	130,470	138,768	130,470	223,062
Total Portfolio Investments	245,295,528	244,198,486	237,147,735	225,397,085
Non-Portfolio Investments	—	—	16,000,000	16,000,000
Total Investments	$245,295,528	$244,198,486	$253,147,735	$241,397,085

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Level 3 investments as of June 30, 2013.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$120,348,928	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	0.9x – 5.6x (2.6x)
			Revenue growth rate (5 year)	15% – 50% (36%)
			EBIT multiples	12x – 21x (15.5x)
			EBIT margin (5 year)	15% – 30% (20%)
			Discount rate	35% – 50% (39%)
		Scenario analysis	IPO/M&A probability	50/50% – 90/10%
Preferred stock in private companies	112,122,234	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	0.8x – 5.4x (2.8x)
			Revenue growth rate (5 year)	15% – 50% (42%)
			EBIT multiples	2.0x – 17.4x (9.7x)
			EBIT margin (5 year)	5% – 50% (21%)
			Discount rate	35% – 50% (42%)
		Scenario analysis	IPO/M&A probability	75/25% – 25/75%
			Liquidity preference	N/A
			Redemption rights backed by real estate	N/A
Common membership interest	514,084	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.0x – 2.2x (2.1x)
			Revenue growth rate (5 year)	0%
			EBIT multiples	8.6x
			EBIT margin (5 year)	50%
			Discount rate	45%
Warrants	138,768	Option pricing model	Term to expiration*	See below
			Stock price*	See below
			Volatility*	See below

*	The SharesPost, Inc. warrants have an estimated term of 3.00 years, a stock price of $0.30 and a volatility of 47%.

The significant unobservable inputs that may be used in the fair value measurement of the Company’s investments in common stock, preferred stock, and common membership interests for which market quotations are not readily available include: (i) prior or contemporaneous transactions in the equity of the portfolio company, prior or contemporaneous transactions in the equity of comparable companies (“Precedent

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

Transactions”), (ii) revenue multiples for comparable companies, and earnings before interest, taxes, depreciation multiples (“EBIT”), (collectively, “Multiples”) for comparable companies, (iii) discount rates, revenue growth rates, EBIT margins applied in a discounted cash flow analysis of the portfolio company, and (iv) IPO/M&A probabilities. A change in the assumptions used for Precedent Transactions, Multiples, revenue growth rates, EBIT margins, and IPO/M&A probabilities may indicate a directionally similar change in the fair value of the Company’s investments in common stock, preferred stock, and common membership interests, while a change in the assumptions used for discount rates may indicate a directionally opposite change in the fair value of the Company’s investments in common stock, preferred stock, and common membership interests.

The significant unobservable inputs used in determining the fair value of the warrants are the term to expiration, stock price and volatility. Volatility is based on a combination of implied and historical volatility indications. A higher stock price and a longer time to expiration result in higher values, all else equal.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2013 and December 31, 2012 are as follows:

	As of June 30, 2013 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$8,708,000	$2,366,472	$120,348,928	$131,423,400
Preferred Stock	—	—	112,122,234	112,122,234
Common Membership Interest	—	—	514,084	514,084
Warrants	—	—	138,768	138,768
Total Investments	$8,708,000	$2,366,472	$233,124,014	$244,198,486

	As of December 31, 2012
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	$10,964,466	$—	$112,855,675	$123,820,141
Preferred Stock	—	—	100,853,882	100,853,882
Money Market Funds	16,000,000	—	—	16,000,000
Common Membership Interest	—	—	500,000	500,000
Warrants	—	—	223,062	223,062
Total Investments	$26,964,466	$—	$214,432,619	$241,397,085

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2013 and the year ended December 31, 2012 as follows:

	Six months ended June 30, 2013 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Warrants	Total
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$223,062	$214,432,619
Purchases of investments	4,092,456	15,515,205	—	—	19,607,661
Exercises, conversions and assignments	1,999,997	(1,999,997)	—	—	—
Sales and settlements	(739,131)	(5,588,501)	—	—	(6,327,632)
Realized loss included in earnings	(739,131)	(5,588,501)	—	—	(6,327,632)
Change in unrealized depreciation included in earnings	4,470,393	8,930,146	14,084	(84,294)	13,330,329
Transfer to Level 2	(1,591,331)	—	—	—	(1,591,331)
Fair Value as of June 30, 2013	$120,348,928	$112,122,234	$514,084	$138,768	$233,124,014
Change in unrealized depreciation on Level 3 investments still held as of June 30, 2013	$4,110,655	$3,341,645	$14,084	$(84,294)	$7,382,090

	Year ended December 31, 2012
	Common Stock	Preferred Stock	Structured Note	Common Membership Interest	Warrants	Total
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$—	$71,396	$62,889,862
Purchases of investments	86,378,395	85,104,161	854,236	500,000	31,354	172,868,146
Exercises, conversions and assignments(1)	—	984,067	(1,006,390)	—	22,323	—
Sales and settlements	—	—	(3,002,665)	—	—	(3,002,665)
Realized loss included in earnings	—	—	(1,380,263)	—	—	(1,380,263)
Change in unrealized appreciation (depreciation) included in earnings	(5,027,001)	(2,687,431)	35,082	—	97,989	(7,581,361)
Transfer to Level 2	(9,361,100)	—	—	—	—	(9,361,100)
Fair Value as of December 31, 2012	$112,855,675	$100,853,882	$—	$500,000	$223,062	$214,432,619
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2012	$(3,919,288)	$(2,687,431)	$—	$—	$97,989	$(6,508,730)

(1)	During the year ended December 31, 2012, the Company converted its structured notes to preferred shares in AlwaysOn, Inc. and The Echo System Corp., and exercised its warrants for preferred shares in StormWind, LLC. A portion of The Echo System Corp. structured notes attributable to the warrants was reclassified during the same period.

During the six months ended June 30, 2013, there was one transfer between levels related to our investment in Silver Spring Networks, Inc. Due to a public offering on March 12, 2013; observable inputs became available for our valuation at March 31, 2013. This resulted in a transfer of Silver Springs Networks, Inc. from Level 3 to Level 2. Our shares in Silver Spring Networks, Inc. are presently subject to a lock-up agreement that expires on September 8, 2013. The fair value for Silver Spring was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 7%

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of June 30, 2013. The Company wrote-off its investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC and recorded a realized loss.

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 13,800,000 shares of our common stock during the year ended December 31, 2012. No new shares of our common stock were issued during the six months ended June 30, 2013. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

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

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2013, and June 30, 2012, respectively.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net increase (decrease) in net assets resulting from operations	$3,515,703	$(5,474,894)	$(3,975,552)	$(5,557,957)
Weighted average common shares	19,320,100	16,287,133	19,320,100	12,837,133
Basic and diluted earnings per common share	$0.18	$(0.34)	$(0.21)	$(0.43)

NOTE 6 — LEGAL CONTINGENCIES

The Company is currently not subject to any legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended June 30, 2013		Three months ended June 30, 2012
Per Share Data:
Net asset value at beginning of period	$12.69		$13.47
Issuance of common shares	—		0.99	(3)
Underwriters’ discount	—		(0.35	)(2)
Offering costs	—		(0.02	)(2)
Net investment loss	(0.12	)(1)	(0.13	)(1)
Realized loss	(0.33	)(1)	(0.07	)(2)
Change in unrealized appreciation (depreciation)	0.63	(1)	(0.08	)(6)
Net asset value at end of period	$12.87		$13.81
Per share market value at end of period	$7.86		$9.30
Total return based on market value	(4.84	)%(7)	(50.27	)%(7)
Total return based on net asset value	1.42	%(7)	2.52	%(7)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$248,607,249		$266,860,054
Average net assets	$244,629,431		$201,571,697
Annualized ratio of gross operating expenses to average net assets(8)	3.98%		4.36%
Annualized ratio of net operating expenses to average net assets(8)	3.98%		4.36%
Annualized ratio of net investment income to average net assets(8)	(3.96)%		(4.14)%

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Six months ended June 30, 2013		Six months ended June 30, 2012
Per Share Data:
Net asset value at beginning of period	$13.07		$12.95
Issuance of common shares	—		1.91	(3)
Underwriters’ discount	—		(0.72	)(2)
Offering costs	—		(0.04	)(2)
Net investment loss	(0.25	)(1)	(0.16	)(2)
Realized loss	(0.50	)(1)	(0.07	)(2)
Change in unrealized appreciation (depreciation)	0.55	(1)	(0.06	)(6)
Net asset value at end of period	$12.87		$13.81
Per share market value at end of period	$7.86		$9.30
Total return based on market value	(6.76	)%(7)	(33.33	)%(7)
Total return based on net asset value	(1.53	)%(7)	6.64	%(7)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$248,607,249		$266,860,054
Average net assets	$248,710,453		$153,430,875
Annualized ratio of gross operating expenses to average net assets(8)	4.03%		4.45%
Annualized ratio of net operating expenses to average net assets(8)	4.03%		4.45%
Annualized ratio of net investment income to average net assets(8)	(4.02)%		(4.15)%

	Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of period	$12.95		$—
Issuance of common shares	1.91	(4)	14.67	(5)
Underwriters’ discount	(0.72	)(2)	(0.86	)(2)
Offering costs	(0.04	)(2)	(0.19	)(2)
Net investment loss	(0.51	)(1)	(0.37	)(2)
Realized loss	(0.09	)(1)	—	(2)
Change in unrealized depreciation	(0.43	)(6)	(0.30	)(2)
Net asset value at end of period	$13.07		$12.95
Per share market value at end of period	$8.43		$13.95
Total return based on market value	(39.57	)%(8)	(7.00	)%(8)
Total return based on net asset value	0.93	%(8)	(13.67	)%(8)
Shares outstanding at end of period	19,320,100		5,520,100

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Ratio/Supplemental Data:
Net assets at end of period	$252,582,801	$71,503,248
Average net assets	$208,050,344	$44,532,523
Annualized ratio of gross operating expenses to average net assets(9)	4.10%	5.01%
Annualized ratio of net operating expenses to average net assets(9)	4.10%	5.01%
Annualized ratio of net investment income to average net assets(9)	(3.98)%	(4.64)%

(1)	Based on weighted average number of shares outstanding for the period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the three months ended June 30, 2012 is based on the change in net asset value from the secondary offering on May 11, 2012. Issuance of common shares for the six months ended June 30, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(5)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(6)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(7)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(8)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(9)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the year-end December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $0, and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. For the period from January 6, 2011 (date of inception) to December 31, 2011, average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

The Company has provided a full valuation allowance for its deferred tax assets due to uncertainty of generating sufficient capital gains or taxable income in future periods to realize these assets. Beginning with its 2013 taxable year, the Company may elect to be treated as a RIC if it is in the best interests of the Company and the Company is able to satisfy the requirements under subchapter M of the Internal Revenue Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. Accordingly, the Company would no longer provide deferred taxes nor associated valuation allowance. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company not elect to be taxed as a RIC for 2013 or subsequently fails to qualify as a RIC and become a C corporation in the future.

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

NOTE 9 — SUBSEQUENT EVENTS

On July 12, 2013, July 15, 2013, and July 24, 2013, the Company sold a total of 175,000 shares of its investment in Facebook, Inc. in three transactions for $1,282,663, $657,521, and $3,133,395, respectively. The Company continues to hold 175,000 shares of Facebook, Inc.

Subsequent to June 30, 2013, the Company closed on investments of $1.9 million, plus transaction costs as follows:

GSV CAPITAL CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 9 — SUBSEQUENT EVENTS  – (continued)

The Company closed on an investment of $600,000, plus transaction costs, in NestGSV, Inc., an Incubator company, on July 15, 2013.

The Company closed on an investment of $1,099,997, plus transaction costs, in Dataminr, Inc., a Social Media Analytics company, on July 26, 2013.

On July 31, 2013, Grockit, Inc. sold its test preparation business and related assets, including the Grockit name, to Kaplan. Concurrently, Grockit, Inc. changed its name to Learnist Inc.

The Company closed on an investment of $225,000, plus transaction costs, in Kno, Inc., a Digital Textbooks Company, on August 1, 2013.

On August 2, 2013, Control4 Corporation priced its initial public offering, selling 4,000,000 shares at a price of $16 per share. The underwriters retain an option to purchase up to an additional 600,000 shares from Control4 Corporation at the public offering price, less the underwriting discount, for 30 days after the date of the prospectus. GSV Capital Corp.’s shares in Control4 Corporation are subject to a lock-up agreement.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to June 30, 2013, the Company has not made any such escrow deposits.

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

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the six months ended June 30, 2013 include:

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

The Company closed on an investment of $750,000, plus transaction costs, in AliphCom, Inc. (d/b/a Jawbone), an audio electronics company, on May 17, 2013.

The Company closed on an investment of $175,000, plus transaction costs, in AlwaysOn, Inc., a social media company, on May 24, 2013.

The Company closed on an investment of $258,619, plus transaction costs, in CUX, Inc. (d/b/a CorpU), a corporate education company, on May 31, 2013.

The Company closed on an investment of $430,950, plus transaction costs, in Dailybreak, Inc., a social advertising company, on May 31, 2013.

The Company closed on an investment of $1,000,000, plus transaction costs, in Solexel, Inc., a solar power company, on June 6, 2013.

The Company closed on an investment of $180,000, plus transaction costs, in oDesk Corporation, an online marketplace company, on June 11, 2013.

The Company closed on an investment of $9,999,999, plus transaction costs, in Coursera Inc., an online education company, on June 18, 2013.

The fair value, as of June 30, 2013, of all of our portfolio investments was $244,198,486. We also held $4,634,110 in unrestricted cash on June 30, 2013.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Investment Income

For the three months ended June 30, 2013, we had investment income of $15,723, or $0.00 per share, which consisted of $0 of interest income from our portfolio investments and $15,723 of dividend income primarily from our CUX, Inc preferred shares as well as our money market investments.

For the three months ended June 30, 2012, we had investment income of $110,354, or $0.01 per share, which consisted of $102,883 of interest income from our portfolio investments and $7,471 of dividend income from our money market investments.

The decrease in investment income for the three months ended June 30, 2013 relative to the three months ended June 30, 2012 was primarily due to us no longer carrying fixed income investments during the three months ended June 30, 2013.

Operating Expenses

For the three months ended June 30, 2013, we had $2,402,634 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended June 30, 2013, was $1,246,378, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended June 30, 2013, were $709,885. Professional fees, consisting of legal, valuation, audit and consulting fees, were $220,978 for the three months ended June 30, 2013.

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

The increase in total operating expenses for the three months ended June 30, 2013 relative to the three months ended June 30, 2012 was mostly due to an increase in management fees as well as administration fees incurred. These fees increased due to an increase in our gross and net asset values during the same periods, which impact the fees incurred. Refer to note 2 for further details regarding the calculations of these fees.

Net Increase (Decrease) in Net Assets

For the three months ended June 30, 2013, we had a net change in unrealized appreciation of $12,230,246, or $0.63 per share, resulting from appreciation of our investments, including our investments in Palantir Technologies, Inc., Twitter, Inc. and Dataminr, Inc., as well as the reclassification of the losses on our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC from unrealized loss to realized loss on investments. Net realized loss was $6,327,632, or $0.33 per share during the three months ended June 30, 2013 as a result of the write-off of our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC. Net investment loss was $2,386,911, or $0.12 per share, for the three months ended June 30, 2013, resulting primarily from operating expenses incurred during the quarter. Net increase in net assets resulting from operations was $3,515,703, or $0.18 per share, for the three months ended June 30, 2013.

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

The per share figures noted above are based on a weighted-average of 19,320,100 and 16,287,133 shares outstanding for the three months ended June 30, 2013 and 2012, respectively.

Comparison of the six months ended June 30, 2013 and 2012

Investment Income

For the six months ended June 30, 2013, we had investment income of $20,258, or $0.00 per share, which consisted of $0 of interest income from our portfolio investments and $20,258 of dividend income primarily from our CUX, Inc preferred shares as well as our money market investments.

For the six months ended June 30, 2012, we had investment income of $228,159, or $0.02 per share, which consisted of $214,984 of interest income from our portfolio investments and $13,175 of dividend income from our money market investments.

The decrease in investment income for the six months ended June 30, 2013 relative to the six months ended June 30, 2012 was primarily due to us no longer carrying fixed income investments during the six months ended June 30, 2013.

Operating Expenses

For the six months ended June 30, 2013, we had $4,974,894 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the six months ended June 30, 2013, was $2,529,977, representing the base management fee as provided in our investment advisory agreement. Our base management fee was significantly higher than during the same period in 2012 as a result of the increase in our gross assets. Costs incurred under our administration agreement for the six months ended June 30, 2013, were $1,597,869. Professional fees, consisting of legal, valuation, audit and consulting fees, were $457,864 for the six months ended June 30, 2013.

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

The increase in total operating expenses for the six months ended June 30, 2013 relative to the six months ended June 30, 2012 was mostly due to an increase in management fees as well as administration fees incurred. These fees increased due to an increase in our gross and net asset values during the same periods, which impact the fees incurred. Refer to note 2 for further details regarding the calculations of these fees.

Net Increase (Decrease) in Net Assets

For the six months ended June 30, 2013, we had a net change in unrealized appreciation of $10,653,608, or $0.55 per share, resulting from appreciation of our investments, including our investments in Palantir Technologies, Inc., Twitter, Inc., Stormwind, LLC, and Dataminr, Inc., as well as the reclassification of the losses on our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC from unrealized loss to realized loss on investments. Net realized loss was $9,674,524, or $0.50 per share, and resulted from sales of investments in Zynga, Inc. and Groupon Inc., as well as the write-off of our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC. Net investment loss was $4,954,636, or $0.26 per share, for the six months ended June 30, 2013, resulting primarily from operating expenses incurred during the quarter. Net decrease in net assets resulting from operations was $3,975,552, or $0.21 per share, for the six months ended June 30, 2013.

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

The per share figures noted above are based on a weighted-average of 19,320,100 and 12,837,133 shares outstanding for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

At June 30, 2013, we had investments in 45 portfolio companies with costs totaling $245,295,528, and cash in the amount of $4,634,110.

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

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of June 30, 2013, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash reserves in an amount sufficient to pay our operating expenses, including investment management fees, incentive fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions and Certain Relationships”. We incurred approximately $1,246,378 and $2,529,977 in investment management fees and $709,885 and $1,597,869 in costs incurred under the administration agreement for the three and six months ended June 30, 2013, respectively. We incurred approximately $1,126,091 and $1,748,017 in investment management fees and $602,201 and $947,795 in costs incurred under the administration agreement for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs and any fair value adjustments. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

Borrowings

We had no borrowings outstanding as of June 30, 2013.

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a ``catch-up” feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,246,378 and $2,529,977 in base management fees and $0 in incentive fees for the three and six months ended June 30, 2013, respectively. GSV Asset Management earned $1,126,091 and $1,748,017 in base fees and $0 in incentive fees for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, we were owed $2,606 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management.

In addition as of June 30, 2013, we owed GSV Asset Management $438,848, of which $415,459 relates to accrued management fees, and $20,783 is for reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

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

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $709,885 and $1,597,869 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2013, and June 30, 2012 respectively. There were $602,201 and $947,795 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2012, respectively.

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

Recent Developments

On July 12, 2013, July 15, 2013, and July 24, 2013, the Company sold a total of 175,000 shares of its investment in Facebook, Inc. in three transactions for $1,282,663, $657,521, and $3,133,395, respectively. The Company continues to hold 175,000 shares of Facebook, Inc.

Subsequent to June 30, 2013, the Company closed on investments of $1.9 million, plus transaction costs as follows:

The Company closed on an investment of $600,000, plus transaction costs, in NestGSV, Inc., an Incubator company, on July 15, 2013.

The Company closed on an investment of $1,099,997, plus transaction costs, in Dataminr, Inc., a Social Media Analytics company, on July 26, 2013.

On July 31, 2013, Grockit, Inc. sold its test preparation business and related assets, including the Grockit name, to Kaplan. Concurrently, Grockit, Inc. changed its name to Learnist Inc.

The Company closed on an investment of $225,000, plus transaction costs, in Kno, Inc., a Digital Textbooks Company, on August 1, 2013.

On August 2, 2013, Control4 Corporation priced its initial public offering, selling 4,000,000 shares at a price of $16 per share. The underwriters retain an option to purchase up to an additional 600,000 shares from Control4 Corporation at the public offering price, less the underwriting discount, for 30 days after the date of the prospectus. GSV Capital Corp.’s shares in Control4 Corporation are subject to a lock-up agreement.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to June 30, 2013, the Company has not made any such escrow deposits.

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

As of June 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. With the exception of the risk factors set forth below, there have been no material changes during the six months ended June 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Commissions and discounts payable to any underwriters, together with our organizational expense and other expenses of any future offering, may reduce the net proceeds of any such offering available for us to invest. As of June 30, 2013 our net asset value was $248,607,249, or $12.87 per share. Depending upon the public offering price, and after deducting the underwriting discounts and commissions and the related offering expenses payable by us, in connection with any future offering, investors in any such offering may be subject to an immediate and substantial dilution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*
3.2	Articles of Amendment**
3.3	Bylaws*
4.1	Form of Common Stock Certificate*
10.1	Form of Dividend Reinvestment Plan*
10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC ***
10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC ***
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*
10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011.
**	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011.
***	Previously filed in connection with Annual Report for the fiscal year ended December 31, 2012 on Form 10-K (File No. 814-00852), filed on March 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: August 9, 2013	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: August 9, 2013	By: /s/ Stephen D. Bard Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)