Form 10-Q
period 2013-09-30
GSV Capital Corp.
filed 2013-11-12
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 12, 2013 was 19,320,100.

GSV CAPITAL CORP. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments at fair value:
Investments in affiliated securities (cost of $32,625,999 and $38,210,753, respectively)	$30,321,787	$34,648,363
Investments in non-control/non-affiliated securities (cost of $212,562,385 and $198,936,982, respectively)	222,661,659	190,748,722
Investments in money market funds (cost of $28,000,000 and $16,000,000, respectively)	28,000,000	16,000,000
Investments owned and pledged (cost of $10,845,236 and $0, respectively)	10,845,236	—
Total Investments (cost of $284,033,620 and $253,147,735, respectively)	291,828,682	241,397,085
Cash	28,443,204	11,318,525
Restricted Cash	22,264	—
Due from:
GSV Asset Management	15,067	5,723
Portfolio companies	209,559	316,377
Interest receivable	2,256	—
Prepaid expenses	358,324	63,953
Dividend receivable	13,384	1,920
Deferred credit facility fees	58,998	—
Deferred debt issuance costs	3,209,462	—
Deferred offering costs	365,873	—
Other assets	3,607	27,145
Total Assets	324,530,680	253,130,728
LIABILITIES
Due to:
GSV Asset Management	33,803	51,194
Accounts payable	268,601	204,093
Accrued offering costs	253,100	—
Accrued credit facility fees	3,078	—
Accrued interest payable	191,188	—
Accrued expenses	36,915	292,640
Convertible senior notes embedded derivative liability	1,121,000	—
Convertible senior notes payable 5.25% due September 15, 2018	68,300,000	—
Total Liabilities	70,207,685	547,927
Commitments and contingencies (Note 6)
Net Assets	$254,322,995	$252,582,801
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 and 19,320,100 issued and outstanding, respectively)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(18,285,170)	(10,316,745)
Accumulated net realized loss on investments	(11,217,612)	(1,380,519)
Accumulated net unrealized appreciation (depreciation) on investments	7,795,062	(11,750,650)
Net Assets	$254,322,995	$252,582,801
Net Asset Value Per Share	$13.16	$13.07

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income from affiliated securities	$—	$2,418	$—	$200,195
Interest income from non-control/non-affiliated securities	2,256	4,645	2,256	21,852
Dividend income from non-control/non-affiliated securities	—	—	7,638	—
Dividend income from affiliated securities	388	6,865	13,008	20,040
Total Investment Income	2,644	13,928	22,902	242,087
OPERATING EXPENSES
Investment management fees	1,298,858	1,351,169	3,828,835	3,099,186
Costs incurred under administration agreement	678,283	543,171	2,276,152	1,490,966
Directors’ fees	65,000	65,000	195,250	172,500
Professional fees	198,932	242,683	656,796	597,089
Interest expense	191,188	—	191,188	—
Insurance expense	62,732	56,133	179,807	158,287
Investor relations expense	54,760	34,698	171,265	143,986
Other expenses	45,680	55,642	71,034	88,762
Loss on fair value adjustment for embedded derivative	421,000	—	421,000	—
Total Operating Expenses	3,016,433	2,348,496	7,991,327	5,750,776
Net Investment Loss	(3,013,789)	(2,334,568)	(7,968,425)	(5,508,689)
Net Realized Loss on Investments	(162,569)	—	(9,837,093)	(1,380,519)
Net Change in Unrealized Appreciation (Depreciation) on Investments	8,892,104	(4,665,272)	19,545,712	(5,668,589)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,715,746	$(6,999,840)	$1,740,194	$(12,557,797)
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share – basic and diluted	$0.29	$(0.36)	$0.09	$(0.84)
Weighted Average Common Shares Outstanding	19,320,100	19,320,100	19,320,100	15,013,896

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(7,968,425)	$(5,508,689)
Net Realized Loss on Investments	(9,837,093)	(1,380,519)
Net Change in Unrealized Appreciation (Depreciation) on Investments	19,545,712	(5,668,589)
Net Increase (Decrease) in Net Assets Resulting From Operations	1,740,194	(12,557,797)
Capital Share Transactions
Net Proceeds from Common Shares Issued	—	201,652,500
Offering Costs	—	(738,697)
Net Capital Share Transactions	—	200,913,803
Total Increase (Decrease) in Net Assets	1,740,194	188,356,006
Net Assets at Beginning of Period	252,582,801	71,503,248
Net Assets at End of Period	$254,322,995	$259,859,254
Capital Share Activity
Shares Issued	—	13,800,000
Shares Outstanding at Beginning of Period	19,320,100	5,520,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,740,194	$(12,557,797)
Adjustments to reconcile net change in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	9,837,093	1,380,519
Net change in unrealized (appreciation) depreciation on investments	(19,545,712)	5,668,589
Loss on fair value adjustment for embedded derivative	421,000	—
Amortization of deferred debt issuance costs	28,371	—
Purchases of investments in:
Portfolio investments	(24,736,663)	(160,411,324)
Money market funds	(28,000,000)	(19,999,128)
United States treasury strips	(10,845,236)	(10,000,000)
Proceeds from sales of investments in:
Portfolio investments	6,858,921	0
Money market funds	16,000,000	19,998,872
United States treasury strips	—	1,000,000
Change in operating assets and liabilities:
Due from GSV Asset Management	(9,344)	10,155
Due from portfolio companies	106,818	(282,305)
Accrued interest	(2,256)	158,389
Prepaid expenses	(294,371)	(43,346)
Dividend receivable	(11,464)	(1,127)
Other assets	23,538	(100,154)
Due to GSV Asset Management	(17,391)	(37,230)
Due to other affiliates	—	(9,865)
Accounts payable	64,508	143,004
Accrued offering costs	253,100	—
Accrued credit facility fees	3,078	—
Accrued interest payable	191,188	—
Accrued expenses	(255,725)	114,432
Net Cash Used in Operating Activities	(48,190,353)	(174,968,316)
Cash Flows from Financing Activities
Net proceeds from common shares issued	—	201,652,500
Offering costs	—	(738,697)
Deferred credit facility fees	(58,998)	—
Deferred debt issuance costs	(3,237,833)	—
Deferred offering costs	(365,873)	—
Change in restricted cash	(22,264)	—
Gross proceeds from convertible senior notes issued	69,000,000	—
Net Cash Provided by Financing Activities	65,315,032	200,913,803
Total Increase (Decrease) in Cash Balance	17,124,679	25,945,487
Cash Balance at Beginning of Period	11,318,525	385,995
Cash Balance at End of Period	$28,443,204	$26,331,482
Non-Cash Operating Items
Investments in structured notes converted to preferred shares	$—	$924,651
Investments in structured notes converted to common shares	$—	$3,002,665
Investments in preferred shares converted to common shares	$1,999,997	$—
Investments in common shares converted to preferred shares	$12,481,883	$—
Investments in warrants exercised for preferred shares	$—	$53,665
Non-Cash Financing Items
Fair value of make-whole derivative resulting from issuance of convertible debt	$700,000	$—

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	1,835,600	$31,755,821	$43,242,147	17.00%
Preferred shares, Series A		65,000	1,235,290	1,531,238	0.60%
Total			32,991,111	44,773,385	17.60%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	25,081,372	9.86%
Preferred shares, Series G		326,797	1,008,968	1,147,057	0.45%
Total			21,060,447	26,228,429	10.31%
Dropbox, Inc.	San Francisco, CA
Common share	Online Storage	760,000	8,641,153	8,740,000	3.44%
Preferred shares, Series A-1		552,486	5,015,333	6,353,589	2.50%
Total			13,656,486	15,093,589	5.94%
Chegg, Inc.(16)	Santa Clara, CA
Common shares	Textbook Rental	849,462	10,014,248	9,580,153	3.77%
Preferred shares, Series F		333,333	4,008,654	4,555,431	1.79%
Total			14,022,902	14,135,584	5.56%
Control4 Corporation(9)(10)	Salt Lake City, UT
Common shares	Home Automation	782,821	7,011,025	12,473,776	4.90%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	5,034,324	11,017,224	10,999,997	4.33%
2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,757,668	9,472,352	3.72%
Preferred shares, Series A		167,431	1,273,125	1,376,943	0.54%
Total			10,030,793	10,849,295	4.26%
Avenues World Holdings LLC(3)	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,028,361	10,423,016	4.10%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,039,609	9,999,999	9,999,998	3.93%
Facebook, Inc.(7)	Menlo Park, CA
Common shares, Class A	Social Networking	175,000	5,236,147	8,790,250	3.46%
Violin Memory, Inc.(11)	Mountain View, CA
Common Shares	Memory Flash	1,233,333	14,819,618	8,158,498	3.21%
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,480,131	5,193,947	5,602,296	2.20%
Preferred shares, Series E		373,134	1,500,522	1,857,408	0.73%
Total			6,694,469	7,459,704	2.93%
ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,317,091	1.30%
Common Stock		111,866	1,734,878	1,855,348	0.73%
Total			5,298,056	5,172,439	2.03%
Whittle Schools, LLC(4)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.18%
Common shares		100	1,530,000	1,500,000	0.59%
Total			4,530,000	4,500,000	1.77%

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	$3,855,601	$4,456,420	1.75%
Spotify Technology S.A.(7)	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	4,247,411	1.67%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,063,356	2,936,650	1.15%
Preferred shares, Series C		301,369	1,100,567	1,099,997	0.43%
Total			3,163,923	4,036,647	1.58%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	3,955,872	1.56%
Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	3,783,860	1.49%
Learnist Inc, (f/k/a Grockit, Inc.)(2)(12)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,073,472	0.82%
Preferred shares, Series E		1,731,501	1,503,670	1,501,601	0.59%
Total			3,509,615	3,575,073	1.41%
Fullbridge, Inc.(2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,728,724	3,193,444	3,378,542	1.33%
Warrants		186,170	67,021	67,021	0.03%
Total			3,260,465	3,445,563	1.36%
CUX, Inc. (d/b/a CorpU)(1)(2)	San Francisco, CA
Common Stock	Corporate Education	615,763	2,006,077	2,472,902	0.97%
Convertible preferred shares, Series D		169,033	778,607	773,195	0.30%
Warrants		16,903	—	—	—%
Total			2,784,684	3,246,097	1.27%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	2,400,384	3,000,000	3,237,736	1.27%
Totus Solutions, Inc.(2)	Carrollton, TX
Common shares	LED Lighting	12,000,000	3,014,384	720,000	0.28%
Preferred shares, Series A		8,000,000	2,009,589	2,000,000	0.79%
Preferred shares, Series B		4,444,444	400,000	400,000	0.16%
Total			5,423,973	3,120,000	1.23%
Global Education Learning (Holdings) Ltd.(2)(7)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	3,003,237	1.18%
SharesPost, Inc.(14)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,232,283	0.88%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	323,792	0.13%
Total			2,282,844	2,556,075	1.01%

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Dailybreak, Inc.(2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,878,129	$2,430,950	$2,429,540	0.96%
TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace	377,358	2,014,863	2,414,826	0.95%
Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital	440,313	2,262,006	450,000	0.18%
Preferred shares, Series C-1	Textbooks	1	7,510,334	1,500,000	0.59%
Common shares		50,000	214,681	—	—%
Term Loan		225,000	232,744	225,000	0.09%
Total			10,219,765	2,175,000	0.86%
Maven Research, Inc.(2)	San Francisco, CA
Preferred shares, Series C	Knowledge	318,979	2,000,447	1,854,523	0.73%
Preferred shares, Series B	Networks	49,505	217,206	231,386	0.09%
Total			2,217,653	2,085,909	0.82%
NestGSV, Inc.(2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,200,000	0.47%
Preferred shares, Series B		450,000	605,500	600,000	0.24%
Total			1,627,278	1,800,000	0.71%
Silver Spring Networks, Inc.(8)	Redwood City, CA
Common shares	Smart Grid	102,028	5,145,271	1,768,145	0.70%
S3 Digital Corp. (d/b/a S3i)(2)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,138,441	0.45%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	200,000	0.08%
Total			1,020,412	1,338,441	0.53%
Strategic Data Command, LLC(15)	Sunnyvale, CA
Common shares	Software Development	800,000	1,001,650	1,000,000	0.39%
SinoLending Ltd.(7)	Shanghai, China
Preferred shares, Class A	Chinese P2P	6,414,368	503,235	604,859	0.24%
Preferred shares, Class B	Lending	2,333,108	250,263	250,000	0.10%
Total			753,498	854,859	0.34%
The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,267,240	840,112	0.33%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	825,095	0.32%
AlwaysOn, Inc.(2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	203,011	0.09%
Preferred shares, Series A-1		3,152,417	624,783	600,000	0.24%
Total			1,652,174	803,011	0.33%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common Stock	Smart Device Company	150,000	793,152	792,600	0.31%

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2013
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Capital Transactions/Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series Seed	Social Media	500,000	$500,000	$546,224	0.21%
NestGSV Silicon Valley, LLC(2)(6)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	519,045	0.20%
The Echo System Corp.	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	373,535	0.15%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	—%
Total			1,512,392	373,535	0.15%
NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	262,500	0.10%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	243,658	0.10%
Odesk Corporation	Redwood City, CA
Common Stock	Online Workplace Platform	30,000	183,269	188,995	0.07%
Starfish Holdings, Inc. (d/b/a YourOffers)(2)	Beverly Hills, CA
Preferred shares, Series A	Marketing Platform	43,878,894	2,177,461	—	—%
Common warrants, $0.00001 strike price, expire 11/13/2019		144,800,351	—	—	—%
Total			2,177,461	—	—%
Total Portfolio Investments			245,188,384	252,983,446	99.49%
Money Market Funds(1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		7,000,000	7,000,000	7,000,000	2.75%
Prime Money Market Portfolio		7,000,000	7,000,000	7,000,000	2.75%
JPMorgan Prime Money Market Fund		7,000,000	7,000,000	7,000,000	2.75%
U.S. Bank Money Market Fund		7,000,000	7,000,000	7,000,000	2.75%
Total Money Market Funds			28,000,000	28,000,000	11.00%
U.S Treasury Strips(13)
United States Treasury Strip 02/15/2014		$1,791,000	1,790,785	1,790,785	0.71%
United States Treasury Strip 02/15/2015		$1,816,000	1,810,625	1,810,625	0.71%
United States Treasury Strip 02/15/2016		$1,834,000	1,810,323	1,810,323	0.71%
United States Treasury Strip 08/15/2014		$1,813,000	1,811,187	1,811,187	0.71%
United States Treasury Strip 08/15/2015		$1,823,000	1,811,205	1,811,205	0.71%
United States Treasury Strip 08/15/2016		$1,851,000	1,811,111	1,811,111	0.71%
Total			10,845,236	10,845,236	4.26%
Total Investments			$284,033,620	$291,828,682	114.75%

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
September 30, 2013
(Unaudited)

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
(1)	Investment is income producing.
(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues WorldHoldings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(7)	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.
(8)	On March 12, 2013, Silver Spring Networks, Inc. priced its initial public offering, selling 4,750,000 shares at a price of $17 per share. GSV Capital Corp.’s shares in Silver Spring Networks, Inc. are subject to a lock-up agreement that expired on September 8, 2013. At September 30, 2013, GSV Capital Corp. valued Silver Spring Networks, Inc based on its September 30, 2013 closing price.
(9)	On July 22, 2013, Control4 Corporation completed a 1:5.2 reverse stock split which has been reflected above.
(10)	On August 2, 2013, Control4 Corporation priced its initial public offering, selling 4,000,000 shares at a price of $16 per share. GSV Capital Corp.’s shares in Control4 are subject to a lock-up agreement which expires on January 29, 2014. At September 30, 2013, GSV Capital Corp. valued Control4 Corporation based on its September 30, 2013 closing price, adjusted for a discount due to lack of marketability of 8%.
(11)	On September 27, 2013, Violin Memory Inc. priced its initial public offering, selling 18,000,000 shares at a price of $9 per share. GSV Capital Corp.’s shares in Control4 are subject to a lock-up agreement which expires on March 26, 2014. At September 30, 2013, GSV Capital Corp. valued Violin Memory Inc. based on its September 30, 2013 closing price, adjusted for a discount due to lack of marketability of 10%.
(12)	On July 31 2013, Grockit, Inc. changed its name to Learnist, Inc.
(13)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of its Convertible Notes payable, the Company deposited $10,867,500 in an escrow account with the trustee. These funds were used to purchase $10,845,236 of government securities. The cost of the US Treasury Strips approximates their fair value at September 30, 2013.
(14)	GSV Capital Corp.’s investment in SharesPost Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(15)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(16)	On September 3, 2013, Chegg Inc. completed a 2:3 reverse stock split which has been reflected above.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	1,835,600	$31,755,821	$34,876,400	13.81%
Preferred shares, Series A		65,000	1,235,290	1,235,000	0.49%
Total			32,991,111	36,111,400	14.30%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	20,150,846	7.98%
Preferred shares, Series G		326,797	1,008,968	921,568	0.36%
Total			21,060,447	21,072,414	8.34%
Violin Memory, Inc.	Mountain View, CA
Preferred shares, Series B	Flash Memory	800,000	4,800,798	4,800,000	1.90%
Preferred shares, Series D		1,666,666	10,018,045	9,999,996	3.96%
Total			14,818,843	14,799,996	5.86%
Dropbox, Inc.	San Francisco, CA
Common share	Online Storage	760,000	8,641,153	8,360,000	3.31%
Preferred shares, Series A-1		552,486	5,015,333	6,077,346	2.41%
Total			13,656,486	14,437,346	5.72%
Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,274,193	10,012,543	10,193,544	4.03%
Preferred shares, Series F		500,000	4,008,654	4,000,000	1.58%
Total			14,021,197	14,193,544	5.61%
Avenues World Holdings LLC(5)	New York, NY
Preferred shares, Class A-1	Globally-focused Private School	5,000,000	10,025,123	10,000,000	3.96%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	4,576,659	10,016,559	10,000,000	3.96%
2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,757,599	8,730,659	3.46%
Preferred shares, Series A		167,431	1,273,125	1,269,127	0.50%
Total			10,030,724	9,999,786	3.96%
Kno, Inc.	Santa Clara, CA
Preferred shares, Series C	Digital Textbooks	440,313	2,262,006	2,249,999	0.89%
Preferred shares, Series C-1		1	7,510,334	7,500,000	2.97%
Common shares		50,000	214,681	178,850	0.07%
Total			9,987,021	9,928,849	3.93%
Facebook, Inc.(3)(10)	Menlo Park, CA
Common shares, Class B	Social Networking	350,000	10,472,294	9,317,000	3.69%
Control4 Corporation(14)	Salt Lake City, UT
Common shares	Home Automation	782,821	7,011,025	7,123,667	2.82%
Totus Solutions, Inc.(2)	Carrollton, TX
Common shares	LED Lighting	20,000,000	5,023,748	5,000,000	1.98%
Learnist Inc, (f/k/a Grockit, Inc.)(2)(13)	San Francisco, CA
Preferred shares, Series D	Online Test Preparation	2,728,252	2,005,945	2,373,579	0.94%
Preferred shares, Series E		1,731,501	1,503,670	1,506,406	0.60%
Total			3,509,615	3,879,985	1.54%

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,086,047	$3,813,378	$3,801,165	1.50%
Gilt Groupe, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,346	3,637,329	1.44%
Spotify Technology S.A.(10)	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	3,589,669	1.42%
ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,500,000	1.38%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,225,424	1.28%
Global Education Learning (Holdings) Ltd.(2)(10)	Hong Kong
Preferred shares, Series A	Education Technology	1,472,175	2,999,998	3,003,237	1.19%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	2,400,384	3,000,000	3,000,480	1.19%
Whittle Schools, LLC(2)(6)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.19%
StormWind, LLC(2)(7)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	2,545,812	1.01%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace (Finance)	1,771,653	2,257,984	2,249,999	0.89%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	123,349	0.05%
Total			2,281,112	2,373,348	0.94%
Maven Research, Inc.(2)	San Francisco, CA
Preferred shares, Series B	Knowledge Networks	49,505	217,206	310,396	0.12%
Preferred shares, Series C		318,979	1,999,998	1,999,998	0.79%
Total			2,217,204	2,310,394	0.91%
Fullbridge, Inc.(2)	Cambridge, MA
Preferred shares, Series C	Business Education	1,196,809	2,250,001	2,250,001	0.89%
Starfish Holdings, Inc. (d/b/a YourOffers)(2)(12)	Beverly Hills, CA
Preferred shares, Series A	Marketing Platform	43,878,894	2,012,103	2,193,945	0.87%
Common warrants, $0.00001 strike price, expire 11/13/2019		144,800,351	—	—	—%
Total			2,012,103	2,193,945	0.87%
TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace (Cars)	377,358	2,014,863	2,011,318	0.79%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,060,602	1,999,999	0.79%
CUX, Inc. (d/b/a CorpU)(2)	San Francisco, CA
Preferred shares, Series C	Corporate Education	246,305	2,006,077	1,999,997	0.79%
Dailybreak, Inc.(2)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,545,181	$2,000,000	$1,993,283	0.79%

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares/Capital Transactions	Cost	Fair Value	% of Net Assets
Silver Spring Networks, Inc.	Redwood City, CA
Common shares(11)	Smart Grid	510,143	5,145,271	1,976,804	0.78%
The Echo System Corp.(2)	New York, NY
Preferred shares, Series A	Social Analytics	512,365	1,436,404	1,639,568	0.65%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	68,359	0.03%
Total			1,512,392	1,707,927	0.68%
AltEgo, LLC(2)(8)	Santa Monica, CA
Preferred shares, Series B-2	Social Media Customer Acquisition Platform	1,400,000	1,420,406	1,400,000	0.55%
Zynga, Inc.(10)	San Francisco, CA
Common shares	Social Gaming	533,333	3,003,462	1,258,666	0.50%
The rSmart Group, Inc.	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,266,940	1,250,000	0.49%
S3 Digital Corp. (d/b/a S3i)(2)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,033,452	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	31,354	0.01%
Total			1,020,412	1,064,806	0.42%
NestGSV, Inc.(2)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,000,000	0.40%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A	Education Technology	3,579,610	758,017	751,718	0.30%
SinoLending Ltd.(2)(10)	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	501,998	500,321	0.20%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series Seed	Social Media	500,000	500,000	500,000	0.20%
NestGSV Silicon Valley, LLC(2)(9)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	500,000	0.20%
Groupon, Inc.(4)(10)	Chicago, IL
Common shares	Online Deals	80,000	2,128,774	388,800	0.15%
AlwaysOn, Inc.(2)	Woodside, CA
Preferred shares, Series A	Social Media	1,066,626	1,027,391	298,655	0.12%
NewZoom, Inc. (d/b/a ZoomSystems)	San Francisco, CA
Preferred shares, Series A	Smart e-tail (Retail)	1,250,000	260,476	250,000	0.10%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	250,000	0.10%

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Serious Energy, Inc.(10)	Sunnyvale, CA
Common shares	Green Materials	178,095	$739,130	$—	—%
Top Hat 430, Inc.(2)(10)	Shakopee, MN
Preferred shares, Series A	Jewelry Retailing Technology	1,844,444	4,167,943	—	—%
Preferred warrants, $2.25 strike price, expire 11/2/2017		13,333	—	—	—%
Total			4,167,943	—	—%
Total Portfolio Investments			237,147,735	225,397,085	89.23%
Money Market Funds(1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Prime Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Total Money Market Funds			16,000,000	16,000,000	6.34%
Total Investments			$253,147,735	$241,397,085	95.57%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
(1)	Investment is income producing.
(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(3)	On May 17, 2012, Facebook, Inc. priced its initial public offering, selling 421,233,615 shares at a price of $38.00 per share. GSV Capital Corp.’s shares in Facebook, Inc. are subject to a lock-up agreement that expired on November 14, 2012. At December 31, 2012, GSV Capital Corp. valued Facebook based on its December 31, 2012 closing price.
(4)	On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon, Inc. are subject to a lock-up agreement that expired on June 1, 2012. At December 31, 2012, GSV Capital Corp. valued Groupon, Inc. based on its December 31, 2012 closing price.
(5)	GSV Capital Corp.’s investment in Avenues World Holdings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(6)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc.
(7)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(8)	GSV Capital Corp.’s investment in AltEgo, LLC is held through its wholly-owned subsidiary GSVC AE Holdings, Inc.
(9)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(10)	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
December 31, 2012

(11)	On February 11, 2013, Silver Spring Networks, Inc. conducted a five-for-one reverse stock split of its common stock, which has not been reflected above.
(12)	The common warrants held in Starfish Holdings, Inc. (d/b/a YourOffers) is presented separately in order to be consistent with the presentation in the September 30, 2013 Consolidated Schedule of Investments.
(13)	On July 31 2013, Grockit, Inc. changed its name to Learnist, Inc. The schedule of investments was updated in order to be consistent with the presentation in the September 30, 2013 Consolidated Schedule of Investments. Refer to note 9 for further detail.
(14)	On July 22, 2013, Control4 Corporation completed a 1:5.2 reverse stock split which has been reflected above.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On April 13, 2012, the Company formed a wholly-owned subsidiary, GSV Capital Lending, LLC (“GCL”), a Delaware limited liability company, which will originate portfolio loan investments within the state of California. An application for a California lender license was submitted by GCL to the California Department of Corporations. GCL received approval of the license from the California Department of Corporations effective August 14, 2013.

On November 28, 2012, the Company formed wholly-owned subsidiaries, GSVC AE Holdings, Inc. (“GAE”), GSVC AV Holdings, Inc. (“GAV”), GSVC NG Holdings, Inc. (“GNG”), GSVC SW Holdings, Inc. (“GSW”) and GSVC WS Holdings, Inc. (“GWS”). On July 12, 2013, the Company formed a wholly-owned subsidiary, SPNPM Holdings, LLC (“SPN PM”). On August 13, 2013, the Company formed a wholly-owned subsidiary, GSVC SVDS Holdings, Inc. (“SVDS”). Collectively, these entities are known as the “GSVC Holdings”, all Delaware corporations, formed to hold portfolio investments.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to us and certain entities established for tax purposes where we hold a 100% interest (“the GSVC Holdings Entities”). Accordingly, our financial statements include our accounts and the accounts of the GSVC Holdings Entities and GCL, our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We began consolidating the GSVC Holdings Entities during the quarter ended September 30, 2013. The change has no impact on our financial position or results of operations through September 30, 2013. Future periods may be impacted by tax related assets and liabilities recorded at the GSVC Holdings entity level that arise in the normal course of business and which will be included in our consolidated statement of assets and liabilities Such tax assets and liabilities had a $0 balance at September 30, 2013 and for all periods previously reported.

Use of Estimates

The preparation of consolidated financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities and other estimates that affect the reported amounts of those assets and liabilities as of the date of the consolidated financial statements and the reported amounts of related revenues and expenses during the reported period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. We do not own more than 25% of voting securities of a portfolio company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls, or holds the power to vote 5% or more of the outstanding voting securities of another person.

Cash

The Company places its cash with U.S. Bank, N.A. and First Republic Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Restricted Cash

Restricted cash consists of excess funds remaining in escrow from the purchase of the government securities that will be used to make the scheduled interest payments on the convertible senior notes. As of September 30, 2013, the Company had restricted cash of $22,264 and is included on the Consolidated Statements of Assets and Liabilities.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales:  Gains or losses on the sale of investments are determined using the specific identification method.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Interest:  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

Dividends:  Dividend income is recognized on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Consolidated Statement of Assets and Liabilities as Escrow deposits. At September 30, 2013 and December 31, 2012, the Company had $0 in Escrow deposits.

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

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if management determines that it is in the best interests of the Company to do so and the Company is able to satisfy the requirements under subchapter M of the Code. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries of the RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements. Although it is currently its intention to do so, at the present time, the Company cannot assure you whether it will elect to be treated as a RIC for its 2013 taxable year. If it opts not to do so, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year. Until such time as it is able to be taxes as a ROC, GSV will provide for income taxes, if any, as a C Corp.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Deferred Credit Facility Fees

On August 6, 2013, the Company entered into a non-binding term sheet with Silicon Valley Bank (“SVB”) relating to a proposed credit facility (the “Proposed SVB Facility”) and incurred legal costs of $58,998 as of September 30, 2013. These costs are included as deferred credit facility fees on the Company’s Consolidated Statement of Assets and Liabilities and $58,998 will be amortized over the life of the credit facility if and when a credit agreement is finalized. Should the Company not finalize and execute the credit agreement, these fees will be expensed. Negotiations regarding the final credit agreement remain ongoing.

Deferred Offering Costs and Offering Costs

Offering costs include legal fees and other costs pertaining to public offerings. On September 23, 2013, the Company filed a registration statement on form N-2 with the Securities and Exchange Commission (the “SEC”) to register the Company’s common stock, preferred stock, subscription rights, debt securities, and warrants under the Securities Act of 1933, as amended. In accordance with ASC 340-10, the Company has deferred the offering costs of $365,873. As of September 30, 2013, the deferred offering costs are shown on the Statement of Assets and Liabilities. If the registration statement is declared effective by the SEC and the Company’s securities are offered pursuant to the registration statement, the Company will reclassify the deferred offering costs into additional paid-in capital for equity offerings and will amortize the offering costs related to any debt securities issued. As of December 31, 2012, $738,697 of offering costs were offset against capital proceeds from the secondary offerings on May 11, 2012 and February 10, 2012.

Per Share Information

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding for the period presented. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares plus, if diluative, potential common shares outstanding during the period.

Capital Accounts

Certain capital accounts including undistributed net investment income or loss, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. GAAP requires that certain components of net assets relating to permanent differences are to be reclassified between financial statement reporting and tax reporting. These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. There were $1,298,858 and $3,828,835 in base management fees and $0 in incentive fees incurred for the three and nine months ended September 30, 2013, respectively. There were $1,351,169 and $3,099,186 in base management fees and $0 in incentive fees incurred for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, the Company was due $15,067 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management, and is included in the Consolidated Statement of Assets and Liabilities.

As of September 30, 2013, the Company owed GSV Asset Management $33,803 of which relates to reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company, and is included in the Consolidated Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $678,283 and $2,276,152 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2013, respectively. There were $543,171 and $1,490,966 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2012, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At September 30, 2013, the Company had 72 positions in 46 portfolio companies. The total cost and fair value of the 72 positions were $245,188,384 and $252,983,446, respectively. At December 31, 2012, the Company had 61 positions in 47 portfolio companies. The total cost and fair value of the 61 positions were $237,147,735 and $225,397,085, respectively. The composition of our investments as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013 (Unaudited)		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Common Stock	$143,167,837	$156,341,351	$132,833,640	$123,820,141
Preferred Stock	101,090,312	95,307,237	103,683,625	100,853,882
Common Membership Interest	500,000	519,045	500,000	500,000
Term Loan	232,744	225,000	—	—
Warrants	197,491	590,813	130,470	223,062
Total Portfolio Investments	245,188,384	252,983,446	237,147,735	225,397,085
Non-Portfolio Investments	38,845,236	38,845,236	16,000,000	16,000,000
Total Investments	$284,033,620	$291,828,682	$253,147,735	$241,397,085

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Level 3 investments and embedded derivative as of September 30, 2013.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$125,150,682	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.2x – 5.6x (4.2x)
			Revenue growth rate (5 year)	40% – 50% (40%)
			EBIT multiples	10.0x – 37.3x (24.2x)
			EBIT margin (5 year)	15% – 30% (22%)
			Discount rate	35% – 40% (37%)
		Scenario analysis	IPO/M&A probability	10/90% – 90/10%
			409A Valuation	N/A
			Going Concern	N/A
Preferred stock in private companies	95,307,237	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	0.8x – 5.7x (3.0x)
			Revenue growth rate (5 year)	0% – 50% (32%)
			EBIT multiples	0.8x – 35.0x (13.9x)
			EBIT margin (5 year)	5% – 50% (23%)
			Discount rate	35% – 50% (40%)
		Scenario analysis	IPO/M&A probability	20/80% – 25/75%
			Liquidity preference	N/A
			Going Concern	N/A
			Redemption rights backed by real estate	N/A
Common membership interest	519,045	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.3x – 2.6x (2.5x)
			Revenue growth rate (5 year)	0%
			EBIT multiples	7.9x – 8.0x (8.0x)
			EBIT margin (5 year)	50%
			Discount rate	45%
Term Loan	225,000	Market approach	Precedent transactions	N/A
Warrants	590,813	Option pricing model	Term to expiration	3 years
			Stock price	$0.25 – $1.16
			Volatility	30% – 40%
Embedded Derivative	(1,121,000)	Binomial lattice model	Stock Price*	$13.39 – $14.82
			Strike Price	$16.26
			Risk free rate*	1.4% – 1.6%
			Volatility	45%
			Annual risk rate	12.50%

* Ranges from inputs at September 17, 2013 to September 30, 2013

The significant unobservable inputs that may be used in the fair value measurement of the Company’s investments in common stock, preferred stock, common membership interests, and term loans for which market quotations are not readily available include: (i) prior or contemporaneous transactions in the equity of the portfolio company, prior or contemporaneous transactions in the equity of comparable companies (“Precedent Transactions”), (ii) revenue multiples for comparable companies, and earnings before interest, taxes, depreciation multiples (“EBIT”), (collectively, “Multiples”) for comparable companies, (iii) discount

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

rates, revenue growth rates, EBIT margins applied in a discounted cash flow analysis of the portfolio company, and (iv) IPO/M&A probabilities. A change in the assumptions used for Precedent Transactions, Multiples, revenue growth rates, EBIT margins, and IPO/M&A probabilities may indicate a directionally similar change in the fair value of the Company’s investments in common stock, preferred stock, and common membership interests, while a change in the assumptions used for discount rates may indicate a directionally opposite change in the fair value of the Company’s investments in common stock, preferred stock, common membership interests, and term loans.

The significant unobservable inputs used in determining the fair value of the warrants are the term to expiration, stock price and volatility. Volatility is based on a combination of implied and historical volatility indications. A higher stock price and a longer time to expiration result in higher values, all else equal.

The Company applied the binomial lattice model to value the embedded derivative using a “with-and-without method,” where the value of the convertible senior notes including the embedded derivative, is defined as the “with”, and the value of the convertible senior notes excluding the embedded derivative, is defined as the “without”. This method estimates the value of the embedded derivative by looking at the difference in the values between the convertible senior notes with the embedded derivative and the value of the convertible senior notes without the embedded derivative. The lattice model requires the following inputs: (i) price of GSV common stock; (ii) the conversion rate; (iii) strike price; (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) annual risk rate.

The fair values of our financial assets and liabilities disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2013 and December 31, 2012 are as follows:

	As of September 30, 2013 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Common Stock	$10,558,395	$20,632,274	$125,150,682	$156,341,351
Preferred Stock	—	—	95,307,237	95,307,237
Money Market Funds	28,000,000	—	—	28,000,000
US Treasury Strips	10,845,236	—	—	10,845,236
Common Membership Interest	—	—	519,045	519,045
Term Loan	—	—	225,000	225,000
Warrants	—	—	590,813	590,813
Total Assets at Fair Value	$49,403,631	$20,632,274	$221,792,777	$291,828,682
Liabilities:
Derivative Liabilities	$—	$—	$1,121,000	$1,121,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	As of December 31, 2012
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Common Stock	$10,964,466	$—	$112,855,675	$123,820,141
Preferred Stock	—	—	100,853,882	100,853,882
Money Market Funds	16,000,000	—	—	16,000,000
Common Membership Interest	—	—	500,000	500,000
Warrants	—	—	223,062	223,062
Total Assets at Fair Value	$26,964,466	$—	$214,432,619	$241,397,085

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the nine months ended September 30, 2013 and the year ended December 31, 2012 as follows:

	Nine months ended September 30, 2013 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Term Loans	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$—	$223,062	$—	$214,432,619
Purchases of investments	6,625,603	22,394,521	—	232,744	—	—	29,252,868
Exercises, conversions and assignments — In(1)	(2,000,000)	2,000,000	—	—	67,021	—	67,021
Sales and settlements	—	(4,516,206)	—	—	—	—	(4,516,206)
Realized loss included in earnings	(748,719)	(5,588,501)	—	—	—	—	(6,337,220)
Exercises, conversions and assignments — Out(1)	1,999,997	(2,067,018)	—	—	—	—	(67,021)
Change in unrealized appreciation (depreciation) included in earnings	20,483,233	(9,610,943)	19,045	(7,744)	300,730	—	11,184,321
Transfer to Level 2 and Level 1	(14,065,107)	(8,158,498)	—	—	—	—	(22,223,605)
Fair Value as of September 30, 2013	$125,150,682	$95,307,237	$519,045	$225,000	$590,813	$—	$221,792,777
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2013	$15,512,517	$(2,953,333)	$19,045	$(7,744)	$300,730	$—	$12,871,215
Liabilities:
Fair Value as of December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Embedded derivative from issuance of convertible senior notes	—	—	—	—	—	700,000	700,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	—	421,000	421,000
Fair Value as of September 30, 2013	$—	$—	$—	$—	$—	$1,121,000	$1,121,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(1)	During the period ended September 31, 2013, the Company converted its preferred shares to common shares in CUX Inc. and converted its common shares to preferred shares in Totus Solutions Inc.

	Year ended December 31, 2012
	Common Stock	Preferred Stock	Structured Note	Common Membership Interest	Warrants	Total
Fair value as of December 31, 2011	$40,865,381	$17,453,085	$4,500,000	$—	$71,396	$62,889,862
Purchases of investments	86,378,395	85,104,161	854,236	500,000	31,354	172,868,146
Exercises, conversions and assignments(1)	—	984,067	(1,006,390)	—	22,323	—
Sales and settlements	—	—	(3,002,665)	—	—	(3,002,665)
Realized loss included in earnings	—	—	(1,380,263)	—	—	(1,380,263)
Change in unrealized appreciation (depreciation) included in earnings	(5,027,001)	(2,687,431)	35,082	—	97,989	(7,581,361)
Transfer to Level 2	(9,361,100)	—	—	—	—	(9,361,100)
Fair Value as of December 31, 2012	$112,855,675	$100,853,882	$—	$500,000	$223,062	$214,432,619
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2012	$(3,919,288)	$(2,687,431)	$—	$—	$97,989	$(6,508,730)

(1)	During the year ended December 31, 2012, the Company converted its structured notes to preferred shares in AlwaysOn, Inc. and The Echo System Corp., and exercised its warrants for preferred shares in StormWind, LLC. A portion of The Echo System Corp. structured notes attributable to the warrants was reclassified during the same period.

During the nine months ended September 30, 2013, there were four transfers between levels. Three of these transfers occurred as of September 30, 2013, and one occurred as of March 31, 2013. These transfers occurred as a result of the initial public offering of several of our portfolio companies as described below.

Due to a public offering of Violin Memory on September 27, 2013, observable inputs became available for our valuation at September 30, 2013. This resulted in a transfer of Violin Memory from Level 3 to Level 2. Our shares in Violin Memory are presently subject to a lock-up agreement that expires on March 26, 2014. The fair value for Violin Memory was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 10% that was primarily based on the market value of publicly traded put options with a similar term as our lock-up as of September 30, 2013.

Due to a public offering of Control4 Corporation on August 2, 2013, observable inputs became available for our valuation at September 30, 2013. This resulted in a transfer of Control4 Corp from Level 3 to Level 2. Our shares in Control4 Corporation are presently subject to a lock-up agreement that expires on January 29, 2014. The fair value for Control4 Corporation was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 8% that was primarily based on the market value of publicly traded put options with a similar term as our lock-up as of September 30, 2013.

Due to a public offering of Silver Spring Networks, Inc. on March 12, 2013, observable inputs became available for our valuation at March 31, 2013. However, our shares in Silver Spring Networks, Inc. were subject to a lock-up agreement that expired on September 8, 2013. As such, the fair value for Silver Spring was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 7% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of June 30, 2013. This resulted in a transfer of Silver Spring from Level 3 to Level 2. Due to the expiration of the lock-up agreement on our shares in Silver Spring Networks

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

on September 8, 2013, the closing price on a public exchange on September 30, 2013 was used for our valuation as of September 30, 2013. This resulted in a transfer of Silver Spring Networks from Level 2 to Level 1.

During the nine months ended September 30, 2013, the Company wrote-off its investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC and recorded a realized loss.

During the year ended December 31, 2012, there were three transfers between levels. Two of these transfers occurred as of June 30, 2012, and one occurred as of December 31, 2012. These transfers occurred as a result of the initial public offering of several of our portfolio companies as described below.

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

We issued 13,800,000 shares of our common stock during the year ended December 31, 2012. No new shares of our common stock were issued during the nine months ended September 30, 2013. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The Company considered the potential dilutive effects of the convertible senior notes on earnings per share in accordance with the requirement of ASC 260-10, using the if-converted method. The effect of the assumed conversion of the convertible senior notes would have been to increase earnings per share. As such, the Company has excluded the effects of the assumed conversion of the convertible senior notes from the diluted EPS calculation. The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and nine months ended September 30, 2013, and September 30, 2012, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net increase (decrease) in net assets resulting from operations	$5,715,746	$(6,999,840)	$1,740,194	$(12,557,797)
Weighted average common shares	19,320,100	19,320,100	19,320,100	15,013,896
Basic and diluted earnings per common share	$0.29	$(0.36)	$0.09	$(0.84)

NOTE 6 — LEGAL CONTINGENCIES

The Company is currently not subject to any legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended September 30, 2013		Three months ended September 30, 2012
Per Share Data:
Net asset value at beginning of period	$12.87		$13.81
Issuance of common shares	—		—
Underwriters’ discount	—		—
Offering costs	—		—
Net investment loss	(0.16	)(1)	(0.12	)(1)
Realized loss	(0.01	)(1)	—
Change in unrealized appreciation (depreciation)	0.46	(1)	(0.24	)(5)
Net asset value at end of period	$13.16		$13.45
Per share market value at end of period	$14.82		$8.63
Total return based on market value	88.55	%(6)	(7.20	)%(6)
Total return based on net asset value	2.25% (6)		(2.61	)%(6)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$254,322,995		$259,859,254
Average net assets	$249,457,996		$263,278,115
Annualized ratio of gross operating expenses to average net assets(8)	4.85%		3.54%
Annualized ratio of net operating expenses to average net assets(8)	4.85%		3.54%
Annualized ratio of net investment income to average net assets(8)	(4.85)%		(3.52)%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
Per Share Data:
Net asset value at beginning of period	$13.07		$12.95
Issuance of common shares	—		1.91 (3)
Underwriters’ discount	—		(0.72) (2)
Offering costs	—		(0.04) (2)
Net investment loss	(0.41	)(1)	(0.37) (1)
Realized loss	(0.51	)(1)	(0.07) (2)
Change in unrealized appreciation (depreciation)	1.01	(1)	(0.21) (5)
Net asset value at end of period	$13.16		$13.45
Per share market value at end of period	$14.82		$8.63
Total return based on market value	75.80	%(6)	(38.14)% (6)
Total return based on net asset value	0.69	%(6)	3.86% (6)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$254,322,995		$259,859,254
Average net assets	$248,962,372		$190,300,817
Annualized ratio of gross operating expenses to average net assets(8)	4.29%		4.03%
Annualized ratio of net operating expenses to average net assets(8)	4.29%		4.03%
Annualized ratio of net investment income to average net assets(8)	(4.28)%		(3.86)%

	Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of period	$12.95		$—
Issuance of common shares	1.91	(3)	14.67	(4)
Underwriters’ discount	(0.72	)(2)	(0.86	)(2)
Offering costs	(0.04	)(2)	(0.19	)(2)
Net investment loss	(0.51	)(1)	(0.37	)(2)
Realized loss	(0.09	)(1)	—
Change in unrealized depreciation	(0.43	)(5)	(0.30	)(2)
Net asset value at end of period	$13.07		$12.95
Per share market value at end of period	$8.43		$13.95
Total return based on market value	(39.57	)%(6)	(7.00	)%(7)
Total return based on net asset value	0.93	%(6)	(13.67	)%(7)
Shares outstanding at end of period	19,320,100		5,520,100

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Ratio/Supplemental Data:
Net assets at end of period	$252,582,801	$71,503,248
Average net assets	$208,050,344	$44,532,523
Annualized ratio of gross operating expenses to average net assets(9)	4.10%	5.01%
Annualized ratio of net operating expenses to average net assets(9)	4.10%	5.01%
Annualized ratio of net investment income to average net assets(9)	(3.98)%	(4.64)%

(1)	Based on weighted average number of shares outstanding for the period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the year ended December 31, 2012 and the nine months ended September 30, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(8)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(9)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the year-end December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $0, and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. For the period from January 6, 2011 (date of inception) to December 31, 2011, average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 8 — INCOME TAX

The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2012 taxable year. The GSVC Holdings, which are taxed as C corporations, are not consolidated into the Company for income tax filing purposes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC beginning with its 2013 taxable year. The Company recorded no current income tax expense or benefit during the year ended December 31, 2012 since it had net operating loss carry-forwards from prior years and a net operating loss for the 2012 tax year.

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

The Company has provided a full valuation allowance for its deferred tax assets due to uncertainty of generating sufficient capital gains or taxable income in future periods to realize these assets. Beginning with its 2013 taxable year, the Company may elect to be treated as a RIC if it is in the best interests of the Company and the Company is able to satisfy the requirements under subchapter M of the Internal Revenue Code. As a RIC, the RIC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. Accordingly, the RIC would no longer provide deferred taxes nor associated valuation allowance. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries of the RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company not elect to be taxed as a RIC for 2013 or subsequently fails to qualify as a RIC and become a C corporation in the future.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 9 — LONG TERM LIABILITIES

Convertible senior notes payable

On September 17, 2013, the Company issued $69,000,000 aggregate principal amount of the convertible senior notes (the “Convertible Notes”) (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes). The Convertible Notes bear interest at a rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity.

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association, (the “trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Notes will be secured by a pledge of the company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase $10,845,236 of government securities. These government securities are shown on the consolidated schedule of investments. The excess funds of $22,264 remaining from the purchase of government securities held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities. Proceeds from the issuance of the Convertible Notes were offset by offering costs of approximately $3,237,833 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of September 30, 2013, of the total offering costs of $3,237,833 incurred, $3,209,462 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2013, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Notes, junior (other than to the extent of the interest escrow) to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by our subsidiaries.

Embedded Derivative

The Convertible Notes contain an interest make-whole payment provision pursuant to which holders who convert their notes prior to September 15, 2016 will receive, in addition to a number of shares of our common stock calculated at the applicable conversion rate for principal amount of notes being converted, the cash proceeds from sale by the escrow agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted. Under ASC 815-10-15-74(a), the interest make-whole payment is considered an embedded derivative and is separated from the host contract, the Convertible Notes, and carried at fair value.

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

embedded derivative as of September 30, 2013 is $1,121,000 as shown on the Consolidated Statement of Assets and Liabilities. The $421,000 increase in the estimated fair value of the embedded derivative between the initial measurement date and September 30, 2013 represents a loss on fair value adjustment for embedded derivative as shown on the Consolidated Statement of Operations.

NOTE 10 — SUBSEQUENT EVENTS

On October 10, 2013, the Company formed a wholly-owned subsidiary, Coursera@GSV Fund, LP, a Delaware limited partnership, to hold portfolio investments.

Subsequent to September 30, 2013, the Company closed on investments of $9.7 million, plus transaction costs as follows:

An investment of $250,000, plus transaction costs, in S3 Digital Corp, a sports analytics company, on October 1, 2013.

Investments totaling $1,333,332 in Global Education Learning, an education technology company, comprising of an investment of $900,000, plus transaction costs, on October 2, 2013 and an investment of $433,332, plus transaction costs, on October 4, 2013.

An investment of $250,000, plus transaction costs, in Fullbridge Inc., a business education company, on October 10, 2013.

Investments totaling of $950,000, in Sugar CRM Inc., a customer relationship company, comprising of an investment of $855,000, plus transaction costs, on October 17, 2013 and an investment of $95,000, plus transaction costs, on October 28, 2013.

An investment of $2,430,016, plus transaction costs, in ePals Inc., an education technology company, on October 22, 2013.

An investment of $4,519,444, plus transaction costs, in Coursera Inc., an online education company, on October 31, 2013.

On November 7, 2013, Twitter Inc. priced its initial public offering, selling 70,000,000 shares at a price of $26 per share. To the extent that the underwriters sell more than 70,000,000 shares of common stock, the underwriters have the option to purchase up to an additional 10,500,000 shares from Twitter Inc. at the public offering price less the underwriting discount. GSV Capital Corp.’s shares in Twitter Inc. are subject to a lock-up agreement.

On November 8, 2013, Kno Inc., a digital textbook company, paid off the term loan for $225,000, plus interest of $7,425, issued by GSV on August 8, 2013. Also on November 8, 2013, Kno Inc. was acquired by Intel Corporation in order to further develop Intel’s new education business.

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

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We acquire our investments through direct investments with prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly-traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by GSV Asset Management, and GSV Capital Service Company provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing, and big data, internet commerce, sustainability and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser evaluates have financial backing from top tier venture capital funds or other financial or strategic sponsors.

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

In May 2011 we completed our initial public offering of 3,335,000 shares of our common stock at an offering price of $15.00 per share. We completed a follow-on offering of 2,185,000 shares of our common stock in September 2011 at an offering price of $14.15 per share, a follow-on offering of 6,900,000 shares of our common stock in February 2012 at an offering price of $15.00 per share and a follow on offering of 6,900,000 shares of our common stock in May 2012 at an offering price of $16.25 per share. In the aggregate, we have raised approximately $277.7 million in equity capitalization. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”.

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the nine months ended September 30, 2013 include:

Investments totaling $2,879,293 in SugarCRM Inc., a customer relationship management company, comprising an investment of $1,499,999, plus transaction costs, on January 16, 2013 and an investment of $1,379,294, plus transaction costs, on April 1, 2013.

Investments totaling $599,999 in AlwaysOn, Inc., a social media company, comprising an investment of $200,000, plus transaction costs, on February 4, 2013, an investment of $200,000, plus transaction costs, on February 28, 2013, an investment of $24,999, plus transaction costs, on April 26, 2013 and an investment of $175,000, plus transaction costs, on May 24, 2013.

Investments totaling $775,863 in CUX, Inc. (d/b/a CorpU), a corporate education company, comprising an investment of $517,244, plus transaction costs, on February 25, 2013 and an investment of $258,619, plus transaction costs, on May 31, 2013.

An investment of $1,000,000, plus transaction costs, in Fullbridge, Inc., a business education company, on March 22, 2013.

An investment of $1,733,923, plus transaction costs, in ZocDoc Inc., an online medical scheduling company, on April 4, 2013.

An investment of $750,000, plus transaction costs, in AliphCom Inc. (d/b/a Jawbone), an audio electronics company, on May 17, 2013.

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

An investment of $1,099,997, plus transaction costs, in Dataminr, Inc., a Social Media Analytics company, on July 26, 2013.

An investment of $225,000, plus transaction costs, in Kno, Inc., a Digital Textbooks Company, on August 1, 2013.

An investment of $1,000,000, plus transaction costs, in Strategic Data Command, LLC, a software development company, on August 15, 2013.

An investment of $1,500,000, plus transaction costs, in Whittle Schools, an education technology company, on August 30, 2013.

An investment of $250,000, plus transaction costs, in Sinolending Ltd, a Chinese P2P lending company, on September 4, 2013.

An investment of $400,000, plus transaction costs, in Totus Solutions Inc, a LED lighting company, on September 30, 2013.

The fair value, as of September 30, 2013, of all of our portfolio investments was $252,983,446. We also held $28,443,204 in unrestricted cash on September 30, 2013.

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Investment Income

For the three months ended September 30, 2013, we had investment income of $2,644, or $0.00 per share, which consisted of $2,256 of interest income from our portfolio investments and $388 of dividend income primarily from our CUX, Inc preferred shares as well as our money market investments.

For the three months ended September 30, 2012, we had investment income of $13,928, or $0.00 per share, which consisted of $7,063 of interest income from our portfolio investments and $6,865 of dividend income from our money market investments.

The decrease in investment income for the three months ended September 30, 2013 relative to the three months ended September 30, 2012 was primarily due to us no longer carrying fixed income investments during the three months ended September 30, 2013.

Operating Expenses

For the three months ended September 30, 2013, we had $3,016,433 in total operating expenses consisting primarily of investment management fees, administration fees, the loss on fair value adjustment for embedded derivative, interest expense on the Convertible Notes, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended September 30, 2013, was $1,298,858, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended September 30, 2013, were $678,283. The loss on fair value adjustment for embedded derivative was $421,000 for the three months ended September 30, 2013. The interest expense on the Convertible Notes was $191,188. Professional fees, consisting of legal, valuation, and audit and consulting fees, were $198,932 for the three months ended September 30, 2013.

For the three months ended September 30, 2012, we had $2,348,496 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the three months ended September 30, 2012, was $1,351,169, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the three months ended September 30, 2012, were $543,171. Professional fees, consisting of legal, valuation, and audit and consulting fees, were approximately $242,683 for the three months ended September 30, 2012.

The increase in total operating expenses for the three months ended September 30, 2013 relative to the three months ended September 30, 2012 was mostly due to an increase in administration fees incurred. These fees increased due to an increase in our gross and net asset values during the same periods, which impact the fees incurred. Refer to note 2 for further details regarding the calculations of these fees.

Net Increase (Decrease) in Net Assets

For the three months ended September 30, 2013, we had a net change in unrealized appreciation of $8,892,104 or $0.46 per share resulting from appreciation of our investments, including our investments in Twitter Inc., Control4 Corporation, Facebook Inc., and Palantir Technologies. Net realized loss was $162,569, or $0.01 per share during the three months ended September 30, 2013, and resulted from sale of investment in Facebook Inc. Net investment loss was $3,013,789, or $0.16 per share, for the three months ended September 30, 2013, resulting primarily from operating expenses incurred during the quarter. Net increase in net assets resulting from operations was $5,715,746, or $0.29 per share, for the three months ended September 30, 2013.

For the three months ended September 30, 2012, we had a net change in unrealized depreciation of $4,665,272, or $0.24 per share, resulting from of our investment in Facebook, Inc. Net realized loss was $0.00 or $0.00 per share during the three months ended September 30, 2012. Net investment loss was $2,334,568, or $0.12 per share, for the three months ended September 30, 2012, resulting primarily from operating expenses incurred during the quarter. Net decrease in net assets resulting from operations was $6,999,840, or $0.36 per share, for the three months ended September 30, 2012.

The per share figures noted above are based on a weighted-average of 19,320,100 and 19,320,100 shares outstanding for the three months ended September 30, 2013 and 2012, respectively.

Comparison of the nine months ended September 30, 2013 and 2012

Investment Income

For the nine months ended September 30, 2013, we had investment income of $22,902, or $0.00 per share, which consisted of $2,256 of interest income from our portfolio investments and $20,646 of dividend income primarily from our CUX, Inc preferred shares as well as our money market investments.

For the nine months ended September 30, 2012, we had investment income of $242,087, or $0.02 per share, which consisted of $222,047 of interest income from our portfolio investments and $20,040 of dividend income from our money market investments.

The decrease in investment income for the nine months ended September 30, 2013 relative to the nine months ended September 30, 2012 was primarily due to us no longer carrying fixed income investments during the nine months ended September 30, 2013.

Operating Expenses

For the nine months ended September 30, 2013, we had $7,991,327 in total operating expenses consisting primarily of investment management fees and administration fees, the loss on fair value adjustment for embedded derivative, interest expense on the Convertible Notes in addition to legal, audit and consulting fees. The investment advisory fee for the nine months ended September 30, 2013, was $3,828,835, representing the base management fee as provided in our investment advisory agreement. Our base management fee was significantly higher than the same period in 2012 as a result of the increase in our gross assets. Costs incurred under our administration agreement for the nine months ended September 30, 2013, were $2,276,152. The loss on fair value adjustment for embedded derivative was $421,000 for the nine months ended September 30, 2013. The interest expense on the Convertible Notes as $191,188. Professional fees, consisting of legal, valuation, and audit and consulting fees, were $656,796 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we had $5,750,776 in total operating expenses consisting primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. The investment advisory fee for the nine months ended September 30, 2012, was $3,099,186, representing the base management fee as provided in our investment advisory agreement. Costs incurred under our administration agreement for the nine months ended September 30, 2012, were $1,490,966. Professional fees, consisting of legal, valuation, and audit and consulting fees, were approximately $597,089 for the nine months ended September 30, 2012.

The increase in total operating expenses for the nine months ended September 30, 2013 relative to the nine months ended September 30, 2012 was mostly due to an increase in management fees as well as administration fees incurred. These fees increased due to an increase in our gross and net asset values during the same periods, which impact the fees incurred. Refer to note 2 for further details regarding the calculations of these fees.

Net Increase (Decrease) in Net Assets

For the nine months ended September 30, 2013, we had a net change in unrealized appreciation of $19,545,712 or $1.01 per share resulting from appreciation of our investments, including our investments in Twitter, Inc., Control4 Corporation, Palantir Technologies, Inc., and Facebook Inc., as well as the reclassification of the losses on our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC from unrealized loss to realized loss on investments. Net realized loss was $9,837,093, or $0.51 per share, and resulted from sales of investments in Groupon Inc., and Zynga, Inc., as well as the write-off of our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC. Net investment loss was $7,968,425, or $0.41 per share, for the nine months ended September 30, 2013, resulting primarily from operating expenses incurred during the quarter. Net decrease in net assets resulting from operations was $1,740,194, or $0.09 per share, for the nine months ended September 30, 2013.

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

The per share figures noted above are based on a weighted-average of 19,320,100 and 15,013,896 shares outstanding for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

At September 30, 2013, we had investments in 46 portfolio companies with costs totaling $245,188,384, and unrestricted cash in the amount of $28,443,204.

We completed a follow-on offering of 6,900,000 shares of our common stock in February 2012 at an offering price of $15.00 per share and on May 11, 2012, we priced a subsequent follow-on equity offering of

6,900,000 shares of our common stock at an offering price of $16.25 per share resulting in approximately $105.4 million in equity capitalization. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of September 30, 2013, except for amounts retained for purposes of funding our ongoing expenses.

Our current policy is to maintain cash and marketable security reserves in an amount sufficient to pay our operating expenses, including investment management fees, incentive fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions and Certain Relationships”. We incurred approximately $1,298,858 and $3,828,835 in investment management fees and $678,283 and $2,276,152 in costs incurred under the administration agreement for the three and nine months ended September 30, 2013, respectively. We incurred approximately $1,351,169 and $3,099,186 in investment management fees and $543,171 and $1,490,966 in costs incurred under the administration agreement for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, the fair value of our portfolio investments was equal to the cost of the investments, net of unrealized depreciation representing transaction costs and any fair value adjustments. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments.

On August 6, 2013, we executed a non-binding term sheet with SVB for the Proposed SVB Facility of $18 million. As set forth in the term sheet, the Proposed SVB Facility would be secured by substantially all of our assets, including interests in our portfolio companies, and have a three-year term with an interest rate of WSJ Prime plus 4.75%, with an interest rate floor of 8.00%. Our term sheet with SVB is non-binding, and the final terms and conditions of the Proposed SVB Facility, including term and interest rate, remain subject to satisfactory completion of SVB’s due diligence and credit approval process and the negotiation of final definitive agreements acceptable to both parties. We cannot be certain when or if we will be successful in closing on the proposed credit facility contemplated in the term sheet. SVB’s obligation to lend under the Proposed SVB Facility would terminate if we compete with SVB in providing loans, directly or indirectly, to our portfolio companies or any of their subsidiaries.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible Notes	$69.0	$—	$—	$—	$69.0
Total	$69.0	$—	$—	$—	$69.0

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the taxable year ended December 31, 2012, we were taxed as a C Corporation subject to federal and state corporate income taxes. We may elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year if management determines that it is in the best interests of the Company and the Company is able to satisfy the requirements to be treated as a RIC. However, if we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. We currently intend to apply for this certification, but no assurance can be given that we will receive it, or that we will otherwise qualify as a RIC for our 2013 taxable year. If we opt not to elect to be taxed as a RIC or are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. See “Material U.S. Federal Income Tax Considerations.” There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. In addition, although it is currently its intention to do so, at the present time, the Company cannot assure you whether it will elect to be treated as a RIC for its 2013 taxable year. If it opts not to do so, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year.

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

Borrowings

Convertible senior notes payable

On September 17, 2013, the Company issued $69,000,000 aggregate principal amount of the Convertible Notes (the “Convertible Notes) (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes). The Convertible Notes bear interest at a rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity.

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association, (the “trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Notes will be secured by a pledge of the company’s interest in the escrow account. In accordance with the Interest Escrow, the Company placed $10,845,236 of government securities in an escrow account with the Trustee. These government securities are shown on the consolidated schedule of investments.

As of September 30, 2013, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Notes, junior (other than to the extent of the interest escrow), to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by our subsidiaries.

The Convertible Notes contain an interest make-whole payment provision pursuant to which holders who convert their notes prior to September 15, 2016 will receive, in addition to a number of shares of our common stock calculated at the applicable conversion rate for principal amount of notes being converted, the cash proceeds from sale by the escrow agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted. Under ASC 815-10-15-74(a), the interest make-whole payment is considered an embedded derivative and is separated from the host contract, the Convertible Notes, and carried at fair value.

August 6, 2013, we executed a non-binding term sheet with SVB for the Proposed SVB Facility of $18 million. As set forth in the term sheet, the Proposed SVB Facility would be secured by substantially all of our assets, including interests in our portfolio companies, and would have a three-year term with an interest rate of WSJ Prime plus 4.75%, with an interest rate floor of 8.00%. Our term sheet with SVB is non-binding, and the final terms and conditions of the Proposed SVB Facility, including term and interest rate, remain subject to satisfactory completion of SVB’s due diligence and credit approval process and the negotiation of final definitive agreements acceptable to both parties. Negotiations regarding the final credit agreement remain ongoing. We cannot be certain when or if we will be successful in closing on the proposed credit facility contemplated in the term sheet. The Proposed SVB Facility, if consummated, is expected to be effectively senior to the Convertible Notes to the extent of the value of the assets securing such indebtedness (other than to the extent of the interest escrow).

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,298,858 and $3,828,835 in base management fees and $0 in incentive fees for the three and nine months ended September 30, 2013, respectively. GSV Asset Management earned $1,351,169 and $3,099,186 in base fees and $0 in incentive fees for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, we were owed $15,067 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management.

In addition as of September 30, 2013, we owed GSV Asset Management $33,803, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

As of September 30, 2012, we were owed $3,315 from GSV Asset Management for reimbursement of legal fees paid for by us that were the responsibility of GSV Asset Management.

In addition as of September 30, 2012, we owed GSV Asset Management $41,197 for reimbursement of travel-related and other expenses. We owed certain officers and directors $917 in reimbursements for travel-related and other expenses.

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $678,283 and $2,276,152 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2013 respectively. There were $543,171 and $1,490,966 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2012, respectively.

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

Recent Developments

On October 10, 2013, the Company formed a wholly-owned subsidiary, Coursera@GSV Fund, LP, a Delaware limited partnership, to hold portfolio investments.

Subsequent to September 30, 2013, the Company closed on investments of $9.7 million, plus transaction costs as follows:

An investment of $250,000, plus transaction costs, in S3 Digital Corp, a sports analytics company, on October 1, 2013.

Investments totaling $1,333,332 in Global Education Learning, an education technology company, comprising of an investment of $900,000, plus transaction costs, on October 2, 2013 and an investment of $433,332, plus transaction costs, on October 4, 2013.

An investment of $250,000, plus transaction costs, in Fullbridge Inc., a business education company, on October 10, 2013.

Investments totaling of $950,000, in Sugar CRM Inc., a customer relationship company, comprising of an investment of $855,000, plus transaction costs, on October 17, 2013 and an investment of $95,000, plus transaction costs, on October 28, 2013.

An investment of $2,430,016, plus transaction costs, in ePals Inc., an education technology company, on October 22, 2013.

An investment of $4,519,444, plus transaction costs, in Coursera Inc., an online education company, on October 31, 2013.

On November 7, 2013, Twitter Inc. priced its initial public offering, selling 70,000,000 shares at a price of $26 per share. To the extent that the underwriters sell more than 70,000,000 shares of common stock, the underwriters have the option to purchase up to an additional 10,500,000 shares from Twitter Inc. at the public offering price less the underwriting discount. GSV Capital Corp.’s shares in Twitter Inc. are subject to a lock-up agreement.

On November 8, 2013, Kno Inc., a digital textbook company, paid off the term loan for $225,000, plus interest of $7,425, issued by GSV on August 8, 2013. Also on November 8, 2013, Kno Inc. was acquired by Intel Corporation in order to further develop Intel’s new education business.

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

As of September 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. With the exception of the risk factors set forth below, there have been no material changes during the nine months ended September 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities), may encourage GSV Asset Management to use leverage to make additional investments. On September 17, 2013, we completed a private placement of 5-year unsecured 5.25% Convertible Notes. A total of $69.0 million in aggregate principal amount of the Convertible Notes were issued at the closing. We will be required, however, to obtain the approval of our Board of Directors before we incur any additional indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

Borrowings, such as the Convertible Notes, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the Convertible Notes, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the Convertible Notes and any future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to GSV Asset Management will be payable on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur additional leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of such leverage, including any increase in the management fee payable to GSV Asset Management.

We will be subject to corporate-level income tax if we are profitable and we are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

We were taxed as a regular C corporation under the Code for our 2012 taxable year, but we did not have any taxable income. We may elect to be treated as a RIC under subchapter M of the Code for our 2013 taxable year if management determines that it is in our interests to do so and we are able to satisfy the requirements under subchapter M of the Code. However, for our 2013 taxable year, if we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available,” we will not be eligible to elect to be treated as a RIC. We currently intend to apply for this certification for our 2013 taxable year, but no assurance can be given that we will receive it, that Management will determine it is in our best interests to qualify as a RIC for our 2013 taxable year, or if we intend to elect to be treated as a RIC, that we will be able to do so. See “Material U.S. Federal Income Tax Considerations — Taxation of the Company — Taxation of the Company as a RIC.”

Management generally believes that it will be in our best interests to be treated a RIC in any year in which we are profitable. If we fail to qualify as a RIC for any year in which we are profitable and such profits exceed certain loss carry forwards that we are entitled to utilize, we will be subject to corporate-level tax on our income, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.

In any year in which we intend to be treated as a RIC, we may be forced to dispose of investments at times when our investment adviser would not otherwise do so or raise additional capital at times when we would not otherwise do so, in each case in order to qualify for the special tax treatment accorded to RICs.

In order to qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities or income from “qualified publicly traded partnerships.” To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests in any year in which we intend to be treated as a RIC may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. In addition, in order to satisfy the annual distribution requirement for a RIC, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under the terms of our indebtedness, including the notes, that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to dispose of investments quickly enough to meet the asset diversification requirements at the end of a quarter or obtain cash from other sources in order to meet the annual distribution requirement, we may fail to qualify for special tax treatment accorded to RICs and, thus, be subject to corporate-level income tax on our income.

Risks Related to Our Convertible Notes

Our stockholders may experience dilution upon the conversion of our Convertible Notes.

Our Convertible Notes are convertible into shares of our common stock, at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, we must deliver shares of our common stock. The conversion rate of our Convertible Notes was initially, and currently is, 61.5091 shares of our common stock per $1,000 principal amount of our Convertible Notes (equivalent to a conversion price of approximately $16.26 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $69.0 million convertible debt currently outstanding is 4,244,128. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

We may not have, or have the ability to raise, the funds necessary to repurchase our Convertible Notes upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of our Convertible Notes.

Holders of our Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor. In addition, our ability to repurchase our Convertible Notes or deliver shares of our common stock upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness, including our credit facilities. Our failure to repurchase the notes at a time when the repurchase is required by the indenture relating to the Convertible Notes or to deliver any shares of our common stock deliverable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our Convertible Notes.

Provisions of our Convertible Notes could discourage an acquisition of us by a third party.

Certain provisions of our Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of a fundamental change, the holders of our Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes, plus accrued and unpaid interest. We may also be required to increase the conversion rate of the Convertible Notes in certain other circumstances, including in the event of certain fundamental changes. These provisions could discourage an acquisition of us by a third party.

Certain adverse consequences could result if our Convertible Notes are treated as equity interests in us for purposes of regulations under the Employee Retirement Income Security Act of 1974.

Pursuant to regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”), it is possible that, due to their convertibility feature, our Convertible Notes could be treated as equity interests in us. In that event, if employee benefit plans subject to Title I of ERISA, plans that are not subject to ERISA but that are subject to Section 4975 of the Internal Revenue Code (the “Code”), such as individual retirement accounts, and entities that are deemed to hold the assets of such plans or accounts (such plans, accounts, and entities, “Benefit Plan Investors”) were to acquire 25% or more of the aggregate value of our Convertible Notes, among other consequences, we and our management would be subject to ERISA fiduciary duties, and certain transactions we might enter into, or may have entered into, in the ordinary course of our business might constitute non-exempt “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code and might have to be rescinded at significant cost to us. Moreover, if our underlying assets were deemed to be assets constituting plan assets, (i) our assets could be subject to ERISA’s reporting and disclosure requirements, (ii) a fiduciary causing a Benefit Plan Investor to make an investment in our equity interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor, and (iii) various providers of fiduciary or other services to us, and any other parties with authority or control with respect to our assets, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services.

We do not believe that our Convertible Notes should be treated as equity interests in us for purposes of ERISA in light of the relevant regulations. No assurance can be given, however, that our Convertible Notes will not be so treated.

The accounting for convertible debt securities is complex and subject to uncertainty.

The accounting for convertible debt securities is complex and subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. The issuance of our Convertible Notes may have an accounting effect on our earnings per share on a fully diluted basis. Further, we cannot predict if or when changes in the accounting for convertible debt securities could be made and whether any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price or value of our common stock.

Risks Related to Our Common Stock

Investors in any future offerings may incur immediate and substantial dilution.

Commissions and discounts payable to any underwriters, together with our organizational expense and other expenses of any future offering, may reduce the net proceeds of any such offering available for us to invest. As of September 30, 2013 our net asset value was $254,322,995 or $13.16 per share. Depending upon the public offering price, and after deducting the underwriting discounts and commissions and the related offering expenses payable by us, in connection with any future offering, investors in any such offering may be subject to an immediate and substantial dilution.

We may in the future choose to pay dividends in our common stock, in which case our stockholders may be required to pay tax in excess of the cash they receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in common stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*
3.2	Articles of Amendment**
3.3	Bylaws*
4.1	Form of Common Stock Certificate*
10.1	Form of Dividend Reinvestment Plan*
10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC***
10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC***
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*
10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**
10.7	Indenture, dated September 17, 2013, relating to the 5.25% Senior Convertible Notes due 2018, by and between the Registrant and the U.S. Bank National Association, as trustee****
10.8	Pledge and Escrow Agreement, dated September 17, 2013, by and between the Registrant and the U.S. Bank National Association, as trustee****
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011.
**	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011.
***	Previously filed in connection with Annual Report for the fiscal year ended December 31, 2012 on Form 10-K (File No. 814-00852), filed on March 14, 2013.
****	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on September 18, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: November 12, 2013	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: November 12, 2013	By: /s/ Stephen D. Bard Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)