Form 10-K
period 2013-12-31
GSV Capital Corp.
filed 2014-03-17
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00852

GSV Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)

2925 Woodside Road Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

(650) 235-4769

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 28, 2013, based on the closing price on that date of $7.86 on the NASDAQ Capital Market, was $150,776,399. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 19,320,100 shares of the Registrant’s common stock outstanding as of March 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

GSV CAPITAL CORP.

i

PART I

Item 1.	Business

GSV Capital

GSV Capital Corp. (the “Company”, “we”, “our” or “GSV Capital”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe are rapidly growing venture capital-backed emerging companies. We acquire our investments through direct investments with prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly-traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management” or “investment adviser”), and GSV Capital Service Company, LLC (“GSV Capital Service Company” or the “administrator”) provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying potentially high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, sustainability and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Venture capital funds or other financial or strategic sponsors have invested in the vast majority of the companies that our investment adviser evaluates.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2013 was $14.91. On December 31, 2013, the last reported sale price of a share of our common stock on the NASDAQ Capital Market was $12.09.

About GSV Asset Management

Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.” GSV Asset Management is led by Michael T. Moe, our president, chief executive officer and chairman of our board of directors. Mr. Moe is assisted by Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary, and David V. Crowder, our Executive Vice President, whom we refer to collectively as GSV Asset Management’s senior investment professionals. Mr. Moe co-founded and previously served as chairman and chief executive officer of ThinkEquity Partners, an asset management and investment banking firm focusing on venture capital, entrepreneurial and emerging private companies. Prior to founding ThinkEquity, Mr. Moe served as Head of Global Growth Research at Merrill Lynch and before that served as Head of Growth Research and Strategy at Montgomery Securities.

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

Investment Opportunity

We believe that society is experiencing a convergence of numerous disruptive trends, producing new high-growth markets. For example, the growth of both social networking and connected mobile devices, such as smartphones and tablets, has opened up new channels for communication and real-time collaboration. The number of devices and people that regularly connect to the Internet has increased dramatically in recent years, generating significant demand for always accessible, personalized and localized content and real-time online interactivity. Similarly, the advent of education technology, and insights with respect to how, and what, people learn, are also disrupting the traditional educational sector. These factors are creating opportunities for new market participants and significant growth for established companies with leading positions capitalizing on these trends.

At the same time, we believe that the initial public offering, or “IPO,” markets have experienced substantial structural changes which have made it significantly more challenging for private companies to go public. Volatile equity markets, a lack of investment research coverage for private and smaller companies and investor demand for a longer history of revenue and earnings growth have resulted in companies staying private significantly longer than in the past. In addition, increased public company compliance obligations such as those imposed by the Sarbanes-Oxley Act of 2002 have made it more costly and less attractive to become a public company. As a result, there are significantly fewer IPOs today than there were during the 1990’s, with prospective public companies taking longer to come to market. For example, from 1991 – 2000, there were 4,361 IPOs in the United States, of which 1,701 were venture-capital backed. From 2011 – 2013 there were 401 IPOs, of which 198 were venture capital backed.

Investment Strategy

We seek to maintain a portfolio of potentially high-growth emerging private companies via a repeatable and disciplined investment approach, as well as to provide investors with access to such companies through our publicly traded common stock.

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We have adopted the following business strategies to achieve our investment objective:

•	Identify high quality growth companies. Based on our extensive experience in analyzing technology trends and markets, we have identified the technology sub-sectors of social mobile, cloud computing and big data, internet commerce, sustainability and education technology, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists are investing.

We leverage a combination of our relationships throughout Silicon Valley and our independent research to identify leaders in our targeted sub-sectors that we believe are differentiated and best positioned for sustained growth. Our evaluation process is based on what we refer to as “the four Ps”:

•	People — Organizations led by strong management teams with in-depth operational focus
•	Product — Differentiated and disruptive products with leading market positioning
•	Potential — Large addressable markets
•	Predictability — Ability to forecast and drive predictable and sustainable growth

We consider these to be the core elements for identifying rapidly growing emerging companies.

•	Acquire positions in targeted investments. We seek to add to our portfolio by sourcing investments at an acceptable price through our disciplined investing strategy. To this end, we utilize multiple methods to acquire equity stakes in private companies that are not available to many individual investors.

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

•	Create access to a diverse investment portfolio. We seek to hold a varied portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively diversified portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

Competitive Advantages

We believe that we will benefit from the following competitive advantages in executing our investment strategy:

•	Experienced team of investment professionals. Our investment adviser’s senior investment professionals, its Advisory Board and our board of directors have significant experience researching and investing in the types of potentially rapidly growing venture capital-backed emerging companies we are targeting for investment. Through our proprietary company evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.
•	Disciplined and repeatable investment process. We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry “aggregators” that accumulate stock at market prices, we conduct valuation analyses and make acquisitions only when we can invest at valuations that we believe are attractive to our investors. Following this process, we have completed investments in the 49 companies in our portfolio as of December 31, 2013.
•	Deep relationships with significant credibility to source and complete transactions. GSV Asset Management and its senior investment professionals are strategically located in the heart of Silicon Valley in Woodside, California. During the course of over two decades of researching and investing in emerging private companies, our investment adviser’s senior investment professionals have developed strong reputations within the investing community, particularly within technology-related

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

Operating and Regulatory Structure

GSV Capital was formed as a Maryland corporation that is an externally managed, non-diversified closed-end management investment company. We completed our initial public offering in May 2011 and have elected to be treated as a business development company under the 1940 Act. As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include, among other things, securities of “eligible portfolio companies.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See “Regulation as a Business Development Company.” We were taxed as a regular corporation (a “C corporation”) under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”) for our 2012 taxable year. We may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Code, if we are able to satisfy the requirements under subchapter M of the Code. We will be unable to satisfy such requirements for the 2013 taxable year unless the SEC certifies us as being principally engaged in the furnishing of capital to certain types of development companies. See “Material U.S. Federal Income Tax Considerations.”

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

Investment Process

Concentrated Technology-related Focus

During the course of over two decades of researching and investing in non-public companies, we have identified five areas from which we expect to see significant numbers of high-growth companies emerge: new media, communication, alternative energy, education technology, and the consumerization of information technology. These broad markets have the potential to produce disruptive technologies, reach a large addressable market and provide significant commercial opportunities. Within these areas we have identified broad trends that could create significant positive effects on growth such as globalization, consolidation, branding, convergence and network effects. From within these broad technology themes, we have selected five sub-segments in which we target companies for investment: social mobile, cloud computing and big data, internet commerce, sustainability and education technology. We remain focused on selecting market leaders within the sub-segments we have identified, while continuing to review our pipeline to ensure we are tracking the next phase of leaders.

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

Portfolio Construction and Sourcing

Upon completion of our research and due diligence process, we select investments for inclusion in our portfolio based on their relative qualitative ranking, fundamentals and valuation. We seek to create a relatively varied portfolio that we expect will include investments in companies representing a broad range of investment themes. We generally choose to pursue specific investments based on the availability of shares and valuation expectations. We utilize a combination of secondary marketplaces, direct purchases from stockholders and direct equity investments in order to make investments in our portfolio companies. Once we have established an initial position in a portfolio company, we may choose to increase our stake through subsequent purchases. Maintaining a balanced portfolio is a key to our success, and as a result we constantly evaluate the composition of our investments and our pipeline to ensure we are exposed to a diverse set of companies within our target segments.

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

Portfolio Overview

At December 31, 2013, our portfolio was invested approximately 62.9% in common shares, 36.6% in preferred shares, 0.2% in membership interests, 0.2% in loans, and 0.1% in equity warrants. Such percentages are not inclusive of our holdings of U.S. Treasury securities.

Our ten largest portfolio company investments at December 31, 2013, based on the combined fair value of the securities we hold in each portfolio company, were as follows:

		As of December 31, 2013
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Twitter, Inc.	Social Communication	$32,991,111	$102,822,460	35.71%
Palantir Technologies, Inc.	Cyber Security	21,060,447	33,838,830	11.75
Dropbox, Inc.	Online Storage	13,656,486	15,855,197	5.51
Coursera, Inc.	Online Education	14,519,443	14,519,443	5.04
Control4 Corporation	Home Automation	7,010,762	13,300,129	4.62
2U, Inc. (f/k/a 2tor, Inc.)	Online Education	10,031,318	11,310,709	3.93
Solexel, Inc.	Solar Power	11,017,561	11,286,628	3.92
Avenues Global Holdings LLC(1)	Globally-focused Private School	10,150,484	10,014,270	3.48
Curious.com, Inc.	Online Education	10,000,003	10,000,003	3.47
PayNearMe, Inc.	e-Commerce	10,000,001	10,000,000	3.47
Total		$140,437,616	$232,947,669	80.90%

(1)	Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2013:

Twitter, Inc.

Twitter, Inc. is a social networking company. Twitter, Inc. is a real-time information network that allows users to send and receive information.

Palantir Technologies, Inc.

Palantir Technologies, Inc. solves critical intelligence and security issues for government agencies, banks, and large institutions.

Dropbox, Inc.

Dropbox, Inc. is a provider of cloud storage that enables users to store and share files across the internet.

Coursera, Inc.

Coursera, Inc. is an education company that partners with the top universities and organizations in the world to offer courses online for anyone to take, for free.

Control4 Corportation

Control4 Corporation, a leading provider of personalized automation and control solutions, allows you to control virtually any device in a home or business, automatically.

2U, Inc. (f/k/a 2tor, Inc.)

2U, Inc. (f/k/a 2tor, Inc.), partners with universities, providing technology solutions to manage students from recruitment to post-graduation job placement, as well as develop and deliver curriculum in a virtual environment.

Solexel, Inc.

Solexel, Inc. is developing high-efficiency, low-cost, crystalline silicon solar cells and modules for photovoltaic electricity generation.

Avenues Global Holdings LLC

Avenues Global Holdings LLC, is a private pre-K through 12th grade school that aspires to ultimately become a single school with multiple integrated global campuses, raising the global standard for top-tier private schools.

Curious.com, Inc.

Curious.com, Inc. is an online educational marketplace which offers a variety of topics for users to use for educational purposes.

PayNearMe, Inc.

PayNearMe, Inc. is a cash transaction network that makes it easy for payees to accept cash payments quickly and easily through any of 17,000 participating 7-Eleven, Family Dollar, and ACE Cash Express stores nationwide.

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

Competition

Our primary competitors include specialty finance companies including late stage venture capital funds, private equity funds, other crossover funds, public funds investing in private companies and business development companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure.”

Employees

While we have executive officers, they receive no direct compensation from us, and we have no direct employees. Our day-to-day investment operations are managed by our investment adviser. In addition, we reimburse GSV Capital Service Company for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and any administrative support personnel. See “Investment Advisory Agreement.”

Determination of Net Asset Value

We determine the net asset value of our investment portfolio after the conclusion of each fiscal quarter in connection with the preparation of our annual and quarterly reports filed under the Exchange Act, or more frequently if required under the 1940 Act.

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations, including securities that trade on secondary markets for private securities, are valued at fair value as determined in good faith by our board of directors. In connection with that determination, members of our investment adviser’s portfolio management team will prepare portfolio company valuations using, when available, the most recent portfolio company financial statements and forecasts. We also engage an independent valuation firm to perform independent valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We may also engage an independent valuation firm to perform independent valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.

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

There is inherent subjectivity in determining the fair value of our investments. In addition, we will accrue as a liability, each time we calculate net asset value, the amount which we may owe our Adviser for the income incentive fee and capital gains incentive fee, the latter of which is based on the amount of unrealized and realized capital appreciation. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our board of directors, with the assistance of our valuation committee. The Company also recognizes a deferred tax liability for unrealized gains on its investments that is considered in calculating net asset value.

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

GSV Asset Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. GSV Asset Management currently serves as the investment adviser for GSV X Fund (“GSV X Fund”), a global long/short absolute return fund and Coursera@GSV Fund, LP, a special purpose vehicle comprised of an underlying investment in Coursera stock. GSV Asset Management does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management. However, to the extent it does identify such opportunities, GSV Asset Management will allocate such opportunities between GSV Capital and such other funds pursuant to an established procedure that is designed to ensure that such allocation is fair and equitable.

Management Fees

We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to GSV Asset Management, and any incentive fees earned by GSV Asset Management, are ultimately borne by our common stockholders.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2.00% of our gross assets, which is defined as our total assets as reflected on our balance sheet (with no deduction for liabilities). For the period from the close of the initial public offering through and including December 31, 2011, the Base Fee was payable monthly in arrears, and was calculated based on the initial value of our assets upon the closing of our initial public offering in April 2011. For the year ended December 31, 2013, the Base Fee was payable monthly in arrears, and was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Fee for any partial month or quarter was appropriately pro-rated.

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

Our realized capital gains from each investment, expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, will be compared to a hurdle rate of 8.00% per year. We will only pay an incentive fee on any realized capital gains from an investment that exceeds the hurdle rate. We will pay GSV Asset Management an incentive fee with respect to our realized capital gains from each investment as follows:

•	No incentive fee is payable on the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, does not exceed the hurdle rate of 8.00% per year.
•	We pay as an incentive fee 100% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds the hurdle rate of 8.00% per year but is less than a rate of 10.00% per year. We refer to this portion of our realized capital gains from each investment (which exceeds the hurdle rate but is less than 10.00%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of the amount of our realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.
•	We pay as an incentive fee 20% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.

In no event, however, will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Refer to the “Related Party Transactions” section of the MD&A for detail of incentive fees paid and accrued.

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

Example: Calculation of incentive fee

Alternative 1:

Assumptions

•	Hurdle rate = 8.00% non-compounded annual rate of return
•	Hurdle rate = (purchase price) × (8% × (days owned/365))
•	Catch-up rate = 10.00% non-compounded annual rate of return
•	Catch-up rate = (purchase price) × (10% × (days owned/365))
•	Year 1: $20,000,000 investment made on March 15 in Company A (“Investment A”), and $30,000,000 investment made on February 1 in Company B (“Investment B”)
•	Year 2: Investment A is sold on September 15 for $25,000,000, and fair market value (“FMV”) of Investment B is determined to be $28,000,000

•	Year 3: FMV of Investment B is determined to be $28,000,000
•	Year 4: Investment B is sold on March 1 for $38,000,000

The incentive fee would be calculated as follows:

•	Year 1: None
•	Year 2: Incentive fee calculation:
•	Hurdle rate for Investment A = ($20,000,000) × (8% × (550 days/365))
•	Hurdle rate for Investment A = $2,410,959
•	Catch-up rate for Investment A = ($20,000,000) × (10% × (550 days/365))
•	Catch-up rate for Investment A = $3,013,699
•	Incentive fee on Investment A = 20% × $5,000,000 (since the hurdle rate has been satisfied and the catch up has been fully achieved)
•	Incentive fee on Investment A = $1,000,000
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = 20% × ($5,000,000 – $2,000,000 (unrealized depreciation on Investment B))
•	Maximum incentive fee = 20% × $3,000,000
•	Maximum incentive fee = $600,000
•	Incentive fee paid = $600,000 (because the incentive fee payable on Investment A exceeds the maximum incentive fee, the maximum incentive fee applies)
•	Year 3: None
•	Year 4: Incentive fee calculation:
•	Hurdle rate for Investment B = ($30,000,000) × (8% × (1,124 days/365))
•	Hurdle rate for Investment B = $7,390,685
•	Catch-up rate for Investment B = ($30,000,000) × (10% × (1,124 days/365))
•	Catch-up rate for Investment B = $9,238,356
•	Incentive fee on Investment B = 100% × ($8,000,000 – $7,390,685 (since the hurdle rate has been satisfied, but the catch up has not been fully achieved)
•	Incentive fee on Investment B = $609,315
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = (20% × $13,000,000) – ($600,000 (previously paid incentive fees))
•	Maximum incentive fee = $2,000,000
•	Incentive fee paid = $609,315 (because the incentive fee payable on Investment B does not exceed the maximum incentive fee)

Alternative 2:

Assumptions

•	Hurdle rate = 8.00% non-compounded annual rate of return
•	Hurdle rate = (purchase price) × (8% × (days owned/365))

•	Catch-up rate = 10.00% non-compounded annual rate of return
•	Catch-up rate = (purchase price) × (10% × (days owned/365))
•	Year 1: $20 million investment made on March 15 in Company A (“Investment A”), $30 million investment made on February 1 in Company B (“Investment B”), and $25 million investment made on September 1 in Company C (“Investment C”)
•	Year 2: Investment A is sold on September 15 for $50 million, FMV of Investment B is determined to be $25 million, and FMV of Investment C is determined to be $25 million
•	Year 3: FMV of Investment B is determined to be $27 million and Investment C is sold on December 1 for $30 million
•	Year 4: FMV of Investment B is determined to be $35 million
•	Year 5: Investment B is sold on March 1 for $20 million

The incentive fee would be calculated as follows:

•	Year 1: None
•	Year 2: Incentive fee calculation:
•	Hurdle rate for Investment A = ($20,000,000) × (8% × (550 days/365))
•	Hurdle rate for Investment A = $2,410,959
•	Catch-up rate for Investment A = ($20,000,000) × (10% × (550 days/365))
•	Catch-up rate for Investment A = $3,013,699
•	Incentive fee on Investment A = 20% × $30,000,000 (since the hurdle rate has been satisfied and the catch up has been fully achieved)
•	Incentive fee on Investment A = $6,000,000
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = 20% × ($30,000,000 – $5,000,000 (unrealized depreciation on Investment B))
•	Maximum incentive fee = $5,000,000
•	Incentive fee paid = $5,000,000 (because the incentive fee payable on Investment A exceeds the maximum incentive fee, the maximum incentive fee applies)
•	Year 3: Incentive fee calculation:
•	Hurdle rate for Investment C = ($25,000,000) × (8% × (822 days/365))
•	Hurdle rate for Investment C = $4,504,110
•	Catch-up rate for Investment C = ($25,000,000) × (10% × (822 days/365))
•	Catch-up rate for Investment C = $5,630,137
•	Incentive fee on Investment C = 100% × ($5,000,000 – $4,504,110 (since the hurdle rate has been satisfied, but the catch up has not been fully achieved))
•	Incentive fee on Investment C = $495,890
•	Maximum incentive fee = 20% × (cumulative realized capital gains – (cumulative realized losses + cumulative net unrealized depreciation)) – (previously paid incentive fees)
•	Maximum incentive fee = 20% × ($35,000,000 – $3,000,000 (unrealized depreciation on Investment B)) – ($5,000,000 (previously paid incentive fees))

•	Maximum incentive fee = $1,400,000
•	Incentive fee paid = $495,890 (because the incentive fee payable on Investment C does not exceed the maximum incentive fee)
•	Year 4: None
•	Year 5: None

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

Payment of our Expenses

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, are provided and paid for by GSV Asset Management. We are responsible for all other costs and expenses of our operations and transactions, including (without limitation) the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments (including the legal, accounting and travel expenses incurred in connection with making investments), including fees and expenses associated with performing due diligence reviews of prospective investments (in each case subject to approval of our board of directors); transfer agent and custodial fees; fees and expenses associated with marketing efforts (including attendance at investment conference and similar events); federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses; brokerage commissions; costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws including costs of proxy statements, stockholders’ reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either GSV Capital Service Company or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and other staff providing administrative services. All of these expenses are ultimately borne by our common stockholders.

Duration and Termination

The Investment Advisory Agreement was reapproved by our board of directors on February 26, 2014. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on February 26, 2014 to reapprove the Investment Advisory Agreement. In its consideration of the reapproval of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to a separate Administration Agreement, GSV Capital Service Company, a Delaware limited liability company, furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. The principal executive offices of GSV Capital Service Company are located at 2925 Woodside Road, Woodside, CA 94062. Under the Administration Agreement, GSV Capital Service Company also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and other staff providing administrative services. In accordance with the terms of the Administration Agreement, overhead and other administrative expenses are generally allocated between us and GSV Asset Management by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of GSV Asset Management. To the extent personnel retained by GSV Service Company perform administrative tasks for GSV Asset Management, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by GSV Asset Management. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

License Agreement

We have entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant us a non-exclusive, royalty-free license to use the name “GSV.” Under this agreement, we have a right to use the GSV name for so long as the Investment Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, we will have no legal right to the “GSV” name.

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

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the business development company, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a business development company, until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. Due to the changes in the composition of our portfolio, primarily attributable to the initial public offering and subsequent increase in value of Twitter, non-qualifying assets exceed 30% of gross assets as of December 31, 2013. Therefore, we cannot acquire any new non-qualifying assets until such assets represent less than 30% of gross assets.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, our management prepares an annual report regarding its assessment of our internal control over financial reporting, and obtains an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GSV Asset Management. The Proxy Voting Policies and Procedures of GSV Asset Management are set forth below. The guidelines will be reviewed periodically by GSV Asset Management and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to GSV Asset Management.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, a trader in securities that elects to use a mark-to-market method of accounting for its securities holdings, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Internal Revenue Code of 1986, as amended the “Code”). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

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

A “Non-U.S. stockholder” generally is a beneficial owner of shares of our common stock who is not a U.S. stockholder.

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

Election to be Taxed as a RIC

We were taxed as a regular corporation (a “C corporation”) under subchapter C of the Code, for our 2012 taxable year.

Beginning with our 2013 taxable year, we may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Code, if we are able to satisfy the requirements under subchapter M of the Code. We will not be eligible to elect to be treated as a RIC for our 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” (an “SEC Certification”) for our 2013 taxable year. In the event that we do not receive such SEC Certification, we will not satisfy the diversification tests discussed below. If we receive the SEC Certification, certain of the asset diversification requirements will be modified as described below, which will allow us to satisfy the diversification requirements. On December 4, 2013 we filed an application with the SEC for an SEC Certification for our 2013 taxable year, but no assurance can be given that we will receive an SEC Certification.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to be eligible for pass-through tax treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”) and meet certain asset diversification requirements on a quarterly basis. Although it is currently our intention to do so, at the present time, we cannot be certain whether we will elect to be treated as a RIC for our 2013 taxable year. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year.

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

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

An alternative 50% Diversification Test applies to certain RICs that obtain SEC Certification for the applicable taxable year. Such SEC Certification may not be received earlier than 60 days prior to the close of the taxable year to which it applies. If a RIC has received this certification, then, for purposes of the 50% Diversification Test, securities of an issuer will be treated as good investments as long as the RIC’s basis in the securities of such issuer did not exceed 5% of the RIC’s total assets when acquired whether or not the RIC owns more than 10% of the voting securities of such issuer. This alternative test does not apply to the securities of any issuer if the RIC has continuously held securities of the issuer for 10 or more years preceding the applicable quarter end. The 25% Diversification Test is not affected by this alternative 50% Diversification Test. On December 4, 2013 we filed an application with the SEC for SEC Certification for our 2013 taxable year. We can provide no assurance that we will receive such certification. If we fail to receive this SEC Certification, we will not be able to satisfy the 50% Diversification Test for 2013 and therefore would not be eligible to make an election to be treated as a RIC for our 2013 taxable year.

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

We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. See “Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

We invest principally in the equity and equity-related securities of rapidly growing venture capital-backed emerging companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. In addition, the private company securities we acquire are often subject to drag-along rights, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be, in our opinion, inadequate or undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize gain in an amount that we deem appropriate on our investment. Further, capital market volatility and the overall market environment may preclude our portfolio companies from realizing liquidity events and impede our exit from these investments. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments unless and until the portfolio companies in which we invest become publicly traded. In addition, the companies in which we invest may have substantial debt loads. In such cases, we would typically be last in line behind any creditors in a bankruptcy or liquidation, and would likely experience a complete loss on our investment.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Portfolio (Net of Expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholders(1)	(15.95)%	(8.95)%	(1.95)%	5.04%	12.04%

(1)	Assumes $402.9 million in total assets and $94 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2013 (adjusted to include the assumption that we issue $25.0 million of additional debt at an interest rate equal to 8% per annum).

Most of our portfolio companies are currently experiencing operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

We have limited information about the financial performance and profitability of some of our portfolio companies. While according to public filings with the SEC, certain of our portfolio companies have earned net income in recent periods, we believe that many of our portfolio companies are currently experiencing operating losses. There can be no assurance when or if such companies will operate at a profit.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2013, over half of our net asset value was comprised of investments in three portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however, our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

We may elect not to make follow-on investments, or may otherwise lack sufficient funds to make those investments or lack access to desired follow-on investment opportunities. We have the discretion to make any follow-on investments, subject to the availability of capital resources and of the investment opportunity. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to qualify to maintain our status as RIC or lack access to the desired follow-on investment opportunity.

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

Risks Relating to Our Business and Structure

We are a relatively new company with little operating history, and our investment adviser has only a limited history of investing experience.

We were initially formed in September 2010 and completed our initial public offering in May 2011. As a result, we have relatively limited financial information on which you can evaluate an investment in our company or our prior performance and a limited history of operating pursuant to the requirements to continue as a BDC under the 1940 Act and to qualify as a RIC under the Code. For example, in the fiscal year ended December 31, 2012, we failed to satisfy certain tests required for us to qualify as a RIC under the Code. In addition, our investment adviser, GSV Asset Management, was formed in November 2009, and has only a limited history of investing experience managing a pool of assets substantially smaller in size than the net proceeds that were received in the initial public offering. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or fall to zero.

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

We are dependent upon GSV Asset Management’s senior investment professionals for our future success, particularly Michael T. Moe, Mark W. Flynn, David V. Crowder, Stephen D. Bard, Luben Pampoulov and Matthew Hanson. If we lose any of our investment adviser’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our investment adviser’s senior investment professionals, particularly Michael T. Moe, Mark W. Flynn, David V. Crowder, Stephen D. Bard, Luben Pampoulov and Matthew Hanson. None of Messrs. Moe, Flynn, Crowder, Bard, Pampoulov or Hanson is subject to an employment contract, and none receive any compensation from us. None of Messrs. Moe, Flynn, Crowder, Bard, Pampoulov or Hanson devote all of their business time to our operations, and each have other demands on their time as a result of their other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

None of the GSV Asset Management’s senior investment professionals or Advisory Board members, including Michael T. Moe, Mark W. Flynn, David V. Crowder, Stephen D. Bard, Luben Pampoulov and Matthew Hanson, are subject to employment agreements, and there can be no assurance that our investment adviser will be successful in retaining its senior investment professionals.

None of the members of GSV Asset Management’s senior investment professionals or its Advisory Board members, including Michael T. Moe, Mark W. Flynn, David V. Crowder, Stephen D. Bard, Luben Pampoulov and Matthew Hanson, are subject to employment agreements. As a result, although Messrs. Moe, Flynn, Crowder, Bard, Pampoulov and Hanson comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of our investment adviser’s senior investment professionals or the Advisory Board members, including Messrs. Moe, Flynn, Crowder, Bard, Pampoulov and Hanson, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that our investment adviser will be successful in retaining its senior investment professionals or the Advisory Board members, including Messrs. Moe, Flynn, Crowder, Bard, Pampoulov and Hanson. The departure of any of Messrs. Moe, Flynn, Crowder, Bard, Pampoulov or Hanson could have a material adverse effect on our ability to achieve our investment objective.

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

We are a relatively new company. As such, we are subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our investment objective will depend on our investment adviser’s ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in rapidly growing venture capital-backed emerging companies, which may be extremely risky. There can be no assurance that GSV Asset Management will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective.

In addition to monitoring the performance of our existing investments, GSV Asset Management is required to offer, and may be called upon, to provide, managerial assistance to some of our portfolio companies. GSV Asset

Management also currently manages GSV X Fund, LP, a global long/short absolute return fund, and Coursera@GSV Fund, LP, a special purpose vehicle comprised of an underlying investment in Coursera stock, in which we have no economic interest, and may manage one or more additional vehicles with alternative investment strategies in the future. These demands on their time may distract them or slow the rate of investment. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We will likely experience fluctuations in our quarterly results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.

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

We have utilized and expect to continue to utilize private secondary marketplaces, such as SharesPost and SecondMarket, to acquire investments in our portfolio. When we purchase secondary shares, we may have little or no direct access to financial or other information from these portfolio companies. As a result, we are dependent upon the relationships and contacts of our investment adviser’s senior investment professionals, its Advisory Board members and our board of directors to obtain the information for our investment adviser to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that our investment adviser will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

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

Most of our investments are or will be in equity or equity-related securities of privately-held companies. The securities we acquire in private companies are typically subject to contractual transfer limitations, which may include prohibitions on transfer without the company’s consent may require that shares owned by us be held in escrow and may include provisions in company charter documents, investor rights of first refusal and co-sale and/or employment or trading policies further restricting trading. In order to complete a purchase of shares we may need to, among other things, give the issuer, its assignees or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. We may be unable to complete a purchase transaction if the subject company or its stockholders chooses to exercise a veto right or right of first refusal. When we complete an investment, we generally become bound to the contractual transfer limitations imposed on the subject company’s stockholders as well as other contractual obligations, such as co-sale or tag-along rights. These obligations generally expire only upon an IPO by the subject company. As a result, prior to an IPO, our ability to liquidate may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sales or tag-along rights to participate in the sale, thereby reducing the number of shares sellable by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

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

There are significant potential risks associated with investing in venture capital companies with complex capital structures.

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

The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities), may encourage GSV Asset Management to use leverage to make additional investments. On September 17, 2013, we completed a private placement of 5-year unsecured 5.25% Convertible Senior Notes. A total of $69.0 million in aggregate principal amount of the Convertible Senior Notes were issued at the closing. We will be required, however, to obtain the approval of our board of directors before we incur any additional indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

Borrowings such as the Convertible Senior Notes, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the Convertible Senior Notes we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the Convertible Senior Notes and any future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to GSV Asset Management will be payable on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur additional leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of such leverage, including any increase in the management fee payable to GSV Asset Management.

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

We have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our president, chief executive officer and chairman of our board of directors and Stephen D. Bard, our chief financial officer, chief compliance officer, treasurer and corporate secretary. Messrs. Moe and Bard, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. Mr. Bard is the managing member of and controls GSV Capital Service Company. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders, such as, for example, the management of GSV X Fund and Coursera@GSV Fund, LP by GSV Asset Management.

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

Finally, we pay GSV Capital Service Company our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer other staff providing any administrative services, which creates conflicts of interest that our board of directors must monitor.

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

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of U.S.-based private companies or public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and other high quality debt instruments that mature in one year or less. In addition, qualification for taxation as a RIC requires satisfaction of source-of-income, diversification and distribution requirements. GSV Asset Management has limited experience investing under these constraints. These constraints, among others, may hinder GSV Asset Management’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Although we focus on achieving capital gains from our investments, in certain cases we may receive current income, such as interest or dividends, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, if we qualify and elect to be taxed as a RIC, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus would be subject to corporate-level income tax.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

We may in the future issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively (along with the Convertible Senior Notes) as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

All of the costs of offering and servicing the Convertible Senior Notes and any additional debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

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

In addition to regulatory requirements that restrict our ability to raise capital, the Convertible Senior Notes contain various covenants which, if not complied with, could require us to repurchase the Convertible Senior Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The Convertible Senior Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under the Convertible Senior Notes and accelerate repurchase of the Convertible Senior Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases.

We will be subject to corporate-level income tax if we are profitable and we are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

We were taxed as a regular C corporation under the Code for our 2012 taxable year, but we did not have any taxable income. We may elect to be treated as a RIC under subchapter M of the Code for our 2013 taxable year we are able to satisfy the requirements under subchapter M of the Code. However, for our 2013 taxable year, if we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available,” we will not be eligible to elect to be treated as a RIC. On December 4, 2013 we filed an application with the SEC for our 2013 taxable year, but no assurance can be given that we will receive it. See “Material U.S. Federal Income Tax

Considerations — Taxation of the Company — Taxation of the Company as a RIC.” In addition, in the fiscal year ended December 31, 2012, we failed to satisfy certain tests required for us to qualify as a RIC under the Code.

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

We may in the future choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “GSVC”. The following table sets forth, for each fiscal quarter since our initial public offering on April 28, 2011, the net asset value, or “NAV,” per share of our common stock, the high and low sales prices for our common stock, and such sales prices as a percentage of NAV per share. The last reported closing market price of our common stock on March 14, 2014 was $11.98. As of March 13, 2014, we had 137 shareholders of record, which include brokers and other institutions.

		Price Range		High Sales Price as a Premium (Discount) to NAV(2)	Low Sales Price as a Premium (Discount) to NAV(2)
	NAV(1)	High	Low
Fiscal 2013
Fourth Quarter	$14.91	$16.90	$10.12	13.3%	(32.1)%
Third Quarter	13.16	15.50	7.82	17.8	(40.6)
Second Quarter	12.87	8.44	7.42	(34.4)	(42.3)
First Quarter	12.69	9.14	7.79	(28.0)	(38.6)
Fiscal 2012
Fourth Quarter	$13.07	$8.99	$6.84	(31.2)%	(47.7)%
Third Quarter	13.45	10.38	8.29	(22.8)	(38.4)
Second Quarter	13.81	20.25	8.83	46.6	(36.1)
First Quarter	13.47	20.89	13.03	55.1	(3.3)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low sales price during the quarter divided by NAV per share on the last trading day of the quarter.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on April 28, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of December 31, 2013, our shares of common stock traded at a discount of approximately (18.9)% to our NAV per share of $14.91.

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

We are currently taxable as a C corporation and subject to federal and state corporation income taxes. We may elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year if the Company is able to satisfy the requirements to be treated as a RIC. However, if we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. On December 4, 2013, we filed an application with the SEC for this certification, but no assurance can be given that we will receive it. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from April 28, 2011 (the date of our initial public offering) to December 31, 2013. The graph assumes that, on April 28, 2011, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities.

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

The following selected financial and other data for the years ended December 31, 2013, December 31, 2012, and for the period from January 6, 2011 (date of inception) to December, 31 2011, respectively, is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

	Year Ended December 31, 2013	Year Ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Income Statement Data:
Total investment income	$48,951	$248,077	$162,328
Total operating expenses	22,083,875	8,530,958	2,196,192
Net investment loss	(8,875,656)	(8,282,881)	(2,033,864)
Benefit for taxes on net investment loss	13,159,268	—	—
Net realized loss on investments	(21,706,021)	(1,380,519)	—
Benefit for taxes on net realized capital losses	9,426,234	—	—
Net change in unrealized appreciation (depreciation) on investments	87,445,149	(10,170,850)	(1,579,800)
Provision for taxes on unrealized appreciation of investments	(30,906,063)	—	—
Net increase (decrease) in net assets resulting from operations	35,383,643	(19,834,250)	(3,613,664)
Balance Sheet Data:
Total assets(1)	$377,947,558	$253,130,728	$91,798,242
Embedded derivative liability	799,000	—	—
Convertible senior notes payable	68,335,295	—	—
Total net assets	287,966,444	252,582,801	71,503,248
Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per average share:
Basic	$1.83	$(1.23)	$(1.07)
Diluted	1.78	(1.23)	(1.07)
Net asset value per share(3)	14.91	13.07	12.95
Weighted Average Common Shares:(2)
Basic	19,320,100	16,096,330	3,377,429
Diluted	20,541,014	16,096,330	3,377,429

(1)	During the year ended December 31, 2013, December 31, 2012, and for the period from January 6, 2011 (date of inception) to December, 31 2011 total assets increased due to the issuance of convertible senior notes payable in September 2013 as well as multiple equity offerings. Refer to Note 4 for further detail on equity offerings.
(2)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 were calculated starting from the issuance of 100 shares as of February 28, 2011.
(3)	Net asset value per share is based on weighted average basic shares outstanding for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our equity investments in such portfolio companies,
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio,
•	an inability to access the equity markets could impair our investment activities,
•	interest rate volatility could adversely affect our results, particularly if we opt to use leverage as part of our investment strategy, and
•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this annual report on Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

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

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, sustainability and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser evaluates have financial backing from top tier venture capital funds or other financial or strategic sponsors.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. We anticipate that substantially all of the net proceeds of our most recent follow-on offering, which closed in May 2012, as well as the proceeds from the Convertible Senior Notes offering will be used for the above purposes within 12 months, depending on the availability of investment opportunities that are consistent with our investment objectives and market conditions.

In May 2011 we completed our initial public offering of 3,335,000 shares of our common stock at an offering price of $15.00 per share. We completed a follow-on offering of 2,185,000 shares of our common stock in September 2011 at an offering price of $14.15 per share, a follow-on offering of 6,900,000 shares of our common stock in February 2012 at an offering price of $15.00 per share and a follow on offering of 6,900,000 shares of our common stock in May 2012 at an offering price of $16.25 per share. In the aggregate, we have raised approximately $277.7 million in equity capitalization. In addition, we issued $69.0 million in aggregate principal amount of Convertible Senior Notes in September 2013. Our shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”.

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The investments made during the year ended December 31, 2013 include:

Investments totaling $4,474,031 in SugarCRM Inc., a customer relationship management company, comprising an investment of $1,499,999, plus transaction costs, on January 16, 2013; an investment of $1,379,294, plus transaction costs, on April 1, 2013; an investment of $855,000, plus transaction costs, on October 17, 2013; an investment of $95,000, plus transaction costs, on October 28, 2013; and an investment of $644,738, plus transaction costs on December 10, 2013.

Investments totaling $599,999 in AlwaysOn, Inc., a social media company, comprising an investment of $200,000, plus transaction costs, on February 4, 2013; an investment of $200,000, plus transaction costs, on February 28, 2013; an investment of $24,999, plus transaction costs, on April 26, 2013; and an investment of $175,000, plus transaction costs, on May 24, 2013.

Investments totaling $775,863 in CUX, Inc. (d/b/a CorpU), a corporate education company, comprising an investment of $517,244, plus transaction costs, on February 25, 2013 and an investment of $258,619, plus transaction costs, on May 31, 2013.

Investments totaling $1,500,000 in Fullbridge, Inc., a business education company, comprising an investment of $1,000,000, plus costs on March 22, 2013 and an investment of $250,000, plus transaction costs on October 10, 2013. An investment of $250,000, plus transaction costs, on December 11, 2013.

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

Investments totaling $14,519,443 in Coursera Inc., an online education company, comprising an investment of $9,999,999, plus transaction costs, on June 18, 2013 and an investment of $4,519,444, plus transaction costs on October 31, 2013.

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

An investment of $1,500,000, plus transaction costs, in Whittle Schools, LLC, an education technology company, on August 30, 2013. Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.

An investment of $250,000, plus transaction costs, in Sinolending Ltd, a Chinese P2P lending company, on September 4, 2013.

Investments totaling $1,000,000 in Totus Solutions Inc, a LED lighting company, comprising an investment of $400,000, plus transaction costs, on September 30, 2013 and an investment of $600,000, plus transaction costs on November 25, 2013.

An investment of $250,000, plus transaction costs, in S3 Digital Corp, a sports analytics company, on October 1, 2013.

Investments totaling $1,333,332 in Global Education Learning Ltd, an education technology company, comprised of an investment of $900,000, plus transaction costs, on October 2, 2013 and an investment of $433,332, plus transaction costs, on October 4, 2013.

An investment of $2,430,016, plus transaction costs, in ePals Inc., an education technology company, on October 22, 2013.

An investment of $10,000,003, plus transaction costs, in Curious.com Inc, an online education company, on November 22, 2013.

Investment of $4,999,964, plus transaction costs, in JAMF Holdings, Inc., a software development company, on December 6, 2013.

An investment of $1,500,000, plus transaction costs, in Dreambox Learning, Inc., an education technology company, on December 6, 2013.

An investment of $10,000,001, plus transaction costs, in PayNearMe Inc., cash transaction network company, on December 6, 2013.

An investment of $3,000,000, plus transaction costs, in Ozy Media Inc., a social media company, on December 11, 2013.

An investment of $4,999,999, plus transaction costs, in Knewton Inc., an education technology company, on December 16, 2013.

An investment of $1,000,000, plus transaction costs, in Parchment Inc., an education data company, on December 18, 2013.

The fair value, as of December 31, 2013, of all of our portfolio investments, excluding U.S. Treasury Strips, was $355,383,653. We also held $7,219,203 of unrestricted cash and $22,264 restricted cash on December 31, 2013.

Results of Operations

Comparison of the year ended December 31, 2013 and December 31, 2012

The per share figures noted below are on a non-diluted basis unless noted otherwise.

Investment Income

For the year ended December 31, 2013, we had investment income of $48,951, or $0.00 per share, which consisted of $25,871 of interest income from our portfolio investments and $23,080 of dividend income from our money market investments which were held during 2013 but liquidated in the fourth quarter of 2013.

For the year ended December 31, 2012, we had investment income of $248,077, or $0.01 per share, which consisted of $222,047 of interest income from our portfolio investments and $26,030 of dividend income from our money market investments.

The decrease in investment income for the year ended December 31, 2013 relative to the year ended December 31, 2012, was primarily due to the decrease in interest income earned. This resulted from a smaller average loan portfolio during the year ended December 31, 2013, relative to the year ended December 31, 2012.

Operating Expenses

For the year ended December 31, 2013, we had $22,083,875 in total operating expenses consisting primarily of incentive fees, and to a lesser extent, investment management fees, administration fees, the loss on fair value adjustment for embedded derivative, interest expense on the Convertible Senior Notes, in addition to legal, audit and consulting fees. The investment advisory fee for the year ended December 31, 2013, was $5,426,485, representing the base management fee as provided in our investment advisory agreement. Our base management fee was significantly higher than during the year ended December 31, 2012 as a result of the increase in our gross assets. Costs incurred under our administration agreement for the year ended December 31, 2013, were $3,089,771. The loss on fair value adjustment for embedded derivative and the interest expense on the Convertible Senior Notes were $99,000 and $1,278,997, respectively for the year ended December 31, 2013. Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $876,769 for the year ended December 31, 2013.

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

The increase in our total operating expenses for the year ended December 31, 2013 relative to the period through December 31, 2012 is primarily a result of the accrual of incentive fees and to a lesser extent, the increased investment management fees and administration fees due to the growth of our portfolio.

Benefit for taxes on net investment loss

For the year ended December 31, 2013, we recognized a benefit for taxes on net investment loss of $13,159,268.

For the year ended December 31, 2012, we recognized no benefit for taxes on net investment loss.

Net Realized Gains and Losses on Investments

For the year ended December 31, 2013, we recognized a realized loss of $21,706,021. The realized loss resulted primarily from our write-offs of Kno, Inc., Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc., as well as the sales of Groupon, Inc., and Zynga, Inc.

For the year ended December 31, 2012, we recognized a realized loss of $1,380,519. The realized loss was primarily the result of a realized loss on our investment in PJB Fund LLC. The note matured and was repaid by transfer of shares of common stock of Zynga, Inc.

Benefit for taxes on net realized capital losses

For the year ended December 31, 2013, we recognized a benefit for tax of $9,426,234 on net realized capital losses.

For the year ended December 31, 2012, we recognized no benefit for tax on net realized capital losses.

Net Change in Unrealized Appreciation of Investments

For the year ended December 31, 2013, we had a net change in unrealized appreciation of $87,445,149, or $4.26 per diluted share. The change in unrealized appreciation is primarily a result of our investments in Twitter, Inc. and Palantir Technologies, Inc. To a lesser extent, the change in unrealized appreciation was also a result of our investments in Control4 Corporation and Facebook, Inc., as well as the reclassification of the losses on our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC from unrealized losses to realized losses on investments.

For the year ended December 31, 2012, we had a net change in unrealized depreciation of $10,170,850, or $0.63 per share. The change in unrealized depreciation is primarily a result of our investments in Top Hat 430, Inc., Silver Spring Networks, Inc., Gilt Group e, Inc., Zynga, Inc., and Facebook, Inc. Top Hat 430, Inc. was written off. Refer to Note 3 for more details.

Provision for taxes on unrealized appreciation of investments

For the year ended December 31, 2013 we recognized a provision for deferred income taxes on unrealized appreciation of investments of $30,906,063.

For the year ended December 31, 2012 we recognized no provision for deferred income taxes on unrealized appreciation of investments.

Net Increase (Decrease) in Net Assets

For the year ended December 31, 2013, the net increase in net assets resulting from operations was $35,383,643, or $1.78 per diluted share.

For the year ended December 31, 2012, the net decrease in net assets resulting from operations was $(19,834,250), or $(1.23) per share.

The increase in net assets resulting from operations for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is primarily the result of the unrealized appreciation of Twitter, Inc., and Palantir Technologies, Inc. The increase in net assets resulting from operations was partially offset by the $0.43 per share net impact of the various tax provisions noted above, for the year ended December 31, 2013.

The basic per share figures noted above are based on a weighted average share count of 19,320,100 and 16,096,330 shares outstanding for the years ended December 31, 2013 and December 31, 2012, respectively. The diluted per share figures noted above are based on a weighted average share count of 20,541,014 and 16,096,330 shares outstanding for the years ended December 31, 2013 and December 31, 2012, respectively

Comparison of the year ended December 31, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011

As January 6, 2011 was our date of inception and April 28, 2011 was the date of our initial public offering, the period from January 6, 2011 to December 31, 2011 is not a directly comparable period to the year ended December 31, 2012.

Investment Income

For the year ended December 31, 2012, we had investment income of $248,077, or $0.01 per share, which consisted of $222,047 of interest income from our portfolio investments and $26,030 of dividend income from our money market investments.

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

Benefit for taxes on net investment loss

For the year ended December 31, 2012 we recognized no benefit for taxes on net investment loss.

For the period from January 6, 2011 (date of inception) to December 31, 2011, we recognized no benefit for taxes on net investment loss.

Net Realized Gains and Losses on Investments

For the year ended December 31, 2012, we recognized a realized loss of $1,380,519. The realized loss was primarily the result of a realized loss on our investment in PJB Fund LLC. The note matured and was repaid by transfer of shares of common stock of Zynga, Inc.

For the period from January 6, 2011 (date of inception) to December 31, 2011 we recognized no realized gain or loss.

Benefit for taxes on net realized capital losses

For the year ended December 31, 2012 we recognized no benefit for taxes on net realized capital losses.

For the period from January 6, 2011 (date of inception) to December 31, 2011, we recognized no benefit for taxes on net realized capital losses.

Net Change in Unrealized Depreciation of Investments

For the year ended December 31, 2012, we had a net change in unrealized depreciation of $10,170,850, or $0.63 per share. The change in unrealized depreciation is primarily a result of our investments in Top Hat 430, Inc., Silver Spring Networks, Inc., Gilt Groupe, Inc., Zynga, Inc., and Facebook, Inc.. Top Hat 430, Inc. was written off. Refer to Note 3 for more details.

For the period from January 6, 2011 (date of inception) to December 31, 2011, we had a net change in unrealized depreciation of $1,579,800, which resulted primary from our investment in the PJB Fund LLC.

Provision for taxes on unrealized appreciation of investments

For the year ended December 31, 2012 we recognized no provision for deferred income taxes on unrealized appreciation of investments.

For the period from January 6, 2011 (date of inception) to December 31, 2012, we recognized no provision for deferred income taxes on unrealized appreciation of investments.

Net Decrease in Net Assets

For the year ended December 31, 2012, net decrease in net assets resulting from operations was $19,834,250, or $1.23 per share.

For the period from January 6, 2011 (date of inception) to December 31, 2011, net decrease in net assets resulting from operations was $3,613,664, or $1.07 per share.

The decrease in net assets resulting from operations for the year ended December 31, 2012, as compared to the period from January 6, 2011 (date of inception) to December 31, 2011, was primarily the result of the unrealized depreciation of investments described above.

The per share figures noted above are based on a weighted-average of 16,096,330 and 3,377,429 shares outstanding for the year ended December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively.

Liquidity and Capital Resources

At December 31, 2013, we had investments in 49 portfolio companies with costs totaling $279,709,118; U.S. Treasury Strips of $10,845,236, unrestricted cash of $7,219,203, and restricted cash of $22,264. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

On September 17, 2013, the Company issued $69,000,000 aggregate principal amount of the Convertible Senior Notes (the “Convertible Notes”) (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes). The Convertible Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity.

We entered into a Loan and Security Agreement (the “Loan Agreement”), effective December 31, 2013, with Silicon Valley Bank to provide us with a new $18 million credit facility (the “Credit Facility”). Under the Credit Facility, we are permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value.

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement.

As of December 31, 2013, we had no borrowings under the Credit Facility.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of December 31, 2013, except for amounts retained for purposes of funding our ongoing expenses. For the year ended December 31, 2013, cash used in operating activities, consisting primarily of investment activity, was 69.1 million.

Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions and Certain Relationships”. We incurred $10,523,552 in accrued incentive fees, $5,426,485 in investment management fees and $3,089,771 in costs incurred under the administration agreement for the year ended December 31, 2013.

As of December 31, 2013, the fair value of our level 1 investments, which are not subject to lock-up, was $22.6 million.

As of December 31, 2013, the fair value of our portfolio investments was $355.4 million. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible Senior Notes	$69.0	$—	$—	$—	$69.0
Credit Facility(1)	—	—	—	—	—
Total	$69.0	$—	$—	$—	$69.0

(1)	Total unused amount of the credit facility for the year ended December 31, 2013 was $18,000,000.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We are currently taxable as a C corporation and subject to federal and state corporation income taxes. We may elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year if the Company is able to satisfy the requirements to be treated as a RIC. However, if we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. On December 4, 2013, we filed an application with the SEC for this certification, but no assurance can be given that we will receive it. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. See “Material U.S. Federal Income Tax Considerations.” There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Borrowings

Convertible senior notes payable

On September 17, 2013, the Company issued $69,000,000 aggregate principal amount of the Convertible Senior Notes (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Senior Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity.

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association, (the “trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company placed $10,845,236 of government securities in an escrow account with the Trustee. These government securities are shown on the consolidated schedule of investments.

As of December 31, 2013, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Senior Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, junior (other than to the extent of the interest escrow) to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by our subsidiaries.

The Convertible Senior Notes contain an interest make-whole payment provision pursuant to which holders who convert their notes prior to September 15, 2016 will receive, in addition to a number of shares of our common stock calculated at the applicable conversion rate for principal amount of notes being converted, the cash proceeds from sale by the escrow agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted. Under ASC 815-10-15-74(a), the interest make-whole payment is considered an embedded derivative and is separated from the host contract, the Convertible Senior Notes, and carried at fair value.

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with the new $18 million Credit Facility. Under the Credit Facility, we are permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value.

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the Loan Agreement, we have made certain customary representations and warranties and we are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility is secured by all of our property and assets, except for our assets pledged to secure certain obligations in connection with our issuance, in September 2013, of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by us of convertible senior notes on substantially similar terms.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In addition, under the Loan Agreement, and as provided for therein, we have agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of our then-applicable net asset value.

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $5,426,485, $4,419,345 and $618,865 in base management fees and $0 in incentive fees for the years ended December 31, 2013, December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively. For the years ended December 31, 2013, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively, we accrued incentive fees of $10,523,552, and $0, and $0, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date, on a pre-tax basis.

As of December 31, 2013, we were owed $3,039 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $563,978 for management fees and reimbursement of other expenses.

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

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $3,089,771, $2,384,764 and $554,232 in such costs incurred under the Administration Agreement for the years ended December 31, 2013, December 31, 2012, for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively.

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

We engage independent valuation firms to perform valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We also engage independent valuation firms to perform valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades. We consider the independent valuations provided by the valuation firms, among other factors, in making our fair value determinations.

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

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company is able to satisfy the requirements under subchapter M of the Code. If we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. On December 4, 2013 we filed an application with the SEC for this certification, but no assurance can be given that we will receive it, or that we will otherwise qualify as a RIC for our 2013 taxable year. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and to meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. The Company cannot assure you whether it will qualify to be treated as a RIC for its 2013 taxable year. If it is not, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year. If the Company is able to elect to be taxed as a RIC for the year ended December 31, 2013, the deferred tax assets and liabilities recorded as of December 31, 2013 will be adjusted accordingly in 2014.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. The Company did not have any unrecognized tax benefits as of the period presented herein. The Company has identified its major tax jurisdictions as U.S. federal and California, and is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

Recently Adopted Accounting Standards

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and certain securities borrowing and lending arrangements. Public companies are required to apply ASU 2013-01 prospectively for interim and annual reporting periods beginning after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s reported financial position or results of operations.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.

The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on its current financial position and results of operations.

Recent Developments

Subsequent to December 31, 2013, the Company purchased investments for $13,805,207 as follows:

An investment of $2,984,530, plus transaction costs, in StormWind, LLC, an interactive learning platform, on January 7, 2014. An investment of $107,725, plus transaction costs, in StormWind, LLC, aninteractive learning platform, on February 25, 2014.

An investment of $198,000, plus transaction costs, in NestGSV, Inc., an incubator company, on January 29, 2014. An investment of $99,000, plus transaction costs, in NestGSV, Inc., an incubator company, on March 4, 2014.

An investment of $430,000, plus transaction costs, in Dailybreak, Inc, a social advertising company, on February 11, 2014.

An investment of $232,104, plus transaction costs, in AlwaysOn Inc, a social media company, on February 14, 2014.

An investment of $482,146, plus transaction costs, in EdSurge, Inc, an education technology company, on February 18, 2014.

An investment of $1,280,000, plus transaction costs, in Fullbridge, Inc., a business education company, on February 19, 2014.

An investment of $4,996,044, plus transaction costs, in JAMF Software Inc., a software services company, on February 28, 2014.

An investment of $2,995,658, plus transaction costs, in General Assembly Inc., an education company, on March 6, 2014.

Subsequent to December 31, 2013, the Company sold investments for $13,120,776, plus transaction costs as follows:

On January 31, 2014, the Company sold a total of 25,000 and 50,000 shares of its investment in Facebook, Inc. at a price of $60.08 and $61.18 per share plus transaction costs for net proceeds of $1,500,599 and $3,058,437. On February 3, 2014, the Company sold a total of 25,000 shares of its investment in Facebook, Inc. at a price of $61.06 per share plus transaction costs for net proceeds of $1,526,163. On February 19, 2014 the Company sold a total of 25,000 shares of its investment in Facebook, Inc. at a price of $65.06 per share plus transaction costs for net proceeds of $1,626,232. On February 27, 2014 the Company sold a total of 25,000 shares of its investment in Facebook, Inc. at a price of $70.02 per share plus transaction costs for net proceeds of $1,750,095. The Company continues to hold 25,000 shares of Facebook, Inc. as of March 17, 2014.

On February 10, 2014, the Company sold a total of 4,000 shares of its investment in Control4 Corporation at a price of $21.03 per share plus transaction costs for $83,991. On February 12, 2014, the Company sold a total of 30,000 shares of its investment in Control4 Corporation at a price of $21.58 per share plus transaction costs for net proceeds of $646,431. On February 13, 2014, the Company sold a total of 10,000 shares of its investment in Control4 Corporation at a price of $21.03 plus transaction costs per share for net proceeds of $210,008. On February 10, 2014, the Company sold a total of 6,000 shares of its investment in Control4 Corporation at a price of $21.14 per share plus transaction costs for net proceeds of $126,655. On February 18, 2014, the Company sold a total of 50,000 shares of its investment in Control4 Corporation at a price of $23.19 per share plus transaction costs for net proceeds of $1,157,940. On February 19, 2014, the Company sold a total of 50,000 shares of its investment in Control4 Corporation at a price of $24.13 per share plus transaction costs for net proceeds of $1,205,224. On March 13, 2014, the Company sold a total of 10,000 shares of its investment in Control4 Corporation at a price of $22.83 per share plus transaction costs for net proceeds of $228,000. The Company continues to hold 622,821 shares of Control4 Corporation as of March 17, 2014.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to December 31, 2013, the Company has not made any such escrow deposits.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, we held three debt investments in our portfolio, all of which bear interest at a fixed rate, however, in the future, we may have other loans in our portfolio that have floating rates. We also have issued a convertible note with a fixed rate of interest.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2013. We have also assumed outstanding variable rate borrowings on our credit facility with Silicon Valley Bank of $0. Under this analysis, net investment income would not change on an annual basis. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	62
Consolidated Statements of Assets and Liabilities as of December 31, 2013 and December 31, 2012	63
Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011	64
Consolidated Statements of Changes in Net Assets for the year December 31, 2013, December 31, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011	65
Consolidated Statements of Cash Flows for the year December 31, 2013, December 31, 2012 and the period from January 6, 2011 (date of inception) to December 31, 2011	66
Consolidated Schedule of Investments as of December 31, 2013	67
Consolidated Schedule of Investments as of December 31, 2012	73
Notes to the Consolidated Financial Statements	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
GSV Capital Corp.

We have audited the accompanying consolidated statements of assets and liabilities of GSV Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2013 and 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2013 and 2012, by correspondence with the portfolio companies and custodian, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV Capital Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations, their changes in net assets, and their cash flows for the years ended December 31, 2013 and 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Jose, California
March 17, 2014

X62

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
ASSETS
Investments at fair value:
Investments in affiliated securities (cost of $64,912,527 and $38,210,753, respectively)	$62,740,162	$34,648,363
Investments in non-control/non-affiliated securities (cost of $214,796,591 and $198,936,982, respectively)	292,643,491	190,748,722
Investments owned and pledged (cost of $10,845,236 and $0, respectively)	10,865,200	—
Investments in money market funds (cost of $0 and $16,000,000, respectively)	—	16,000,000
Total Investments (cost of $290,554,354 and $253,147,735, respectively)	366,248,853	241,397,085
Cash	7,219,203	11,318,525
Restricted cash	22,264	—
Due from:
GSV Asset Management(1)	3,039	5,723
Portfolio companies(1)	153,178	316,377
Interest receivable	7,304	—
Prepaid expenses	49,739	63,953
Coupon interest receivable	11,141	—
Dividend receivable	13,233	1,920
Deferred credit facility fees	288,249	—
Deferred debt issuance costs	3,378,121	—
Deferred offering costs	184,710	—
Other assets	368,524	27,145
Total Assets	377,947,558	253,130,728
LIABILITIES
Due to:
GSV Asset Management	563,978	51,194
Accounts payable	382,165	496,733
Accrued incentive fees	10,523,552	—
Accrued interest payable	1,056,563	—
Net deferred tax liability	8,320,561	—
Convertible senior notes embedded derivative liability	799,000	—
Convertible senior notes payable 5.25% due September 15, 2018	68,335,295	—
Total Liabilities	89,981,114	547,927
Commitments and contingencies (Note 6)
Net Assets	$287,966,444	$252,582,801
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(19,192,401)	(10,316,745)
Accumulated net realized loss on investments	(13,660,306)	(1,380,519)
Accumulated net unrealized appreciation (depreciation) on investments	44,788,436	(11,750,650)
Net Assets	$287,966,444	$252,582,801
Net Asset Value Per Share	$14.91	$13.07

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
INVESTMENT INCOME
Interest income from affiliated securities	$23,615	$21,852	$—
Interest income from non-control/non-affiliated securities	2,256	200,195	158,389
Dividend income from affiliated securities	13,008	26,030	3,939
Dividend income from non-control/non-affiliated securities	10,072	—	—
Total Investment Income	48,951	248,077	162,328
OPERATING EXPENSES
Investment management fees	5,426,485	4,419,345	618,865
Incentive fees	10,523,552	—	—
Costs incurred under administration agreement	3,089,771	2,384,764	554,232
Directors’ fees	260,250	237,500	127,500
Professional fees	876,769	959,604	409,983
Interest expense	1,278,997	—	—
Insurance expense	240,725	214,306	142,494
Investor relations expense	198,809	182,193	89,250
Organization expenses	—	—	198,831
Other expenses	89,517	133,246	55,037
Loss on fair value adjustment for embedded derivative	99,000	—	—
Total Operating Expenses	22,083,875	8,530,958	2,196,192
Benefit for taxes on net investment loss	13,159,268	—	—
Net Investment Loss	(8,875,656)	(8,282,881)	(2,033,864)
Net Realized Loss on Investments	(21,706,021)	(1,380,519)	—
Benefit for taxes on net realized capital losses	9,426,234	—	—
Net Change in Unrealized Appreciation (Depreciation) on Investments	87,445,149	(10,170,850)	(1,579,800)
Provision for taxes on unrealized appreciation of investments	(30,906,063)	—	—
Net Increase (Decrease) in Net Assets Resulting From Operations	$35,383,643	$(19,834,250)	$(3,613,664)
Net Increase (Decrease) in Net Assets Resulting From Operations Per Common Share:
Basic	$1.83	$(1.23)	$(1.07)
Diluted	1.78	(1.23)	(1.07)
Weighted Average Common Shares Outstanding:
Basic	19,320,100	16,096,330	3,377,429 (1)
Diluted	20,541,014	16,096,330	3,377,429

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated from the issuance of 100 shares on February 28, 2011.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended December 31, 2013	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Increase (Decrease) in Net Assets Resulting From Operations
Net Investment Loss	$(8,875,656)	$(8,282,881)	$(2,033,864)
Net Realized Loss on Investments	(21,706,021)	(1,380,519)	—
Benefit for taxes on net realized capital losses	9,426,234
Net Change in Unrealized Appreciation (Depreciation) on Investments	87,445,149	(10,170,850)	(1,579,800)
Provision for taxes on unrealized appreciation of investments	(30,906,063)	—	—
Net Increase (Decrease) in Net Assets Resulting From Operations	35,383,643	(19,834,250)	(3,613,664)
Capital Share Transactions
Net Proceeds from Common Shares Issued	—	201,652,500	76,175,200
Offering Costs	—	(738,697)	(1,058,288)
Net Capital Share Transactions	—	200,913,803	75,116,912
Total Increase in Net Assets	35,383,643	181,079,553	71,503,248
Net Assets at Beginning of Year/Period	252,582,801	71,503,248	—
Net Assets at End of Year/Period	$287,966,444	$252,582,801	$71,503,248
Capital Share Activity
Shares Issued	—	13,800,000	5,520,100
Shares Outstanding at Beginning of Year/Period	19,320,100	5,520,100	—
Shares Outstanding at End of Year/Period	19,320,100	19,320,100	5,520,100

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2013	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$35,383,643	$(19,834,250)	$(3,613,664)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	21,706,021	1,380,519	—
Net change in unrealized depreciation (appreciation) on investments	(87,445,149)	10,170,850	1,579,800
Loss on fair value adjustment for embedded derivative	99,000	—	—
Amortization of deferred debt issuance costs	207,808	—	—
Net deferred income taxes	8,320,561	—	—
Purchases of investments in:
Portfolio investments	(71,953,895)	(172,869,132)	(65,658,866)
United States treasury bill	—	(19,999,128)	—
Money market funds	(53,000,000)	(10,000,000)	(11,500,000)
United States treasury strips	(10,845,236)	—	—
Proceeds from sales or redemption of investments in:
Portfolio investments	7,686,491	—	—
United States treasury bill	—	19,998,872	—
Money market funds	69,000,000	1,000,000	4,500,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	2,684	7,747	(13,470)
Due from portfolio companies(1)	163,199	(307,128)	(9,249)
Accrued interest	(7,304)	158,389	(158,389)
Prepaid expenses	14,214	28,797	(92,750)
Coupon interest receivable	(11,141)	—	—
Dividend receivable	(11,313)	(857)	(1,063)
Other assets	(341,379)	(24,449)	(2,696)
Due to GSV Asset Management	512,784	(27,233)	78,427
Due to other affiliates	—	(10,782)	10,782
Accounts payable	(114,568)	54,172	149,921
Accrued incentive fees	10,523,552
Accrued interest payable	1,056,563	—	—
Net Cash Used in Operating Activities	(69,053,465)	(189,981,273)	(74,730,917)
Cash Flows from Financing Activities
Net proceeds from common shares issued	—	201,652,500	76,175,200
Offering costs	—	(738,697)	(1,058,288)
Deferred credit facility fees	(288,249)	—	—
Deferred debt issuance costs	(3,585,929)	—	—
Deferred offering costs	(184,710)	—	—
Change in restricted cash	(22,264)	—	—
Gross proceeds from convertible senior notes issued	69,035,295	—	—
Net Cash Provided by Financing Activities	64,954,143	200,913,803	75,116,912
Total Increase (Decrease) in Cash Balance	(4,099,322)	10,932,530	385,995
Cash Balance at Beginning of Year/Period	11,318,525	385,995	—
Cash Balance at End of Year/Period	$7,219,203	$11,318,525	$385,995
Non-Cash Operating Items
Transactions in Investments in Portfolio Companies
Structured note exchanged for common shares	$—	$3,002,665	$—
Structured notes converted to preferred shares	$—	$924,651	$—
Warrants exercised for preferred shares	$—	$53,665	$—
Preferred shares converted to preferred shares	$519,989	$—	$—
Preferred shares converted to junior preferred shares	$10,032,453	$—	$—
Preferred shares converted to common shares	$22,069,188	$—	$—
Preferred shares converted to common warrants	$67,021	$—	$—
Common shares converted to preferred shares	$12,655,877	$—	$—
Increase in accounts payable	$—	$—	$56,436
Non-Cash Financing Items
Increase in deferred offering costs	$—	$—	$(56,436)
Fair value of make-whole derivative issued in connection with the convertible debt	$700,000	$—	$—

(1)	This balance is a related party transaction. Refer to Note 2 Related Party Arrangements.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.(11)**
Common shares	San Francisco, CA Social Communication	1,900,600	$32,991,111	$102,822,460	35.71%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	7,145,690	20,051,479	32,119,877	11.15%
Preferred shares, Series G		326,797	1,008,968	1,718,953	0.60%
Total			21,060,447	33,838,830	11.75%
Dropbox, Inc.
Common share	San Francisco, CA Online Storage	760,000	8,641,153	9,181,012	3.19%
Preferred shares, Series A-1		552,486	5,015,333	6,674,185	2.32%
Total			13,656,486	15,855,197	5.51%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,443	14,519,443	5.04%
Control4 Corporation(8)**
Common shares	Salt Lake City, UT Home Automation	782,789	7,010,762	13,300,129	4.62%
2U, Inc. (f/k/a 2tor, Inc.)
Common shares	Landover, MD Online Education	1,151,802	8,758,193	9,875,206	3.43%
Preferred shares, Series A		167,431	1,273,125	1,435,503	0.50%
Total			10,031,318	11,310,709	3.93%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,034,324	11,017,561	11,286,628	3.92%
Avenues Global Holdings, LLC(2)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,150,484	10,014,270	3.48%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	10,000,003	3.47%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA e-Commerce	3,914,535	10,000,001	10,000,000	3.47%
Facebook, Inc.**
Common Shares, Class A	Menlo Park, CA Social Networking	175,000	5,236,147	9,563,750	3.32%
SugarCRM, Inc.
Common shares	Cupertino, CA	1,899,799	6,799,272	7,219,236	2.51%
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,522	2,160,437	0.75%
Total			8,299,794	9,379,673	3.26%
Chegg, Inc.(12)**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	8,551,589	2.97%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
ZocDoc Inc.
Preferred shares, Series A	New York, NY Online Medical Scheduling	200,000	$3,563,178	$3,926,702	1.36%
Common Stock		111,866	1,734,878	2,196,322	0.76%
Total			5,298,056	6,123,024	2.12%
Knewton
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	4,999,999	1.74%
JAMF
Preferred shares, Series B	Minneapolis, MN Technology Development	36,720	4,999,964	4,999,964	1.74%
Whittle Schools, LLC(1)(3)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.04%
Common shares		229	1,531,734	1,500,000	0.52%
Total			4,531,734	4,500,000	1.56%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	4,443,409	1.54%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,335,671	4,338,009	1.51%
StormWind, LLC(1)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning Platform	3,279,629	2,019,687	4,205,142	1.46%
Violin Memory, Inc.(9)**
Common Shares	Mountain View, CA Memory Flash	1,247,498	14,819,618	4,204,068	1.46%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	2,934,840	1.02%
Preferred shares, Series C		301,369	1,100,909	1,099,997	0.38%
Total			3,164,265	4,034,837	1.40%
Gilt Groupe, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	4,024,389	1.40%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,862	4,000,640	1.39%
Ozy Media, Inc.(1)
Preferred shares, Series A	Mountain View, CA Social Media	1.090,909	3,000,000	3,000,000	1.04%
Preferred shares, Series Seed		500,000	500,000	865,000	0.30%
Total			3,500,000	3,865,000	1.34%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Totus Solutions, Inc.(1)
Common shares	Carrollton, TX LED Lighting	11,307,348	$2,840,391	$576,675	0.20%
Preferred shares, Series A		8,692,652	2,183,582	2,173,163	0.75%
Preferred shares, Series B		11.111,110	1,000,000	1,001,001	0.35%
Total			6,023,973	3,750,839	1.30%
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	3,193,444	3,114,120	1.08%
Term Loan, 10%, 3/31/14***		250,000	262,612	250,000	0.09%
Term Loan, 10%, 3/31/14***		250,000	241,239	250,000	0.09%
Common warrants, $0.91 strike price, expire 3/22/2020		186,170	67,021	126,362	0.04%
Common warrants, $0.91 strike price, expire 10/09/2018		82,418	9,901	—	—%
Common warrants, $0.91 strike price, expire 12/10/2018		82,418	9,799	—	—%
Total			3,784,016	3,740,482	1.30%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,731,264	1.30%
Learnist Inc, (f/k/a Grockit, Inc.)(1)(11)
Preferred shares, Series D	San Francisco, CA Online Test Preparation	2,728,252	2,005,945	2,073,472	0.72%
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.52%
Total			3,509,615	3,573,471	1.24%
CUX, Inc. (d/b/a CorpU)(1)
Common Stock	San Francisco, CA Corporate Education	615,763	2,006,077	2,229,678	0.77%
Convertible preferred shares, Series D		169,033	778,607	697,041	0.24%
Preferred warrants, $4.59 strike price, expire 02/25/2018		16,903	—	—	—%
Total			2,784,684	2,926,719	1.01%
SharesPost, Inc.(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,232,283	0.78%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	115,640	0.04%
Total			2,282,844	2,347,923	0.82%
TrueCar, Inc.
Common shares	Santa Monica, CA Online Marketplace	377,358	2,014,863	2,299,997	0.80%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,503,436	0.52%
Preferred shares, Series A		3,579,610	758,017	751,718	0.26%
Total			2,260,379	2,255,154	0.78%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.69%
Preferred shares, Series B		49,505	217,206	249,505	0.09%
			2,217,653	2,249,503	0.78%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Silver Spring Networks, Inc.**
Common shares	Redwood City, CA Smart Grid	102,028	$5,145,271	$2,142,588	0.74%
NestGSV, Inc.(1)
Preferred shares, Series A	Redwood City, CA Incubator	1,000,000	1,021,778	1,188,137	0.41%
Preferred shares, Series B		450,000	605,500	594,068	0.21%
Total			1,627,278	1,782,205	0.62%
ePals Inc.**(1)(10)
Common shares	Herndon, VA Online Education	33,333,333	2,444,759	1,666,667	0.58%
Common warrants, 0.075 CAD strike price, expire 4/30/2014		11,111,111	—	33,333	0.01%
			2,444,759	1,700,000	0.59%
S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Class A1	New York, NY Sports Analytics	1,033,452	989,058	1,168,847	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	150,000	0.05%
Term Loan, 12%, 09/30/15***		250,000	261,030	250,000	0.09%
Preferred warrants, $1.166 strike price, expire 09/30/2020		160,806	—	64,322	0.02%
Total			1,281,442	1,633,169	0.57%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	1,211,393	0.42%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,046,830	0.36%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	857,302	0.30%
SinoLending Ltd.**
Preferred shares, Class A	Shanghai, China Chinese P2P Lending	6,414,368	503,235	577,293	0.20%
Preferred shares, Class B		2,333,108	250,491	247,163	0.09%
Total			753,726	824,456	0.29%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
AlwaysOn, Inc.(1)
Preferred shares, Series A-1	Woodside, CA Social Media	3,152,417	$624,783	$600,000	0.21%
Preferred shares, Series A		1,066,626	1,027,391	203,011	0.07%
Total			1,652,174	803,011	0.28%
AliphCom, Inc. (d/b/a Jawbone)
Common Stock	San Francisco, CA Smart Device Company	150,000	793,152	782,189	0.27%
NestGSV Silicon Valley, LLC(1)(4)
Common membership interest	Redwood City, CA Incubator	500,000	$500,000	$557,084	0.19%
New Zoom, Inc
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	308,660	0.11%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	264,941	0.09%
The Echo Systems Corp.
Preferred shares, Series A		512,365	1,436,404	229,234	0.08%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	—%
Total			1,512,392	229,234	0.08%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	184,077	0.06%
Total Portfolio Investments			279,709,118	355,383,653	123.41%
U.S Treasury Strips(13)
United States Treasury Strip 02/15/2014		$1,791,000	1,790,785	1,790,839	0.62%
United States Treasury Strip 02/15/2015		$1,816,000	1,810,625	1,811,987	0.63%
United States Treasury Strip 02/15/2016		$1,834,000	1,810,323	1,816,540	0.63%
United States Treasury Strip 08/15/2014		$1,813,000	1,811,187	1,812,094	0.63%
United States Treasury Strip 08/15/2015		$1,823,000	1,811,205	1,813,411	0.63%
United States Treasury Strip 08/15/2016		$1,851,000	1,811,111	1,820,329	0.63%
Total			10,845,236	10,865,200	3.77%
Total Investments			$290,554,354	$366,248,853	127.18%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2013

(3)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.
(4)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On August 2, 2013, Control4 Corporation priced its initial public offering, selling 4,000,000 shares at a price of $16 per share. GSV Capital Corp.’s shares in Control4 are subject to a lock-up agreement which expires on January 29, 2014. At December 31, 2013, GSV Capital Corp. valued Control4 Corporation based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 4%.
(9)	On September 27, 2013, Violin Memory Inc. priced its initial public offering, selling 18,000,000 shares at a price of $9 per share. GSV Capital Corp.’s shares in Violin Memory Inc. are subject to a lock-up agreement which expires on March 26, 2014. At December 31, 2013, GSV Capital Corp. valued Violin Memory Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 15%.
(10)	On October 22, 2013, ePals, Inc. priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in ePals, Inc. are subject to a lock-up agreement which expires on February 23, 2014. At December 31, 2013, GSV Capital Corp. valued ePals, Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 8%.
(11)	On November 6, 2013, Twitter, Inc. priced its initial public offering, selling 70,000,000 shares at a price of $26 per share. GSV Capital Corp.’s shares in Twitter, Inc. are subject to a lock-up agreement which expires on May 5, 2014. At December 31, 2013, GSV Capital Corp. valued Twitter, Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 15%.
(12)	On November 12, 2013, Chegg, Inc. priced its initial public offering, selling 14,400,000 shares at a price of $12.50 per share. GSV Capital Corp.’s shares in Chegg, Inc. are subject to a lock-up agreement which expires on May 11, 2014. At December 31, 2013, GSV Capital Corp. valued Chegg, Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 15%.
(13)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of its Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the trustee. These funds were used to purchase $10,845,236 of government securities. The cost of the US Treasury Strips approximates their fair value at December 31, 2013.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.
Common shares	San Francisco, CA Social Communication	1,835,600	$31,755,821	$34,876,400	13.81%
Preferred shares, Series A		65,000	1,235,290	1,235,000	0.49%
Total			32,991,111	36,111,400	14.30%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	7,145,690	20,051,479	20,150,846	7.98%
Preferred shares, Series G		326,797	1,008,968	921,568	0.36%
Total			21,060,447	21,072,414	8.34%
Violin Memory, Inc.
Preferred shares, Series B	Mountain View, CA Flash Memory	800,000	4,800,798	4,800,000	1.90%
Preferred shares, Series D		1,666,666	10,018,045	9,999,996	3.96%
Total			14,818,843	14,799,996	5.86%
Dropbox, Inc.
Common share	San Francisco, CA Online Storage	760,000	8,641,153	8,360,000	3.31%
Preferred shares, Series A-1		552,486	5,015,333	6,077,346	2.41%
Total			13,656,486	14,437,346	5.72%
Chegg, Inc.
Common shares	Santa Clara, CA Textbook Rental	1,274,193	10,012,543	10,193,544	4.03%
Preferred shares, Series F		500,000	4,008,654	4,000,000	1.58%
Total			14,021,197	14,193,544	5.61%
Avenues World Holdings LLC(5)
Preferred shares, Class A-1	New York, NY Globally-focused Private School	5,000,000	10,025,123	10,000,000	3.96%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	4,576,659	10,016,559	10,000,000	3.96%
2U, Inc. (f/k/a 2tor, Inc.)
Common shares	Landover, MD Online Education	1,151,802	8,757,599	8,730,659	3.46%
Preferred shares, Series A		167,431	1,273,125	1,269,127	0.50%
Total			10,030,724	9,999,786	3.96%
Kno, Inc.
Preferred shares, Series C	Santa Clara, CA Digital Textbooks	440,313	2,262,006	2,249,999	0.89%
Preferred shares, Series C-1		1	7,510,334	7,500,000	2.97%
Common shares		50,000	214,681	178,850	0.07%
Total			9,987,021	9,928,849	3.93%
Facebook, Inc.(3)(10)
Common shares, Class B	Menlo Park, CA Social Networking	350,000	10,472,294	9,317,000	3.69%
Control4 Corporation(14)
Common shares	Salt Lake City, UT Home Automation	782,821	7,011,025	7,123,667	2.82%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Totus Solutions, Inc.(2)
Common shares	Carrollton, TX LED Lighting	20,000,000	$5,023,748	$5,000,000	1.98%
Learnist Inc, (f/k/a Grockit, Inc.)(2)(13)
Preferred shares, Series D	San Francisco, CA Online Test Preparation	2,728,252	2,005,945	2,373,579	0.94%
Preferred shares, Series E		1,731,501	1,503,670	1,506,406	0.60%
Total			3,509,615	3,879,985	1.54%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,086,047	3,813,378	3,801,165	1.50%
Gilt Groupe, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,346	3,637,329	1.44%
Spotify Technology S.A.(10)
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	3,589,669	1.42%
ZocDoc Inc.
Preferred shares, Series A	New York, NY Online Medical Scheduling	200,000	3,563,178	3,500,000	1.38%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,225,424	1.28%
Global Education Learning (Holdings) Ltd.(2)(10)
Preferred shares, Series A	Hong Kong Education Technology	1,472,175	2,999,998	3,003,237	1.19%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	2,400,384	3,000,000	3,000,480	1.19%
Whittle Schools, LLC(2)(6)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.19%
StormWind, LLC(2)(7)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning Platform	3,279,629	2,019,687	2,545,812	1.01%
SharesPost, Inc.
Preferred shares, Series B	San Bruno, CA Online Marketplace (Finance)	1,771,653	2,257,984	2,249,999	0.89%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	123,349	0.05%
Total			2,281,112	2,373,348	0.94%
Maven Research, Inc.(2)
Preferred shares, Series B	San Francisco, CA Knowledge Networks	49,505	217,206	310,396	0.12%
Preferred shares, Series C		318,979	1,999,998	1,999,998	0.79%
Total			2,217,204	2,310,394	0.91%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.(2)
Preferred shares, Series C	Cambridge, MA Business Education	1,196,809	$2,250,001	$2,250,001	0.89%
Starfish Holdings, Inc. (d/b/a YourOffers)(2)(12)
Preferred shares, Series A	Beverly Hills, CA Marketing Platform	43,878,894	2,012,103	2,193,945	0.87%
Common warrants, $0.00001 strike price, expire 11/13/2019		144,800,351	—	—	—%
Total			2,012,103	2,193,945	0.87%
TrueCar, Inc.
Common shares	Santa Monica, CA Online Marketplace (Cars)	377,358	2,014,863	2,011,318	0.79%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,060,602	1,999,999	0.79%
CUX, Inc. (d/b/a CorpU)(2)
Preferred shares, Series C	San Francisco, CA Corporate Education	246,305	2,006,077	1,999,997	0.79%
Dailybreak, Inc.(2)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,545,181	2,000,000	1,993,283	0.79%
Silver Spring Networks, Inc.
Common shares(11)	Redwood City, CA Smart Grid	510,143	5,145,271	1,976,804	0.78%
The Echo System Corp.(2)
Preferred shares, Series A	New York, NY Social Analytics	512,365	1,436,404	1,639,568	0.65%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	68,359	0.03%
Total			1,512,392	1,707,927	0.68%
AltEgo, LLC(2)(8)
Preferred shares, Series B-2	Santa Monica, CA Social Media Customer Acquisition Platform	1,400,000	1,420,406	1,400,000	0.55%
Zynga, Inc.(10)
Common shares	San Francisco, CA Social Gaming	533,333	3,003,462	1,258,666	0.50%
The rSmart Group, Inc.
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,266,940	1,250,000	0.49%
S3 Digital Corp. (d/b/a S3i)(2)
Preferred shares, Class A1	New York, NY Sport Analytics	1,033,452	989,058	1,033,452	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	31,354	0.01%
Total			1,020,412	1,064,806	0.42%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares/Capital Transactions	Cost	Fair Value	% of Net Assets
NestGSV, Inc.(2)
Preferred shares, Series A	Redwood City, CA Incubator	1,000,000	$1,021,778	$1,000,000	0.40%
DreamBox Learning, Inc.
Preferred shares, Series A	Bellevue, WA Education Technology	3,579,610	758,017	751,718	0.30%
SinoLending Ltd.(2)(10)
Preferred shares, Class A	Shanghai, China Chinese P2P Lending	6,414,368	501,998	500,321	0.20%
Ozy Media, Inc.
Preferred shares, Series Seed	Mountain View, CA Social Media	500,000	500,000	500,000	0.20%
NestGSV Silicon Valley, LLC(2)(9)
Common membership interest	Redwood City, CA Incubator	500,000	500,000	500,000	0.20%
Groupon, Inc.(4)(10)
Common shares	Chicago, IL Online Deals	80,000	2,128,774	388,800	0.15%
AlwaysOn, Inc.(2)
Preferred shares, Series A	Woodside, CA Social Media	1,066,626	1,027,391	298,655	0.12%
NewZoom, Inc. (d/b/a ZoomSystems)
Preferred shares, Series A	San Francisco, CA Smart e-tail (Retail)	1,250,000	260,476	250,000	0.10%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	250,000	0.10%
Serious Energy, Inc.(10)
Common shares	Sunnyvale, CA Green Materials	178,095	739,130	—	—%
Top Hat 430, Inc.(2)(10)
Preferred shares, Series A	Shakopee, MN Jewelry Retailing Technology	1,844,444	4,167,943	—	—%
Preferred warrants, $2.25 strike price, expire 11/2/2017		13,333	—	—	—%
Total			4,167,943	—	—%
Total Portfolio Investments			237,147,735	225,397,085	89.23%

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2012

Portfolio Investments*	Headquarters/Industry	Shares/Capital Transactions	Cost	Fair Value	% of Net Assets
Money Market Funds(1)
Fidelity Institutional Money Market Funds
Money Market Portfolio		8,000,000	$8,000,000	$8,000,000	3.17%
Prime Money Market Portfolio		8,000,000	8,000,000	8,000,000	3.17%
Total Money Market Funds			16,000,000	16,000,000	6.34%
Total Investments			$253,147,735	$241,397,085	95.57%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
(1)	Investment is income producing.
(2)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(3)	On May 17, 2012, Facebook, Inc. priced its initial public offering, selling 421,233,615 shares at a price of $38.00 per share. GSV Capital Corp.’s shares in Facebook, Inc. are subject to a lock-up agreement that expired on November 14, 2012. At December 31, 2012, GSV Capital Corp. valued Facebook based on its December 31, 2012 closing price.
(4)	On November 8, 2011, Groupon, Inc. priced its initial public offering, selling 35,000,000 shares at a price of $20.00 per share. GSV Capital Corp.’s shares in Groupon, Inc. are subject to a lock-up agreement that expired on June 1, 2012. At December 31, 2012, GSV Capital Corp. valued Groupon, Inc. based on its December 31, 2012 closing price.
(5)	GSV Capital Corp.’s investment in Avenues GlobalHoldings LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(6)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.
(8)	GSV Capital Corp.’s investment in AltEgo, LLC is held through its wholly-owned subsidiary GSVC AE Holdings, Inc.
(9)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(10)	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of GSV Capital Corp.’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	On February 11, 2013, Silver Spring Networks, Inc. conducted a five-for-one reverse stock split of its common stock, which has not been reflected above.
(12)	The common warrants held in Starfish Holdings, Inc. (d/b/a YourOffers) is presented separately in order to be consistent with the presentation in the September 30, 2013 Consolidated Schedule of Investments.
(13)	On July 31 2013, Grockit, Inc. changed its name to Learnist, Inc. The schedule of investments was updated in order to be consistent with the presentation in the September 30, 2013 Consolidated Schedule of Investments. Refer to note 9 for further detail.
(14)	On July 22, 2013, Control4 Corporation completed a 1:5.2 reverse stock split which has been reflected above.

See Notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

On November 28, 2012, the Company formed wholly-owned subsidiaries, GSVC AE Holdings, Inc. (“GAE”), GSVC AV Holdings, Inc. (“GAV”), GSVC NG Holdings, Inc. (“GNG”), GSVC SW Holdings, Inc. (“GSW”) and GSVC WS Holdings, Inc. (“GWS”). On July 12, 2013, the Company formed a wholly-owned subsidiary, SPNPM Holdings LLC (“SPNPM”). On August 13, 2013, the Company formed a wholly-owned subsidiary, GSVC SVDS Holdings, Inc. (“SVDS”). Collectively, these entities are known as the “GSVC Holdings”, all Delaware corporations, formed to hold portfolio investments.

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

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to us and certain entities established for tax purposes where we hold a 100% interest (“the GSVC Holdings Entities”). Accordingly, our financial statements include our accounts and the accounts of the GSVC Holdings Entities and GCL, our wholly-owned subsidiaries. All intercompany balances and transactions have

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

been eliminated in consolidation. We began consolidating the GSVC Holdings Entities during the quarter ended September 30, 2013. Previously these entities were accounted for in a manner similar to the equity method. The change has no impact on our financial position or results of operations through December 31, 2013. Future periods may be impacted by tax related assets and liabilities recorded at the GSVC Holdings entity level that arise in the normal course of business and which will be included in our consolidated statement of assets and liabilities. Such tax assets and liabilities had balances of $1,510,998 and $2,659,743 for the year ended December 31, 2013, and $0 for the year ended December 31, 2012.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Valuation of Financial Instruments

The carrying amounts of our financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature. The embedded derivative liability is carried at fair value.

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

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Consolidated Schedules of Investments for the years ended December 31, 2013 and 2012, respectively for details regarding the nature and composition of the Company’s portfolio.

Cash

The Company places its cash with U.S. Bank, N.A. and First Republic Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Restricted Cash

Restricted Cash consists of excess funds remaining in escrow from the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. As of December 31, 2013, and December 31, 2012, respectively, the Company had Restricted Cash of $22,264 and $0 which is included on the Consolidated Statements of Assets and Liabilities.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales:  Gains or losses on the sale of investments are determined using the specific identification method.

Interest:  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

Dividends:  Dividend income is recognized on the ex-dividend date.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At December 31, 2013, and December 31, 2012, the Company had $0 in Escrow deposits.

Net Change in Unrealized Appreciation or Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

U.S. Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2012 taxable year. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Certain tax attributes may be subject to limitations on timing and usage. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. taxed as a RIC for the year ended December 31, 2013, the deferred tax assets and liabilities recorded as of December 31, 2013 will be adjusted accordingly in 2014.

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code), if the Company is able to satisfy the requirements under subchapter M of the Code. If we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. On December 4, 2013 we filed an application with the SEC for this certification, but no assurance can be given that we will receive it, or that we will otherwise qualify as a RIC for our 2013 taxable year. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries of the RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements. Although it is currently its intention to do so, at the present time, the Company cannot assure you whether it will elect to be treated as a RIC for its 2013 taxable year. If it opts not to do so, the Company will continue

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

to be taxed as a C corporation under the Code for its 2013 taxable year. Until such time as it is able to be taxed as a RIC, GSV will provide for income taxes, if any, as a C Corp. If the Company is able to elect to be taxed as a RIC for the year ended December 31 2013, the deferred tax assets and liabilities recorded as of December 31, 2013 will be adjusted accordingly in 2014.

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

Deferred Credit Facility Fees

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank would provide the Company with a new $18 million credit facility (the “Credit Facility”). The Company incurred $288,249 of legal costs and other fees in connection with opening the Credit Facility. These costs are included as deferred credit facility fees on the Company’s Consolidated Statement of Assets and Liabilities and $288,249 will be amortized over the life of the Credit Facility.

Offering Costs

Offering costs include legal fees and other costs pertaining to public offerings. In accordance with ASC 340-10, the Company deferred offering costs of $365,873 associated with the registration statement filed on September 23, 2013 on form N-2 with the Securities and Exchange Commission (the “SEC”) to register the Company’s common stock, preferred stock, subscription rights, debt securities, and warrants under the Securities Act of 1933, as amended. If the registration statement is declared effective by the SEC and the Company’s securities are offered pursuant to the registration statement, the Company will reclassify the deferred offering costs into additional paid-in capital for equity offerings and will amortize the offering costs related to any debt securities issued.

As of December 31, 2012, $738,697 of offering costs were offset against capital proceeds from the secondary offerings which occurred on February 10, 2012 and May 11, 2012.

Per Share Information

Basic net increase (decrease) in net assets per common share, is computed using the weighted average number of shares outstanding for the period presented.

Diluted net increase (decrease) in net assets per common share is computed by dividing the net increase (decrease) in net assets per common share for the period plus any interest expense incurred on dilutive securities by the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method to determine the number of potentially dilutive shares outstanding. Refer to Note 5 for further detail.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the period from the close of the initial public offering through and including December 31, 2011, the base management fee was payable monthly in arrears, and was calculated based on the initial value of the Company’s assets upon the closing of the public offering. For the years ended December 31, 2013, and December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011, GSV Asset Management earned $5,426,485, $4,419,345 and $618,865, respectively, in base management fees and $0 in incentive fees, respectively. For the years ended December 31, 2013, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively, the Company accrued incentive fees of $10,523,552, and $0, and $0, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date, on a pre-tax basis.

As of December 31, 2013, the Company was due $3,039 from GSV Asset Management for reimbursement of expenses paid by the Company that were the responsibility of GSV Asset Management, and is included in the Statement of Assets and Liabilities. As of December 31, 2013, the Company owed GSV Asset Management $563,978 for reimbursements of travel-related expenses. These are included in the Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $3,089,771, $2,384,764 and $554,232 in such costs incurred under the Administration Agreement for the years ended December 31, 2013, December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At December 31, 2013, the Company had 78 positions in 49 portfolio companies. The total cost and fair value of the 78 positions at December 31, 2013 was $279,709,118 and $355,383,653, respectively. At December 31, 2012, the Company had 61 positions in 47 portfolio companies. The total cost and fair value of the 61 positions at December 31, 2012 was $237,147,735 and $225,397,085, respectively. The composition of our investments as of December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Common Stock	$152,075,148	$223,661,412	$132,833,640	$123,820,141
Preferred Stock	126,151,898	129,925,500	103,683,625	100,853,882
Common Membership Interest	500,000	557,084	500,000	500,000
Structured Note	764,881	750,000	—	—
Warrants	217,191	489,657	130,470	223,062
Total Portfolio Investments	279,709,118	355,383,653	237,147,735	225,397,085
Non-Portfolio Investments	10,845,236	10,865,200	16,000,000	16,000,000
Total Investments	$290,554,354	$366,248,853	$253,147,735	$241,397,085

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2013 and December 31, 2012 are as follows:

As of December 31, 2013

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Common Stock	$11,706,338	130,544,913	81,410,161	223,661,412
U.S. Treasury Strip	10,865,200	—	—	10,865,200
Preferred Stock	—	—	129,925,500	129,925,500
Structured Note	—	—	750,000	750,000
Warrants	—	—	489,657	489,657
Common Membership Interests	—	—	557,084	557,084
Total Assets at Fair Value	$22,571,538	130,544,913	213,132,402	366,248,853
Liabilities:
Embedded Derivative	—	—	799,000	799,000
Total Liabilities at Fair Value	$—	—	799,000	799,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

As of December 31, 2012

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Common Stock	$10,964,466	$—	$112,855,675	$123,820,141
Preferred Stock	—	—	100,853,882	100,853,882
Money Market Funds	16,000,000	—	—	16,000,000
Common Membership Interest	—	—	500,000	500,000
Warrants	—	—	223,062	223,062
Total Assets at Fair Value	$26,964,466	$—	$214,432,619	$241,397,085
Total Liabilities at Fair Value	$—	$—	$—	$—

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Level 3 investments and embedded derivative as of December 31, 2013.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$81,410,161	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.2x - 6.4x (4.1x)
			EBIT multiples	10.0x - 19.0x (14.5x)
			Discount rate	35% - 40% (38%)
Preferred stock in private companies	129,925,500	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.0x - 6.4x (2.8x)
			EBIT multiples	6.0x - 30.0x (14.8x)
			Discount rate	35% - 50% (41%)
Common membership interest	557,084	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.3x - 2.6x (2.5x)
			EBIT multiples	8.0x - 8.7x (8.35x)
			Discount rate	45% (45%)
Structured Note	750,000	Market approach	Precedent transactions	N/A
Warrants	489,657	Option pricing model	Term to expiration	0.33 Years - 3 Years (2.47 Years)
			Stock price	0.07 - 1.17 (0.67)
			Volatility	30% - 45% (39%)
Embedded Derivative	799,000	Binomial Lattice Model	Strike Price	$16.26 ($16.26)
			Volatility	45.00% (45.00%)
			Annual risk rate	15.00% (15.00%)

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

The significant unobservable inputs used in determining the fair value of the assets and liabilities are shown above. Increases (decreases) in revenue multiples, EBIT multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher fair values all else equal.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The Company applied the binomial lattice model to value the embedded derivative using a “with-and-without method,” where the value of the convertible senior notes including the embedded derivative, is defined as the “with”, and the value of the convertible senior notes excluding the embedded derivative, is defined as the “without”. This method estimates the value of the embedded derivative by looking at the difference in the values between the convertible senior notes with the embedded derivative and the value of the convertible senior notes without the embedded derivative. The lattice model requires the following inputs: (i) strike price; (ii) estimated stock volatility; and (iii) annual risk rate.

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the year ended December 31, 2013 and December 31, 2012 as follows:

	Year ended December 31, 2013
	Common Stock	Preferred Stock	Common Membership Interest	Term Loans	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$—	$223,062	$—	$214,432,619
Purchases of investments	8,248,157	59,273,379	—	1,242,325	19,700	—	68,783,561
Exercises, conversions and assignments – In(1)	26,442,820	(26,509,841)	—	—	67,021	—	—
Sales and settlements	—	10,091,058	—	(459,799)	—	—	9,631,259
Realized loss included in earnings	(953,811)	(27,463,851)	—	(15,488)			(28,433,150)
Exercises, conversions and assignments – Out(1)	(2,000,000)	2,000,000	—	—	—	—	—
Change in unrealized appreciation (depreciation) included in earnings	62,256,476	19,839,371	57,084	(17,038)	179,874		82,315,767

Transfers Out of Level 3	(125,439,156)	(8,158,498)	—	—	—	—	(133,597,654)
Fair Value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2013	$(75,011,491)	$(2,524,084)	$57,084	$(3,371)	$(179,874)	$—	$(77,661,736)
Liabilities:
Fair Value of December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Embedded derivative from issuance of convertible senior notes	—	—	—	—	—	700,000	700,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	—	99,000	99,000
Fair Value as of September 30, 2013	$—	$—	$—	$—	$—	$799,000	$799,000

(1)	During the period ended December 31, 2013, the Company converted its preferred shares to common shares in CUX Inc., Chegg, Inc., Twitter, Inc., and Violin Memory, Inc. The Company also converted its common shares to preferred shares in Totus Solutions Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

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

During the year ended December 31, 2013, there were seven transfers between levels. Four of these transfers occurred as of September 30, 2013, and three occurred as of December 31, 2013. These transfers occurred as a result of the initial public offering of several of our portfolio companies as described below.

Due to a public offering of Chegg, Inc. on November 12, 2013, observable inputs became available for our valuation at December 31, 2013. This resulted in a transfer of Chegg, Inc. from Level 3 to Level 2. Our shares in Chegg, Inc. are presently subject to a lock-up agreement that expires on May 11, 2014. The fair value for Chegg, Inc. was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 15% that was primarily based on the market value of publicly traded put options with a similar term as our lock-up as of December 31, 2013.

Due to a public offering of Twitter, Inc. on November 6, 2013, observable inputs became available for our valuation at December 31, 2013. This resulted in a transfer of Twitter, Inc. from Level 3 to Level 2. Our shares in Twitter, Inc. are presently subject to a lock-up agreement that expires on May 5, 2014. The fair value for Twitter, Inc. was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 15% that was primarily based on the market value of publicly traded put options with a similar term as our lock-up as of December 31, 2013.

Due to a public offering of ePals, Inc. on October 22, 2013, observable inputs became available for our valuation at December 31, 2013. This resulted in a transfer of ePals, Inc. from Level 3 to Level 2. Our shares in ePals, Inc. are presently subject to a lock-up agreement that expires on February 23, 2014. The fair value for ePals, Inc. was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 8% that was primarily based on the market value of publicly traded put options with a similar term as our lock-up as of December 31, 2013.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

Due to a public offering of Violin Memory, Inc. on September 27, 2013, observable inputs became available for our valuation at December 31, 2013. This resulted in a transfer of Violin Memory, Inc. from Level 3 to Level 2. Our shares in Violin Memory, Inc. are presently subject to a lock-up agreement that expires on March 26, 2014. The fair value for Violin Memory, Inc. was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 15% that was primarily based on the market value of publicly traded put options with a similar term as our lock-up as of December 31, 2013.

Due to a public offering of Control4 Corporation on August 2, 2013, observable inputs became available for our valuation at December 31, 2013. This resulted in a transfer of Control4 Corp from Level 3 to Level 2. Our shares in Control4 Corporation are presently subject to a lock-up agreement that expires on January 29, 2014. The fair value for Control4 Corporation was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 4% that was primarily based on the market value of publicly traded put options with a similar term as our lock-up as of December 31, 2013.

Due to a public offering of Silver Spring Networks, Inc. on March 12, 2013, observable inputs became available for our valuation at March 31, 2013. However, our shares in Silver Spring Networks, Inc. were subject to a lock-up agreement that expired on September 8, 2013. As such, the fair value for Silver Spring was estimated using the close price on a public exchange as of the valuation date, adjusted for a discount due to lack of marketability of 7% that was primarily based on the market price of publicly traded put options with a similar term as the lock-up as of June 30, 2013. This resulted in a transfer of Silver Spring from Level 3 to Level 2. Due to the expiration of the lock-up agreement on our shares in Silver Spring Networks on September 8, 2013, the closing price on a public exchange on September 30, 2013 was used for our valuation as of September 30, 2013. This resulted in a transfer of Silver Spring Networks from Level 2 to Level 1.

During the year ended December 31, 2013, the Company wrote-off its investments in Kno, Inc, Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc. and recorded realized losses.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 4 —  EQUITY OFFERINGS AND RELATED EXPENSES

We issued 13,800,000 shares of our common stock during the year ended December 31, 2012. No new shares of our common stock were issued during the year ended December 31, 2013. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

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

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the year ended December 31, 2013, December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011.

	Year ended December 31, 2013	Year ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Earnings per common share – basic:
Net increase (decrease) in net assets resulting from operations	$35,383,643	$(19,834,250)	$(3,613,664)
Weighted average common shares outstanding – basic(1)	19,320,100	16,096,330	3,377,429 (1)
Earnings per common share – basic:	$1.83	$(1.23)	$(1.07)
Earnings per common share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$35,383,643	$—	$—
Adjustments for interest on convertible senior notes and deferred debt issuance costs	1,269,217	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$36,652,860	$—	$—
Weighted average common shares outstanding – basic	19,320,100	—	—
Adjustments for dilutive effect of convertible senior notes	1,220,914	—	—
Weighted average common shares outstanding – diluted	20,541,014	—	—
Earnings per common share – diluted:	$1.78	$(1.23)	$(1.07)

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated starting from the issuance of 100 shares on February 28, 2011.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

NOTE 7 —  FINANCIAL HIGHLIGHTS

	Year ended December 31, 2013		Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of year/period	$13.07		$12.95		$—
Issuance of common shares	—		1.91	(3)	14.67	(4)
Underwriters’ discount	—		(0.72	)(2)	(0.86	)(2)
Offering costs	—		(0.04	)(2)	(0.19	)(2)
Net investment loss	(0.46	)(1)	(0.51	)(1)	(0.37	)(2)
Net realized loss on investments	(1.12	)(1)	(0.09	)(1)	—
Benefit for taxes on net realized capital losses	0.49		—		—
Net change in unrealized appreciation (depreciation) on investments	4.53	(1)	(0.43	)(5)	(0.30	)(2)
Provision for taxes on unrealized appreciation of investments	(1.60)		—		—
Net asset value at end of year/period	14.91		$13.07		$12.95
Per share market value at end of year/period	$12.09		$8.43		$13.95
Total return based on market value	43.42	%(6)	(39.57	)%(6)	(7.00	)%(7)
Total return based on net asset value	14.08	%(6)	0.93	%(6)	(13.67	)%(7)
Shares outstanding at end of period	19,320,100		19,320,100		5,520,100
Ratio/Supplemental Data:
Net assets at end of year/period	$287,966,444		$252,582,801		$71,503,248
Average net assets	$250,121,052		$208,050,344		$44,532,523
Annualized ratio of gross operating expenses to average net assets(8)	8.83%		4.10%		5.01%
Annualized ratio of net operating expenses to average net assets(8)	8.83%		4.10%		5.01%
Annualized ratio of net investment loss to average net assets(8)	(3.04)%		(3.98)%		(4.64)%

(1)	Based on weighted average number of shares outstanding for the year/period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 7 —  FINANCIAL HIGHLIGHTS  – (continued)

(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(8)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the year-end December 31, 2013, December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $0, and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. For the period from January 6, 2011 (date of inception) to December 31, 2011, average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 —  INCOME TAX

The Company and its wholly-owned subsidiaries are currently taxable as C Corporations and subject to federal and state corporate income taxes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC beginning with its 2013 taxable year. Neither the Company nor its subsidiaries recorded a current income tax expense or benefit during the year ended December 31, 2013 since they had net operating loss and capital loss carryforwards from prior years and a net operating loss and a net capital loss for the 2013 tax year.

The Company and its wholly-owned subsidiaries recorded deferred income tax benefits and expenses during the year ended December 31, 2013, which consisted primarily of temporary difference related to certain expenses, net operating losses, capital losses and temporary differences arising from differences between the tax basis and financial reporting basis in underlying investments.

As of December 31, 2013 and December 31, 2012, the total amount of gross deferred tax assets before valuation allowance was $22,872,255 and $9,339,305, respectively. As of December 31, 2013 and December 31, 2012, the total amount of gross deferred tax liabilities was $30,906,063 and $0, respectively. The federal and state net operating losses will expire in 2031 – 2034. The federal and state capital losses will expire in 2017 – 2018.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 8 —  INCOME TAX  – (continued)

The components of deferred tax assets and liabilities as of December 31, 2013 and December 31, 2012 were as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	9,108,833	4,109,160
Net capital loss carryforwards	9,426,234	549,861
Incentive fees and other timing differences	4,337,188
Basis differences in investments	—	4,680,284
Total gross deferred tax assets	22,872,255	9,339,305
Less: valuation allowance	(286,753)	(9,339,305)
Net deferred tax assets	22,585,502	—
Deferred tax liabilities:
Basis differences in investments	30,906,063	—
Net deferred tax liabilities	30,906,063

During 2013, the Company released valuation allowance of $9,052,552 as it had net deferred tax liabilities at December 31, 2013. The Company’s valuation allowance of $286,753 comes from its wholly-owned subsidiary, GSVC AE Holdings, Inc. The Company believes it is less than more-likely-than-not that the benefit of this net operating loss carryforward will be realized before its expiration.

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2013	2012	2011
U.S. federal income tax at statutory rate	35.00%	34.00%	34.00%
State taxes, net of federal benefit	5.75%	5.83%	5.83%
Valuation allowance	(21.71%)	(39.83%)	(39.83%)
Effective tax rate	19.04%	—	—

The Company may elect to file an election to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. The Company will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” (an “SEC Certification”) for the 2013 taxable year. On December 4, 2013, the Company filed an application with the SEC for an SEC Certification for the 2013 taxable year, but no assurance can be given that it will receive an SEC Certification. In the event that it does not receive such SEC Certification, the Company will be taxed as a C Corporation.

As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 8 —  INCOME TAX  – (continued)

become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California. For the year ended December 31, 2013, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through 2013. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

NOTE 9 —  LONG TERM LIABILITIES

Convertible senior notes payable

On September 17, 2013, the Company issued $69,000,000 aggregate principal amount of the Convertible Senior Notes (the “Convertible Senior Notes”) (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Senior Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity.

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase $10,845,236 of government securities. These government securities are shown on the consolidated schedule of investments. The excess funds of $22,264 remaining from the purchase of government securities held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of December 31, 2013, of the total offering costs of $3,585,929 incurred, $3,378,121 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2013, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 9 —  LONG TERM LIABILITIES  – (continued)

The Convertible Senior Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, junior (other than to the extent of the interest escrow) to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by our subsidiaries.

Embedded Derivative

The Convertible Senior Notes contain an interest make-whole payment provision pursuant to which holders who convert their notes prior to September 15, 2016 will receive, in addition to a number of shares of our common stock calculated at the applicable conversion rate for principal amount of notes being converted, the cash proceeds from sale by the escrow agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted. Under ASC 815-10-15-74(a), the interest make-whole payment is considered an embedded derivative and is separated from the host contract, the Convertible Senior Notes, and carried at fair value.

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of December 31, 2013 is $799,000 as shown on the Consolidated Statement of Assets and Liabilities. The $99,000 increase in the estimated fair value of the embedded derivative between the initial measurement date, September 17, 2013 and December 31, 2013 represents a loss from change in fair value of embedded derivative as shown on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

Credit Facility

The Company entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide the Company with the new $18 million Credit Facility. Under the Credit Facility, the Company is permitted to borrow an amount equal to the lesser of $18 million or 20% of the Company’s then-current net asset value.

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the Loan Agreement, the Company has made certain customary representations and warranties and the Company is required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility is secured by all of the Company’s property and assets, except for its assets pledged to secure certain obligations in connection with the issuance, in September 2013, of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of convertible senior notes on substantially similar terms.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 10 —  SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company purchased investments for $13,805,207 as follows:

An investment of $2,984,530, plus transaction costs, in StormWind, LLC, an interactive learning platform, on January 7, 2014. An investment of $107,725, plus transaction costs, in StormWind, LLC, an interactive learning platform, on February 25, 2014.

An investment of $198,000, plus transaction costs, in NestGSV, Inc., an incubator company, on January 29, 2014. An investment of $99,000, plus transaction costs, in NestGSV, Inc., an incubator company, on March 4, 2014.

An investment of $430,000, plus transaction costs, in Dailybreak, Inc, a social advertising company, on February 11, 2014.

An investment of $232,104, plus transaction costs, in AlwaysOn Inc, a social media company, on February 14, 2014.

An investment of $482,146, plus transaction costs, in EdSurge, Inc, an education technology company, on February 18, 2014.

An investment of $1,280,000, plus transaction costs, in Fullbridge, Inc., a business education company, on February 19, 2014.

An investment of $4,996,044, plus transaction costs, in JAMF Software Inc., a software services company, on February 28, 2014.

An investment of $2,995,658, plus transaction costs, in General Assembly Inc., an education company, on March 6, 2014.

Subsequent to December 31, 2013, the Company sold investments for $13,120,776, plus transaction costs as follows:

On January 31, 2014, the Company sold a total of 25,000 and 50,000 shares of its investment in Facebook, Inc. at a price of $60.08 and $61.18 per share plus transaction costs for net proceeds of $1,500,599 and $3,058,437. On February 3, 2014, the Company sold a total of 25,000 shares of its investment in Facebook, Inc. at a price of $61.06 per share plus transaction costs for net proceeds of $1,526,163. On February 19, 2014 the Company sold a total of 25,000 shares of its investment in Facebook, Inc. at a price of $65.06 per share plus transaction costs for net proceeds of $1,626,232. On February 27, 2014 the Company sold a total of 25,000 shares of its investment in Facebook, Inc. at a price of $70.02 per share plus transaction costs for net proceeds of $1,750,095. The Company continues to hold 25,000 shares of Facebook, Inc. as of March 17, 2014.

On February 10, 2014, the Company sold a total of 4,000 shares of its investment in Control4 Corporation at a price of $21.03 per share plus transaction costs for $83,991. On February 12, 2014, the Company sold a total of 30,000 shares of its investment in Control4 Corporation at a price of $21.58 per share plus transaction costs for net proceeds of $646,431. On February 13, 2014, the Company sold a total of 10,000 shares of its investment in Control4 Corporation at a price of $21.03 plus transaction costs per share for net proceeds of $210,008. On February 10, 2014, the Company sold a total of 6,000 shares of its investment in Control4 Corporation at a price of $21.14 per share plus transaction costs for net proceeds of $126,655. On February 18, 2014, the Company sold a total of 50,000 shares of its investment in Control4 Corporation at a price of $23.19 per share plus transaction costs for net proceeds of $1,157,940. On February 19, 2014, the Company sold a total of 50,000 shares of its investment in Control4 Corporation at a price of $24.13 per share plus transaction costs for net proceeds of $1,205,224. On March 13, 2014, the Company sold a total of 10,000 shares of its investment in Control4 Corporation at a price of $22.83 per

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 10 —  SUBSEQUENT EVENTS  – (continued)

share plus transaction costs for net proceeds of $228,000. The Company continues to hold 622,821 shares of Control4 Corporation as of March 17, 2014.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to December 31, 2013, the Company has not made any such escrow deposits.

Note 11 — SELECTED QUARTERLY FINANCIAL DATA

Year Ended December 31, 2013	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total Investment Income	$4,535	$15,723	$2,644	$26,049
Net Investment Loss	(2,567,725)	(2,386,911)	(3,013,789)	(907,231)
Net Realized and Unrealized Gains (Losses)	(4,923,530)	5,902,614	8,729,535	56,030,509
Net Increase (Decrease) in Net Assets from Operations	(7,491,255)	3,515,703	5,715,746	33,643,449
Net Investment Loss per common share – basic	(0.13)	(0.12)	(0.16)	(0.05)
Net Investment Loss per common share – diluted	(0.13)	(0.12)	(0.16)	(0.05)
Net Realized and Unrealized Gains (Losses) per common share – basic	(0.25)	0.31	0.45	2.90
Net Realized and Unrealized Gains (Losses) per common share – diluted	(0.25)	0.31	0.45	2.38
Net Increase (Decrease) in Net Assets from Operations per common share – basic	(0.38)	0.18	0.30	1.74
Net Increase (Decrease) in Net Assets from Operations per common share – diluted	(0.38)	0.18	0.30	1.47
Weighted Average Common Shares Outstanding – Basic	19,320,100	19,320,100	19,320,100	19,320,100
Weighted Average Common Shares Outstanding – Diluted	19,320,100	19,320,100	19,320,100	23,564,228

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 11 — SELECTED QUARTERLY FINANCIAL DATA  – (continued)

Year Ended December 31, 2012	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total Investment Income	$117,805	$110,354	$13,928	$5,990
Net Investment Income (Loss)	(1,094,002)	(2,080,119)	(2,334,568)	(2,774,192)
Net Realized and Unrealized Gains (Losses)	1,010,939	(3,394,775)	(4,665,272)	(4,502,261)
Net Increase (Decrease) in Net Assets from Operations	(83,063)	(5,474,894)	(6,999,840)	(7,276,453)
Net Investment Income (Loss) per common share – basic & diluted	(0.12)	(0.13)	(0.12)	(0.14)
Net Realized and Unrealized Gains (Losses) per common share – basic & diluted	0.11	(0.21)	(0.24)	(0.23)
Net Increase (Decrease) in Net Assets from Operations per common share – basic & diluted	(0.01)	(0.34)	(0.36)	(0.38)
Weighted Average Common Shares Outstanding – Basic & diluted	9,387,133	16,287,133	19,320,100	19,320,100

For the period from January 6, 2011 (date of inception) to December 31, 2011(1)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total Investment Income	$—	$—	$53,408	$108,920
Net Investment Income (Loss)	(110,808)	(565,305)	(680,088)	(677,663)
Net Realized and Unrealized Gains (Losses)	—	(59,634)	-494,170	(1,025,996)
Net Increase (Decrease) in Net Assets from Operations	(110,808)	(624,939)	(1,174,258)	(1,703,659)
Net Investment Income (Loss) per common share – basic & diluted	—	(0.24)	(0.20)	(0.12)
Net Realized and Unrealized Gains (Losses) per common share – basic & diluted	—	(0.03)	(0.14)	(0.19)
Net Increase (Decrease) in Net Assets from Operations per common share – basic & diluted	(1,108.08)	(0.27)	(0.34)	(0.31)
Weighted Average Common Shares Outstanding – basic & diluted	100	2,345,595	3,430,100	5,520,100

(1)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 was calculated from the issuance of 100 shares on February 28, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 101 of this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
GSV Capital Corp.

We have audited the internal control over financial reporting of GSV Capital Corp. and subsidiaries (the “Company;”) as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of GSV Capital Corp. and subsidiaries, including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2013 and 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011. Our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

San Jose, California
March 17, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	62
Consolidated Statements of Assets and Liabilities as of December 31, 2013 and December 31, 2012	63
Consolidated Statements of Operations for the year ended December 31, 2013, December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	64
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2013, December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	65
Consolidated Statements of Cash Flows for the year ended December 31, 2013, December 31, 2012 and for the period from January 6, 2011 (date of inception) to December 31, 2011	66
Consolidated Schedule of Investments as of December 31, 2013	67
Schedule of Investments as of December 31, 2012	73
Notes to the Consolidated Financial Statements	78

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Senior Convertible Notes due 2018, by and between the Registrant and the U.S. Bank National Association, as trustee(4)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC(3)
10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC(3)
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association(1)
10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC(2)
10.7	Loan and Security Agreement between GSV Capital Corp. and Silicon Valley Bank, dated as of December 31, 2013(5)
14.1	Code of Ethics(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011.
(3)	Previously filed in connection with Annual Report on Form 10-K (File No. 814-00852) filed on March 14, 2013.
(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on September 18, 2013, and incorporated by reference herein.
(5)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on January 7, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: March 17, 2014	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 17, 2014	By: /s/ Stephen D. Bard Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)