Form 10-Q
period 2014-03-31
GSV Capital Corp.
filed 2014-05-12
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 12, 2014 was 19,320,100.

GSV CAPITAL CORP.

i

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Investments at fair value:
Investments in controlled securities (cost of $7,033,130 and $0, respectively)	$8,012,556	$—
Investments in affiliated securities (cost of $63,818,718 and $64,912,527, respectively)	60,038,914	62,740,162
Investments in non-control/non-affiliated securities (cost of $224,585,818 and $214,796,591, respectively)	299,972,346	292,643,491
Investments owned and pledged (cost of $9,054,451 and $10,845,236, respectively)	9,089,805	10,865,200
Investments in United States Treasury Bill (cost of $80,000,584 and $0, respectively)	79,999,900	—
Total Investments (cost of $384,492,701 and $290,554,354, respectively)	457,113,521	366,248,853
Cash	4,063,165	7,219,203
Restricted cash	22,139	22,264
Deposit with Broker	10,000,000	—
Due from:
GSV Asset Management(1)	—	3,039
Portfolio companies	140,804	153,178
Interest receivable	40,684	7,304
Prepaid expenses	128,909	49,739
Coupon interest receivable	—	11,141
Dividend receivable	—	13,233
Deferred credit facility fees	244,306	288,249
Deferred debt issuance costs	3,201,159	3,378,121
Deferred offering costs	228,285	184,710
Other assets	334,575	368,524
Total Assets	475,517,547	377,947,558
LIABILITIES
Due to:
GSV Asset Management(1)	603,199	563,978
Accounts payable	333,474	382,165
Accrued incentive fees	11,493,204	10,523,552
Accrued interest payable	171,063	1,056,563
Accrued expenses	33,700	—
Payable for securities purchased	80,000,584	—
Net deferred tax liability	8,291,196	8,320,561
Line of Credit	18,000,000	—
Convertible senior notes embedded derivative liability	179,000	799,000
Convertible senior notes payable 5.25% due September 15, 2018	68,365,979	68,335,295
Total Liabilities	187,471,399	89,981,114
Commitments and contingencies (Note 6)
Net Assets	$288,046,148	$287,966,444
NET ASSETS
Common stock, par value $0.01 per share
(100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(21,987,215)	(19,192,401)
Accumulated net realized loss on investments	(8,967,092)	(13,660,306)
Accumulated net unrealized appreciation (depreciation) on investments	42,969,740	44,788,436
Net Assets	$288,046,148	$287,966,444
Net Asset Value Per Share	$14.91	$14.91

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
INVESTMENT INCOME
Interest income from affiliated securities	$39,928	$—
Dividend income from affiliated securities	887	—
Dividend income from non-control/non-affiliated securities	—	4,535
Total Investment Income	40,815	4,535
OPERATING EXPENSES
Investment management fees	1,756,196	1,283,599
Accrued incentive fees	969,652	—
Costs incurred under administration agreement	908,532	887,984
Directors’ fees	65,000	65,250
Professional fees	456,539	236,886
Interest and credit facility expense	1,179,725	—
Insurance expense	59,736	53,013
Investor relations expense	54,912	43,562
Other expenses	18,251	1,966
Gain on fair value adjustment for embedded derivative	(620,000)	—
Total Operating Expenses	4,848,543	2,572,260
Benefit for taxes on net investment loss	2,012,914	—
Net Investment Loss	(2,794,814)	(2,567,725)
Net Realized Gain (Loss) on Investments	7,931,745	(3,346,892)
Benefit/(Provision) for taxes on Net Realized Capital Gains/(Losses)	(3,238,531)	—
Net Change in Unrealized Depreciation on Investments	(3,073,679)	(1,576,638)
Benefit for taxes on Unrealized Depreciation of investments	1,254,983	—
Net Increase (Decrease) in Net Assets Resulting From Operations	$79,704	$(7,491,255)
Net Increase (Decrease) in Net Assets Resulting From Operations Per Common Share — basic and diluted	$0.00	$(0.38)
Weighted Average Common Shares Outstanding:	19,320,100	19,320,100

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Increase (Decrease) in Net Assets Resulting From Operations
Net Investment Loss	$(2,794,814)	$(2,567,725)
Net Realized Gain (Loss) on Investments	7,931,745	(3,346,892)
Benefit/(Provision) for taxes on Net Realized Capital Gains/(Losses)	(3,238,531)	—
Net Change in unrealized depreciation on Investments	(3,073,679)	(1,576,638)
Benefit for taxes on Unrealized Depreciation of investments	1,254,983	—
Net Increase (Decrease) in Net Assets Resulting From Operations	79,704	(7,491,255)
Total Increase (Decrease) in Net Assets	79,704	(7,491,255)
Net Assets at Beginning of Period	287,966,444	252,582,801
Net Assets at End of Period	$288,046,148	$245,091,546
Capital Share Activity
Shares Issued	—	—
Shares Outstanding at Beginning of Period	19,320,100	19,320,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$79,704	$(7,491,255)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(7,931,745)	3,346,892
Net change in unrealized depreciation (appreciation) on investments	3,073,679	1,576,638
Gain on fair value adjustment for embedded derivative	(620,000)	—
Net deferred tax liability	(29,365)	—
Amortization of deferred credit facility fees	43,943	—
Amortization of deferred debt issuance costs	207,646	—
Purchases of investments in:
Portfolio investments	(21,929,081)	(3,466,394)
Proceeds from sales or redemption of investments in:
Portfolio investments	14,132,278	1,785,344
United States treasury strips	1,790,785	—
Change in operating assets and liabilities:
Deposit with Broker	(10,000,000)	—
Due from GSV Asset Management(1)	3,039	(2,782)
Due from portfolio companies	12,374	(6,664)
Accrued interest	(33,380)	—
Prepaid expenses	(79,170)	(1,788)
Coupon interest receivable	11,141	—
Dividend receivable	13,233	443
Other assets	33,949	(21,344)
Due to GSV Asset Management(1)	39,221	(12,182)
Accounts payable	(48,691)	32,266
Accrued incentive fees	969,652	—
Accrued interest payable	(885,500)	—
Accrued expenses	33,700	(239,320)
Net Cash Used in Operating Activities	(21,112,588)	(4,500,146)
Cash Flows from Financing Activities
Borrowings under credit facility	18,000,000	—
Deferred offering costs	(43,575)	—
Change in restricted cash	125	—
Net Cash Provided by Financing Activities	17,956,550	—
Total Decrease in Cash Balance	(3,156,038)	(4,500,146)
Cash Balance at Beginning of Period	7,219,203	11,318,525
Cash Balance at End of Period	$4,063,165	$6,818,379
Non-Cash Operating Items
Transactions in Investments in Portfolio Companies
Structured notes converted to convertible notes	$517,755	$—
Preferred shares converted to common shares	$1,273,125	$—
Non-Cash Financing Items
Payable for securities purchased	$80,000,584	$—

(1)	This balance is a related party transaction. Refer to Note 2 Related Party Arrangements.

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.(11)**
Common shares	San Francisco, CA Social Communication	1,900,600	$32,991,111	$80,717,912	28.02%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	7,145,690	20,051,480	40,444,605	14.04%
Preferred shares, Series G		326,797	1,008,968	2,003,266	0.70%
Total			21,060,448	42,447,871	14.74%
Dropbox, Inc.
Common share	San Francisco, CA Online Storage	760,000	8,641,153	14,516,000	5.04%
Preferred shares, Series A-1		552,486	5,015,333	10,552,483	3.66%
Total			13,656,486	25,068,483	8.70%
2U, Inc. (f/k/a 2tor, Inc.)(13)**
Common shares	Landover, MD Online Education	1,319,233	10,031,837	14,856,213	5.16%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,443	14,517,296	5.04%
Control4 Corporation(8)**
Common shares	Salt Lake City, UT Home Automation	579,089	5,257,705	12,282,478	4.26%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,034,324	11,017,801	11,000,007	3.82%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship	1,899,799	6,799,392	8,183,904	2.84%
Preferred shares, Series E	Manager	373,134	1,500,522	2,323,925	0.81%
Total			8,299,914	10,507,829	3.65%
Avenues Global Holdings, LLC(2)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	10,220,061	3.55%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	9,999,928	3.47%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	9,999,080	3.47%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	3,914,535	10,000,001	9,995,517	3.47%
Chegg, Inc.(12)**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	7,617,180	2.64%

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
StormWind, LLC(1)(5)(15)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning	3,279,629	$2,019,687	$3,797,810	1.32%
Preferred shares, Series C		2,132,824	3,000,030	3,000,030	1.04%
Preferred shares, Series A		366,666	110,000	110,000	0.04%
Preferred Unit Warrants $0.73 strike price, expire 7/24/14		1,215,063	—	51,705	0.02%
Total			5,129,717	6,959,545	2.42%
General Assembly Space, Inc.
Common Stock	New York, NY Online Education	133,213	2,999,983	2,999,983	1.04%
Preferred Stock		126,552	2,999,978	2,999,978	1.04%
Total			5,999,961	5,999,961	2.08%
ZocDoc Inc.
Preferred shares, Series A	New York, NY Online Medical Scheduling	200,000	3,563,178	3,622,977	1.26%
Common Stock		111,866	1,734,878	2,026,440	0.70%
Total			5,298,056	5,649,417	1.96%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,149	1.74%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	4,999,991	4,995,027	1.73%
Violin Memory, Inc.(9)**
Common Shares	Mountain View, CA Memory Flash	1,247,498	14,820,178	4,989,992	1.73%
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	3,193,444	3,089,842	1.07%
Convertible Promissory Note, 10% Interest rate, February 16, 2015		$1,813,904	1,818,075	1,813,904	0.63%
Common warrants, $0.91 strike price, expire 3/22/2020		186,170	67,021	59,574	0.02%
Common warrants, $0.91 strike price, expire 10/09/2018		82,418	9,901	—	—%
Common warrants, $0.91 strike price, expire 12/10/2018		82,418	9,799	—	—%
Total			5,098,240	4,963,320	1.72%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,335,671	4,527,089	1.57%
Whittle Schools, LLC(1)(3)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.04%
Common shares		229	1,545,159	1,500,000	0.52%
Total			4,545,159	4,500,000	1.56%

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	$3,598,472	$4,429,957	1.54%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,602	4,369,350	1.52%
Gilt Groupe, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,434	4,287,883	1.49%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	2,934,840	1.02%
Preferred shares, Series C		301,369	1,100,909	1,099,997	0.38%
Total			3,164,265	4,034,837	1.40%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,862	4,027,933	1.40%
Ozy Media, Inc.(1)
Preferred shares, Series A	Mountain View, CA Daily News and Information Site	1,090,909	3,000,000	3,000,000	1.04%
Preferred shares, Series Seed		500,000	500,000	865,000	0.30%
Total			3,500,000	3,865,000	1.34%
Totus Solutions, Inc.(1)
Common shares	Carrollton, TX LED Lighting	11,307,348	2,840,391	576,675	0.20%
Preferred shares, Series A		8,692,652	2,183,582	2,173,163	0.75%
Preferred shares, Series B		11,111,110	1,000,000	877,494	0.30%
Total			6,023,973	3,627,332	1.25%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,073,472	0.72%
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.52%
Total			3,509,615	3,573,471	1.24%
CUX, Inc. (d/b/a CorpU)(1)
Common Stock	San Francisco, CA Corporate Education	615,763	2,006,077	2,484,026	0.86%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.27%
Preferred warrants, $4.59 strike price, expire 02/25/2018		16,903	—	—	—%
Total			2,784,684	3,259,887	1.13%
SharesPost, Inc.(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,232,283	0.78%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	131,059	0.05%
Total			2,282,844	2,363,342	0.83%

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
TrueCar, Inc.
Common shares	Santa Monica, CA Online Marketplace	377,358	$2,015,023	$2,325,469	0.81%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,536,388	0.53%
Preferred shares, Series A		3,579,610	758,017	768,194	0.27%
Total			2,260,379	2,304,582	0.80%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.69%
Preferred shares, Series B		49,505	217,206	249,703	0.09%
Total			2,217,653	2,249,701	0.78%
NestGSV, Inc.(1)
Preferred shares, Series A	Redwood City, CA Incubator	1,000,000	1,021,778	1,106,120	0.39%
Preferred shares, Series B		450,000	605,500	553,060	0.19%
Promissory Notes		300,000	300,000	300,000	0.10%
Total			1,927,278	1,959,180	0.68%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	1,333,472	0.46%
Preferred shares, Series A-2		347,666	450,000	448,489	0.16%
Total			2,880,950	1,781,961	0.62%
Silver Spring Networks, Inc.**
Common shares	Redwood City, CA Smart Grid	102,028	5,145,271	1,773,247	0.62%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Class A1	New York, NY Sports Analytics	1,033,452	989,058	1,205,005	0.42%
Term Loan, 12%, 09/30/15***		$250,000	261,081	250,000	0.09%
Preferred warrants, $1.166 strike price, expire 09/30/2020		500,000	31,354	175,000	0.06%
Preferred warrants, $1.00 strike price, expire 11/21/2017		160,806	—	56,282	0.02%
Total			1,281,493	1,686,287	0.59%
Facebook, Inc.**
Common Shares, Class A	Menlo Park, CA Social Networking	25,000	775,544	1,506,000	0.52%
ePals Inc.**(1)(10)
Common shares	Herndon, VA Online Education	33,333,333	2,445,108	1,108,784	0.38%
Common warrants, 0.075 CAD strike price, expire 4/30/2014		11,111,111	—	—	—%
Total			2,445,108	1,108,784	0.38%

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AlwaysOn, Inc.(15)
Preferred shares, Series A-1	Woodside, CA Social Media	4,465,925	$876,023	$850,000	0.30%
Preferred shares, Series A		1,141,626	1,027,391	203,011	0.07%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	—%
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014		1,313, 508	—	—	—%
Total			1,903,414	1,053,011	0.37%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,000,000	0.35%
SinoLending Ltd.**
Preferred shares, Class A	Shanghai, China Chinese P2P Lending	6,414,368	503,235	577,293	0.20%
Preferred shares, Class B		2,333,108	250,491	247,076	0.09%
Total			753,726	824,369	0.29%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	819,727	0.28%
AliphCom, Inc. (d/b/a Jawbone)
Common Stock	San Francisco, CA Smart Device Company	150,000	793,152	807,894	0.28%
NestGSV Silicon Valley, LLC(1)(4)
Common membership interest	Redwood City, CA Incubator	$500,000	500,000	622,577	0.22%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,001	500,001	0.17%
New Zoom, Inc
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	312,439	0.11%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	263,097	0.09%
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	254,343	0.09%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	—%
Total			1,512,392	254,343	0.09%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	217,800	0.08%
Total Portfolio Investments			295,437,666	368,023,816	127.77%

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
U.S. Treasury
U.S. Treasury Bill, 0%, due 4/4/2014		$80,000,000	$80,000,584	$79,999,900	27.77%
U.S. Treasury Strips(14)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,811,111	1,823,457	0.63%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,810,323	1,820,740	0.63%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,811,205	1,818,315	0.63%
United States Treasury Strip Coupon, 0.00% due 02/15/2015		$1,816,000	1,810,625	1,814,402	0.63%
United States Treasury Strip Coupon, 0.00% due 08/15/2014		$1,813,000	1,811,187	1,812,891	0.63%
Total			9,054,451	9,089,805	3.15%
Total Investments			$384,492,701	$457,113,521	158.69%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(3)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.
(4)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On August 2, 2013, Control4 Corporation priced its initial public offering, selling 4,000,000 shares at a price of $16 per share. GSV Capital Corp.’s shares in Control4 are subject to a lock-up agreement which expired on January 29, 2014. At March 31, 2014, GSV Capital Corp. valued Control4 Corporation based on its March 31, 2014 closing price.
(9)	On September 27, 2013, Violin Memory Inc. priced its initial public offering, selling 18,000,000 shares at a price of $9 per share. GSV Capital Corp.’s shares in Violin Memory Inc. are subject to a lock-up agreement which expired on March 26, 2014. At March 31, 2014, GSV Capital Corp. valued Violin Memory Inc., based on its March 31, 2014 closing price.

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

(10)	On October 22, 2013, ePals, Inc. priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in ePals, Inc. are subject to a lock-up agreement which expired on February 23, 2014. At March 31, 2014, GSV Capital Corp. valued ePals, Inc., based on its March 31, 2014 closing price less 8%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of ePals, Inc., which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied an 8% discount to reflect the aforementioned trading restrictions.
(11)	On November 6, 2013, Twitter, Inc. priced its initial public offering, selling 70,000,000 shares at a price of $26 per share. GSV Capital Corp.’s shares in Twitter, Inc. are subject to a lock-up agreement which expires on May 5, 2014. At March 31, 2014, GSV Capital Corp. valued Twitter, Inc., based on its March 31, 2014 closing price, adjusted for a discount due to lack of marketability of 9%.
(12)	On November 12, 2013, Chegg, Inc. priced its initial public offering, selling 14,400,000 shares at a price of $12.50 per share. GSV Capital Corp.’s shares in Chegg, Inc. are subject to a lock-up agreement which expires on May 11, 2014. At March 31, 2014, GSV Capital Corp. valued Chegg, Inc., based on its March 31, 2014 closing price, adjusted for a discount due to lack of marketability of 8%.
(13)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expires on September 24, 2014. At March 31, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its March 31, 2014 closing price, adjusted for a discount due to lack of marketability of 17.5%.
(14)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of its Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the trustee. These funds were used to purchase $10,845,236 of government securities. The cost of the US Treasury Strips approximates their fair value at March 31, 2014. As of March 31, 2014, 1 US Treasury Strip with a cost of $1,790,785 matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement.
(15)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.(11)**
Common shares	San Francisco, CA Social Communication	1,900,600	$32,991,111	$102,822,460	35.71
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	7,145,690	20,051,479	32,119,877	11.15
Preferred shares, Series G		326,797	1,008,968	1,718,953	0.60
Total			21,060,447	33,838,830	11.75
Dropbox, Inc.
Common share	San Francisco, CA Online Storage	760,000	8,641,153	9,181,012	3.19
Preferred shares, Series A-1		552,486	5,015,333	6,674,185	2.32
Total			13,656,486	15,855,197	5.51
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,443	14,519,443	5.04
Control4 Corporation(8)**
Common shares	Salt Lake City, UT Home Automation	782,789	7,010,762	13,300,129	4.62
2U, Inc. (f/k/a 2tor, Inc.)
Common shares	Landover, MD Online Education	1,151,802	8,758,193	9,875,206	3.43
Preferred shares, Series A		167,431	1,273,125	1,435,503	0.50
Total			10,031,318	11,310,709	3.93
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,034,324	11,017,561	11,286,628	3.92
Avenues Global Holdings, LLC(2)
Preferred shares, Junior Preferred Stock	New York, NY Globally Focused Private School	10,014,270	10,150,484	10,014,270	3.48
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	10,000,003	3.47
PayNearMe, Inc.(1)		3,914,535	10,000,001	10,000,000	3.47
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network
Facebook, Inc.**
Common Shares, Class A	Menlo Park, CA Social Networking	175,000	5,236,147	9,563,750	3.32
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,899,799	6,799,272	7,219,236	2.51
Preferred shares, Series E		373,134	1,500,522	2,160,437	0.75
Total			8,299,794	9,379,673	3.26

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Chegg, Inc.(12)**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	$14,022,863	$8,551,589	2.97
ZocDoc Inc.
Preferred shares, Series A	New York, NY Online Medical Scheduling	200,000	3,563,178	3,926,702	1.36
Common Stock		111,866	1,734,878	2,196,322	0.76
Total			5,298,056	6,123,024	2.12
Knewton, Inc.
Preferred shares, Series E	New York, NY Education Technology Company	375,985	4,999,999	4,999,999	1.74
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	36,720	4,999,964	4,999,964	1.74
Whittle Schools, LLC(1)(3)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.04
Common shares		229	1,531,734	1,500,000	0.52
Total			4,531,734	4,500,000	1.56
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	4,443,409	1.54
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,335,671	4,338,009	1.51
StormWind, LLC(1)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning Platform	3,279,629	2,019,687	4,205,142	1.46
Violin Memory, Inc.(9)**
Common Shares	Mountain View, CA Memory Flash	1,247,498	14,819,618	4,204,068	1.46
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	2,934,840	1.02
Preferred shares, Series C		301,369	1,100,909	1,099,997	0.38
Total			3,164,265	4,034,837	1.40
Gilt Groupe, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	4,024,389	1.40
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,862	4,000,640	1.39

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)
Preferred shares, Series A	Mountain View, CA Daily News and Information Site	1,090,909	$3,000,000	$3,000,000	1.04
Preferred shares, Series Seed		500,000	500,000	865,000	0.30
Total			3,500,000	3,865,000	1.34
Totus Solutions, Inc.(1)
Common shares	Carrollton, TX LED Lighting	11,307,348	2,840,391	576,675	0.20
Preferred shares, Series A		8,692,652	2,183,582	2,173,163	0.75
Preferred shares, Series B		11.111,110	1,000,000	1,001,001	0.35
Total			6,023,973	3,750,839	1.30
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	3,193,444	3,114,120	1.08
Term Loan, 10%, 3/31/14***		$250,000	262,612	250,000	0.09
Term Loan, 10%, 3/31/14***		$250,000	241,239	250,000	0.09
Common warrants, $0.91 strike price, expire 3/22/2020		186,170	67,021	126,362	0.04
Common warrants, $0.91 strike price, expire 10/09/2018		82,418	9,901	—	—
Common warrants, $0.91 strike price, expire 12/10/2018		82,418	9,799	—	—
Total			3,784,016	3,740,482	1.30
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,731,264	1.30
Learnist Inc. (f/k/a Grockit, Inc.)(1)(11)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,073,472	0.72
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.52
Total			3,509,615	3,573,471	1.24
CUX, Inc. (d/b/a CorpU)(1)
Common Stock	San Francisco, CA Corporate Education	615,763	2,006,077	2,229,678	0.77
Convertible preferred shares, Series D		169,033	778,607	697,041	0.24
Preferred warrants, $4.59 strike price, expire 02/25/2018		16,903	—	—	—
Total			2,784,684	2,926,719	1.01
SharesPost, Inc.(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,232,283	0.78
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	115,640	0.04
Total			2,282,844	2,347,923	0.82
TrueCar, Inc.
Common shares	Santa Monica, CA Online Marketplace	377,358	$2,014,863	$2,299,997	0.80
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,503,436	0.52
Preferred shares, Series A		3,579,610	758,017	751,718	0.26
Total			2,260,379	2,255,154	0.78

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.69
Preferred shares, Series B		49,505	217,206	249,505	0.09
Total			2,217,653	2,249,503	0.78
Silver Spring Networks, Inc.**
Common shares	Redwood City, CA Smart Grid	102,028	5,145,271	2,142,588	0.74
NestGSV, Inc.(1)
Preferred shares, Series A	Redwood City, CA Incubator	1,000,000	1,021,778	1,188,137	0.41
Preferred shares, Series B		450,000	605,500	594,068	0.21
Total			1,627,278	1,782,205	0.62
ePals Inc.**(1)(10)
Common shares	Herndon, VA Online Education	33,333,333	2,444,759	1,666,667	0.58
Common warrants, 0.075 CAD strike price, expire 4/30/2014		11,111,111	—	33,333	0.01
Total			2,444,759	1,700,000	0.59
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Class A1	New York, NY Sports Analytics	1,033,452	989,058	1,168,847	0.41
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	150,000	0.05
Term Loan, 12%, 09/30/15***		$250,000	261,030	250,000	0.09
Preferred warrants, $1.166 strike price, expire 09/30/2020		160,806	—	64,322	0.02
Total			1,281,442	1,633,169	0.57
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	1,211,393	0.42
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,046,830	0.36
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	857,302	0.30
SinoLending Ltd.**
Preferred shares, Class A	Shanghai, China Chinese P2P Lending	6,414,368	$503,235	$577,293	0.20
Preferred shares, Class B		2,333,108	250,491	247,163	0.09
Total			753,726	824,456	0.29
AlwaysOn, Inc.(1)
Preferred shares, Series A-1	Woodside, CA Social Media	3,152,417	624,783	600,000	0.21
Preferred shares, Series A		1,066,626	1,027,391	203,011	0.07
Total			1,652,174	803,011	0.28
AliphCom, Inc. (d/b/a Jawbone)
Common Stock	San Francisco, CA Smart Device Company	150,000	793,152	782,189	0.27

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
NestGSV Silicon Valley, LLC(1)(4)
Common membership interest	Redwood City, CA Incubator	$500,000	500,000	557,084	0.19
New Zoom, Inc
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	308,660	0.11
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	264,941	0.09
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	229,234	0.08
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	—
Total			1,512,392	229,234	0.08
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	184,077	0.06
Total Portfolio Investments			279,709,118	355,383,653	123.41
United States Treasury Strip 02/15/2014		$1,791,000	$1,790,785	$1,790,839	0.62
United States Treasury Strip 02/15/2015		$1,816,000	1,810,625	1,811,987	0.63
United States Treasury Strip 02/15/2016		$1,834,000	1,810,323	1,816,540	0.63
United States Treasury Strip 08/15/2014		$1,813,000	1,811,187	1,812,094	0.63
United States Treasury Strip 08/15/2015		$1,823,000	1,811,205	1,813,411	0.63
United States Treasury Strip 08/15/2016		$1,851,000	1,811,111	1,820,329	0.63
Total			10,845,236	10,865,200	3.77
Total Investments			$290,554,354	$366,248,853	127.18

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(3)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.
(4)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.

See notes to Consolidated Financial Statements.

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

See notes to Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2014. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to us and certain entities established for tax purposes where we hold a 100% interest (“the GSVC Holdings Entities”). Accordingly, our financial statements include our accounts and the accounts of the GSVC

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Holdings Entities and GCL, our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We began consolidating the GSVC Holdings Entities during the quarter ended September 30, 2012.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Consolidated Schedules of Investments as of March 31, 2014 and December 31, 2013, respectively, for details regarding the nature and composition of the Company’s portfolio.

Cash

The Company places its cash with U.S. Bank, N.A. and First Republic Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Restricted Cash

Restricted Cash consists of excess funds remaining in escrow from the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. As of March 31, 2014, and December 31, 2013, respectively, the Company had Restricted Cash of $22,139 and $22,264 which is included on the Consolidated Statements of Assets and Liabilities.

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
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At March 31, 2014, and December 31, 2013, the Company had $0 in Escrow deposits.

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

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company is able to satisfy the requirements under subchapter M of the Code. If we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. On December 4, 2013 we filed an application with the SEC for this certification, but no assurance can be given that we will receive it, or that we will otherwise qualify as a RIC for our 2013 taxable year. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries of the RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements. Although it is currently its intention to do so, at the present time, the Company cannot assure you whether it will elect to be treated as a RIC for its 2013 taxable year. If it opts not to do so, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year. Until such time as it is able to be

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

taxed as a RIC, GSV will provide for income taxes, if any, as a C Corp. The Company intends to elect to be taxed as a RIC for its 2014 taxable year, if management determines that it is in the Company’s best interests to do so.

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

Deferred Credit Facility Fees

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank would provide the Company with a new $18 million credit facility (the “Credit Facility”). The Company incurred $288,249 of legal costs and other fees in connection with opening the Credit Facility. As of March 31, 2014, of the total costs of $288,249 incurred, $244,306 remains to be amortized and is included within deferred credit facility fees on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs include legal fees and other costs pertaining to public offerings. In accordance with ASC 340-10, the Company deferred offering costs of $228,285 associated with the registration statement filed on September 23, 2013 on form N-2 with the Securities and Exchange Commission (the “SEC”) to register the Company’s common stock, preferred stock, subscription rights, debt securities, and warrants under the Securities Act of 1933, as amended. If the registration statement is declared effective by the SEC and the Company’s securities are offered pursuant to the registration statement, the Company will reclassify the deferred offering costs into additional paid-in capital for equity offerings and will amortize the offering costs related to any debt securities issued.

Per Share Information

Basic earnings (loss) per common share, is computed using the weighted average number of shares outstanding for the period presented. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method to determine the number of potentially dilutive shares outstanding. Refer to footnote 5 for further detail.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For the period from the close of the initial public offering through and including December 31, 2011, the base management fee was payable monthly in arrears, and was calculated based on the initial value of the Company’s assets upon the closing of the public offering. GSV Asset Management earned $1,756,196 and $1,283,599 in base management fees and $0 in incentive fees for the three months ended March 31, 2014 and March 31, 2013, respectively. For the three months ended March 31, 2014 and March 31, 2013, respectively, we accrued incentive fees of $969,652, and $0, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of March 31, 2014, we were owed $0 from GSV Asset Management. In addition as of March 31, 2014, we owed GSV Asset Management $603,199, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

As of December 31, 2013, we were owed $3,039 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $563,978, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $908,532 and $887,984 in such costs incurred under the Administration Agreement for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

At March 31, 2014, the Company had 85 positions in 52 portfolio companies. The total cost and fair value of the 85 positions at March 31, 2014 was $295,437,666 and $368,023,816, respectively. At December 31, 2013, the Company had 78 positions in 49 portfolio companies. The total cost and fair value of the 78 positions at December 31, 2013 was $279,709,118 and $355,383,653, respectively. The composition of our investments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014 (Unaudited)		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Common Stock	$150,149,732	215,021,792	$152,075,148	$223,661,412
Preferred Stock	142,191,587	149,541,923	126,151,898	129,925,500
Common Membership Interest	500,000	622,577	500,000	557,084
Term Loans	2,379,156	2,363,904	764,881	750,000
Warrants	217,191	473,620	217,191	489,657
Total Portfolio Investments	295,437,666	368,023,816	279,709,118	355,383,653
Non-Portfolio Investments	89,055,035	89,089,705	10,845,236	10,865,200
Total Investments	$384,492,701	457,113,521	$290,554,354	$366,248,853

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2014 and December 31, 2013 are as follows:

	As of March 31, 2014 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Common Stock	$20,551,717	104,300,089	90,169,986	215,021,792
U.S. Treasury Strip	9,089,805	—	—	9,089,805
United States Treasury Bill	79,999,900	—	—	79,999,900
Preferred Stock	—	—	149,541,923	149,541,923
Term Loans	—	—	2,363,904	2,363,904
Warrants	—	—	473,620	473,620
Common Membership Interests	—	—	622,577	622,577
Total Assets at Fair Value	$109,641,422	104,300,089	243,172,010	457,113,521
Liabilities:
Embedded Derivative	—	—	179,000	179,000
Total Liabilities at Fair Value	$—	—	179,000	179,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Common Stock	$11,706,338	130,544,913	81,410,161	223,661,412
U.S. Treasury Strip	10,865,200	—	—	10,865,200
Preferred Stock	—	—	129,925,500	129,925,500
Term Loan	—	—	750,000	750,000
Warrants	—	—	489,657	489,657
Common Membership Interests	—	—	557,084	557,084
Total Assets at Fair Value	$22,571,538	130,544,913	213,132,402	366,248,853
Liabilities:
Embedded Derivative	—	—	799,000	799,000
Total Liabilities at Fair Value	$—	—	799,000	799,000

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Level 3 investments and embedded derivative as of March 31, 2014.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$90,169,986	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.2x - 7.0x (3.7x)
			EBIT multiples	9.80x - 71.1x (22.9x)
			Discount rate	30% - 40% (36%)
Preferred stock in private companies	149,541,923	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.2x - 7.0x (3.6x)
			EBIT multiples	8.0x - 40.0x (21.8x)
			Discount rate	35% - 50% (41%)
Common membership interest	622,577	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.1x - 2.3x (2.2x)
			EBIT multiples	0.0x - 8.0x (7.95x)
			Discount rate	45% (45%)
Term Loans	2,363,904	Market approach	Precedent transactions	N/A
Warrants	473,620	Option pricing model	Term to expiration	0.08 Years - 2.76 Years (1.89 Years)
			Stock price	0.07 - 1.55 (0.83)
			Volatility	30% - 45% (42%)
Embedded Derivative	179,000	Binomial Lattice Model	Strike Price	$16.26 ($16.26)
			Volatility	50.00% (50.00%)
			Annual risk rate	15.00% (15.00%)

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

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

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the three months ended March 31, 2014 and the year ended December 31, 2013 as follows:

	Three months ended March 31, 2014 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Term Loan	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,740,563	18,585,939	—	1,614,275	—	—	21,940,777
Exercises, conversions and assignments – In(1)	1,273,125	—	—	—	—	—	1,273,125
Exercises, conversions and assignments – Out(1)	—	(1,273,125)	—	—	—	—	(1,273,125)
Change in unrealized appreciation (depreciation) included in earnings	20,602,350	2,303,609	65,493	(371)	(16,037)	—	22,955,044
Transfers Out of Level 3	(14,856,213)	—	—	—	—	—	(14,856,213)
Fair Value as of March 31, 2014	$90,169,986	$149,541,923	$622,577	$2,363,904	$473,620	$—	$243,172,010
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2014	$15,621,343	$3,739,112	$65,493	$(371)	$(16,037)	$—	$19,409,540
Liabilities:
Fair Value of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	—	(620,000)	(620,000)
Fair Value as of March 31, 2014	$—	$—	$—	$—	$—	$179,000	$179,000

(1)	During the three months ended March 31, 2014, the Company converted its preferred shares to common shares in 2U, Inc. (f/k/a 2tor, Inc.).

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	Year ended December 31, 2013
	Common Stock	Preferred Stock	Common Membership Interest	Term Loans	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$—	$223,062	$—	$214,432,619
Purchases of investments	8,248,157	59,273,379	—	1,242,325	19,700	—	68,783,561
Exercises, conversions and assignments – In(1)	26,442,820	(26,509,841)	—	—	67,021	—	—
Sales and settlements	—	10,091,058	—	(459,799)	—	—	9,631,259
Realized loss included in earnings	(953,811)	(27,463,851)	—	(15,488)			(28,433,150)
Exercises, conversions and assignments – Out(1)	(2,000,000)	2,000,000	—	—	—	—	—
Change in unrealized appreciation (depreciation) included in earnings	62,256,476	19,839,371	57,084	(17,038)	179,874		82,315,767
Transfers Out of Level 3	(125,439,156)	(8,158,498)	—	—	—	—	(133,597,654)
Fair Value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2013	$(75,011,491)	$(2,524,084)	$57,084	$(3,371)	$(179,874)	$—	$(77,661,736)
Liabilities:
Fair Value of December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Embedded derivative from issuance of convertible senior notes	—	—	—	—	—	700,000	700,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	—	99,000	99,000
Fair Value as of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000

(1)	During the period ended December 31, 2013, the Company converted its preferred shares to common shares in CUX Inc., Chegg, Inc., Twitter, Inc., and Violin Memory, Inc. The Company also converted its common shares to preferred shares in Totus Solutions Inc.

ASC 820 defines level 1 assets and liabilities as financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date. Level 2 assets and liabilities are those assets or liabilities whose fair values are based upon quoted prices in markets that are not active. The portfolio companies in which the Company invests periodically offer their shares in initial public offerings, (“IPO’s”). The Company’s shares in the portfolio companies are initially subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment to level 2 due to the lock-up agreement and prices the investment at the closing price on a public exchange as of the measurement date subject to a discount for a lack of marketability, (“DLOM”). The Company determines the DLOM for each portfolio company investment based upon the market value of publicly traded put options with similar terms as the lock-up. Once the lock-up expires, the Company transfers its investment to 1 level and prices the investment based on the closing price on a public exchange as of the measurement date.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

During the three months ended March 31, 2014, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/ Lock-up Expiration Date	Transfer from	March 31, 2014 Valuation Method
Control4 Corporation	Lock-up Expiration	1/29/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Violin Memory, Inc.	Lock-up Expiration	3/26/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
2U, Inc. (f/k/a 2tor, Inc.)	IPO	3/28/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM

During the year ended December 31, 2013, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/ Lock-up Expiration Date	Transfer from	December 31, 2013 Valuation Method
Silver Spring Networks, Inc.	IPO	3/12/2013	Level 3 to Level 2	Exchange Traded Price, 0% DLOM
Silver Spring Networks, Inc.	Lock-up Expiration	9/8/2013	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Control4 Corporation	IPO	8/2/2013	Level 3 to Level 2	Exchange Traded Price, 4% DLOM
Violin Memory, Inc.	IPO	9/27/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM
Twitter, Inc.	IPO	11/6/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM
Chegg, Inc.	IPO	11/12/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM

During the year ended December 31, 2013, the Company wrote-off its investments in Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc. and recorded realized losses.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below details the equity offerings and related expenses incurred by the Company since inception. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

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

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE — BASIC AND DILUTED

The Company considered the potential dilutive effects of the convertible senior notes on earnings per share in accordance with the requirement of ASC 260-10, using the if-converted method. The effect of the assumed conversion of the convertible senior notes would have been to increase earnings per share. As such, the Company has excluded the effects of the assumed conversion of the convertible senior notes from the diluted EPS calculation. The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2014 and March 31, 2013.

	Three months ended March 31, 2014 (Unaudited)	Three months ended March 31, 2013 (Unaudited)
Net increase (decrease) in net assets resulting from operations	$79,704	$(7,491,255)
Weighted average common shares outstanding	19,320,100	19,320,100
Net increase (decrease) in net assets per common share – Basic and diluted	$0.00	$(0.38)

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended March 31, 2014 (Unaudited)		Three months ended March 31, 2013 (Unaudited)
Per Share Data:
Net asset value at beginning of period	$14.91		$13.07
Net investment loss	(0.14	)(1)	(0.13	)(1)
Net realized gain (loss)	0.41	(1)	(0.17)
Benefit/(Provision) for taxes on Net Realized Capital Gains/(Losses)	(0.17	)(1)	—
Net change in unrealized appreciation (depreciation)	(0.16	)(1)	(0.08	)(1)
Benefit for taxes on Unrealized Depreciation of investments	0.06	(1)	—
Net asset value at end of period	$14.91		$12.69
Per share market value at end of period	$10.14		$8.26
Total return based on market value	(16.13)(6)%		(2.02)(6)%
Total return based on net asset value	—(6)%		(2.91)(6)%
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$288,046,148		$245,091,546
Average net assets	$287,546,332		$252,834,028
Annualized ratio of gross operating expenses to average net assets(8)	6.84%		1.02%
Annualized ratio of net operating expenses to average net assets(8)	6.84%		1.02%
Annualized ratio of net investment income to average net assets(8)	(3.94)%		(1.02)%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Year ended December 31, 2013		Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of year/period	$13.07		$12.95		$—
Issuance of common shares	—		1.91	(3)	14.67	(4)
Underwriters’ discount	—		(0.72	)(2)	(0.86	)(2)
Offering costs	—		(0.04	)(2)	(0.19	)(2)
Net investment loss	(0.46	)(1)	(0.51	)(1)	(0.37	)(2)
Realized loss	(1.12	)(1)	(0.09	)(1)	—
Benefit for taxes on net realized capital losses	0.49		—		—
Change in unrealized appreciation (depreciation)	4.53	(1)	(0.43	)(5)	(0.30	)(2)
Provision for taxes on unrealized appreciation of investments	(1.60)		—		—
Net asset value at end of period	14.91		$13.07		$12.95
Per share market value at end of year/period	$12.09		$8.43		$13.95
Total return based on market value	43.42(6)%		(39.57)(6)%		(7.00)(7)%
Total return based on net asset value	14.08(6)%		0.93(6)%		(13.67)(7)%
Shares outstanding at end of period	19,320,100		19,320,100		5,520,100
Ratio/Supplemental Data:
Net assets at end of year/period	$287,966,444		$252,582,801		$71,503,248
Average net assets	$250,121,052		$208,050,344		$44,532,523
Annualized ratio of gross operating expenses to average net assets(8)	8.83%		4.10%		5.01%
Annualized ratio of net operating expenses to average net assets(8)	8.83%		4.10%		5.01%
Annualized ratio of net investment loss to average net assets(8)	(3.04)%		(3.98)%		(4.64)%

(1)	Based on weighted average number of shares outstanding for the year/period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
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

For the three months ended March 31, 2014, neither the Company nor its subsidiaries recorded a current income tax expense or benefit since they had net operating loss and capital loss carryforwards from prior years and a net operating loss for the current period. For the three months ended March 31, 2013, the Company did not recognize a current income tax expense or benefit for the same reasons.

The Company and its wholly-owned subsidiaries recorded deferred income tax benefits and expenses for the three months ended March 31, 2014, which consisted primarily of temporary differences related to certain expenses, net operating losses, capital losses and temporary differences arising from differences between the tax basis and financial reporting basis in underlying investments. For the three months ended March 31, 2014, the Company recognized a net deferred income tax provision of $29,366, which is shown as a benefit for taxes on net investment loss of $2,012,914, a provision for taxes on net realized gains of (3,238,531) and a benefit for taxes on unrealized depreciation of $1,254,983 on the Consolidated Statements of Operations. The Company recorded no deferred income tax expense or benefit for the three months ended March 31, 2013 since it provided a full valuation allowance for deferred tax assets, which consisted primarily of net operating losses and temporary differences based on realized losses and unrealized depreciation of investments for financial statement purposes.

In the first quarter of 2014, the Company revised its estimated annual effective tax rate for net investment loss to reflect a change in valuation allowance from 40.83% to 41.86%, effective January 1, 2014. The change is due to a true-up adjustment in its effective tax rate.

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

The Company may elect to file an election to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. The Company will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” (an “SEC Certification”) for the 2013 taxable year. On December 4, 2013, the Company filed an application with the SEC for an SEC

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 8 — INCOME TAX  – (continued)

Certification for the 2013 taxable year, but no assurance can be given that it will receive an SEC Certification. In the event that it does not receive such SEC Certification, the Company will be taxed as a C Corporation.

As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California. For the three months ended March 31, 2014, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through 2014. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

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

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase $10,845,236 of government securities. As of March 31, 2014, 1 US Treasury Strip with a cost of $1,790,785 matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. These government securities are shown on the consolidated schedule of investments. The excess funds of $22,139 remaining from the purchase of

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

government securities held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of March 31, 2014, of the total offering costs of $3,585,929 incurred, $3,201,159 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of March 31, 2014 is $179,000 as shown on the Consolidated Statement of Assets and Liabilities. The $620,000 decrease in the estimated fair value of the embedded derivative between December 31, 2013 and March 31, 2014 represents a gain from change in the fair value of embedded derivative as shown on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

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

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company closed on investments for $11,833,884 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
Totus Solutions, Inc.	LED Lighting	4/1/2014	$75,000
Fullbridge, Inc.	Business Education	4/3/2014	749,040
NestGSV, Inc.	Incubator	4/4/2014	238,077
GSV Sustainability Partners(1)	Clean Technology	4/15/2014	225,250
NestGSV, Inc.	Incubator	4/17/2014	348,039
Declara, Inc.	Social Cognitive Learning	4/17/2014	9,973,479
Earlyshares.com	Equity Crowd Funding	5/1/2014	224,999
Total Gross Payments			$11,833,884

(1)	GSV Sustainability Partners is a related party managed by GSV Asset Management.

Subsequent to March 31, 2014, the Company sold investments for $8,444,133 net of transaction costs as shown in following table:

Portfolio Company	Transaction Date	Shares	Share Price	Net Proceeds
Control4 Corporation	4/11/2014	10,000	$19.58	$195,831
Control4 Corporation	4/11/2014	10,000	20.14	201,439
Control4 Corporation	4/15/2014	10,000	20.59	205,938
Control4 Corporation	4/17/2014	10,000	19.82	198,151
Control4 Corporation	4/23/2014	10,000	18.62	186,200
Control4 Corporation	4/23/2014	10,000	18.70	186,965
Control4 Corporation	4/24/2014	10,000	19.29	192,854
Control4 Corporation	4/28/2014	10,000	19.47	194,690
Control4 Corporation	4/29/2014	10,000	19.25	192,508
Control4 Corporation	4/29/2014	10,000	18.94	189,353
Violin Memory, Inc.	4/11/2014	58,862	4.01	235,966
Violin Memory, Inc.	4/11/2014	1,188,636	3.97	4,719,254
Silver Spring Networks, Inc.	4/15/2014	28,500	15.37	438,084
Silver Spring Networks, Inc.	4/17/2014	40,000	15.27	610,902
Silver Spring Networks, Inc.	4/17/2014	15,400	15.02	231,281
Silver Spring Networks, Inc.	4/23/2014	9,100	14.28	129,958
Silver Spring Networks, Inc.	4/23/2014	9,028	14.93	134,759
Total Net Proceeds				$8,444,133

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS  – (continued)

Share Repurchase Program

GSV Capital’s Board of Directors has authorized a share repurchase program of GSVC stock of up to $10 million over the next 12 months. Under the repurchase program, the Company may repurchase its outstanding common stock in the open market provided that the Company complies with the prohibitions under its Insider Trading policies and procedures and the guidelines specified in Rule 10-B-18 of the Securities Exchange Act of 1934.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to March 31, 2014, the Company has not made any such escrow deposits.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contain elsewhere in this quarterly report on Form 10-Q.

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

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The following table summarizes the investments we made during the three months ended March 31, 2014.

Portfolio Company	Industry	Transaction Date	Gross Payments
StormWind, LLC	Interactive Learning	7-Jan-14	$2,984,530
StormWind, LLC	Interactive Learning	25-Feb-14	107,725
NestGSV, Inc.	Incubator	29-Jan-14	198,000
NestGSV, Inc.	Incubator	4-Mar-14	99,000
Dailybreak, Inc.	Social Advertising	11-Feb-14	430,000
AlwaysOn, Inc.	Social Media	14-Feb-14	232,104
EdSurge, Inc.	Education Media Platform	18-Feb-14	482,146
Fullbridge, Inc.	Business Education	19-Feb-14	1,280,000
JAMF Holdings, Inc.	Mobile Device Management	28-Feb-14	4,996,044
General Assembly Space, Inc.	Online Education	6-Mar-14	2,995,658
General Assembly Space, Inc.	Online Education	21-Mar-14	2,995,983
Lyft, Inc.	Peer to Peer Ridesharing	21-Mar-14	4,999,991
Total Gross Payments			$21,801,181

The following table summarizes the investments we disposed of during the three months ended March 31, 2014.

Portfolio Company	Transaction Date	Shares	Share Price	Net Proceeds
Control4 Corporation	5-Feb-14	6,000	$21.11	$126,655
Control4 Corporation	6-Feb-14	4,000	21.00	83,991
Control4 Corporation	7-Feb-14	30,000	21.55	646,432
Control4 Corporation	10-Feb-14	10,000	21.00	210,008
Control4 Corporation	12-Feb-14	50,000	23.16	1,157,940
Control4 Corporation	12-Feb-14	50,000	24.10	1,205,224
Control4 Corporation	13-Mar-14	10,000	22.80	228,000
Control4 Corporation	18-Mar-14	10,000	23.00	229,989
Control4 Corporation	19-Mar-14	10,000	22.21	222,144
Control4 Corporation	20-Mar-14	10,000	22.33	223,290
Control4 Corporation	21-Mar-14	10,000	22.44	224,420
Control4 Corporation	24-Mar-14	3,700	22.15	81,946
Facebook, Inc.	3-Feb-14	25,000	60.02	1,500,599
Facebook, Inc.	5-Feb-14	50,000	61.17	3,058,437
Facebook, Inc.	6-Feb-14	25,000	61.05	1,526,163
Facebook, Inc.	19-Feb-14	25,000	65.05	1,626,232
Facebook, Inc.	27-Feb-14	25,000	70.00	1,750,095
Total Net Proceeds				$14,101,565

The fair value, as of March 31, 2014, of all of our portfolio investments, excluding U.S. Treasury Strips, was $368,023,816. We also held $4,063,165 of unrestricted cash and $22,139 restricted cash on March 31, 2014.

Results of Operations

Comparison of the three months ended March 31, 2014 and March 31, 2013

	March 31, 2014		March 31, 2013
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$40,815	0.00	$4,535	0.00
Interest Income	39,928	0.00	—	—
Dividend income	887	0.00	4,535	0.00
Total Operating Expenses	4,848,543	0.25	2,572,260	0.13
Investment management fees	1,756,196	0.09	1,283,599	0.07
Incentive Fees	969,652	0.05	—	—
Costs incurred under our administration agreement	908,532	0.05	887,984	0.05
Directors’ fees	65,000	0.00	65,250	0.00

Professional fees	456,539	0.02	236,886	0.01
Interest Expense	1,179,725	0.06	—	—
Insurance Expense	59,736	0.00	53,013	0.00
Investor Relations Expense	54,912	0.00	43,562	0.00
Other expenses	18,251	0.00	1,966	0.00
Gain on fair value adjustment for embedded derivative	(620,000)	(0.03)	—	—
Benefit for taxes on net investment loss	2,012,914	0.10	—	—
Net Investment Loss	(2,794,814)	(0.14)	(2,567,725)	(0.13)

	March 31, 2014		March 31, 2013
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Realized Gain (Loss) on Investments	7,931,745	0.41	(3,346,892)	(0.17)
Benefit/(Provision) for taxes on Net Realized Capital Gains/(Losses)	(3,238,531)	(0.17)	—	—
Change in Unrealized Depreciation on Investments	(3,073,679)	(0.16)	(1,576,638)	(0.08)
Benefit for taxes on Unrealized Depreciation of investments	1,254,983	0.06	—	—
Net Increase (Decrease) in Net Assets Resulting From Operations	79,704	0.00	(7,491,255)	(0.38)

(1)	The basic per share figures noted above are based on a weighted-average of 19,320,100 and 19,320,100 shares outstanding for the three months ended March 31, 2014 and March 31, 2013, respectively.

Investment Income

Investment income increased from $4,535 for the three months ended March 31, 2013 to $40,815, for the three months ended March 31, 214. The increase in investment income for the three months ended March 31, 2014 relative to the three months ended March 31, 2013, was primarily due to the addition of three new term loans during the quarter ended March 31, 2014.

Operating Expenses

Total operating expenses increased from $2,572,260 for the three months ended March 31, 2013 to $4,848,543, for the three months ended March 31, 2014. The increase in our total operating expenses for the three months ended March 31, 2014 relative to the three months ended March 31, 2013, was primarily due to the increased interest expense and incentive fees. Interest expense resulted from the Convertible Senior Notes and the Credit Facility. These borrowings have enabled us to increase our portfolio significantly and continue to invest in emerging companies with high-growth potential. Refer to “Overview” for a further discussion of our investment philosophy. The incentive fees result from the significant appreciation in our portfolio for the three months ended March 31, 2014 relative to the three months ended March 31, 2013.

Net Realized Gains and (Losses) on Investments

For the three months ended March 31, 2014, we had $7,931,745 of realized capital gains, which represents a significant increase from the three months ended March 31, 2013, during which we incurred $3,346,892 of realized capital losses. The increase in our net realized gains on investments for the three months ended March 31, 2014 relative to the three months ended March 31, 2013, was primarily due to the sales of our shares of Facebook, Inc. and Control4 Corporation. The increased realized gains during the quarter highlight the success we have had in achieving our investment philosophy of investing in emerging companies with high-growth potential. Refer to “Overview” for a further discussion of our investment philosophy.

Net Change in Unrealized Depreciation of Investments

Net change in unrealized depreciation of investments increased from $1,576,638 for the three months ended March 31, 2013 to $3,073,679, for the three months ended March 31, 2104. The increase in our net change in unrealized depreciation of investments for the three months ended March 31, 2014 relative to the three months ended March 31, 2013, was primarily due to decreases in the fair value of Twitter, Inc. and Facebook, Inc. for the three months ended March 31, 2014.

Net Increase (Decrease) in Net Assets

For the three months ended March 31, 2014, our net increase in net assets resulting from operations was $79,704, which represents a significant increase compared to the three months ended March 31, 2013, during which we incurred a $7,491,255 net decrease in net assets resulting from operations. The increase in our net assets resulting from operations was the result of increased realized gains during the three months ended March 31, 2014 relative to the three months ended March 31, 2013 offset by an increase in our net change in unrealized depreciation of investments.

Liquidity and Capital Resources

At March 31, 2014, we had investments in 52 portfolio companies with costs totaling $295,437,666; U.S. Treasury Strips of $9,054,451, unrestricted cash of $4,063,165, and restricted cash of $22,139. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

On September 17, 2013, we issued $69,000,000 aggregate principal amount of the Convertible Senior Notes (the “Convertible Notes”) (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes). The Convertible Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity.

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

As of March 31, 2014, we had $18,000,000 in borrowings outstanding under the Credit Facility.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of March 31, 2014, except for amounts retained for purposes of funding our ongoing expenses. For the three months ended March 31, 2014, cash used in operating activities, consisting primarily of investment activity, was approximately $21.1 million.

Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions and Certain Relationships”. We incurred $11,493,204 in accrued incentive fees, $1,756,196 in investment management fees and $908,532 in costs incurred under the administration agreement for three months ended March 31, 2014.

As of March 31, 2014, the fair value of our level 1 portfolio investments, which are not subject to lock-up, was $20,551,717.

As of March 31, 2014, the fair value of our portfolio investments was $368.0 million. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

Contractual Obligations

	Payments Due By Period(dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for Securities Purchased(1)	$80.0	80.0
Convertible Senior Notes	$69.0	$—	$—	$—	$69.0
Credit Facility(2)(3)	18.0	—	18.0	—	—
Total	$87.0	$80.0	$18.0	$—	$69.0

(1)	Payable for securities purchased relates to the purchase of the United States Treasury Bill on margin that was unsettled at March 31, 2014. The payable was subsequently repaid on April 4, 2014 when the United States Treasury Bill matured and the $10.0 million deposit with broker which was posted as collateral was returned.
(2)	Total unused amount of the credit facility for three months ended March 31, 2014 was $0.
(3)	The weighted average interest rate incurred under the credit facility was 8.00% for the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We are currently taxable as a C corporation and subject to federal and state corporation income taxes. We may elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year if the Company is able to satisfy the requirements to be treated as a RIC. However, if we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. On December 4, 2013, we filed an application with the SEC for this certification, but no assurance can be given that we will receive it. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. We intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. See “Material U.S. Federal Income Tax Considerations.” There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association, (the “trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company placed $10,845,236 of government securities in an escrow account with the Trustee. As of March 31, 2014, 1 US Treasury Strip with a cost of $1,790,785 matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. These government securities are shown on the consolidated schedule of investments.

As of March 31, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,756,196 and $1,283,599 in base management fees and $0 in incentive fees for the three months ended March 31, 2014 and March 31, 2013, respectively. For the three months ended March 31, 2014 and March 31, 2013, respectively, we accrued incentive fees of $969,652, and $0, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of March 31, 2014, we were owed $0 from GSV Asset Management. In addition as of March 31, 2014, we owed GSV Asset Management $603,199, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

As of December 31, 2013, we were owed $3,039 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $563,978, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $908,532 and $887,984 in such costs incurred under the Administration Agreement for the three months ended March 31, 2014, and March 31, 2013 respectively.

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

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company is able to satisfy the requirements under subchapter M of the Code. If we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. On December 4, 2013 we filed an application with the SEC for this certification, but no assurance can be given that we will receive it, or that we will otherwise qualify as a RIC for our 2013 taxable year. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. We intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and to meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. The Company cannot assure you whether it will qualify to be treated as a RIC for its 2013 taxable year. If it is not, the Company will continue to be taxed as a C corporation under the Code for its 2013 taxable year.

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

Recent Developments

Subsequent to March 31, 2014, the Company closed on investments for $11,833,884 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
Totus Solutions, Inc.	LED Lighting	4/1/2014	$75,000
Fullbridge, Inc.	Business Education	4/3/2014	749,040
NestGSV, Inc.	Incubator	4/4/2014	238,077
GSV Sustainability Partners(1)	Clean Technology	4/15/2014	225,250
NestGSV, Inc.	Incubator	4/17/2014	348,039
Declara, Inc.	Social Cognitive Learning	4/17/2014	9,973,479
Earlyshares.com	Equity Crowd Funding	5/1/2014	224,999
Total Gross Payments			$11,833,884

(1)	GSV Sustainability Partners is a related party managed by GSV Asset Management.

Subsequent to March 31, 2014, the Company sold investments for $8,444,133 net of transaction costs as shown in following table:

Portfolio Company	Transaction Date	Shares	Share Price	Net Proceeds
Control4 Corporation	4/11/2014	10,000	$19.58	$195,831
Control4 Corporation	4/11/2014	10,000	20.14	201,439
Control4 Corporation	4/15/2014	10,000	20.59	205,938
Control4 Corporation	4/17/2014	10,000	19.82	198,151
Control4 Corporation	4/23/2014	10,000	18.62	186,200
Control4 Corporation	4/23/2014	10,000	18.70	186,965
Control4 Corporation	4/24/2014	10,000	19.29	192,854
Control4 Corporation	4/28/2014	10,000	19.47	194,690

Portfolio Company	Transaction Date	Shares	Share Price	Net Proceeds
Control4 Corporation	4/29/2014	10,000	19.25	192,508
Control4 Corporation	4/29/2014	10,000	18.94	189,353
Violin Memory, Inc.	4/11/2014	58,862	4.01	235,966
Violin Memory, Inc.	4/11/2014	1,188,636	3.97	4,719,254
Silver Spring Networks, Inc.	4/15/2014	28,500	15.37	438,084
Silver Spring Networks, Inc.	4/17/2014	40,000	15.27	610,902
Silver Spring Networks, Inc.	4/17/2014	15,400	15.02	231,281
Silver Spring Networks, Inc.	4/23/2014	9,100	14.28	129,958
Silver Spring Networks, Inc.	4/23/2014	9,028	14.93	134,759
Total Net Proceeds				$8,444,133

Share Repurchase Program

GSV Capital’s Board of Directors has authorized a share repurchase program of GSVC stock of up to $10 million over the next 12 months. Under the repurchase program, the Company may repurchase its outstanding common stock in the open market provided that the Company complies with the prohibitions under its Insider Trading policies and procedures and the guidelines specified in Rule 10-B-18 of the Securities Exchange Act of 1934.

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. Subsequent to March 31, 2014, the Company has not made any such escrow deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, which could include; to the extent we utilize leverage, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact our return on our portfolio investments, although any significant change in market interest rates could potentially have an indirect effect on the business, financial condition and results of operations of the portfolio companies in which we invest.

Item 4. Controls and Procedures

As of March 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*
3.2	Articles of Amendment**
3.3	Bylaws*
4.1	Form of Common Stock Certificate*
10.1	Form of Dividend Reinvestment Plan*
10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC***
10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC***
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*
10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. 50 TABLE OF CONTENTS
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on January 17, 2014.
**	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on April 10, 2014.
***	Previously filed in connection with Annual Report for the fiscal year ended December 31, 2013 on Form 10-K (File No. 814-00852), filed on September 31, 2013.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: May 12, 2014	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: May 12, 2014	By: /s/ Stephen D. Bard Stephen D. Bard Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)