Form 10-Q
period 2014-06-30
GSV Capital Corp.
filed 2014-08-11
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 11, 2014 was 19,320,100.

GSV CAPITAL CORP.

i

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Investments at fair value:
Investments in controlled securities (cost of $11,301,139 and $0, respectively)	$12,410,350	$—
Investments in affiliated securities (cost of $75,196,702 and $64,912,527, respectively)	67,776,900	62,740,162
Investments in non-control/non-affiliated securities (cost of $196,466,367 and $214,796,591, respectively)	286,850,588	292,643,491
Investments owned and pledged (cost of $9,082,226 and $10,845,236, respectively)	9,102,586	10,865,200
Investments in United States Treasury Bill (cost of $80,000,445 and $0, respectively)(1)	80,000,000	—
Total Investments (cost of $372,046,879 and $290,554,354, respectively)	456,140,424	366,248,853
Cash	4,194,280	7,219,203
Restricted cash	22,139	22,264
Due from GSV Capital Service Company, LLC(1)	35,406	3,039
Due from portfolio companies	122,251	153,178
Interest receivable	102	7,304
Prepaid expenses	61,944	49,739
Coupon interest receivable	—	11,141
Dividend receivable	—	13,233
Deferred credit facility fees	189,940	288,249
Deferred debt issuance costs	3,022,216	3,378,121
Deferred offering costs	241,010	184,710
Other assets	334,700	368,524
Total Assets	464,364,412	377,947,558
LIABILITIES
Due to GSV Asset Management(1)	9,647	563,978
Accounts payable	160,068	382,165
Accrued incentive fees	12,337,837	10,523,552
Accrued interest payable	1,187,693	1,056,563
Accrued expenses	188,753	—
Payable for securities purchased	72,000,667	—
Net deferred tax liability	7,656,143	8,320,561
Line of Credit	15,141,333	—
Convertible senior notes embedded derivative liability	159,000	799,000
Convertible senior notes payable 5.25% due September 15, 2018	68,397,429	68,335,295
Total Liabilities	177,238,570	89,981,114
Commitments and contingencies (Note 6)
Net Assets	$287,125,842	$287,966,444
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(25,406,364)	(19,192,401)
Accumulated net realized loss on investments	(13,256,660)	(13,660,306)
Accumulated net unrealized appreciation on investments	49,758,151	44,788,436
Net Assets	$287,125,842	$287,966,444
Net Asset Value Per Share	$14.86	$14.91

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income from control securities	$667	$—	$5,733	$—
Interest income from affiliated securities	68,591	—	103,453	—
Interest income from non-control/non-affiliated securities	27,775	—	27,775	—
Dividend income from affiliated securities	—	—	—	—
Dividend income from non-control/non-affiliated securities	—	15,723	887	20,258
Total Investment Income	97,033	15,723	137,848	20,258
OPERATING EXPENSES
Investment management fees	1,933,663	1,246,378	3,689,859	2,529,977
Accrued incentive fees	844,633	—	1,814,285	—
Costs incurred under administration agreement	929,701	709,885	1,838,233	1,597,869
Directors’ fees	65,000	65,000	130,000	130,250
Professional fees	402,555	220,978	859,094	457,864
Interest and credit facility expense	1,533,971	—	2,713,696	—
Insurance expense	60,303	64,062	120,039	117,075
Investor relations expense	103,384	72,943	158,296	116,505
Other expenses	22,341	23,388	40,592	25,354
Gain on fair value adjustment for embedded derivative	(20,000)	—	(640,000)	—
Total Operating Expenses	5,875,551	2,402,634	10,724,094	4,974,894
Benefit for taxes on net investment loss	2,359,369	—	4,372,283	—
Net Investment Loss	(3,419,149)	(2,386,911)	(6,213,963)	(4,954,636)
Net Realized Gain (Loss) on Investments	(7,249,566)	(6,327,632)	682,179	(9,674,524)
Benefit/(Provision) for taxes on Net Realized Capital (Gains)/Losses	2,959,998	—	(278,533)	—
Net Change in Unrealized Appreciation on Investments	11,472,725	12,230,246	8,399,046	10,653,608
Provision for taxes on Unrealized Appreciation of Investments	(4,684,314)	—	(3,429,331)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(920,306)	$3,515,703	$(840,602)	$(3,975,552)
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share – basic and diluted	$(0.05)	$0.18	$(0.04)	$(0.21)
Weighted Average Common Shares Outstanding – basic and diluted	19,320,100	19,320,100	19,320,100	19,320,100

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Decrease in Net Assets Resulting From Operations
Net Investment Loss	$(6,213,963)	$(4,954,636)
Net Realized Gain (Loss) on Investments	682,179	(9,674,524)
Provision for taxes on Net Realized Capital Gains	(278,533)	—
Net Change in Unrealized Appreciation on Investments	8,399,046	10,653,608
Provision for taxes on Unrealized Appreciation of Investments	(3,429,331)	—
Net Decrease in Net Assets Resulting From Operations	(840,602)	(3,975,552)
Total Decrease in Net Assets	(840,602)	(3,975,552)
Net Assets at Beginning of Period	287,966,444	252,582,801
Net Assets at End of Period	$287,125,842	$248,607,249
Capital Share Activity
Shares Issued	—	—
Shares Outstanding at Beginning of Period	19,320,100	19,320,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(840,602)	$(3,975,552)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(682,179)	9,674,524
Net change in unrealized appreciation on investments	(8,399,046)	(10,653,608)
Gain on fair value adjustment for embedded derivative	(640,000)	—
Net deferred tax liability	(664,418)	—
Amortization of deferred credit facility fees	98,309	—
Amortization of deferred debt issuance costs	418,039	—
Amortization of fixed income security premiums and discounts	(27,553)	—
Purchases of investments in:
Portfolio investments	(35,548,349)	(19,607,661)
United States treasury bill	(160,001,251)	—
Proceeds from sales or redemption of investments in:
Portfolio investments	32,975,438	17,785,344
United States treasury strips	1,790,785	—
United States treasury bill	80,000,584	—
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	(32,367)	3,117
Due from portfolio companies	30,927	125,747
Accrued interest	7,202	—
Prepaid expenses	(12,205)	(49,729)
Coupon interest receivable	11,141	—
Dividend receivable	13,233	(11,305)
Other assets	33,824	20,890
Due to GSV Asset Management(1)	(554,331)	387,654
Payable for securities purchased	72,000,667	—
Accounts payable	(222,097)	(112,139)
Accrued incentive fees	1,814,285	—
Accrued interest payable	131,130	—
Accrued expenses	188,753	(271,697)
Net Cash Used in Operating Activities	(18,110,081)	(6,684,415)
Cash Flows from Financing Activities
Borrowings under credit facility	18,000,000	—
Repayments under credit facility	(2,858,667)	—
Deferred offering costs	(56,300)	—
Change in restricted cash	125	—
Net Cash Provided by Financing Activities	15,085,158	—

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Total Decrease in Cash Balance	(3,024,923)	(6,684,415)
Cash Balance at Beginning of Period	7,219,203	11,318,525
Cash Balance at End of Period	$4,194,280	$4,634,110
Non-Cash Operating Items
Transactions in Investments in Portfolio Companies
Convertible notes converted to preferred shares	$3,064,135	$—
Term loan converted to preferred shares	$503,851	$—
Preferred shares converted to common shares	$1,273,125	$1,999,997
Common shares converted to preferred shares	$2,006,077	$—
Common membership interest converted to preferred shares	$500,000	$—
Decrease in accounts payable	$(222,097)	$—
Non-Cash Financing Items
Increase in deferred offering costs	$56,300	$—

(1)	This balance is a related party transaction. Refer to Note 2 Related Party Arrangements.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.(9)**
Common shares	San Francisco, CA Social Communication	1,900,600	$32,991,111	$77,867,582	27.12%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	7,145,690	20,051,479	39,301,295	13.69%
Preferred shares, Series G		326,797	1,008,968	1,932,187	0.67%
Total			21,060,447	41,233,482	14.36%
Dropbox, Inc.
Common shares	San Francisco, CA Online Storage	760,000	8,641,153	16,304,416	5.68%
Preferred shares, Series A-1		552,486	5,015,333	11,852,581	4.13%
Total			13,656,486	28,156,997	9.81%
2U, Inc. (f/k/a 2tor, Inc.)(11)**
Common shares	Landover, MD Online Education	1,319,233	10,032,117	19,293,387	6.72%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,443	14,515,149	5.06%
Avenues Global Holdings, LLC(3)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	11,258,690	3.92%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship	1,899,799	6,799,392	8,985,863	3.13%
Preferred shares, Series E	Manager	373,134	1,500,522	2,111,865	0.74%
Total			8,299,914	11,097,728	3.87%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,034,324	11,017,801	11,000,012	3.83%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	3,914,535	10,000,000	10,000,000	3.48%
Declara, Inc.(1)
Preferred shares, Series A	Palo Alto, CA Social Cognitive Learning	5,358,195	9,999,999	9,999,999	3.48%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	9,999,917	3.48%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	9,998,157	3.48%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Chegg, Inc.(10)**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	$14,022,863	$8,326,856	2.90%
ZocDoc Inc.
Preferred shares, Series A	New York, NY Online Medical Scheduling	200,000	3,563,178	5,000,000	1.74%
Common shares		111,866	1,734,878	2,796,650	0.97%
Total			5,298,056	7,796,650	2.71%
StormWind, LLC(2)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning	3,279,629	2,019,687	4,066,740	1.42%
Preferred shares, Series C		2,132,824	3,000,030	3,012,802	1.05%
Preferred shares, Series A		366,666	110,000	196,166	0.07%
Preferred Unit Warrants $1.55 strike price, expire 7/6/14		568,753	—	34,125	0.01%
Preferred Unit Warrants $1.76 strike price, expire 1/6/15		646,310	—	—	—%
Total			5,129,717	7,309,833	2.55%
General Assembly Space, Inc.
Common shares	New York, NY Online Education	133,213	2,999,983	2,999,977	1.06%
Preferred shares, Series C		126,552	2,999,978	3,035,279	1.04%
Total			5,999,961	6,035,256	2.10%
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	3,193,444	2,823,871	0.98%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.08%
Common warrants, $0.91 strike price, expire 3/22/2020		714,286	85,779	—	—%
Common warrants, $0.91 strike price, expire 12/11/2018		82,418	9,799	—	—%
Common warrants, $0.91 strike price, expire 12/11/2018		412,088	50,970	—	—%
Common warrants, $0.91 strike price, expire 5/16/2019		192,308	23,244	—	—%
Common warrants, $0.91 strike price, expire 3/22/2020		186,170	67,021	—	—%
Common warrants, $0.91 strike price, expire 10/09/2018		82,418	9,901	—	—%
Total			6,396,180	5,935,585	2.06%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,300	1.74%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	5,003,631	4,999,054	1.74%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	$3,598,472	$4,814,292	1.68%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,335,671	4,600,727	1.60%
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.04%
Common shares		229	1,577,097	1,500,000	0.53%
Total			4,577,097	4,500,000	1.57%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	4,470,054	1.56%
Gilt Groupe, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	4,338,580	1.51%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	3,040,723	1.06%
Preferred shares, Series C		301,369	1,100,912	1,144,627	0.40%
Total			3,164,268	4,185,350	1.46%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,862	4,020,940	1.40%
Ozy Media, Inc.(1)
Preferred shares, Series A	Mountain View, CA Daily News and Information Site	1,090,909	3,000,200	3,000,000	1.04%
Preferred shares, Series Seed		500,000	500,000	865,000	0.31%
Total			3,500,200	3,865,000	1.35%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,073,472	0.72%
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.52%
Total			3,509,615	3,573,471	1.24%
NestGSV, Inc.(2)
Preferred shares, Series C	Redwood City, CA Incubator	1,561,625	2,005,730	2,082,161	0.73%
Preferred shares, Series A		1,000,000	1,021,778	806,000	0.28%
Preferred shares, Series B		450,000	605,500	443,700	0.15%
Preferred warrants, Series C – $1.33 strike price, expire 4/9/2019		187,500	—	54,375	0.02%
Total			3,633,008	3,386,236	1.18%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	San Francisco, CA Corporate Education	615,763	$2,006,077	$2,484,026	0.87%
Convertible preferred shares, Series D		169,033	778,607	801,563	0.27%
Preferred warrants, $4.59 strike price, expire 02/25/2018		16,903	—	18,424	0.01%
Total			2,784,684	3,304,013	1.15%
TrueCar, Inc.(12)
Common shares	Santa Monica, CA Online Marketplace	251,572	2,015,023	3,067,543	1.07%
SharesPost, Inc.(1)(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,717	2,232,283	0.77%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	192,734	0.07%
Total			2,282,845	2,425,017	0.84%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,584,894	0.55%
Preferred shares, Series A		3,579,610	758,017	792,447	0.28%
Total			2,260,379	2,377,341	0.83%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.69%
Preferred shares, Series B		49,505	217,206	249,703	0.09%
Total			2,217,653	2,249,701	0.78%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Class A1	New York, NY Sports Analytics	1,110,639	1,079,058	1,295,005	0.45%
Term Loan, 12%, 09/30/15***		$272,500	283,901	272,500	0.09%
Preferred warrants, $1.166 strike price, expire 09/30/2020		500,000	31,354	185,000	0.07%
Preferred warrants, $1.00 strike price, expire 11/21/2017		160,806	—	69,147	0.02%
Preferred warrants, $1.16 strike price, expire 6/21/2021		38,594	—	14,280	%
Total			1,394,313	1,835,932	0.63%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	1,070,534	0.37%
Preferred shares, Series A-2		347,666	451,236	415,618	0.15%
Total			2,882,186	1,486,152	0.52%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Totus Solutions, Inc.(1)
Preferred shares, Series B	Carrollton, TX LED Lighting	11,111,110	$1,000,000	$1,000,400	0.35%
Convertible Promissory Note 6%, expire, 4/01/2016		$76,110	76,110	76,110	0.02%
Preferred shares, Series A		8,692,652	2,183,582	17,893	0.01%
Common Shares		11,307,348	2,840,591	—	—%
Total			6,100,283	1,094,403	0.38%
AlwaysOn, Inc.(2)
Preferred shares, Series A-1	Woodside, CA Social Media	4,465,925	876,023	850,000	0.30%
Preferred shares, Series A		1,141,626	1,027,391	203,011	0.07%
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014		1,313,508	—	26,270	0.01%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	—%
Total			1,903,414	1,079,281	0.38%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,000,000	0.35%
AliphCom, Inc. (d/b/a Jawbone)
Common shares	San Francisco, CA Smart Device Company	150,000	793,152	900,000	0.31%
DianRong (fka SinoLending Ltd.)**
Preferred shares, Class A	Shanghai, China Chinese P2P Lending	6,414,368	503,235	577,293	0.20%
Preferred shares, Class B		2,333,108	250,491	250,000	0.09%
Total			753,726	827,293	0.29%
Cricket Media (fka ePals Inc.)**(1)(8)
Common shares	Herndon, VA Online Education	33,333,333	2,446,284	825,000	0.29%
GSV Sustainability Partners(2)
Preferred shares, Class A	Woodside, CA Clean Technology	1,250,000	625,000	625,000	0.22%
Common shares		100,000	10,000	10,000	—%
			635,000	635,000	0.22%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	580,386	0.20%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,801	503,356	0.18%
New Zoom, Inc
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	336,408	0.12%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	$262,530	$287,082	0.10%
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	245,423	0.09%
Earlyshares.com
Preferred shares, Series A	Miami, FL Equity Crowd Funding	149,144	234,159	224,999	0.08%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	174,223	0.06%
Total Portfolio Investments			282,964,208	367,037,838	127.83%
U.S. Treasury
U.S. Treasury Bill, 0%, due 7/3/2014		$80,000,000	80,000,445	80,000,000	27.86%
U.S. Treasury Strips(13)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,821,805	1,830,233	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,818,002	1,825,270	0.64%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,816,053	1,819,536	0.63%
United States Treasury Strip Coupon, 0.00% due 02/15/2015		$1,816,000	1,813,612	1,814,692	0.63%
United States Treasury Strip Coupon, 0.00% due 08/15/2014		$1,813,000	1,812,754	1,812,855	0.63%
Total			9,082,226	9,102,586	3.17%
Total Investments			$372,046,879	$456,140,424	158.86%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014
(Unaudited)

(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (fka ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (fka ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At June 30, 2014, GSV Capital Corp. valued Cricket Media (fka ePals Inc.), based on its June 30, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (fka ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(9)	On November 6, 2013, Twitter, Inc., priced its initial public offering, selling 70,000,000 shares at a price of $26 per share. GSV Capital Corp.’s shares in Twitter, Inc. are subject to a lock-up agreement which expired on May 5, 2014. At June 30, 2014, GSV Capital Corp. valued Twitter, Inc., based on its June 30, 2014 closing price.
(10)	On November 12, 2013, Chegg, Inc., priced its initial public offering, selling 14,400,000 shares at a price of $12.50 per share. GSV Capital Corp.’s shares in Chegg, Inc. are subject to a lock-up agreement which expired on May 11, 2014. At June 30, 2014, GSV Capital Corp. valued Chegg, Inc., based on its June 30, 2014 closing price.
(11)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expires on September 24, 2014. At June 30, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its June 30, 2014 closing price, adjusted for a discount due to lack of marketability of 13.0%. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.).
(12)	On May 15, 2014, TrueCar, Inc. priced its initial public offering, selling 7,775,000 shares at a price of $14 per share. GSV Capital Corp.’s shares in TrueCar, Inc. are subject to a lock-up agreement which expires on Novemenber 11, 2014. At June 30, 2014, GSV Capital Corp. valued TrueCar, Inc., based on its June 30, 2014 closing price, adjusted for a discount due to lack of marketability of 17.5%.
(13)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of its Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the trustee. These funds were used to purchase $10,845,236 of government securities. The cost of the US Treasury Strips approximates their fair value at June 30, 2014. On February 15, 2014, 1 US Treasury Strip with a cost of $1,790,785 matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.(11)**
Common shares	San Francisco, CA Social Communication	1,900,600	$32,991,111	$102,822,460	35.71%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	7,145,690	20,051,479	32,119,877	11.15%
Preferred shares, Series G		326,797	1,008,968	1,718,953	0.60%
Total			21,060,447	33,838,830	11.75%
Dropbox, Inc.
Common share	San Francisco, CA Online Storage	760,000	8,641,153	9,181,012	3.19%
Preferred shares, Series A-1		552,486	5,015,333	6,674,185	2.32%
Total			13,656,486	15,855,197	5.51%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,443	14,519,443	5.04%
Control4 Corporation(8)**
Common shares	Salt Lake City, UT Home Automation	782,789	7,010,762	13,300,129	4.62%
2U, Inc. (f/k/a 2tor, Inc.)
Common shares	Landover, MD Online Education	1,151,802	8,758,193	9,875,206	3.43%
Preferred shares, Series A		167,431	1,273,125	1,435,503	0.50%
Total			10,031,318	11,310,709	3.93%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,034,324	11,017,561	11,286,628	3.92%
Avenues Global Holdings, LLC(2)
Preferred shares, Junior Preferred Stock	New York, NY Globally Focused Private School	10,014,270	10,150,484	10,014,270	3.48%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	10,000,003	3.47%
PayNearMe, Inc.(1)		3,914,535	10,000,001	10,000,000	3.47%
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network
Facebook, Inc.**
Common Shares, Class A	Menlo Park, CA Social Networking	175,000	5,236,147	9,563,750	3.32%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,899,799	6,799,272	7,219,236	2.51%
Preferred shares, Series E		373,134	1,500,522	2,160,437	0.75%
Total			8,299,794	9,379,673	3.26%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Chegg, Inc.(12)**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	$14,022,863	$8,551,589	2.97%
ZocDoc Inc.
Preferred shares, Series A	New York, NY Online Medical Scheduling	200,000	3,563,178	3,926,702	1.36%
Common Stock		111,866	1,734,878	2,196,322	0.76%
Total			5,298,056	6,123,024	2.12%
Knewton, Inc.
Preferred shares, Series E	New York, NY Education Technology Company	375,985	4,999,999	4,999,999	1.74%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	36,720	4,999,964	4,999,964	1.74%
Whittle Schools, LLC(1)(3)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.04%
Common shares		229	1,531,734	1,500,000	0.52%
Total			4,531,734	4,500,000	1.56%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	4,443,409	1.54%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,335,671	4,338,009	1.51%
StormWind, LLC(1)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning Platform	3,279,629	2,019,687	4,205,142	1.46%
Violin Memory, Inc.(9)**
Common Shares	Mountain View, CA Memory Flash	1,247,498	14,819,618	4,204,068	1.46%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	2,934,840	1.02%
Preferred shares, Series C		301,369	1,100,909	1,099,997	0.38%
Total			3,164,265	4,034,837	1.40%
Gilt Groupe, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	4,024,389	1.40%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,862	4,000,640	1.39%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)
Preferred shares, Series A	Mountain View, CA Daily News and Information Site	1,090,909	$3,000,200	$3,000,000	1.04%
Preferred shares, Series Seed		500,000	500,000	865,000	0.30%
Total			3,500,200	3,865,000	1.34%
Totus Solutions, Inc.(1)
Common shares	Carrollton, TX LED Lighting	11,307,348	2,840,391	576,675	0.20%
Preferred shares, Series A		8,692,652	2,183,582	2,173,163	0.75%
Preferred shares, Series B		11.111,110	1,000,000	1,001,001	0.35%
Total			6,023,973	3,750,839	1.30%
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	3,193,444	3,114,120	1.08%
Term Loan, 10%, 3/31/14***		$250,000	262,612	250,000	0.09%
Term Loan, 10%, 3/31/14***		$250,000	241,239	250,000	0.09%
Common warrants, $0.91 strike price, expire 3/22/2020		186,170	67,021	126,362	0.04%
Common warrants, $0.91 strike price, expire 10/09/2018		82,418	9,901	—	— %
Common warrants, $0.91 strike price, expire 12/10/2018		82,418	9,799	—	— %
Total			3,784,016	3,740,482	1.30%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,731,264	1.30%
Learnist Inc. (f/k/a Grockit, Inc.)(1)(11)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,073,472	0.72%
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.52%
Total			3,509,615	3,573,471	1.24%
CUX, Inc. (d/b/a CorpU)(1)
Common Stock	San Francisco, CA Corporate Education	615,763	2,006,077	2,229,678	0.77%
Convertible preferred shares, Series D		169,033	778,607	697,041	0.24%
Preferred warrants, $4.59 strike price, expire 02/25/2018		16,903	—	—	— %
Total			2,784,684	2,926,719	1.01%
SharesPost, Inc.(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,232,283	0.78%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	115,640	0.04%
Total			2,282,844	2,347,923	0.82%
TrueCar, Inc.
Common shares	Santa Monica, CA Online Marketplace	377,358	2,014,863	2,299,997	0.80%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,503,436	0.52%
Preferred shares, Series A		3,579,610	758,017	751,718	0.26%
Total			2,260,379	2,255,154	0.78%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	$2,000,447	$1,999,998	0.69%
Preferred shares, Series B		49,505	217,206	249,505	0.09%
Total			2,217,653	2,249,503	0.78%
Silver Spring Networks, Inc.**
Common shares	Redwood City, CA Smart Grid	102,028	5,145,271	2,142,588	0.74%
NestGSV, Inc.(1)
Preferred shares, Series A	Redwood City, CA Incubator	1,000,000	1,021,778	1,188,137	0.41%
Preferred shares, Series B		450,000	605,500	594,068	0.21%
Total			1,627,278	1,782,205	0.62%
ePals Inc.**(1)(10)
Common shares	Herndon, VA Online Education	33,333,333	2,444,759	1,666,667	0.58%
Common warrants, 0.075 CAD strike price, expire 4/30/2014		11,111,111	—	33,333	0.01%
Total			2,444,759	1,700,000	0.59%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Class A1	New York, NY Sports Analytics	1,033,452	989,058	1,168,847	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	150,000	0.05%
Term Loan, 12%, 09/30/15***		$250,000	261,030	250,000	0.09%
Preferred warrants, $1.166 strike price, expire 09/30/2020		160,806	—	64,322	0.02%
Total			1,281,442	1,633,169	0.57%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	1,211,393	0.42%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,046,830	0.36%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	857,302	0.30%
SinoLending Ltd.**
Preferred shares, Class A	Shanghai, China Chinese P2P Lending	6,414,368	503,235	577,293	0.20%
Preferred shares, Class B		2,333,108	250,491	247,163	0.09%
Total			753,726	824,456	0.29%
AlwaysOn, Inc.(1)
Preferred shares, Series A-1	Woodside, CA Social Media	3,152,417	624,783	600,000	0.21%
Preferred shares, Series A		1,066,626	1,027,391	203,011	0.07%
Total			1,652,174	803,011	0.28%
AliphCom, Inc. (d/b/a Jawbone)
Common Stock	San Francisco, CA Smart Device Company	150,000	793,152	782,189	0.27%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV Silicon Valley, LLC(1)(4)
Common membership interest	Redwood City, CA Incubator	$500,000	$500,000	$557,084	0.19%
New Zoom, Inc
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	308,660	0.11%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	264,941	0.09%
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	229,234	0.08%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	— %
Total			1,512,392	229,234	0.08%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	184,077	0.06%
Total Portfolio Investments			279,709,118	355,383,653	123.41%
United States Treasury Strip 02/15/2014		$1,791,000	1,790,785	1,790,839	0.62%
United States Treasury Strip 02/15/2015		$1,816,000	1,810,625	1,811,987	0.63%
United States Treasury Strip 02/15/2016		$1,834,000	1,810,323	1,816,540	0.63%
United States Treasury Strip 08/15/2014		$1,813,000	1,811,187	1,812,094	0.63%
United States Treasury Strip 08/15/2015		$1,823,000	1,811,205	1,813,411	0.63%
United States Treasury Strip 08/15/2016		$1,851,000	1,811,111	1,820,329	0.63%
Total			10,845,236	10,865,200	3.77%
Total Investments			$290,554,354	$366,248,853	127.18%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(3)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.
(4)	GSV Capital Corp.’s investment in NestGSV Silicon Valley, LLC is held through its wholly-owned subsidiary GSVC NG Holdings, Inc.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On August 2, 2013, Control4 Corporation priced its initial public offering, selling 4,000,000 shares at a price of $16 per share. GSV Capital Corp.’s shares in Control4 are subject to a lock-up agreement which expired on January 29, 2014. At December 31, 2013, GSV Capital Corp. valued Control4 Corporation based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 4%.
(9)	On September 27, 2013, Violin Memory Inc. priced its initial public offering, selling 18,000,000 shares at a price of $9 per share. GSV Capital Corp.’s shares in Violin Memory Inc. are subject to a lock-up agreement which expired on March 26, 2014. At December 31, 2013, GSV Capital Corp. valued Violin Memory Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 15%.
(10)	On October 22, 2013, ePals, Inc. priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in ePals, Inc. are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2013, GSV Capital Corp. valued ePals, Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 8%.
(11)	On November 6, 2013, Twitter, Inc. priced its initial public offering, selling 70,000,000 shares at a price of $26 per share. GSV Capital Corp.’s shares in Twitter, Inc. are subject to a lock-up agreement which expired on May 5, 2014. At December 31, 2013, GSV Capital Corp. valued Twitter, Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 15%.
(12)	On November 12, 2013, Chegg, Inc. priced its initial public offering, selling 14,400,000 shares at a price of $12.50 per share. GSV Capital Corp.’s shares in Chegg, Inc. are subject to a lock-up agreement which expired on May 11, 2014. At December 31, 2013, GSV Capital Corp. valued Chegg, Inc., based on its December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 15%.
(13)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of its Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the trustee. These funds were used to purchase $10,845,236 of government securities. The cost of the US Treasury Strips approximates their fair value at December 31, 2013.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

On April 13, 2012, the Company formed a wholly-owned subsidiary, GSV Capital Lending, LLC (“GCL”), a Delaware limited liability company, which was formed to originate portfolio loan investments within the state of California.

On November 28, 2012, the Company formed the following wholly-owned subsidiaries: GSVC AE Holdings, Inc. (“GAE”), GSVC AV Holdings, Inc. (“GAV”), GSVC NG Holdings, Inc. (“GNG”), GSVC SW Holdings, Inc. (“GSW”) and GSVC WS Holdings, Inc. (“GWS”). On July 12, 2013, the Company formed a wholly-owned subsidiary, SPNPM Holdings LLC (“SPNPM”). On August 13, 2013, the Company formed a wholly-owned subsidiary, GSVC SVDS Holdings, Inc. (“SVDS”). Collectively, these entities are known as the “GSVC Holdings”, all Delaware corporations, formed to hold portfolio investments.

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

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to us and certain entities established for tax purposes where we hold a 100% interest. Accordingly, our financial statements include our accounts and the accounts of the GSVC Holdings and GCL, our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We began consolidating the GSVC Holdings during the quarter ended September 30, 2012.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Investments

The Company applies fair value accounting in accordance with GAAP. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities for which market quotations are readily available on an exchange are valued at the closing price of such security on the valuation date; however, if they are subject to restrictions upon sale (such as to lock-up restrictions), they are discounted accordingly. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Consolidated Schedules of Investments as of June 30, 2014 and December 31, 2013, respectively, for details regarding the nature and composition of the Company’s portfolio.

Cash

The Company places its cash with U.S. Bank, N.A. First Republic Bank, N.A., and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Restricted Cash

Restricted Cash consists of excess funds remaining in escrow from the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. See Note 9 for further detail. As of June 30, 2014, and December 31, 2013, respectively, the Company had Restricted Cash of $22,139 and $22,264 which is included on the Consolidated Statements of Assets and Liabilities.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At June 30, 2014, and December 31, 2013, the Company had $0 in Escrow deposits.

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

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company is able to satisfy the requirements under subchapter M of the Code. If we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. Although we have filed an application with the SEC for this certification, there can be no assurance that we will receive it, or that we will otherwise qualify as a RIC for our 2013 taxable year. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to obtain this certification. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries of the RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements. At the present time, the Company cannot assure you that it will be eligible to elect to be taxed as a RIC for its 2013 taxable year. If it is not treated as a RIC for 2013, the Company will be taxed as a C corporation under the Code for the 2013 taxable year. Until such time as it qualifies and elects to be taxed as a RIC, GSV will provide for income taxes, if any, as a C Corp. The Company intends to elect to be taxed as a RIC for its 2014 taxable year, if management determines that it is in the Company’s best interests to do so.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Deferred Credit Facility Fees

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with a new $18 million credit facility (the “Credit Facility”). The Company incurred $288,249 of legal costs and other fees in connection with opening the Credit Facility. As of June 30, 2014, of the total costs of $288,249 incurred, $189,940 remains to be amortized and is included within deferred credit facility fees on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs include legal fees and other costs pertaining to public offerings. In accordance with ASC 340-10, the Company deferred offering costs of $241,010 associated with the registration statement filed on September 23, 2013 on form N-2 with the Securities and Exchange Commission (the “SEC”) to register the Company’s common stock, preferred stock, subscription rights, debt securities, and warrants under the Securities Act of 1933, as amended. If the registration statement is declared effective by the SEC and the Company’s securities are offered pursuant to the registration statement, the Company will reclassify the deferred offering costs into additional paid-in capital for equity offerings and will amortize the offering costs related to any debt securities issued.

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any,

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,933,663 and $3,689,859 in base management fees and $0 in incentive fees for the three and six months ended June 30, 2014, respectively. GSV Asset Management earned $1,246,378 and $2,529,977 in base management fees and $0 in incentive fees for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, respectively, we accrued incentive fees of $844,633, and $1,814,285, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of June 30, 2014, we were owed $35,406 from GSV Capital Service Company, LLC, for the prepayment of overhead expenses as well as California Franchise Board fees. In addition as of June 30, 2014, we owed GSV Asset Management $9,647, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

As of December 31, 2013, we were owed $3,039 from GSV Capital Service Company, LLC for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $563,978, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $929,701 and $1,838,233 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2014, respectively. There were $709,885 and $1,597,869 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2013, respectively.

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

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may from time to time, invest in U.S. Treasury Securities. At June 30, 2014, Investments in United States Treasury Bill and Payable for securities purchased, relate to the purchase of the United States Treasury Bill on margin that settled on June 30, 2014. The payable was subsequently repaid on July 3, 2014 when the United States Treasury Bill matured and the $8.0 million margin deposit which was posted as collateral was returned. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2014 and December 31, 2013.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	June 30, 2014 (Unaudited)		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies:
Common Stock	$60,681,150	$87,595,350	$70,404,617	$81,410,161
Preferred Stock	160,114,453	169,119,155	126,151,898	129,925,500
Common Membership Interest	—	—	500,000	557,084
Term Loans	360,011	348,610	764,881	750,000
Warrants	301,196	594,355	217,191	489,657
Subtotal – Private Portfolio Companies	221,456,810	257,657,470	198,038,587	213,132,402
Publicly Traded Portfolio Companies:
Common Stock	61,507,398	109,380,368	81,670,531	142,251,251
Total Private and Publicly Traded Portfolio Companies:	282,964,208	367,037,838	279,709,118	355,383,653
Non-Portfolio Investments	89,082,671	89,102,586	10,845,236	10,865,200
Total Investments	$372,046,879	$456,140,424	$290,554,354	$366,248,853

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2014 and December 31, 2013 are as follows:

	As of June 30, 2014 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$87,595,350	$87,595,350
Preferred Stock	—	—	169,119,155	169,119,155
Term Loans	—	—	348,610	348,610
Warrants	—	—	594,355	594,355
Subtotal – Private Portfolio Companies	—	—	257,657,470	257,657,470
Publicly Traded Portfolio Companies:
Common Stock	86,194,438	23,185,930	—	109,380,368
Total Private and Publicly Traded Portfolio Companies:	86,194,438	23,185,930	257,657,470	367,037,838
U.S. Treasury Bill	80,000,000	—	—	80,000,000
U.S. Treasury Strips	9,102,586	—	—	9,102,586
Total Assets at Fair Value	$175,297,024	$23,185,930	$257,657,470	$456,140,424
Liabilities:
Embedded Derivative	—	—	159,000	159,000
Total Liabilities at Fair Value	$—	$—	$159,000	$159,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$81,410,161	$81,410,161
Preferred Stock	—	—	129,925,500	129,925,500
Common Membership Interest	—	—	557,084	557,084
Term Loans	—	—	750,000	750,000
Warrants	—	—	489,657	489,657
Subtotal – Private Portfolio Companies	—	—	213,132,402	213,132,402
Publicly Traded Portfolio Companies:
Common Stock	11,706,338	130,544,913	—	142,251,251
Total Private and Publicly Traded Portfolio Companies:	11,706,338	130,544,913	213,132,402	355,383,653
U.S. Treasury Strip	10,865,200	—	—	10,865,200
Total Assets at Fair Value	$22,571,538	$130,544,913	$213,132,402	$366,248,853
Liabilities:
Embedded Derivative	—	—	799,000	799,000
Total Liabilities at Fair Value	$—	$—	$799,000	$799,000

The table below presents the valuation techniques and the nature of significant inputs used to determine the fair values of our Level 3 investments and embedded derivative as of June 30, 2014.

Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$87,595,350	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.6x – 5.0x(3.2x)
			EBIT multiples	10.30x – 35.00x(17.4x)
			Discount rate	30% – 35%(33%)
Preferred stock in private companies	169,119,155	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.0x – 6.2x(4.4x)
			EBIT multiples	9.0x – 35.0x(22.9x)
			Discount rate	35% – 45%(39%)
Term Loans	348,610	Market approach	Precedent transactions	N/A
Warrants	594,355	Option pricing model	Term to expiration	0.50 – 3.66(2.21)
			Stock price	0.13 – 4.59(1.42)
			Volatility	30% – 50%(41%)
Embedded Derivative	159,000	Binomial Lattice Model	Strike Price	16.26
			Volatility	50%
			Annual risk rate	15%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the six months ended June 30, 2014 and the year ended December 31, 2013 as follows:

	Six months ended June 30, 2014 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Term Loan	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,782,541	30,522,699	—	3,163,116	159,993	—	35,628,349
Sales of investments	—	—	—	—	(75,988)	—	(75,988)
Exercises, conversions and assignments – In(1)	1,273,125	6,074,063	—	—	—	—	7,347,188
Exercises, conversions and assignments – Out(1)	(2,006,077)	(1,273,125)	(500,000)	(3,567,986)	—	—	(7,347,188)
Change in unrealized appreciation (depreciation) included in earnings	23,059,356	3,870,018	(57,084)	3,480	20,693	—	26,896,463
Transfers Out of Level 3	(17,923,756)	—	—	—	—	—	(17,923,756)
Fair Value as of June 30, 2014	$87,595,350	$169,119,155	$—	$348,610	$594,355	$—	$257,657,470
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2014	$17,534,404	$5,393,478	$(57,084)	$3,480	$20,693	$—	$22,894,971
Liabilities:
Fair Value of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	—	(640,000)	(640,000)
Fair Value as of June 30, 2014	$—	$—	$—	$—	$—	$159,000	$159,000

(1)	During the six months ended June 30, 2014, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
2U, Inc. (f/k/a 2tor, Inc.)	Preferred shares, Series A	Common Stock
Fullbridge, Inc.	Term loan, 10%, 3/31/15	Preferred shares, Series D
CUX, Inc. (d/b/a CorpU)	Common Stock	Convertible preferred shares, Series C
NestGSV Silicon Valley, LLC	Common Membership Interest	Preferred shares, Series C

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

Portfolio Company	Transfer from	Transfer to
NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
Fullbridge, Inc.	Convertible Promissory Note, 10%, 2/16/15	Preferred shares, Series D

	Year ended December 31, 2013
	Common Stock	Preferred Stock	Common Membership Interest	Term Loans	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$—	$223,062	$—	$214,432,619
Purchases of investments	8,248,157	59,273,379	—	1,242,325	19,700	—	68,783,561
Exercises, conversions and assignments – In(1)	26,442,820	(26,509,841)	—	—	67,021	—	—
Sales and settlements	—	10,091,058	—	(459,799)	—	—	9,631,259
Realized loss included in earnings	(953,811)	(27,463,851)	—	(15,488)			(28,433,150)
Exercises, conversions and assignments – Out(1)	(2,000,000)	2,000,000	—	—	—	—	—
Change in unrealized appreciation (depreciation) included in earnings	62,256,476	19,839,371	57,084	(17,038)	179,874		82,315,767
Transfers Out of Level 3	(125,439,156)	(8,158,498)	—	—	—	—	(133,597,654)
Fair Value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2013	$(75,011,491)	$(2,524,084)	$57,084	$(3,371)	$(179,874)	$—	$(77,661,736)
Liabilities:
Fair Value of December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Embedded derivative from issuance of convertible senior notes	—	—	—	—	—	700,000	700,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	—	99,000	99,000
Fair Value as of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000

(1)	During the year ended December 31, 2013, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
CUX, Inc. (d/b/a CorpU)	Convertible preferred shares, Series D	Common Shares
Chegg, Inc.,	Preferred shares, Series F	Common Shares
Twitter, Inc.	Preferred shares, Series A	Common Shares
Violin Memory, Inc.	Preferred shares, Series B	Common Shares
Violin Memory, Inc.	Preferred shares, Series D	Common Shares
Totus Solutions Inc.	Preferred shares, Series A	Common Shares
Totus Solutions Inc.	Preferred shares, Series B	Common Shares

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The portfolio companies in which the Company invests periodically offer their shares in initial public offerings, (“IPO’s”). The Company’s shares in the portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from level 3 to level 2 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date subject to a discount for a lack of marketability, (“DLOM”). The DLOM for each portfolio company investment is based upon the market value of publicly traded put options with similar terms as the lock-up. Once the lock-up expires, the Company typically transfers the investment from level 2 to level 1 and prices the investment based on the closing price on a public exchange as of the measurement date. In situations where the lock-up has expired, but other factors restrict the sale of the investment, the Company will continue to classify the investment as level 2 and apply a DLOM appropriate to reflect the restrictions upon sale.

During the six months ended June 30, 2014, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/ Lock-up Expiration Date	Transfer from	June 30, 2014 Valuation Method
Twitter, Inc.	Lock-up Expiration	5/5/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Chegg, Inc.	Lock-up Expiration	5/11/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
TrueCar, Inc.	IPO	5/15/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM
Control4 Corporation	Lock-up Expiration	1/29/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Violin Memory, Inc.	Lock-up Expiration	3/26/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
2U, Inc. (f/k/a 2tor, Inc.)	IPO	3/28/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM

During the year ended December 31, 2013, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/ Lock-up Expiration Date	Transfer from	December 31, 2013 Valuation Method
Silver Spring Networks, Inc.	IPO	3/12/2013	Level 3 to Level 2	Exchange Traded Price, 7% DLOM
Silver Spring Networks, Inc.	Lock-up Expiration	9/8/2013	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Control4 Corporation	IPO	8/2/2013	Level 3 to Level 2	Exchange Traded Price, 4% DLOM
Violin Memory, Inc.	IPO	9/27/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM
Twitter, Inc.	IPO	11/6/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM
Chegg, Inc.	IPO	12/12/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM

During the year ended December 31, 2013, the Company wrote-off its investments in Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc. and recorded realized losses.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE — BASIC AND DILUTED

The Company considered the potential dilutive effects of the convertible senior notes on earnings per share in accordance with the requirement of ASC 260-10, using the if-converted method. The effect of the assumed conversion of the convertible senior notes would have been to increase earnings per share. As such, the Company has excluded the effects of the assumed conversion of the convertible senior notes from the diluted EPS calculation. The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2014 and June 30, 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net increase (decrease) in net assets per common share – basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(920,306)	$3,515,703	$(840,602)	$(3,975,552)
Weighted average common shares	19,320,100	19,320,100	19,320,100	19,320,100
Net increase (decrease) in net assets per common share – basic and diluted:	$(0.05)	$0.18	$(0.04)	$(0.21)

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended June 30, 2014 (Unaudited)		Three months ended June 30, 2013 (Unaudited)
Per Share Data:
Net asset value at beginning of period	$14.91		$12.69
Net investment loss	(0.18	)(1)	(0.12	)(1)
Net realized loss	(0.38	)(1)	(0.33	)(1)
Benefit for taxes on Net Realized Capital Losses	0.15	(1)	—	(1)
Net change in Unrealized Appreciation of Investments	0.60	(1)	0.63	(1)
Provision for taxes on Unrealized Appreciation of Investments	(0.24	)(1)	—	(1)
Net asset value at end of period	$14.86		$12.87
Per share market value at end of period	$10.57		$7.86
Total return based on market value	4.24	%(6)	(4.84	)%(6)
Total return based on net asset value	(0.34	)%(6)	1.42	%(6)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$287,125,842		$248,607,249
Average net assets	$275,480,154		$244,629,431
Annualized ratio of gross operating expenses to average net assets(8)	8.55%		3.98%
Annualized ratio of net operating expenses to average net assets(8)	8.55%		3.98%
Annualized ratio of net investment income to average net assets(8)	(4.98)%		(3.96)%

	Six months ended June 30, 2014 (Unaudited)		Six months ended June 30, 2013 (Unaudited)
Per Share Data:
Net asset value at beginning of period	$14.91		$13.07
Net investment loss	(0.32	)(1)	(0.25	)(1)
Net realized gain (loss)	0.04	(1)	(0.50	)(1)
Provision for taxes on Net Realized Capital Gains	(0.01	)(1)	—	(1)
Net change in Unrealized Appreciation of Investments	0.43	(1)	0.55	(1)
Provision for taxes on Unrealized Appreciation of Investments	(0.19	)(1)	—	(1)
Net asset value at end of period	$14.86		$12.87
Per share market value at end of period	$10.57		$7.86
Total return based on market value	(12.57	)%(6)	(6.76	)%(6)
Total return based on net asset value	(0.34	)%(6)	(1.53	)%(6)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$287,125,842		$248,607,249
Average net assets	$281,410,486		$248,710,453
Annualized ratio of gross operating expenses to average net assets(8)	7.68%		4.03%
Annualized ratio of net operating expenses to average net assets(8)	7.68%		4.03%
Annualized ratio of net investment income to average net assets(8)	(4.45)%		(4.02)%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Year ended December 31, 2013		Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of year/period	$13.07		$12.95		$—
Issuance of common shares	—		1.91	(3)	14.67	(4)
Underwriters’ discount	—		(0.72	)(2)	(0.86	)(2)
Offering costs	—		(0.04	)(2)	(0.19	)(2)
Net investment loss	(0.46	)(1)	(0.51	)(1)	(0.37	)(2)
Net realized loss	(1.12	)(1)	(0.09	)(1)	—
Benefit for taxes on Net Realized Capital Losses	0.49		—		—
Net Change in Unrealized Appreciation (Depreciation) of Investments	4.53	(1)	(0.43	)(5)	(0.30	)(2)
Provision for taxes on Unrealized Appreciation of Investments	(1.60)		—		—
Net asset value at end of period	14.91		$13.07		$12.95
Per share market value at end of year/period	$12.09		$8.43		$13.95
Total return based on market value	43.42	%(6)	(39.57	)%(6)	(7.00	)%(7)
Total return based on net asset value	14.08	%(6)	0.93	%(6)	(13.67	)%(7)
Shares outstanding at end of period	19,320,100		19,320,100		5,520,100
Ratio/Supplemental Data:
Net assets at end of year/period	$287,966,444		$252,582,801		$71,503,248
Average net assets	$250,121,052		$208,050,344		$44,532,523
Annualized ratio of gross operating expenses to average net assets(8)	8.83%		4.10%		5.01%
Annualized ratio of net operating expenses to average net assets(8)	8.83%		4.10%		5.01%
Annualized ratio of net investment loss to average net assets(8)	(3.04)%		(3.98)%		(4.64)%

(1)	Based on weighted average number of shares outstanding for the year/period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

(7)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(8)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the year-end December 31, 2013, December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $0, $0, and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. For the period from January 6, 2011 (date of inception) to December 31, 2011, average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAX

The Company and its wholly-owned subsidiaries are currently taxable as C Corporations and subject to federal and state corporate income taxes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC.

For the three months and six months ended June 30, 2014, neither the Company nor its subsidiaries recorded a current income tax expense or benefit since they had net operating loss and capital loss carryforwards from prior years and a net operating loss for these periods. For the three and six months ended June 30, 2013, the Company did not recognize a current income tax expense or benefit for the same reasons.

The Company and its wholly-owned subsidiaries recorded deferred income tax benefits and expenses for the three and six months ended June 30, 2014, which consisted primarily of temporary differences related to certain expenses, net operating losses, capital losses and temporary differences arising from differences between the tax basis and financial reporting basis in underlying investments. For the three and six months ended June 30, 2014, the Company recorded net deferred income tax benefits of $635,053 and $664,419, respectively.

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

The Company may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. The Company will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” (an “SEC Certification”) for the 2013 taxable year. Although the Company filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that it will receive an SEC Certification. In the event that it does not receive such SEC Certification, the Company will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to obtain this certification.

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
June 30, 2014

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and California. For the three and six months ended June 30, 2014, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through 2014. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

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

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase $10,845,236 of government securities. On February 15, 2014, 1 US Treasury Strip with a cost of $1,790,785 matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At June 30, 2014, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $9,082,226. The excess funds of $22,139 remaining from the purchase of government securities held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of June 30, 2014, of the total offering costs of $3,585,929 incurred, $3,022,216 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 9 — LONG TERM LIABILITIES  – (continued)

As of June 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of June 30, 2014 is $159,000 as shown on the Consolidated Statement of Assets and Liabilities. The $640,000 decrease in the estimated fair value of the embedded derivative between December 31, 2013 and June 30, 2014 represents a gain from change in the fair value of embedded derivative as shown on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 10 — SUBSEQUENT EVENTS

From June 30, 2014 through August 11, 2014, the Company did not sell any investments. From June 30, 2014 through August 11, 2014, the Company closed on investments of $4,025,995 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
StormWind, LLC	Interactive Learning	3-Jul-14	$999,997
NestGSV, Inc	Incubator	8-Jul-14	1,000
Solexel, Inc.	Solar Power	11-Jul-14	2,999,999
Earlyshares.com	Equity Crowd Funding	18-Jul-14	24,999
Total Gross Payments			$4,025,995

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From June 30, 2014 through August 11, 2014, the Company has not made any such escrow deposits.

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

Investments

The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The following table summarizes the investments we made during the six months ended June 30, 2014.

Portfolio Company	Industry	Transaction Date	Gross Payments
StormWind, LLC	Interactive Learning	7-Jan-14	$2,984,530
StormWind, LLC	Interactive Learning	25-Feb-14	107,725
NestGSV, Inc.	Incubator	29-Jan-14	198,000
NestGSV, Inc.	Incubator	4-Mar-14	99,000
Dailybreak, Inc.	Social Advertising	11-Feb-14	430,000
AlwaysOn, Inc.	Social Media	14-Feb-14	232,104
EdSurge, Inc.	Education Media Platform	18-Feb-14	482,146
Fullbridge, Inc.	Business Education	19-Feb-14	1,280,000
JAMF Holdings, Inc.	Mobile Device Management	28-Feb-14	4,996,044
General Assembly Space, Inc.	Online Education	6-Mar-14	2,995,658
General Assembly Space, Inc.	Online Education	21-Mar-14	2,995,983
Lyft, Inc.	Peer to Peer Ridesharing	21-Mar-14	4,999,991
Totus Solutions, Inc.	LED Lighting	1-Apr-14	75,000
Fullbridge, Inc.	Business Education	3-Apr-14	749,040
NestGSV, Inc.	Incubator	4-Apr-14	238,077

Portfolio Company	Industry	Transaction Date	Gross Payments
GSV Sustainability Partners	Clean Technology	15-Apr-14	225,250
NestGSV, Inc.	Incubator	17-Apr-14	348,039
Declara, Inc.	Social Cognitive Learning	17-Apr-14	9,973,479
Earlyshares.com	Equity Crowd Funding	1-May-14	224,999
GSV Sustainability Partners	Clean Technology	15-May-14	371,300
NestGSV, Inc.	Incubator	16-May-14	559,133
Fullbridge, Inc.	Business Education	20-Jun-14	150,001
Circle Media (f.k.a.S3 Digital Corp. (d/b/a S3i) (1)	Sports Analytics	26-Jun-14	90,000
Total Gross Payments			$34,805,499

The following table summarizes the investments we disposed of during the six months ended June 30, 2014.

Portfolio Company	Transaction Date	Shares	Share Price	Net Proceeds
Control4 Corporation	5-Feb-14	6,000	$21.11	$126,655
Control4 Corporation	6-Feb-14	4,000	21.00	83,991
Control4 Corporation	7-Feb-14	30,000	21.55	646,432
Control4 Corporation	10-Feb-14	10,000	21.00	210,008
Control4 Corporation	12-Feb-14	50,000	23.16	1,157,940
Control4 Corporation	12-Feb-14	50,000	24.10	1,205,224
Control4 Corporation	13-Mar-14	10,000	22.80	228,000
Control4 Corporation	18-Mar-14	10,000	23.00	229,989
Control4 Corporation	19-Mar-14	10,000	22.21	222,144
Control4 Corporation	20-Mar-14	10,000	22.33	223,290
Control4 Corporation	21-Mar-14	10,000	22.44	224,420
Control4 Corporation	24-Mar-14	3,700	22.15	81,946
Control4 Corporation	11-Apr-14	10,000	19.58	195,831
Control4 Corporation	11-Apr-14	10,000	20.14	201,439
Control4 Corporation	15-Apr-14	10,000	20.59	205,938
Control4 Corporation	17-Apr-14	10,000	19.82	198,151
Control4 Corporation	23-Apr-14	10,000	18.62	186,200
Control4 Corporation	23-Apr-14	10,000	18.70	186,965
Control4 Corporation	24-Apr-14	10,000	19.29	192,854
Control4 Corporation	28-Apr-14	10,000	19.47	194,690
Control4 Corporation	29-Apr-14	10,000	19.25	192,508
Control4 Corporation	29-Apr-14	10,000	18.94	189,353
Control4 Corporation	11-Jun-14	15,000	18.86	282,903
Control4 Corporation	12-Jun-14	5,100	18.49	94,309
Control4 Corporation	12-Jun-14	7,663	18.71	143,413
Control4 Corporation	20-Jun-14	600	18.47	11,083
Control4 Corporation	20-Jun-14	40,976	18.09	741,182
Control4 Corporation	25-Jun-14	50,000	18.01	900,560
Control4 Corporation	25-Jun-14	46,100	18.09	834,152
Control4 Corporation	25-Jun-14	285,386	18.43	5,258,463
Control4 Corporation	25-Jun-14	24,264	18.08	438,810
Facebook, Inc.	3-Feb-14	25,000	60.02	1,500,599
Facebook, Inc.	5-Feb-14	50,000	61.17	3,058,437
Facebook, Inc.	6-Feb-14	25,000	61.05	1,526,163
Facebook, Inc.	19-Feb-14	25,000	65.05	1,626,232

Portfolio Company	Transaction Date	Shares	Share Price	Net Proceeds
Facebook, Inc.	27-Feb-14	25,000	70.00	1,750,095
Facebook, Inc.	16-Jun-14	25,000	64.11	1,602,665
Violin Memory, Inc.	11-Apr-14	58,862	4.01	235,966
Violin Memory, Inc.	11-Apr-14	1,188,636	3.97	4,719,254
Silver Spring Networks, Inc.	15-Apr-14	28,500	15.37	438,084
Silver Spring Networks, Inc.	17-Apr-14	40,000	15.27	610,902
Silver Spring Networks, Inc.	17-Apr-14	15,400	15.02	231,281
Silver Spring Networks, Inc.	23-Apr-14	9,100	14.28	129,958
Silver Spring Networks, Inc.	23-Apr-14	9,028	14.93	134,759
Total Net Proceeds				$32,853,238

The fair value, as of June 30, 2014, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $367,037,838. We also held $4,194,280 of unrestricted cash and $22,139 restricted cash on June 30, 2014.

Results of Operations

Comparison of the three months ended June 30, 2014 and June 30, 2013

	June 30, 2014 (Unaudited)		June 30, 2013 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$97,033	0.01	$15,723	0.00
Interest Income	96,935	0.01	—	—
Dividend income	98	0.00	15,723	0.00
Total Operating Expenses	5,875,551	0.30	2,402,634	0.12
Investment management fees	1,933,663	0.10	1,246,378	0.06
Incentive Fees	844,633	0.04	—	—
Costs incurred under our administration agreement	929,701	0.05	709,885	0.04
Directors’ fees	65,000	0.00	65,000	0.00
Professional fees	402,555	0.02	220,978	0.01
Interest Expense	1,533,971	0.08	—	—
Insurance Expense	60,303	0.00	64,062	0.00
Investor Relations Expense	103,384	0.01	72,943	0.00
Other expenses	22,341	0.00	23,388	0.00
Gain on fair value adjustment for embedded derivative	(20,000)	(0.00)	—	—
Benefit for taxes on net investment loss	2,359,369	0.12	—	—
Net Investment Loss	(3,419,149)	(0.18)	(2,386,911)	(0.12)
Realized Loss on Investments	(7,249,566)	(0.38)	(6,327,632)	(0.33)
Benefit for taxes on Net Realized Capital Losses	2,959,998	0.15	—	—
Change in Unrealized Appreciation on Investments	11,472,725	0.59	12,230,246	0.63
Provision for taxes on Unrealized Appreciation of Investments	(4,684,314)	(0.24)	—	—
Net Increase (Decrease) in Net Assets Resulting From Operations	(920,306)	(0.05)	3,515,703	0.18

(1)	The basic per share figures noted above are based on a weighted-average of 19,320,100 and 19,320,100 shares outstanding for the three months ended June 30, 2014 and June 30, 2013, respectively.

Investment Income

Investment income increased from $15,723 for the three months ended June 30, 2013 to $97,033, for the three months ended June 30, 2014. The increase was primarily due to the addition of several new term loans during the quarter ended June 30, 2014.

Operating Expenses

Total operating expenses increased from $2,402,634 for the three months ended June 30, 2013 to $5,875,551, for the three months ended June 30, 2014. The increase was primarily due to increases in interest expense, incentive fees, and investment management fees. The increases in interest expense resulted from the Convertible Senior Notes and the Credit Facility. These borrowings have enabled us to increase our portfolio and continue to invest in emerging companies. Refer to “Overview” for a further discussion of our investment philosophy. The incentive fees result from the significant appreciation in our portfolio for the three months ended June 30, 2014 relative to the three months ended June 30, 2013. The increased management fees are a result of the growth of our investment portfolio for the three months ended June 30, 2014 relative to the three months ended June 30, 2013.

Net Realized Losses on Investments

Net realized losses on investments increased from $6,327,632 for the three months ended June 30, 2013 to $7,249,566, for the three months ended June 30, 2014. The increase was primarily due to the sales of our shares of Violin Memory, Inc. and Silver Spring Networks, Inc. These losses were partially offset by gains from the sales of our shares in Control4Corporation.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation of investments decreased from $12,230,246 for the three months ended June 30, 2013 to $11,472,725, for the three months ended June 30, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the three months ended June 30, 2014 by Portfolio Company.

	June 30, 2014 (Unaudited)			March 31, 2014 (Unaudited)			Change in Unrealized Appreciation (Depreciation)
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$32,991,111	$77,867,582	$44,876,471	$32,991,111	$80,717,912	$47,726,801	$(2,850,330)
Palantir Technologies, Inc.	21,060,447	41,233,482	20,173,035	21,060,448	42,447,871	21,387,423	(1,214,388)
Dropbox, Inc.	13,656,486	28,156,997	14,500,511	13,656,486	25,068,483	11,411,997	3,088,514
2U, Inc. (f/k/a 2tor, Inc.)	10,032,117	19,293,387	9,261,270	10,031,837	14,856,213	4,824,376	4,436,894
ZocDoc Inc.	5,298,056	7,796,650	2,498,594	5,298,056	5,649,417	351,361	2,147,233
Avenues Global Holdings, LLC	10,151,854	11,258,690	1,106,836	10,151,854	10,220,061	68,207	1,038,629
Silver Spring Networks, Inc.	—	—	—	5,145,271	1,773,247	(3,372,024)	3,372,024
Violin Memory, Inc.	—	—	—	14,820,178	4,989,992	(9,830,186)	9,830,186
Control4 Corporation	—	—	—	5,257,705	12,282,478	7,024,773	(7,024,773)
Totus Solutions, Inc.	6,100,283	1,094,403	(5,005,880)	6,023,973	3,627,332	(2,396,641)	(2,609,239)
Other(1)	272,756,525	269,439,233	(3,317,292)	260,055,782	255,480,515	(4,575,267)	1,257,975
Totals	$372,046,879	$456,140,424	$84,093,545	$384,492,701	$457,113,521	$72,620,820	$11,472,725

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the three months ended June 30, 2014.

Net Increase (Decrease) in Net Assets

Net increase (decrease) in net assets resulting from operations was $(920,306), and $3,515,703, respectively, for the three months ended June 30, 2014 and June 30, 2013. The decrease was the result of increased operating expenses, and the provision for taxes on unrealized appreciation of investments. These items were partially offset by the benefit for taxes on net investment loss and the benefit for taxes on net realized capital losses.

Comparison of the six months ended June 30, 2014 and June 30, 2013

	June 30, 2014 (Unaudited)		June 30, 2013 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$137,848	0.01	$20,258	0.00
Interest Income	109,186	0.01	—	—
Dividend income	28,662	0.00	20,258	0.00
Total Operating Expenses	10,724,094	0.56	4,974,894	0.26
Investment management fees	3,689,859	0.19	2,529,977	0.13
Incentive Fees	1,814,285	0.09	—	—
Costs incurred under our administration agreement	1,838,233	0.10	1,597,869	0.08
Directors’ fees	130,000	0.01	130,250	0.01
Professional fees	859,094	0.04	457,864	0.02
Interest Expense	2,713,696	0.14	—	—
Insurance Expense	120,039	0.01	117,075	0.01
Investor Relations Expense	158,296	0.01	116,505	0.01
Other expenses	40,592	0.00	25,354	0.00
Gain on fair value adjustment for embedded derivative	(640,000)	(0.03)	—	—
Benefit for taxes on net investment loss	4,372,283	0.23	—	—
Net Investment Loss	(6,213,963)	(0.32)	(4,954,636)	(0.26)
Realized Gain (Loss) on Investments	682,179	0.04	(9,674,524)	(0.50)
Provision for taxes on Net Realized Capital Gains	(278,533)	(0.01)	—	—
Change in Unrealized Appreciation on Investments	8,399,046	0.43	10,653,608	0.55
Provision for taxes on Unrealized Appreciation of investments	(3,429,331)	(0.18)	—	—
Net Increase (Decrease) in Net Assets Resulting From Operations	(840,602)	(0.04)	(3,975,552)	(0.21)

(1)	The basic per share figures noted above are based on a weighted-average of 19,320,100 and 19,320,100 shares outstanding for the six months ended June 30, 2014 and June 30, 2013, respectively.

Investment Income

Investment income increased from $20,258 for the six months ended June 30, 2013 to $137,848, for the six months ended June 30, 2014. The increase was primarily due to the addition of several new term loans during the six months ended June 30, 2014.

Operating Expenses

Total operating expenses increased from $4,974,894 for the six months ended June 30, 2013 to $10,724,094, for the six months ended June 30, 2014. The increase was primarily due to increases in interest expense, incentive fees, and investment management fees. The increases in interest expense resulted from the

Convertible Senior Notes and the Credit Facility. These borrowings have enabled us to increase our portfolio and continue to invest in emerging companies. Refer to “Overview” for a further discussion of our investment philosophy. The incentive fees result from the appreciation in our portfolio for the six months ended June 30, 2014 relative to the six months ended June 30, 2013. The increased management fees are a result of the growth in our total assets, which primarily results from the growth of our investment portfolio for the six months ended June 30, 2014 relative to the six months ended June 30, 2013.

Net Realized Gains and (Losses) on Investments

For the six months ended June 30, 2014, we had $682,179 of realized capital gains, which represents a significant increase from the six months ended June 30, 2013, during which we incurred $9,674,524 of realized capital losses. The increase was primarily due to gains from the sales of our shares of Control4 Corporation and Facebook, Inc., which were offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation of investments decreased from $10,653,608 for the six months ended June 30, 2013 to $8,399,046, for the six months ended June 30, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio company for the six months ended June 30, 2014 by Portfolio Company.

	June 30, 2014 (Unaudited)			December 31, 2013			Change in Unrealized Appreciation (Depreciation)
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$32,991,111	$77,867,582	$44,876,471	$32,991,111	$102,822,460	$69,831,349	$(24,954,878)
Palantir Technologies, Inc.	21,060,447	41,233,482	20,173,035	21,060,447	33,838,830	12,778,383	7,394,652
Dropbox, Inc.	13,656,486	28,156,997	14,500,511	13,656,486	15,855,197	2,198,711	12,301,800
2U, Inc. (f/k/a 2tor, Inc.)	10,032,117	19,293,387	9,261,270	10,031,318	11,310,709	1,279,391	7,981,879
SugarCRM, Inc.	8,299,914	11,097,728	2,797,814	8,299,794	9,379,673	1,079,879	1,717,935
ZocDoc Inc.	5,298,056	7,796,650	2,498,594	5,298,056	6,123,024	824,968	1,673,626
Avenues Global Holdings, LLC	10,151,854	11,258,690	1,106,836	10,150,484	10,014,270	(136,214)	1,243,050
Facebook, Inc.	—	—	—	5,236,147	9,563,750	4,327,603	(4,327,603)
Silver Spring Networks, Inc.	—	—	—	5,145,271	2,142,588	(3,002,683)	3,002,683
Violin Memory, Inc.	—	—	—	14,819,618	4,204,068	(10,615,550)	10,615,550
Control4 Corporation	—	—	—	7,010,762	13,300,129	6,289,367	(6,289,367)
Totus Solutions, Inc.	6,100,283	1,094,403	(5,005,880)	6,023,973	3,750,839	(2,273,134)	(2,732,746)
Other(1)	264,456,611	258,341,505	(6,115,106)	150,830,887	143,943,316	(6,887,571)	772,465
Totals	$372,046,879	$456,140,424	$84,093,545	$290,554,354	$366,248,853	$75,694,499	$8,399,046

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the six months ended June 30, 2014.

Net Decrease in Net Assets

Net decrease in net assets resulting from operations was 840,602, and $3,975,552, respectively, for the six months ended June 30, 2014 and June 30, 2013. This was the result of increased realized capital gains, the benefit for taxes on net investment loss, offset by increased operating expenses, a decrease change in unrealized appreciation of investments and the provision for taxes on unrealized appreciation of investments.

Liquidity and Capital Resources

At June 30, 2014, we had portfolio company investments with costs totaling $282,964,208; U.S. Treasury Strips of $9,082,226, unrestricted cash of $4,194,280, and restricted cash of $22,139. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

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

As of June 30, 2014, we had $15,141,333 in borrowings outstanding under the Credit Facility.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of June 30, 2014, except for amounts retained for purposes of funding our ongoing expenses. For the six months ended June 30, 2014, cash used in operating activities, consisting primarily of investment activity, was approximately $18.1 million.

Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions and Certain Relationships”. We incurred $844,633 and $1,814,285 in accrued incentive fees, $1,933,663 and $3,689,859 in investment management fees and $929,701 and $1,838,233 in costs incurred under the administration agreement for three and six months ended June 30, 2014, respectively. We incurred approximately $1,246,378 and $2,529,977 in investment management fees and $709,885 and $1,597,869 in costs incurred under the administration agreement for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, the fair value of our level 1 portfolio investments, which are not subject to lock-up, was $86,194,438.

As of June 30, 2014, the fair value of our portfolio investments was $367.0 million. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$72.0	72.0
Convertible Senior Notes	$69.0	$—	$—	$69.0	$—
Credit Facility(2)(3)	18.0	—	18.0	—	—
Total	$159.0	$72.0	$18.0	$69.0	$—

(1)	Payable for securities purchased relates to the purchase of the United States Treasury Bill on margin that settled on June 30, 2014. The payable was subsequently repaid on July 3, 2014 when the United States Treasury Bill matured and the $8.0 million margin deposit which was posted as collateral was returned.
(2)	Total unused amount of the credit facility at June 30, 2014 was $2,858,667.
(3)	The weighted average interest rate incurred under the credit facility was 8.00% for the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We are currently taxable as a C corporation and subject to federal and state corporation income taxes. We may elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year if the Company is able to satisfy the requirements to be treated as a RIC. However, if we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. Although we have filed an application with the SEC for this certification, there can be no assurance that we will receive it. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to obtain this certification. We intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. See “Material U.S. Federal Income Tax Considerations.” There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association, (the “trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company placed $10,845,236 of government securities in an escrow account with the Trustee. As of June 30, 2014, 1 US Treasury Strip with a cost of $1,790,785 matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. These government securities are shown on the consolidated schedule of investments.

As of June 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Share Repurchase Program

GSV Capital’s Board of Directors has authorized a share repurchase program of GSVC stock of up to $10 million over the next 12 months. Under the repurchase program, the Company may repurchase its outstanding common stock in the open market provided that the Company complies with the prohibitions under its Insider Trading policies and procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934.

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

GSV Asset Management earned $1,933,663 and $3,689,859 in base management fees and $0 in incentive fees for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, respectively, we accrued incentive fees of $844,633, and $1,814,285, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

GSV Asset Management earned $1,246,378 and $2,529,977 in base management fees and $0 in incentive fees for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, respectively, we accrued incentive fees of $0, and $0, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of June 30, 2014, we were owed $35,406 from GSV Capital Service Company, LLC, for the prepayment of overhead expenses as well as California Franchise Board fees. In addition as of June 30, 2014,

we owed GSV Asset Management $9,647, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

As of December 31, 2013, we were owed $3,039 from GSV Capital Service Company, LLC for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $563,978, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $929,701 and $1,838,233 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2014, respectively. There were $709,885 and $1,597,869 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2013, respectively.

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

Beginning with its 2013 taxable year, the Company may elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company is able to satisfy the requirements under subchapter M of the Code. If we are not certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for our 2013 taxable year, we will not be eligible to elect to be treated as a RIC for our 2013 taxable year. Although we have filed an application with the SEC for this certification, there can be no assurance that we will receive it, or that we will otherwise qualify as a RIC for our 2013 taxable year. If we are unable to qualify as a RIC, we will continue to be taxed as a C corporation under the Code for our 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to obtain this certification. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries of the RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements. At the present time, the Company cannot assure you that it will be eligible to elect to be taxed as a RIC for its 2013 taxable year. If it is not treated as a RIC for 2013, the Company will be taxed as a C corporation under the Code for the 2013 taxable year. Until such time as it qualifies and elects to be taxed as a RIC, the Company will provide for income taxes, if any, as a C Corp. The Company intends to elect to be taxed as a RIC for its 2014 taxable year, if management determines that it is in the Company’s best interests to do so.

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

Recent Developments

From June 30, 2014 through August 11, 2014, the Company did not sell any investments. From June 30, 2014 through August 11, 2014, the Company closed on investments for $4,025,995 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
StormWind, LLC	Interactive Learning	3-Jul-14	$999,997
NestGSV, Inc	Incubator	8-Jul-14	1,000
Solexel, Inc.	Solar Power	11-Jul-14	2,999,999
Earlyshares.com	Equity Crowd Funding	18-Jul-14	24,999
Total Gross Payments			$4,025,995

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From June 30, 2014 through August 11, 2014, the Company has not made any such escrow deposits.

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

Item 4. Controls and Procedures

As of June 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*
3.2	Articles of Amendment**
3.3	Bylaws*
4.1	Form of Common Stock Certificate*
10.1	Form of Dividend Reinvestment Plan*
10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC ***
10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC ***
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association*
10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. 53 TABLE OF CONTENTS
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on January 17, 2014.
**	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on April 10, 2014.
***	Previously filed in connection with Annual Report for the fiscal year ended December 31, 2013 on Form 10-K (File No. 814-00852), filed on September 31, 2013.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: August 11, 2014	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: August 11, 2014	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)