Form 10-Q
period 2014-09-30
GSV Capital Corp.
filed 2014-11-10
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 10, 2014 was 19,320,100.

GSV CAPITAL CORP.

i

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Investments at fair value:
Investments in controlled securities (cost of $13,153,112 and $0, respectively)	$14,333,474	$—
Investments in affiliated securities (cost of $73,333,331 and $64,912,527, respectively)	61,962,467	62,740,162
Investments in non-controlled/non-affiliated securities (cost of $194,419,794 and $214,796,591, respectively)	289,950,095	292,643,491
Investments owned and pledged (cost of $7,277,896 and $10,845,236, respectively)	7,293,864	10,865,200
Investments in United States Treasury Bill (cost of $100,001,483 and $0, respectively)	99,999,944	—
Total Investments (cost of $388,185,616 and $290,554,354, respectively)	473,539,844	366,248,853
Cash	6,517,389	7,219,203
Restricted cash	48,889	22,264
Due from GSV Capital Service Company, LLC(1)	18,834	3,039
Due from Portfolio companies	107,874	153,178
Interest receivable	12,584	7,304
Prepaid expenses	242,194	49,739
Coupon interest receivable	896	11,141
Dividend receivable	—	13,233
Deferred credit facility fees	141,586	288,249
Deferred debt issuance costs	2,841,316	3,378,121
Deferred offering costs	—	184,710
Other assets	333,820	368,524
Total Assets	483,805,226	377,947,558
LIABILITIES
Due to GSV Asset Management(1)	48,898	563,978
Accounts payable	101,747	382,165
Accrued incentive fees	16,022,137	10,523,552
Accrued interest payable	235,255	1,056,563
Accrued expenses	155	—
Payable for securities purchased	94,001,484	—
Net deferred tax liability	11,809,330	8,320,561
Line of Credit	—	—
Convertible senior notes embedded derivative liability	12,000	799,000
Convertible senior notes payable 5.25% due September 15, 2018	68,429,665	68,335,295
Total Liabilities	190,660,671	89,981,114
Commitments and contingencies (Note 6)
Net Assets	$293,144,555	$287,966,444
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(30,287,651)	(19,192,401)
Accumulated net realized loss on investments	(3,102,606)	(13,660,306)
Accumulated net unrealized appreciation on investments	50,504,097	44,788,436
Net Assets	$293,144,555	$287,966,444
Net Asset Value Per Share	$15.17	$14.91

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income from controlled securities	$4,083	$—	$9,816	$—
Interest income from affiliated securities	9,294	—	112,747	—
Interest income from non-controlled/non-affiliated securities	8,594	2,256	36,369	2,256
Dividend income from affiliated securities	—	388	—	13,008
Dividend income from non-controlled/non-affiliated securities	—	—	887	7,638
Total Investment Income	21,971	2,644	159,819	22,902
OPERATING EXPENSES
Investment management fees	1,949,705	1,298,858	5,639,564	3,828,835
Accrued incentive fees	3,684,300	—	5,498,585	—
Costs incurred under administration agreement	718,896	678,283	2,557,129	2,276,152
Directors’ fees	65,000	65,000	195,000	195,250
Professional fees	442,683	198,932	1,301,777	656,796
Interest and credit facility expense	1,442,063	191,188	4,155,759	191,188
Insurance expense	61,800	62,732	181,839	179,807
Investor relations expense	35,816	54,760	194,112	171,265
Other expenses	18,306	45,680	58,898	71,034
Loss (Gain) on fair value adjustment for embedded derivative	(147,000)	421,000	(787,000)	421,000
Total Operating Expenses	8,271,569	3,016,433	18,995,663	7,991,327
Benefit for taxes on net investment loss	3,368,311	—	7,740,594	—
Net Investment Loss	(4,881,287)	(3,013,789)	(11,095,250)	(7,968,425)
Net Realized Gain (Loss) on Investments	17,160,816	(162,569)	17,842,995	(9,837,093)
Provision for taxes on Net Realized Capital Gains	(7,006,762)	—	(7,285,295)	—
Net Change in Unrealized Appreciation on Investments	1,260,683	8,892,104	9,659,729	19,545,712
Provision for taxes on Unrealized Appreciation of Investments	(514,737)	—	(3,944,068)	—
Net Increase in Net Assets Resulting from Operations	$6,018,713	$5,715,746	$5,178,111	$1,740,194
Net Increase in Net Assets Resulting from Operations per Common Share
Basic	$0.31	$0.29	$0.27	$0.09
Diluted	$0.30	$0.29	$0.27	$0.09
Weighted Average Common Shares Outstanding
Basic	19,320,100	19,320,100	19,320,100	19,320,100
Diluted	23,564,228	19,320,100	19,320,100	19,320,100

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Increase in Net Assets Resulting From Operations
Net Investment Loss	$(11,095,250)	$(7,968,425)
Net Realized Gain (Loss) on Investments	17,842,995	(9,837,093)
Provision for taxes on Net Realized Capital Gains	(7,285,295)	—
Net Change in Unrealized Appreciation on Investments	9,659,729	19,545,712
Provision for taxes on Unrealized Appreciation of Investments	(3,944,068)	—
Net Increase in Net Assets Resulting From Operations	5,178,111	1,740,194
Total Increase in Net Assets	5,178,111	1,740,194
Net Assets at Beginning of Period	287,966,444	252,582,801
Net Assets at End of Period	$293,144,555	$254,322,995
Capital Share Activity
Shares Issued	—	—
Shares Outstanding at Beginning of Period	19,320,100	19,320,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$5,178,111	$1,740,194
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(17,842,995)	9,837,093
Net change in unrealized appreciation on investments	(9,659,729)	(19,545,712)
(Gain) loss on fair value adjustment for embedded derivative	(787,000)	421,000
Net deferred tax liability	3,488,769	—
Amortization of deferred credit facility fees	146,663	—
Amortization of deferred debt issuance costs	631,175	28,371
Amortization of fixed income security premiums and discounts	(41,426)	—
Write-off of deferred offering costs	277,977	—
Purchases of investments in:
Portfolio investments	(45,852,034)	(24,736,663)
Money market funds	—	(28,000,000)
United States treasury bill	(260,002,734)	(10,845,236)
Proceeds from sales or redemption of investments in:
Portfolio investments	62,502,968	6,858,921
Money market funds	—	16,000,000
United States treasury strips	3,603,708	—
United States treasury bill	160,001,251	—
Change in operating assets and liabilities:
Due from GSV Capital Service Company, LLC(1)	(15,795)	(9,344)
Due from portfolio companies	45,304	106,818
Interest receivable	(5,280)	(2,256)
Prepaid expenses	(192,455)	(294,371)
Coupon interest receivable	10,245	—
Dividend receivable	13,233	(11,464)
Other assets	34,704	23,538
Due to GSV Asset Management(1)	(515,080)	(17,391)
Payable for securities purchased	94,001,484	—
Accounts payable	(280,418)	64,508
Accrued offering costs	—	253,100
Accrued credit facility fees	—	3,078
Accrued incentive fees	5,498,585	—
Accrued interest payable	(821,308)	191,188
Accrued expenses	155	(255,725)
Net Cash Used in Operating Activities	(581,922)	(48,190,353)
Cash Flows from Financing Activities
Borrowings under credit facility	18,000,000	—
Repayments under credit facility	(18,000,000)	—
Deferred credit facility fees	—	(58,998)
Deferred debt issuance costs	—	(3,237,833)
Deferred offering costs	(93,267)	(365,873)
Change in restricted cash	(26,625)	(22,264)
Gross proceeds from convertible senior notes issued	—	69,000,000
Net Cash Provided by (Used In) Financing Activities	(119,892)	65,315,032
Total Increase (Decrease) in Cash Balance	(701,814)	17,124,679
Cash Balance at Beginning of Period	7,219,203	11,318,525
Cash Balance at End of Period	$6,517,389	$28,443,204
Non-Cash Operating Items
Transactions in Investments in Portfolio Companies
Convertible notes converted to preferred shares	$3,064,135	$—
Term loan converted to preferred shares	$503,851	$—
Preferred shares converted to common shares	$1,273,125	$1,999,997
Common shares converted to preferred shares	$2,006,077	$12,481,883
Common membership interest converted to preferred shares	$500,000	$—
Non-Cash Financing Items
Fair value of make-whole derivative resulting from issuance of convertible debt	$—	$700,000

(1)	This balance is a related party transaction. Refer to Note 2 Related Party Arrangements.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.**
Common shares	San Francisco, CA Social Communication	1,600,600	$27,551,563	$82,558,948	28.16%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	6,825,690	19,186,552	37,541,295	12.81%
Preferred shares, Series G		326,797	1,008,968	2,003,266	0.68%
Total			20,195,520	39,544,561	13.49%
Dropbox, Inc.
Common shares	San Francisco, CA Online Storage	760,000	8,641,153	15,304,500	5.22%
Preferred shares, Series A-1		552,486	5,015,333	11,125,687	3.80%
Total			13,656,486	26,430,187	9.02%
2U, Inc. (f/k/a 2tor, Inc.)(9)**
Common shares	Landover, MD Online Education	1,319,233	10,032,117	18,508,839	6.31%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,443	14,513,002	4.95%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,300,158	11,598,649	11,580,845	3.95%
Preferred shares, Series D		1,613,413	2,419,151	2,419,151	0.83%
Total			14,017,800	13,999,996	4.78%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship	1,899,799	6,799,392	10,024,532	3.42%
Preferred shares, Series E	Manager	373,134	1,500,522	2,099,875	0.72%
Total			8,299,914	12,124,407	4.14%
Avenues Global Holdings, LLC(3)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	11,239,445	3.83%
Declara, Inc.(1)
Preferred shares, Series A	Palo Alto, CA Social Cognitive Learning	5,358,195	9,999,999	10,138,355	3.46%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	3,914,535	10,000,401	10,000,000	3.41%
JAMF Holdings, Inc.

Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	9,999,906	3.41%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	9,997,234	3.41%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
September 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
StormWind, LLC(2)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning	3,279,629	$2,019,687	$4,102,129	1.40%
Preferred shares, Series C		2,779,134	4,000,787	3,966,353	1.35%
Preferred shares, Series A		366,666	110,000	269,001	0.09%
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		568,753	—	28,438	0.01%
Total			6,130,474	8,365,921	2.85%
Chegg, Inc.**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	7,380,622	2.52%
General Assembly Space, Inc.
Common shares	New York, NY Online Education	133,213	2,999,983	3,118,666	1.06%
Preferred shares, Series C		126,552	2,999,978	2,999,970	1.02%
Total			5,999,961	6,118,636	2.08%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	5,399,857	1.84%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	5,003,631	5,044,702	1.72%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,450	1.71%
Course Hero Inc.
Preferred shares, Series A	Redwood City, CA Online Education	2,145,509	5,000,001	5,000,001	1.71%
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	3,193,444	1,625,001	0.55%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.06%
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020		186,170	67,021	33,394	0.01%
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018		82,418	9,799	—	—%
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018		412,088	50,970	—	—%
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019		192,308	23,244	—	—%
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020		714,286	85,779	—	—%
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018		82,418	9,901	—	—%
Total			6,396,180	4,770,109	1.62%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
September 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	$3,000,000	$3,000,000	1.02%
Common shares		229	1,577,097	1,500,000	0.51%
Total			4,577,097	4,500,000	1.53%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,335,671	4,333,331	1.48%
Gilt Groupe, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	4,329,440	1.48%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	3,055,202	1.04%
Preferred shares, Series C		301,369	1,100,912	1,160,330	0.40%
Total			3,164,268	4,215,532	1.44%
TrueCar, Inc.(10)**
Common shares	Santa Monica, CA Online Marketplace	251,572	2,015,023	4,064,146	1.39%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,319,014	0.79%
Preferred shares, Series E		1,731,501	1,503,670	1,696,871	0.58%
Total			3,509,615	4,015,885	1.37%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,982	3,991,808	1.36%
NestGSV, Inc.(2)
Preferred shares, Series C	Redwood City, CA Incubator	1,561,625	2,005,730	2,070,867	0.71%
Preferred shares, Series A		1,000,000	1,021,778	806,000	0.27%
Preferred shares, Series B		450,000	605,500	443,700	0.15%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	52,500	0.02%
Common shares		200,000	1,000	1,000	0.00%
Convertible Promissory Note		$500,000	500,000	504,083	0.17%
Total			4,134,008	3,878,150	1.32%
Ozy Media, Inc.(1)
Preferred shares, Series A	Mountain View, CA Daily News and Information Site	1,090,909	3,000,200	3,000,000	1.02%
Preferred shares, Series Seed		500,000	500,000	865,000	0.30%
Total			3,500,200	3,865,000	1.32%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,097,422	1.06%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
September 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	San Francisco, CA Corporate Education	615,763	$2,006,077	$2,298,847	0.78%
Convertible preferred shares, Series D		169,033	778,607	718,022	0.25%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	11,832	0.00%
Total			2,784,684	3,028,701	1.03%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,615,910	0.55%
Preferred shares, Series A		3,579,610	758,017	807,955	0.28%
Total			2,260,379	2,423,865	0.83%
SharesPost, Inc.(6)(11)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,717	2,243,268	0.77%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	161,896	0.06%
Total			2,282,845	2,405,164	0.83%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.68%
Preferred shares, Series B		49,505	217,206	248,119	0.08%
Total			2,217,653	2,248,117	0.76%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Series A	New York, NY Sports Analytics	1,462,269	1,495,899	1,705,006	0.58%
Term Loan, 12%, 09/30/15***		$272,500	283,901	280,000	0.10%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	175,000	0.06%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	67,539	0.02%
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021		38,594	—	13,508	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	0.00%
Total			1,811,154	2,241,053	0.76%
AliphCom, Inc. (d/b/a Jawbone)
Common shares	San Francisco, CA Smart Device Company	150,000	793,152	1,387,500	0.47%
AlwaysOn, Inc.(2)
Preferred shares, Series A-1	Woodside, CA Social Media	4,465,925	876,023	870,279	0.30%
Preferred shares, Series A		1,066,626	1,027,391	207,854	0.07%
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014		1,313,508	—	26,270	0.01%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	—%
Total			1,903,414	1,104,403	0.38%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
September 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	$1,001,650	$1,000,000	0.34%
GSV Sustainability Partners(2)
Preferred shares, Class A	Woodside, CA Clean Technology	1,950,000	975,216	975,000	0.34%
Common shares		100,000	10,000	10,000	0.00%
Total			985,216	985,000	0.34%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	516,526	0.18%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,801	505,020	0.17%
Cricket Media (fka ePals Inc.)**(1)(8)
Common shares	Herndon, VA Online Education	1,333,333	2,448,276	433,847	0.15%
Totus Solutions, Inc.(1)
Preferred shares, Series B	Carrollton, TX LED Lighting	11,111,110	1,000,000	292,070	0.10%
Convertible Promissory Note 6%, Expiration Date, 4/01/2016		$76,110	76,110	77,219	0.03%
Preferred shares, Series A		8,692,652	2,183,822	—	—%
Common Shares		11,307,348	2,840,591	—	—%
Total			6,100,523	369,289	0.13%
New Zoom, Inc
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	293,491	0.10%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	250,981	0.09%
Earlyshares.com
Preferred shares, Series A	Miami, FL Equity Crowd Funding	165,715	260,878	249,998	0.09%
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	217,865	0.07%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	159,324	0.05%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	—	—%
Preferred shares, Series A-2		347,666	451,236	—	—%
Total			2,882,186	—	—%
Total Portfolio Investments			280,906,237	366,246,036	124.94%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
September 30, 2014
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
U.S. Treasury
U.S. Treasury Bill, 0%, due 7/3/2014		$100,000,000	$100,001,483	$99,999,944	34.12%
U.S. Treasury Strips(11)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,825,247	1,830,972	0.62%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,820,471	1,826,187	0.62%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,817,608	1,821,032	0.62%
United States Treasury Strip Coupon, 0.00% due 02/15/2015		$1,816,000	1,814,570	1,815,673	0.62%
Total			7,277,896	7,293,864	2.48%
Total Investments			$388,185,616	$473,539,844	161.54%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (fka ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (fka ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At September 30, 2014, GSV Capital Corp. valued Cricket Media (fka ePals Inc.), based on its September 30, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (fka ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
September 30, 2014
(Unaudited)

(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expired on September 24, 2014. At September 30, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its September 30, 2014 closing price less 10.0%. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S. securities law. As such, the Company has applied a 10.0% discount to reflect the aforementioned trading restrictions.
(10)	On May 15, 2014, TrueCar, Inc. priced its initial public offering, selling 7,775,000 shares at a price of $14 per share. GSV Capital Corp.’s shares in TrueCar, Inc. are subject to a lock-up agreement which expires on November 11, 2014. At September 30, 2014, GSV Capital Corp. valued TrueCar, Inc., based on its September 30, 2014 closing price, adjusted for a discount due to lack of marketability of 10.0%.
(11)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. As of September 30, 2014, 2 of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At September 30, 2014, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $7,277,896.

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.(11)**
Common shares	San Francisco, CA Social Communication	1,900,600	$32,991,111	$102,822,460	35.71%
Palantir Technologies, Inc.

Common shares, Class A	Palo Alto, CA Cyber Security	7,145,690	20,051,479	32,119,877	11.15%
Preferred shares, Series G		326,797	1,008,968	1,718,953	0.60%
Total			21,060,447	33,838,830	11.75%
Dropbox, Inc.
Common share	San Francisco, CA Online Storage	760,000	8,641,153	9,181,012	3.19%
Preferred shares, Series A-1		552,486	5,015,333	6,674,185	2.32%
Total			13,656,486	15,855,197	5.51%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,443	14,519,443	5.04%
Control4 Corporation(8)**
Common shares	Salt Lake City, UT Home Automation	782,789	7,010,762	13,300,129	4.62%
2U, Inc. (f/k/a 2tor, Inc.)
Common shares	Landover, MD Online Education	1,151,802	8,758,193	9,875,206	3.43%
Preferred shares, Series A		167,431	1,273,125	1,435,503	0.50%
Total			10,031,318	11,310,709	3.93%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,034,324	11,017,561	11,286,628	3.92%
Avenues Global Holdings, LLC(2)
Preferred shares, Junior Preferred Stock	New York, NY Globally Focused Private School	10,014,270	10,150,484	10,014,270	3.48%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	10,000,003	3.47%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	3,914,535	10,000,001	10,000,000	3.47%
Facebook, Inc.**
Common Shares, Class A	Menlo Park, CA Social Networking	175,000	5,236,147	9,563,750	3.32%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,899,799	6,799,272	7,219,236	2.51%
Preferred shares, Series E		373,134	1,500,522	2,160,437	0.75%
Total			8,299,794	9,379,673	3.26%

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

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)
Preferred shares, Series A	Mountain View, CA Daily News and Information Site	1,090,909	$3,000,000	$3,000,000	1.04%
Preferred shares, Series Seed		500,000	500,000	865,000	0.30%
Total			3,500,000	3,865,000	1.34%
Totus Solutions, Inc.(1)
Common shares	Carrollton, TX LED Lighting	11,307,348	2,840,391	576,675	0.20%
Preferred shares, Series A		8,692,652	2,183,582	2,173,163	0.75%
Preferred shares, Series B		11.111,110	1,000,000	1,001,001	0.35%
Total			6,023,973	3,750,839	1.30%
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	3,193,444	3,114,120	1.08%
Term Loan, 10%, 3/31/14***		$250,000	262,612	250,000	0.09%
Term Loan, 10%, 3/31/14***		$250,000	241,239	250,000	0.09%
Common warrants, $0.91 strike price, expire 3/22/2020		186,170	67,021	126,362	0.04%
Common warrants, $0.91 strike price, expire 10/09/2018		82,418	9,901	—	—%
Common warrants, $0.91 strike price, expire 12/10/2018		82,418	9,799	—	—%
Total			3,784,016	3,740,482	1.30%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,731,264	1.30%
Learnist Inc. (f/k/a Grockit, Inc.)(1)(11)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,073,472	0.72%
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.52%
Total			3,509,615	3,573,471	1.24%
CUX, Inc. (d/b/a CorpU)(1)
Common Stock	San Francisco, CA Corporate Education	615,763	2,006,077	2,229,678	0.77%
Convertible preferred shares, Series D		169,033	778,607	697,041	0.24%
Preferred warrants, $4.59 strike price, expire 02/25/2018		16,903	—	—	—%
Total			2,784,684	2,926,719	1.01%
SharesPost, Inc.(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,232,283	0.78%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	115,640	0.04%
Total			2,282,844	2,347,923	0.82%
TrueCar, Inc.
Common shares	Santa Monica, CA Online Marketplace	377,358	2,014,863	2,299,997	0.80%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	$1,502,362	$1,503,436	0.52%
Preferred shares, Series A		3,579,610	758,017	751,718	0.26%
Total			2,260,379	2,255,154	0.78%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.69%
Preferred shares, Series B		49,505	217,206	249,505	0.09%
Total			2,217,653	2,249,503	0.78%
Silver Spring Networks, Inc.**
Common shares	Redwood City, CA Smart Grid	102,028	5,145,271	2,142,588	0.74%
NestGSV, Inc.(1)
Preferred shares, Series A	Redwood City, CA Incubator	1,000,000	1,021,778	1,188,137	0.41%
Preferred shares, Series B		450,000	605,500	594,068	0.21%
Total			1,627,278	1,782,205	0.62%
ePals Inc.**(1)(10)
Common shares	Herndon, VA Online Education	33,333,333	2,444,759	1,666,667	0.58%
Common warrants, 0.075 CAD strike price, expire 4/30/2014		11,111,111	—	33,333	0.01%
Total			2,444,759	1,700,000	0.59%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Class A1	New York, NY Sports Analytics	1,033,452	989,058	1,168,847	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	150,000	0.05%
Term Loan, 12%, 09/30/15***		$250,000	261,030	250,000	0.09%
Preferred warrants, $1.166 strike price, expire 09/30/2020		160,806	—	64,322	0.02%
Total			1,281,442	1,633,169	0.57%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	1,211,393	0.42%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,046,830	0.36%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	857,302	0.30%
SinoLending Ltd.**
Preferred shares, Class A	Shanghai, China Chinese P2P Lending	6,414,368	503,235	577,293	0.20%
Preferred shares, Class B		2,333,108	250,491	247,163	0.09%
Total			753,726	824,456	0.29%

See notes to the Consolidated Financial Statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AlwaysOn, Inc.(1)
Preferred shares, Series A-1	Woodside, CA Social Media	3,152,417	$624,783	$600,000	0.21%
Preferred shares, Series A		1,066,626	1,027,391	203,011	0.07%
Total			1,652,174	803,011	0.28%
AliphCom, Inc. (d/b/a Jawbone)
Common Stock	San Francisco, CA Smart Device Company	150,000	793,152	782,189	0.27%
NestGSV Silicon Valley, LLC(1)(4)
Common membership interest	Redwood City, CA Incubator	$500,000	500,000	557,084	0.19%
New Zoom, Inc
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	308,660	0.11%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	264,941	0.09%
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	229,234	0.08%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	—%
Total			1,512,392	229,234	0.08%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	184,077	0.06%
Total Portfolio Investments			279,709,118	355,383,653	123.41%
United States Treasury Strip 02/15/2014		$1,791,000	$1,790,785	$1,790,839	0.62%
United States Treasury Strip 02/15/2015		$1,816,000	1,810,625	1,811,987	0.63%
United States Treasury Strip 02/15/2016		$1,834,000	1,810,323	1,816,540	0.63%
United States Treasury Strip 08/15/2014		$1,813,000	1,811,187	1,812,094	0.63%
United States Treasury Strip 08/15/2015		$1,823,000	1,811,205	1,813,411	0.63%
United States Treasury Strip 08/15/2016		$1,851,000	1,811,111	1,820,329	0.63%
Total			10,845,236	10,865,200	3.77%
Total Investments			$290,554,354	$366,248,853	127.18%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.

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
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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

Valuation of Other Financial Instruments

The carrying amounts of our other, non-investment, financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature. The embedded derivative liability is carried at fair value.

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

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Consolidated Schedules of Investments as of September 30, 2014 and December 31, 2013, respectively, for details regarding the nature and composition of the Company’s portfolio.

Cash

The Company places its cash with U.S. Bank, N.A. First Republic Bank, N.A., and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Restricted Cash

Restricted Cash consists of excess funds remaining in escrow from the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. See Note 9 for further detail. Restricted cash also includes a $25,000 deposit for the Company’s fidelity bond. As of September 30, 2014, and December 31, 2013, respectively, the Company had Restricted Cash of $48,889 and $22,264 which is included on the Consolidated Statements of Assets and Liabilities.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales:  Gains or losses on the sale of investments are determined using the specific identification method.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Interest:  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

Dividends:  Dividend income is recognized on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At September 30, 2014, and December 31, 2013, the Company had no Escrow deposits.

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

In September 2014 we filed our 2013 tax return as a regulated investment company “RIC” and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. Refer to note 8 for further details.

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
September 30, 2014
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

Deferred Credit Facility Fees

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with a new $18 million credit facility (the “Credit Facility”). The Company incurred $288,249 of legal costs and other fees in connection with opening the Credit Facility. As of September 30, 2014, of the total costs of $288,249 incurred, $141,586 remains to be amortized and is included within deferred credit facility fees on the Consolidated Statements of Assets and Liabilities.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,949,705 and $5,639,564 in base management fees and $0 in incentive fees for the three and nine months ended September 30, 2014, respectively. GSV Asset Management earned $1,298,858 and $3,828,835 in base management fees and $0 in incentive fees for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, respectively, we accrued incentive fees of $3,684,300, and $5,498,585, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of September 30, 2014, we were owed $18,834 from GSV Capital Service Company, LLC, for the prepayment of overhead expenses as well as California Franchise Board fees. In addition as of September 30, 2014, we owed GSV Asset Management $48,898, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

As of December 31, 2013, we were owed $3,039 from GSV Capital Service Company, LLC for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $563,978, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $718,896 and $2,557,129 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2014, respectively. There were $678,283 and $2,276,152 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2013, respectively.

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
September 30, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2014 and December 31, 2013.

	September 30, 2014 (Unaudited)		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies:
Common Stock	$58,082,345	$82,754,840	$70,404,617	$81,410,161
Preferred Stock	165,592,843	169,113,115	126,151,898	129,925,500
Common Membership Interest	—	—	500,000	557,084
Term Loans	860,011	861,302	764,881	750,000
Warrants	301,196	570,377	217,191	489,657
Subtotal – Private Portfolio Companies	224,836,395	253,299,634	198,038,587	213,132,402
Publicly Traded Portfolio Companies:
Common Stock	56,069,842	112,946,402	81,670,531	142,251,251
Total Private and Publicly Traded Portfolio Companies:	280,906,237	366,246,036	279,709,118	355,383,653
Non-Portfolio Investments	107,279,379	107,293,808	10,845,236	10,865,200
Total Investments	$388,185,616	$473,539,844	$290,554,354	$366,248,853

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2014 and December 31, 2013 are as follows:

	As of September 30, 2014 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$82,754,840	$82,754,840
Preferred Stock	—	—	169,113,115	169,113,115
Term Loans	—	—	861,302	861,302
Warrants	—	—	570,377	570,377
Subtotal – Private Portfolio Companies	—	—	253,299,634	253,299,634

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	As of September 30, 2014 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Publicly Traded Portfolio Companies:
Common Stock	89,939,570	23,006,832	—	112,946,402
Total Private and Publicly Traded Portfolio Companies:	89,939,570	23,006,832	253,299,634	366,246,036
U.S. Treasury Bill	99,999,944	—	—	99,999,944
U.S. Treasury Strips	7,293,864	—	—	7,293,864
Total Assets at Fair Value	$197,233,378	$23,006,832	$253,299,634	$473,539,844
Liabilities:
Embedded Derivative	—	—	12,000	12,000
Total Liabilities at Fair Value	$—	$—	$12,000	$12,000

	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$81,410,161	$81,410,161
Preferred Stock	—	—	129,925,500	129,925,500
Common Membership Interest	—	—	557,084	557,084
Term Loans	—	—	750,000	750,000
Warrants	—	—	489,657	489,657
Subtotal – Private Portfolio Companies	—	—	213,132,402	213,132,402
Publicly Traded Portfolio Companies:
Common Stock	11,706,338	130,544,913	—	142,251,251
Total Private and Publicly Traded Portfolio Companies:	11,706,338	130,544,913	213,132,402	355,383,653
U.S. Treasury Strip	10,865,200	—	—	10,865,200
Total Assets at Fair Value	$22,571,538	$130,544,913	$213,132,402	$366,248,853
Liabilities:
Embedded Derivative	—	—	799,000	799,000
Total Liabilities at Fair Value	$—	$—	$799,000	$799,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the table set forth below provides quantitative information about the Company’s fair value measurements of its Level 3 assets and liabilities as of September 30, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of September 30, 2014. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$82,754,840	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.4x – 5.0x(2.9x)
			EBIT multiples	11.40x – 18.00x(8.9x)
			Discount rate	30% – 40%(35%)
Preferred stock in private companies	169,113,115	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.0x – 6.0x(3.8x)
			EBIT multiples	9.5x – 35.0x(23.7x)
			Discount rate	35% – 45%(39%)
Term Loans	861,302	Market approach	Precedent transactions	N/A
Warrants	570,377	Option pricing model	Term to expiration	0.25 – 3.00(2.11)
			Stock price	0.13 – 4.59(1.36)
			Volatility	30% – 50%(41%)
Embedded Derivative	(12,000)	Binomial Lattice Model	Strike Price	16.26
			Volatility	50%
			Annual risk rate	12.5%

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
September 30, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the nine months ended September 30, 2014 and the year ended December 31, 2013 as follows:

	Nine months ended September 30, 2014 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Term Loan	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,788,941	40,317,993	—	3,664,225	159,993	—	45,931,152
Sales of investments	(4,556,650)	(9,286,230)	—	—	(75,988)	—	(13,918,868)
Realized Gain (Loss) included in earnings	1,951,444	4,969,326	—	—	—	—	6,920,770
Exercises, conversions and assignments – In(1)	1,273,125	6,074,063	—	—	—	—	7,347,188
Exercises, conversions and assignments – Out(1)	(2,006,077)	(1,273,125)	(500,000)	(3,567,986)	—	—	(7,347,188)
Change in unrealized appreciation (depreciation) included in earnings	20,817,652	(1,614,412)	(57,084)	15,063	(3,285)	—	19,157,934
Transfers Out of Level 3	(17,923,756)	—	—	—	—	—	(17,923,756)
Fair Value as of September 30, 2014	$82,754,840	$169,113,115	$—	$861,302	$570,377	$—	$253,299,634
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2014	$15,754,143	$343,302	$—	$11,212	$39,370	$—	$16,148,027
Liabilities:
Fair Value of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	—	(787,000)	(787,000)
Fair Value as of September 30, 2014	$—	$—	$—	$—	$—	$12,000	$12,000

(1)	During the nine months ended September 30, 2014, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
2U, Inc. (f/k/a 2tor, Inc.)	Preferred shares, Series A	Common Stock
Fullbridge, Inc.	Term loan, 10%, 3/31/15	Preferred shares, Series D
CUX, Inc. (d/b/a CorpU)	Common Stock	Convertible preferred shares, Series C
NestGSV Silicon Valley, LLC	Common Membership Interest	Preferred shares, Series C

NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
Fullbridge, Inc.	Convertible Promissory Note, 10%, 2/16/15	Preferred shares, Series D

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	Year ended December 31, 2013
	Common Stock	Preferred Stock	Common Membership Interest	Term Loans	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$—	$223,062	$—	$214,432,619
Purchases of investments	8,248,157	59,273,379	—	1,242,325	19,700	—	68,783,561
Exercises, conversions and assignments – In(1)	26,442,820	(26,509,841)	—	—	67,021	—	—
Sales and settlements	—	10,091,058	—	(459,799)	—	—	9,631,259
Realized loss included in earnings	(953,811)	(27,463,851)	—	(15,488)			(28,433,150)
Exercises, conversions and assignments – Out(1)	(2,000,000)	2,000,000	—	—	—	—	—
Change in unrealized appreciation (depreciation) included in earnings	62,256,476	19,839,371	57,084	(17,038)	179,874	—	82,315,767
Transfers Out of Level 3	(125,439,156)	(8,158,498)	—	—	—	—	(133,597,654)
Fair Value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2013	$(75,011,491)	$(2,524,084)	$57,084	$(3,371)	$(179,874)	$—	$(77,661,736)
Liabilities:
Fair Value of December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Embedded derivative from issuance of convertible senior notes	—	—	—	—	—	700,000	700,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	—	99,000	99,000
Fair Value as of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000

(1)	During the year ended December 31, 2013, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
CUX, Inc. (d/b/a CorpU)	Convertible preferred shares, Series D	Common Shares
Chegg, Inc.,	Preferred shares, Series F	Common Shares
Twitter, Inc.	Preferred shares, Series A	Common Shares
Violin Memory, Inc.	Preferred shares, Series B	Common Shares
Violin Memory, Inc.	Preferred shares, Series D	Common Shares
Totus Solutions Inc.	Preferred shares, Series A	Common Shares
Totus Solutions Inc.	Preferred shares, Series B	Common Shares

The portfolio companies in which the Company invests periodically offer their shares in initial public offerings, (“IPO’s”). The Company’s shares in the portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from level 3 to level 2 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date subject to a discount for a lack of marketability, (“DLOM”). The DLOM for each portfolio company investment is based upon the market value of publicly traded put options with similar terms as the lock-up. Once the lock-up

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

expires, the Company typically transfers the investment from level 2 to level 1 and prices the investment based on the closing price on a public exchange as of the measurement date. In situations where the lock-up has expired, but other factors (such as trading restrictions) restrict the sale of the investment, the Company will continue to classify the investment as level 2 and apply a DLOM appropriate to reflect the restrictions upon sale. Refer to note 1 “Summary of Significant Accounting Policies” for further detail.

During the nine months ended September 30, 2014, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/Lock-up Expiration Date	Transfer from	September 30, 2014 Valuation Method
2U, Inc. (f/k/a 2tor, Inc.)	Lock-up Expiration	9/24/2014	Level 2 to Level 1	Exchange Traded Price, 10.0% DLOM
Twitter, Inc.	Lock-up Expiration	5/5/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Chegg, Inc.	Lock-up Expiration	5/11/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
TrueCar, Inc.	IPO	5/15/2014	Level 3 to Level 2	Exchange Traded Price, 10.0% DLOM
Control4 Corporation	Lock-up Expiration	1/29/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Violin Memory, Inc.	Lock-up Expiration	3/26/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
2U, Inc. (f/k/a 2tor, Inc.)	IPO	3/28/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM

During the year ended December 31, 2013, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/Lock-up Expiration Date	Transfer from	December 31, 2013 Valuation Method
Silver Spring Networks, Inc.	IPO	3/12/2013	Level 3 to Level 2	Exchange Traded Price, 7% DLOM
Silver Spring Networks, Inc.	Lock-up Expiration	9/8/2013	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Control4 Corporation	IPO	8/2/2013	Level 3 to Level 2	Exchange Traded Price, 4% DLOM
Violin Memory, Inc.	IPO	9/27/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM
Twitter, Inc.	IPO	11/6/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM
Chegg, Inc.	IPO	12/12/2013	Level 3 to Level 2	Exchange Traded Price, 15% DLOM

During the year ended December 31, 2013, the Company wrote-off its investments in Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc. and recorded realized losses.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings per common share – basic:
Net increase in net assets resulting from operations	$6,018,713	$5,715,746	$5,178,111	$1,740,194
Weighted average common shares outstanding – basic	19,320,100	19,320,100	19,320,100	19,320,100
Earnings per common share – basic	$0.31	$0.29	$0.27	$0.09
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	6,018,713	$5,715,746	5,178,111	1,740,194
Adjustments for interest on convertible senior notes and deferred debt issuance costs	1,138,887	—	—	—
Net increase in net assets resulting from operations, as adjusted	7,157,600	5,715,746	5,178,111	1,740,194
Weighted average common shares outstanding – basic	19,320,100	19,320,100	19,320,100	19,320,100
Adjustments for dilutive effect of convertible notes	4,244,128	—	—	—
Weighted average common shares outstanding – diluted	23,564,228	19,320,100	19,320,100	19,320,100
Earnings per common share – diluted	$0.30	$0.29	$0.27	0.09

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended September 30, 2014 (Unaudited)		Three months ended September 30, 2013 (Unaudited)
Per Share Data:
Net asset value at beginning of period	$14.86		$12.87
Net investment loss	(0.25	)(1)	(0.16	)(1)
Net realized gain (loss)	0.89	(1)	(0.01	)(1)
Provision for taxes on Net Realized Capital Gains	(0.36	)(1)	—	(1)
Net change in Unrealized Appreciation of Investments	0.06	(1)	0.46	(1)
Provision for taxes on Unrealized Appreciation of Investments	(0.03	)(1)	—	(1)
Net asset value at end of period	$15.17		$13.16
Per share market value at end of period	$10.01		$14.82
Total return based on market value	(5.30	)%(6)	88.55	%(6)
Total return based on net asset value	2.09	%(6)	2.25	%(6)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$293,144,555		$254,322,995
Average net assets	$293,430,624		$249,457,996
Annualized ratio of gross operating expenses to average net assets(8)	11.18%		4.85%
Annualized ratio of net operating expenses to average net assets(8)	11.18%		4.85%
Annualized ratio of net investment income to average net assets(8)	(6.60)%		(4.85)%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Nine months ended September 30, 2014 (Unaudited)		Nine months ended September 30, 2013 (Unaudited)
Per Share Data:
Net asset value at beginning of period	$14.91		$13.07
Net investment loss	(0.57	)(1)	(0.41	)(1)
Net realized gain (loss)	0.92	(1)	(0.51	)(1)
Provision for taxes on Net Realized Capital Gains	(0.38	)(1)	—	(1)
Net change in Unrealized Appreciation of Investments	0.49	(1)	1.01	(1)
Provision for taxes on Unrealized Appreciation of Investments	(0.20	)(1)	—	(1)
Net asset value at end of period	$15.17		$13.16
Per share market value at end of period	$10.01		$14.82
Total return based on market value	(17.20	)%(6)	75.80	%(6)
Total return based on net asset value	1.74	%(6)	0.69	%(6)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$293,144,555		$254,322,995
Average net assets	$285,484,323		$248,962,372
Annualized ratio of gross operating expenses to average net assets(8)	8.90%		4.29%
Annualized ratio of net operating expenses to average net assets(8)	8.90%		4.29%
Annualized ratio of net investment income to average net assets(8)	(5.20)%		(4.28)%

	Year ended December 31, 2013		Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Per Share Data:
Net asset value at beginning of year/period	$13.07		$12.95		$—
Issuance of common shares	—		1.91	(3)	14.67	(4)
Underwriters’ discount	—		(0.72	)(2)	(0.86	)(2)
Offering costs	—		(0.04	)(2)	(0.19	)(2)
Net investment loss	(0.46	)(1)	(0.51	)(1)	(0.37	)(2)
Net realized loss	(1.12	)(1)	(0.09	)(1)	—
Benefit for taxes on Net Realized Capital Losses	0.49		—		—
Net Change in Unrealized Appreciation (Depreciation) of Investments	4.53	(1)	(0.43	)(5)	(0.30	)(2)
Provision for taxes on Unrealized Appreciation of Investments	(1.60)		—		—
Net asset value at end of period	14.91		$13.07		$12.95
Per share market value at end of year/period	$12.09		$8.43		$13.95

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 8 — INCOME TAX

The Company and its wholly-owned subsidiaries account for income taxes as C Corporations that are subject to federal and state corporate income taxes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC.

For the three and nine months ended September 30, 2014, neither the Company nor its subsidiaries recorded a current income tax expense or benefit since they had net operating losses and capital loss carryforwards from prior years and a net operating loss for these periods. For the three and nine months ended September 30, 2013, the Company did not recognize a current income tax expense or benefit for the same reasons.

The Company and its wholly-owned subsidiaries recorded deferred income tax benefits and expenses for the three and nine months ended September 30, 2014, which consisted primarily of temporary differences related to certain expenses, net operating losses, capital losses and temporary differences arising from differences between the tax basis and financial reporting basis in underlying investments. For the three and nine months ended September 30, 2014, the Company recorded net deferred income tax provisions of $4,153,188 and $3,488,769, respectively. The Company recorded no deferred income tax expense or benefit for the three and nine months ended September 30, 2013 since it provided a full valuation allowance for deferred tax assets, which consisted primarily of net operating losses and temporary differences based on realized losses and unrealized depreciation of investments for financial statement purposes.

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

In September 2014 the Company filed its 2013 tax return as a regulated investment company “RIC” and is seeking to be granted RIC status for the 2013 taxable year, however, it will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although it filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that it will receive an SEC Certification. In the event that the Company does not receive such SEC Certification or is otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, it will be taxed as a C Corporation for the 2013 taxable year. Should it not qualify as a RIC for 2013, it intends to elect to be treated as a RIC for the 2014 taxable year, if management determines that it is in its best interests to do so. If it opts not to do so or is unable to qualify, it will continue to be taxed as a C corporation under the Code for the 2014 taxable year.

The Company believes that its status as a RIC remains uncertain. For purposes of its financial statements, it has not recognized any tax benefits as a RIC and continued to provide tax liabilities as though it were a C Corporation through the reporting period including liabilities associated with the uncertain tax position, which arose from taxable temporary differences. As a result of the 2013 tax return filing as a RIC during the three months ended September 30, 2014, the Company increased its gross unrecognized tax benefits from zero to $10,447,042, of which $9,729,761, if recognized, would affect its effective tax rate by reducing its net deferred tax liability. The Company cannot determine the likelihood that the total amount of unrecognized tax benefits will change significantly within the next 12 months, however such change, if it occurs, will be directly linked to the final determination of its RIC status for 2013.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 8 — INCOME TAX  – (continued)

The Company identified its major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities examination for the tax years 2011 – 2014 and 2010 – 2014, respectively.

The Company accrues all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2014, there were no interest or penalties incurred related to uncertain tax positions.

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

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. As of September 30, 2014, 2 of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At September 30, 2014, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $7,277,896. The excess funds of $23,889 held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities as “Restricted Cash”. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of September 30, 2014, of the total offering costs of $3,585,929 incurred, $2,841,316 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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
September 30, 2014
(Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

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

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of September 30, 2014 is $12,000 as shown on the Consolidated Statement of Assets and Liabilities. The $787,000 decrease in the estimated fair value of the embedded derivative between December 31, 2013 and September 30, 2014 represents a gain from change in the fair value of embedded derivative as shown on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

Credit Facility

The Company entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide the Company with a new $18 million Credit Facility. Under the Credit Facility, the Company is permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value.

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, the Company must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which the Company has no balance outstanding. Under the terms of the Credit Facility, we must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which we have no balance outstanding. Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance, in September 2013, of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of convertible senior notes on substantially similar terms.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein (November 10, 2014). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2014, except as disclosed below.

Investments

From September 30, 2014 through November 10, 2014, the Company did not sell any investments. A binding purchase agreement for Course Hero Inc. was signed on September 19, 2014 with a closing date of November 4, 2014. On November 4, 2014 the Company funded the investment of $5,000,001. From September 30, 2014 through November 10, 2014, the Company closed on investments of $14,724,998 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
OzyMedia, Inc.	Daily News and Information Site	3-Oct-14	$4,999,999
NestGSV, Inc.	Incubator	6-Oct-14	899,999
GSV Sustainability Partners	Clean Technology	13-Oct-14	3,875,000
Enjoy Technology, Inc.	Mobile Social	23-Oct-14	1,000,000
DogVacay, Inc.	Marketplaces	3-Nov-14	2,500,000
Learnist Inc. (f/k/a Grockit, Inc.)	Online Learning Platform	7-Nov-14	1,450,000
Total Gross Payments			$14,724,998

Line of Credit

As of November 10, 2014, our balance on the credit facility was $7.0 million.

Escrow Deposits

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From September 30, 2014 through November 10, 2014, the Company has not made any such escrow deposits.

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

Results of Operations

Comparison of the three months ended September 30, 2014 and September 30, 2013

	September 30, 2014 (Unaudited)		September 30, 2013 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$21,971	0.00	$2,644	0.00
Interest income	21,971	0.00	2,256	0.00
Dividend income	—	—	388	0.00
Total Operating Expenses	8,271,569	0.43	3,016,433	0.16
Investment management fees	1,949,705	0.10	1,298,858	0.07
Accrued incentive fees	3,684,300	0.19	—	—
Costs incurred under our administration agreement	718,896	0.04	678,283	0.04
Directors’ fees	65,000	0.00	65,000	0.00
Professional fees	442,683	0.02	198,932	0.01
Interest Expense	1,442,063	0.07	191,188	0.01
Insurance Expense	61,800	0.00	62,732	0.00
Investor Relations Expense	35,816	0.00	54,760	0.00
Other expenses	18,306	0.00	45,680	0.00
Loss (Gain) on fair value adjustment for embedded derivative	(147,000)	(0.01)	421,000	0.02
Benefit for taxes on net investment loss	3,368,311	0.17	—	—

	September 30, 2014 (Unaudited)		September 30, 2013 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Net Investment Loss	(4,881,287)	(0.25)	(3,013,789)	(0.16)
Realized Gain (Loss) on Investments	17,160,816	0.89	(162,569)	(0.01)
Benefit for taxes on Net Realized Capital Losses	(7,006,762)	(0.36)	—	—
Change in Unrealized Appreciation on Investments	1,260,683	0.07	8,892,104	0.46
Provision for taxes on Unrealized Appreciation of Investments	(514,737)	(0.03)	—	—
Net Increase in Net Assets Resulting From Operations	6,018,713	0.31	5,715,746	0.29

(1)	The basic per share figures noted above are based on a weighted-average of 19,320,100 and 19,320,100 shares outstanding for the three months ended September 30, 2014 and September 30, 2013, respectively.

Investment Income

Investment income increased from $2,644 for the three months ended September 30, 2013 to $21,971, for the three months ended September 30, 2014. The increase was primarily due to the addition of several new term loans during the quarter ended September 30, 2014.

Operating Expenses

Total operating expenses increased from $3,016,433 for the three months ended September 30, 2013 to $8,271,569, for the three months ended September 30, 2014. The increase was primarily due to increases in interest expense, incentive fees, and investment management fees. The increases in interest expense resulted from the Convertible Senior Notes and the Credit Facility. These borrowings have enabled us to increase our portfolio and continue to invest in emerging companies. Refer to “Overview” for a further discussion of our investment philosophy. The incentive fees result from the significant appreciation in our portfolio for the three months ended September 30, 2014 relative to the three months ended September 30, 2013. The increased management fees are a result of the growth of our investment portfolio for the three months ended September 30, 2014 relative to the three months ended September 30, 2013.

Net Realized Gains (Losses) on Investments

For the three months ended September 30, 2013, net realized losses on investments were $162,569 and resulted from sale of our investment in Facebook Inc. For the three months ended September 30, 2014, net realized gains on investments were $17,160,816. The realized gains resulted primarily from the sales Twitter, Inc., DianRong (fka SinoLending Ltd.), and ZocDoc Inc.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation of investments decreased from $8,892,104 for the three months ended September 30, 2013 to $1,260,683, for the three months ended September 30, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the three months ended September 30, 2014 by Portfolio Company.

	Change in Unrealized Appreciation (Depreciation)	September 30, 2014 (Unaudited)			June 30, 2014 (Unaudited)
Portfolio Company		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Bloom Energy Corporation	$(1,372,632)	$3,855,601	$3,097,422	$(758,179)	$3,855,601	$4,470,054	$614,453
Dailybreak, Inc.	(1,486,152)	2,882,186	—	(2,882,186)	2,882,186	1,486,152	(1,396,034)
Dropbox, Inc.	(1,726,810)	13,656,486	26,430,187	12,773,701	13,656,486	28,156,997	14,500,511
Fullbridge, Inc.	(1,165,476)	6,396,180	4,770,109	(1,626,071)	6,396,180	5,935,585	(460,595)
SugarCRM, Inc.	1,026,679	8,299,914	12,124,407	3,824,493	8,299,914	11,097,728	2,797,814
Twitter, Inc.	10,130,914	27,551,563	82,558,948	55,007,385	32,991,111	77,867,582	44,876,471
Other(1)	(4,145,840)	325,543,686	344,558,771	19,015,085	303,965,401	327,126,326	23,160,925
Totals	$1,260,683	$388,185,616	$473,539,844	$85,354,228	$372,046,879	$456,140,424	$84,093,545

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the three months ended September 30, 2014.

Net Increase in Net Assets

Net increase in net assets resulting from operations was $6,018,713, and $5,715,746, respectively, for the three months ended September 30, 2014 and September 30, 2013. The increase in net assets was the result of the increases in realized gains and the benefit for taxes on net investment loss. These items were offset by: an increase in gross operating expenses, a decrease in change in unrealized appreciation on investments, the benefit for taxes on net realized capital gains, and the benefit for taxes on unrealized appreciation of investments.

Comparison of the nine months ended September 30, 2014 and September 30, 2013

	September 30, 2014 (Unaudited)		September 30, 2013 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$159,819	0.01	$22,902	0.00
Interest income	158,932	0.01	2,256	0.00
Dividend income	887	0.00	20,646	0.00
Total Operating Expenses	18,995,663	0.98	7,991,327	0.41
Investment management fees	5,639,564	0.29	3,828,835	0.20
Accrued incentive fees	5,498,585	0.28	—	—
Costs incurred under our administration agreement	2,557,129	0.13	2,276,152	0.12
Directors’ fees	195,000	0.01	195,250	0.01
Professional fees	1,301,777	0.07	656,796	0.03
Interest Expense	4,155,759	0.22	191,188	0.01
Insurance Expense	181,839	0.01	179,807	0.01
Investor Relations Expense	194,112	0.01	171,265	0.01
Other expenses	58,898	0.00	71,034	—
Loss (Gain) on fair value adjustment for embedded derivative	(787,000)	(0.04)	421,000	0.02
Benefit for taxes on net investment loss	7,740,594	0.40	—	—
Net Investment Loss	(11,095,250)	(0.57)	(7,968,425)	(0.41)
Realized Gain (Loss) on Investments	17,842,995	0.92	(9,837,093)	(0.51)

	September 30, 2014 (Unaudited)		September 30, 2013 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Provision for taxes on Net Realized Capital Gains	(7,285,295)	(0.38)	—	—
Change in Unrealized Appreciation on Investments	9,659,729	0.50	19,545,712	1.01
Provision for taxes on Unrealized Appreciation of investments	(3,944,068)	(0.20)	—	—
Net Increase in Net Assets Resulting From Operations	5,178,111	0.27	1,740,194	0.09

(1)	The basic per share figures noted above are based on a weighted-average of 19,320,100 and 19,320,100 shares outstanding for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Investment Income

Investment income increased from $22,902 for the nine months ended September 30, 2013 to $159,819, for the nine months ended September 30, 2014. The increase was primarily due to the addition of several new term loans during the nine months ended September 30, 2014.

Operating Expenses

Total operating expenses increased from $7,991,327 for the nine months ended September 30, 2013 to $18,995,663, for the nine months ended September 30, 2014. The increase was primarily due to increases in interest expense, incentive fees, and investment management fees. The increases in interest expense resulted from the Convertible Senior Notes and the Credit Facility. These borrowings have enabled us to increase our portfolio and continue to invest in emerging companies. Refer to “Overview” for a further discussion of our investment philosophy. The incentive fees result from the appreciation in our portfolio for the nine months ended September 30, 2014 relative to the nine months ended September 30, 2013. The increased management fees are a result of the growth in our total assets, which primarily results from the growth of our investment portfolio for the nine months ended September 30, 2014 relative to the nine months ended September 30, 2013.

Net Realized Gains and (Losses) on Investments

For the nine months ended September 30, 2013, net realized losses on investments were $9,837,093 and resulted from sales of investments in Groupon Inc., and Zynga, Inc., as well as the write-off of our investments in Top Hat 430, Inc., Serious Energy, Inc., and AltEgo, LLC. For the nine months ended September 30, 2014, net realized gains on investments were $17,842,995. The realized gains resulted primarily from the sales Twitter, Inc., Control4 Corporation, Facebook, Inc. DianRong (fka SinoLending Ltd.), and ZocDoc Inc. The gains were offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation of investments decreased from $19,545,712 for the nine months ended September 30, 2013 to $9,659,729, for the nine months ended September 30, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the nine months ended September 30, 2014 by Portfolio Company.

	Change in Unrealized Appreciation (Depreciation)	September 30, 2014 (Unaudited)			December 31, 2013
Portfolio Company		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$7,197,331	$10,032,117	$18,508,839	$8,476,722	$10,031,318	$11,310,709	$1,279,391
Avenues Global Holdings, LLC	1,223,805	10,151,854	11,239,445	1,087,591	10,150,484	10,014,270	(136,214)
Chegg, Inc.	(1,170,967)	14,022,863	7,380,622	(6,642,241)	14,022,863	8,551,589	(5,471,274)
Control4 Corporation(2)	(6,289,367)	—	—	—	7,010,762	13,300,129	6,289,367
Cricket Media (fka ePals Inc.)	(1,269,670)	2,448,276	433,847	(2,014,429)	2,444,759	1,700,000	(744,759)
Dailybreak, Inc.	(1,662,629)	2,882,186	—	(2,882,186)	2,430,950	1,211,393	(1,219,557)
Dropbox, Inc.	10,574,990	13,656,486	26,430,187	12,773,701	13,656,486	15,855,197	2,198,711
Facebook, Inc.(2)	(4,327,603)	—	—	—	5,236,147	9,563,750	4,327,603
Fullbridge, Inc.	(1,582,537)	6,396,180	4,770,109	(1,626,071)	3,784,016	3,740,482	(43,534)
Palantir Technologies, Inc.	6,570,658	20,195,520	39,544,561	19,349,041	21,060,447	33,838,830	12,778,383
Silver Spring Networks, Inc.(2)	3,002,683	—	—	—	5,145,271	2,142,588	(3,002,683)
SugarCRM, Inc.	2,744,614	8,299,914	12,124,407	3,824,493	8,299,794	9,379,673	1,079,879
Totus Solutions, Inc,	(3,458,100)	6,100,523	369,289	(5,731,234)	6,023,973	3,750,839	(2,273,134)
TrueCar, Inc.	1,763,989	2,015,023	4,064,146	2,049,123	2,014,863	2,299,997	285,134
Twitter, Inc.	(14,823,964)	27,551,563	82,558,948	55,007,385	32,991,111	102,822,460	69,831,349
Violin Memory, Inc.(2)	10,615,550	—	—	—	14,819,618	4,204,068	(10,615,550)
Other(1)	550,946	264,433,111	266,115,444	1,682,333	131,431,492	132,562,879	1,131,387
Totals	$9,659,729	$388,185,616	$473,539,844	$85,354,228	$290,554,354	$366,248,853	$75,694,499

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the nine months ended September 30, 2014.
(2)	Change in unrealized gains and losses for these positions includes the reversal of previously unrealized gains and losses on these positions that were realized when the position was sold.

Net Increase in Net Assets

Net increase in net assets resulting from operations was $5,178,111, and $1,740,194, respectively, for the nine months ended September 30, 2014 and September 30, 2013. The increase in net assets was the result of the increases in realized gains and the benefit for taxes on net investment loss. These items were offset by: an increase in gross operating expenses, a decrease in change in unrealized appreciation on investments, the benefit for taxes on net realized capital gains, and the benefit for taxes on unrealized appreciation of investments.

Investments

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases and sales of new and follow-on investments. The fair value, as of September 30, 2014, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $366,246,036. The table below summarizes the investments we funded during the nine months ended September 30, 2014. A binding purchase agreement for Course Hero Inc. was signed on September 19, 2014 with a closing date of November 4, 2014.

Portfolio Company (Industry)	Q1 Purchases	Q2 Purchases	Q3 Purchases	Total Purchases
AlwaysOn, Inc. (Social Media)	$232,104	$—	$—	$232,104
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i) (Sports Analytics)	—	90,000	410,001	500,001
Dailybreak, Inc. (Social Advertising	430,000	—	—	430,000
Declara, Inc. (Social Cognitive Learning)	—	9,973,479	—	9,973,479
Earlyshares.com (Equity Crowd Funding)	—	224,999	24,999	249,998
EdSurge, Inc. (Education Media Platform)	482,146	—	—	482,146
Fullbridge, Inc. (Business Education)	1,280,000	899,041	—	2,179,041
General Assembly Space, Inc. (Online Education)	5,991,641	—	—	5,991,641
GSV Sustainability Partners (Clean Technology)	—	596,550	350,000	946,550
JAMF Holdings, Inc. (Mobile Device Management)	4,996,044	—	—	4,996,044
Lyft, Inc. (Peer to Peer Ridesharing	4,999,991	—	—	4,999,991
NestGSV, Inc. (Incubator)	297,000	1,145,249	501,000	1,943,249
Solexel, Inc. (Solar Power)	—	—	2,999,999	2,999,999
StormWind, LLC (Interactive Learning)	3,092,255	—	999,997	4,092,252
Totus Solutions, Inc.	—	75,000	—	75,000
Total Gross Payments	$21,801,181	$13,004,318	$5,285,996	$40,091,495

The table below summarizes the investments we disposed of during the nine months ended September 30, 2014.

Portfolio Company	Quarter	Shares Sold	Average Share Price	Net Proceeds	Realized Gain/Loss)
Control4 Corporation	Quarter 1	203,700	$22.78	$4,640,039	2,886,302
	Quarter 2	579,089	18.52	10,722,817	5,465,113
Total Control4 Corporation		782,789	19.63	15,362,856	8,351,415
DianRong (fka SinoLending Ltd.)	Quarter 3	8,747,476	0.49	4,286,230	3,531,144
Facebook, Inc.	Quarter 1	150,000	63.08	9,461,526	5,828,043
Palantir Technologies	Quarter 3	320,000	5.50	1,759,900	889,672
Silver Spring Networks, Inc.	Quarter 2	102,028	15.14	1,544,984	(3,600,272)
Twitter Inc.	Quarter 3	300,000	52.27	15,681,483	10,241,936
Violin Memory, Inc.	Quarter 2	1,247,498	3.97	4,955,220	(9,864,958)
ZocDoc Inc.	Quarter 3	311,866	25.00	7,796,650	2,498,594
Total Net Proceeds				$60,848,849	17,875,574

Liquidity and Capital Resources

At September 30, 2014, we had portfolio company investments with costs totaling $280,906,237; U.S. Treasury Strips of $7,277,896, unrestricted cash of $6,517,389, and restricted cash of $48,889. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

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

As of September 30, 2014, we had no borrowings outstanding under the Credit Facility.

A binding purchase agreement for Course Hero Inc. was signed on September 19, 2014 with a closing date of November 4, 2014. On November 4, 2014 we funded the investment in Course Hero Inc.

Our primary use of cash is to make investments and to pay our operating expenses. We used substantially all of the proceeds of the offerings to invest in portfolio companies as of September 30, 2014, except for amounts retained for purposes of funding our ongoing expenses. For the nine months ended September 30, 2014, cash used in operating activities, consisting primarily of investment activity, was approximately $0.6 million.

Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For a description of the investment advisory and administration services we receive, see “Related Party Transactions and Certain Relationships”. We incurred $3,684,300 and $5,498,585 in accrued incentive fees, $1,949,705 and $5,639,564 in investment management fees and $718,896 and $2,557,129 in costs incurred under the administration agreement for three and nine months ended September 30, 2014, respectively. We incurred approximately $1,298,858 and $3,828,835 in investment management fees and $678,283 and $2,276,152 in costs incurred under the administration agreement for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, the fair value of our level 1 portfolio investments, which are not subject to lock-up, was $89,939,570.

As of September 30, 2014, the fair value of our portfolio investments was $366.2 million. Fair value adjustments may include subsequent financing rounds, discounts due to lack of marketability, senior management changes or any other developments that factor into our valuations. The fair value of our investments can be expected to fluctuate in future periods due to changes in our investments and changes in the fair value of the investments. The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes, thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$94.0	$94.0	$—	$—	$—
Convertible Senior Notes	69.0	—	—	69.0	—
Credit Facility(2)(3)	—	—	—	—	—
Total	163.0	94.0	—	69.0	—

(1)	Payable for securities purchased relates to the purchase of the United States Treasury Bill on margin and the purchase of Course Hero Inc. The United States Treasury Bill payable was subsequently repaid on October 2, 2014 when the United States Treasury Bill matured and the $11.0 million margin deposit which was posted as collateral was returned. A binding purchase agreement for Course Hero Inc. was signed on September 19, 2014 with a closing date of November 4, 2014.

(2)	Total unused amount of the credit facility at September 30, 2014 was $18,000,000.
(3)	The weighted average interest rate incurred under the credit facility was 8.00% for the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

In September 2014 we filed our 2013 tax return as a regulated investment company “RIC” and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. Refer to note 8 for further detail. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. See “U.S. Federal Income Tax Considerations.” There is no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The terms of the offering require the Company to place a portion of the offering proceeds in an escrow account (the “Interest Escrow”) with U.S. Bank National Association, (the “trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. As of September 30, 2014, 2 of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At September 30, 2014, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $7,277,896. The excess funds of $23,889 held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities as “Restricted Cash”. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of September 30, 2014, of the total offering costs of $3,585,929 incurred, $2,841,316 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Credit Facility

The Company entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide the Company with a new $18 million Credit Facility. Under the Credit Facility, the Company is permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value.

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, we must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which we have no balance outstanding. Under the Loan Agreement, we have made certain customary representations and warranties and we are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

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

GSV Asset Management earned $1,949,705 and $5,639,564 in base management fees and $0 in incentive fees for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, respectively, we accrued incentive fees of $3,684,300, and $5,498,585, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

GSV Asset Management earned $1,298,858 and $3,828,835 in base management fees and $0 in incentive fees for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, respectively, we accrued incentive fees of $0, and $0, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of September 30, 2014, we were owed $18,834 from GSV Capital Service Company, LLC, for the prepayment of overhead expenses as well as California Franchise Board fees. In addition as of September 30, 2014, we owed GSV Asset Management $48,898, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

As of December 31, 2013, we were owed $3,039 from GSV Capital Service Company, LLC for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $563,978, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $718,896 and $2,557,129 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2014, respectively. There were $678,283 and $2,276,152 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2013, respectively.

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

In September 2014 we filed our 2013 tax return as a regulated investment company “RIC” and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the

2013 taxable year. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. Refer to note 8 for further detail.

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

Recent Developments

Investments

From September 30, 2014 through November 10, 2014, the Company did not sell any investments. A binding purchase agreement for Course Hero Inc. was signed on September 19, 2014 with a closing date of November 4, 2014. On November 4, 2014 the Company funded the investment of $5,000,001. From September 30, 2014 through November 10, 2014, the Company closed on investments of $14,724,998 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
OzyMedia, Inc.	Daily News and Information Site	3-Oct-14	$4,999,999
NestGSV, Inc.	Incubator	6-Oct-14	899,999
GSV Sustainability Partners	Clean Technology	13-Oct-14	3,875,000
Enjoy Technology, Inc.	Mobile Social	23-Oct-14	1,000,000
DogVacay, Inc.	Marketplaces	3-Nov-14	2,500,000
Learnist Inc. (f/k/a Grockit, Inc.)	Online Learning Platform	7-Nov-14	1,450,000
Total Gross Payments			$14,724,998

Line of Credit

As of November 10, 2014, our balance on the credit facility was $7.0 million.

Escrow Deposits

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From September 30, 2014 through November 10, 2014, the Company has not made any such escrow deposits.

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

Item 4. Controls and Procedures

As of September 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement*
3.2	Articles of Amendment**
3.3	Bylaws*
4.1	Form of Common Stock Certificate***
10.1	Dividend Reinvestment Plan*
10.2	Amended and Restated Investment Advisory Agreement by and between Registrant and GSV Asset Management, LLC****
10.3	Amended and Restated Administration Agreement by and between Registrant and GSV Capital Service Company, LLC****
10.4	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.5	Form of Custody Agreement by and between Registrant and U.S. Bank National Association***** 55 TABLE OF CONTENTS
10.6	Form of Trademark License Agreement by and between Registrant and GSV Asset Management, LLC**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011.
**	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011.
***	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655) filed on September 20, 2011.
****	Previously filed in connection with Annual Report for the fiscal year ended December 31, 2012 on Form 10-K (File No. 814-00852), filed on March 14, 2013.
*****	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: November 10, 2014	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: November 10, 2014	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)