Form 10-K
period 2014-12-31
GSV Capital Corp.
filed 2015-03-16
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2014

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2014, based on the closing price on that date of $10.57 on the NASDAQ Capital Market, was $203,542,146. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 19,320,100 shares of the Registrant’s common stock outstanding as of March 16, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2014 was $14.80. On December 31, 2014, the last reported sale price of a share of our common stock on the NASDAQ Capital Market was $8.63.

About GSV Asset Management

Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.” GSV Asset Management is led by Michael T. Moe, our chief executive officer and chairman of our board of directors. Mr. Moe is assisted by William Tanona, our chief financial officer, treasurer and corporate secretary, and Mark Flynn, our president, whom we refer to collectively as GSV Asset Management’s senior investment professionals. Mr. Moe co-founded and previously served as chairman and chief executive officer of ThinkEquity Partners, an asset management and investment banking firm focusing on venture capital, entrepreneurial and emerging private companies. Prior to founding ThinkEquity, Mr. Moe served as Head of Global Growth Research at Merrill Lynch and before that served as Head of Growth Research and Strategy at Montgomery Securities.

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

We pay GSV Asset Management a fee for its services under the Amended and Restated Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See “Business — Investment Advisory Agreement”.

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

•	Create access to a diverse investment portfolio. We seek to hold a varied portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively diversified portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

Competitive Advantages

We believe that we will benefit from the following competitive advantages in executing our investment strategy:

•	Experienced team of investment professionals. Our investment adviser’s senior investment professionals, its Advisory Board and our board of directors have significant experience researching and investing in the types of potentially rapidly growing venture capital-backed emerging companies we are targeting for investment. Through our proprietary company evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.
•	Disciplined and repeatable investment process. We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry “aggregators” that accumulate stock at market prices, we conduct valuation analyses and make acquisitions only when we can invest at valuations that we believe are attractive to our investors. Following this process, we have completed investments in the 52 companies in our portfolio as of December 31, 2014.
•	Deep relationships with significant credibility to source and complete transactions. GSV Asset Management and its senior investment professionals are strategically located in the heart of Silicon Valley in Woodside, California. During the course of over two decades of researching and investing in emerging private companies, our investment adviser’s senior investment professionals have developed strong reputations within the investing community, particularly within technology-related sectors. Our investment adviser’s Advisory Board members and our board of directors have also developed strong relationships in the financial, investing and technology-related sectors.
•	Source of permanent investing capital. As a publicly traded corporation, we have access to a source of permanent equity capital which we can use to invest in portfolio companies. This permanent equity capital is a significant differentiator from other potential investors that may be required to return capital to stockholders on a defined schedule. We believe that our ability to invest on a long-term time horizon makes us attractive to companies looking for strong, stable owners of their equity.
•	Early mover advantage. We believe we are one of the few publicly traded business development companies with a specific focus on investing in potentially rapidly growing venture capital-backed emerging companies. Moreover, we believe we are the only one to focus on acquiring shares in secondary transactions as a key component of our strategy. Despite our limited track record, the transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will potentially enable us to complete equity transactions in desirable private companies at attractive valuations.

Operating and Regulatory Structure

GSV Capital was formed as a Maryland corporation that is an externally managed, non-diversified closed-end management investment company. We completed our initial public offering in May 2011 and have elected to be treated as a business development company under the 1940 Act. As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include, among other things, securities of “eligible portfolio companies.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See “Business — Regulation as a Business Development Company.” We may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. In September, 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC (“SEC Certification”), as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. See “Business — Material U.S. Federal Income Tax Considerations.”

Our investment activities are managed by GSV Asset Management and supervised by our board of directors. GSV Asset Management is an investment adviser registered under the Advisers Act. Under our Amended and Restated Investment Advisory Agreement, which we refer to as the Investment Advisory Agreement, we have agreed to pay GSV Asset Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Business — Investment Advisory Agreement.” We have also entered into an administration agreement, which we refer to as the Administration Agreement, under which we have agreed to reimburse GSV Capital Service Company for our allocable portion of overhead and other expenses incurred.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2014, and 2013, excluding United States Treasury Bills.

	December 31, 2014		December 31, 2013
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Common Stock	$85,598,467	17.9%	$81,410,161	22.2%
Preferred Stock	193,847,045	40.5	129,925,500	35.5
Common Membership Interest	—	—	557,084	0.2
Term Loans	1,374,210	0.3	750,000	0.2
Warrants	904,345	0.2	489,657	0.1
Subtotal – Private Portfolio Companies	281,724,067	58.9	213,132,402	58.2
Publicly Traded Portfolio Companies:
Common Stock	89,260,250	18.7	142,251,251	38.8
Total Private and Publicly Traded Portfolio Companies:	370,984,317	77.6	355,383,653	97.0
Non-Portfolio Investments	107,298,098	22.4	10,865,200	3.0
Total Investments	$478,282,415	100.0%	$366,248,853	100.0%

Our ten largest portfolio company investments at December 31, 2014, based on the combined fair value of the securities we hold in each portfolio company, were as follows:

Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Twitter, Inc.	Social Communication	$27,551,563	$57,413,522	20.08%
Palantir Technologies, Inc.	Cyber Security	17,198,903	45,475,315	15.90
Dropbox, Inc.	Online Storage	13,656,926	25,068,483	8.77
2U, Inc. (f/k/a 2tor, Inc.)	Online Education	10,032,117	23,342,509	8.16
Coursera, Inc.	Online Education	14,519,519	14,510,855	5.08
Solexel, Inc.	Solar Power	14,018,399	14,027,466	4.91
Avenue Global Holdings LLC(1)	Globally-focused Private School	10,151,854	11,303,410	3.95
SugarCRM, Inc.	Customer Relationship Manager	8,299,914	11,260,934	3.94
OzyMedia, Inc.	Daily News and Information Site	8,500,199	10,738,090	3.76
Declara, Inc.	Social Cognitive Learning	9,999,999	10,019,825	3.50
Total		$133,929,393	$223,160,409	78.05%

(1)	Whittle Schools, LLC is a derivative investment with economics linked to Avenues Global Holdings LLC.

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2014:

Twitter, Inc. — A social networking company. Twitter, Inc. is a real-time information network that allows users to send and receive information.

Palantir Technologies, Inc. — Solves critical intelligence and security issues for government agencies, banks, and large institutions.

Dropbox, Inc. — A provider of cloud storage that enables users to store and share files across the internet.

2U, Inc. (f/k/a 2tor, Inc.) — Partners with universities, providing technology solutions to manage students from recruitment to post-graduation job placement, as well as develop and deliver curriculum in a virtual environment.

Coursera, Inc. — An education company that partners with the top universities and organizations in the world to offer courses online for anyone to take, for free.

Solexel, Inc. — Is developing high-efficiency, low-cost, crystalline silicon solar cells and modules for photovoltaic electricity generation.

Avenues Global Holdings LLC — A private pre-K through 12th grade school that aspires to ultimately become a single school with multiple integrated global campuses, raising the global standard for top-tier private schools.

SugarCRM, Inc. — An affordable and easy-to-use customer relationship management (CRM) platform, designed to help businesses communicate with prospects, share sales information, close deals, and keep customers happy.

OzyMedia, Inc. — A next generation media business focused on the Change Generation — a subset of 20-, 30- and 40-somethings that are driving the unexpected and the unconventional to great heights.

Declara, Inc. — An intelligent learning platform that combines social sharing, learning paths, personalized content discovery, and feedback and efficacy analytics to deliver learning results.

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

Employees

While we have executive officers, they receive no direct compensation from us, and we have no direct employees. Our day-to-day investment operations are managed by our investment adviser. In addition, we reimburse GSV Capital Service Company for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and any administrative support personnel. See “Business — Investment Advisory Agreement.”

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

There is inherent subjectivity in determining the fair value of our investments. In addition, we will accrue as a liability, each time we calculate net asset value, the amount which we may owe our Adviser for the income incentive fee and capital gains incentive fee, the latter of which is based on the amount of unrealized and realized capital appreciation. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our board of directors, with the assistance of our valuation committee. Furthermore, when calculating net asset value, the Company also considers its recognition of a deferred tax liability for unrealized gains on investments.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2.00% of our gross assets, which is defined as our total assets as reflected on our balance sheet (with no deduction for liabilities). For the years ended December 31, 2014, and December 31, 2013, the Base Fee was payable monthly in arrears, and was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Fee for any partial month or quarter was appropriately pro-rated.

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

In no event, however, will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for detail of incentive fees paid and accrued.

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

Duration and Termination

The Investment Advisory Agreement was reapproved by our board of directors on March 5, 2015. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on March 5, 2015 to reapprove the Investment Advisory Agreement. In its consideration of the reapproval of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to a separate Administration Agreement, GSV Capital Service Company, a Delaware limited liability company, furnishes us with office facilities, together with equipment and clerical, bookkeeping and record-keeping services at such facilities. The principal executive offices of GSV Capital Service Company are located at 2925 Woodside Road, Woodside, CA 94062. Under the Administration Agreement, GSV Capital Service Company also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and other staff providing administrative services. In accordance with the terms of the Administration Agreement, overhead and other administrative expenses are generally allocated between us and GSV Asset Management by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of GSV Asset Management. To the extent personnel retained by GSV Service Company perform administrative tasks for GSV Asset Management, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by GSV Asset Management. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories 1, 2 or 3. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Carl Rizzo currently serves as our chief compliance officer.

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

Election to be Taxed as a RIC

We may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. In September, 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if we are able to satisfy the requirements under subchapter M of the Code and if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. If we qualify as a RIC for 2013, then we will be a RIC for 2014 to the extent we satisfy the qualification tests. For purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2014 taxable year. However if we do qualify as a RIC for 2013, we will be required to file as a RIC for 2014 and future tax years to the extent we qualify as a RIC in such years.

To qualify as a RIC, we must, among other things, meet certain source-of-income and the quarterly asset diversification requirements (as described below). In addition, in order to qualify for the special treatment afforded to RICs, we are required to distribute to our stockholders on a timely basis each year at least 90% of “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). We intend to elect to be treated as a RIC for our 2014 taxable year, if we qualify and if management determines that it is in our best interests to do so or we receive SEC certification for 2013 and qualify to elect RIC status in 2014. If we opt not to elect RIC status or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only when the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. Although the Company filed its 2013 tax return in September 2014 as a RIC, it continues to provide for deferred income taxes in its financial statements as if it were a C-Corporation, due to the uncertainties discussed above. The Company is unable to make a reasonably reliable estimate of when, if ever, it will become eligible to be treated as a RIC and thereby release the deferred tax assets and liabilities associated with being a C-Corporation. The Company has identified its major tax jurisdictions as U.S. federal and California.

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

Provided that we satisfy the Diversification Tests as of the close of any quarter, we will not fail the Diversification Tests as of the close of a subsequent quarter as a consequence of a discrepancy between the value of our assets and the requirements of the Diversification Tests that is attributable solely to fluctuations in the value of our assets. Rather, we will fail the Diversification Tests as of the end of a subsequent quarter only if such a discrepancy existed immediately after our acquisition of any asset and was wholly or partly the result of that acquisition. In addition, if we fail the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC if we eliminate the discrepancy within thirty days of the end of such quarter and, if we eliminate the discrepancy within that thirty-day period, we will be treated as having satisfied the Diversification Tests as of the end of such quarter for purposes of applying the rule described in the preceding sentence, assuming that it is not the 1st quarter of RIC qualification.

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

Upon converting from a C corporation to a RIC, we may be required to pay a corporate-level tax on the net amount of the net built-in gains, if any, in our assets (i.e., the amount by which the net fair market value of our assets exceeds our net adjusted basis in our assets) as of the date of conversion (i.e., the beginning of the first taxable year that we qualify as a RIC) to the extent that such gains are recognized by us during the applicable recognition period, which is the ten-year period (or shorter applicable period) beginning on the date of conversion. Alternatively, we may make a special election to cause the gain to be recognized at the time of the conversion. In that event, we would be required to recognize such built-in gain as if our assets were sold at the time of the conversion. We do not anticipate making this election at this time. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in the applicable period, the amount of realized gain (loss), the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level tax on built-in gains will be a company expense that will reduce the amount available for distribution to stockholders. As of January 1, 2013, we did not have net unrealized built-in gain. Accordingly, the built-in gains tax will not apply to the extent that we qualify to be a RIC for the 2013 tax year. If we are not a RIC for 2013, but we elect to be a RIC for 2014, then we expect to not incur any built-in gains tax for the 2014 tax year because there are sufficient net operating loss and net capital loss carryforwards to offset any built-in gains.

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

We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. See “Business — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Assumed Return on Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding Return to Stockholders(1)	-20.07%	-11.27%	-2.47%	6.33%	15.13%

(1)	Assumes $503.3 million in total assets and $112.0 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2014 (adjusted to include the assumption that we issue $25.0 million of additional debt at an interest rate equal to 8% per annum).

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2014, over half of our net asset value was comprised of investments in four portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however, our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

We are dependent upon GSV Asset Management’s senior investment professionals for our future success, particularly Michael T. Moe, Mark W. Flynn, William Tanona, Luben Pampoulov and Matthew Hanson. If we lose any of our investment adviser’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our investment adviser’s senior investment professionals, particularly Michael T. Moe, Mark W. Flynn, William Tanona, Luben Pampoulov and Matthew Hanson. None of Messrs. Moe, Flynn, Tanona, Pampoulov or Hanson is subject to an employment contract, and none receive any compensation from us. None of Messrs. Moe, Flynn, Tanona, Pampoulov or Hanson devote all of their business time to our operations, and each have other demands on their time as a result of their other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

All of GSV Asset Management’s senior investment professionals and Advisory Board members, including Michael T. Moe, Mark W. Flynn, William Tanona, Luben Pampoulov and Matthew Hanson, are at-will employees, and there can be no assurance that our investment adviser will be successful in retaining its senior investment professionals.

All of GSV Asset Management’s senior investment professionals or its Advisory Board members, including Michael T. Moe, Mark W. Flynn, William Tanona, Luben Pampoulov and Matthew Hanson, are at-will employees. As a result, although Messrs. Moe, Flynn, Tanona, Pampoulov and Hanson comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of our investment adviser’s senior investment professionals or the Advisory Board members, including Messrs. Moe, Flynn, Tanona, Pampoulov and Hanson, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that our investment adviser will be successful in retaining its senior investment professionals or the Advisory Board members, including Messrs. Moe, Flynn, Tanona, Pampoulov and Hanson. The departure of any of Messrs. Moe, Flynn, Tanona, Pampoulov or Hanson could have a material adverse effect on our ability to achieve our investment objective.

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

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, to date we have experienced substantial negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Borrowings such as the Convertible Senior Notes, or the Credit Facility, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the Convertible Senior Notes we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the Convertible Senior Notes and any future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to GSV Asset Management will be payable on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur additional leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of such leverage, including any increase in the management fee payable to GSV Asset Management. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

We have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our chief executive officer and chairman of our board of directors, William F. Tanona, our chief financial officer, treasurer and corporate secretary and Mark W. Flynn, our president. Messrs. Moe, Tanona and Flynn, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. Mr. Tanona is the managing member of and controls GSV Capital Service Company. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders, such as, for example, the management of GSV X Fund and Coursera@GSV Fund, L.P. and certain entities affiliated with the GSV Financial Group, by GSV Asset Management.

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

We may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. In September, 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. See “Business — Material U.S. Federal Income Tax Considerations.”

Management generally believes that it will be in our best interests to be treated a RIC in any year in which we are profitable. If we fail to qualify as a RIC for any year in which we are profitable and such profits exceed certain loss carryforwards that we are entitled to utilize, we will be subject to corporate-level tax on our income, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability make distributions.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. As we intend to focus on making primarily capital gains-based investments in equity securities, which generally will not be income producing, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments. To date, we have distributed no dividends and are not certain as to when we will be able to distribute dividends in the future.

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

Our corporate headquarters are located at 2925 Woodside Road, Woodside, California, 94062, in the offices of GSV Capital Service Company. We do not own or lease any office space directly; however, we will pay a portion of the rent as allocated to us by GSV Capital Service Company. Our office facilities are suitable and adequate for our business as it is presently conducted.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “GSVC”. The following table sets forth, for each fiscal quarter since our initial public offering on April 28, 2011, the net asset value, or “NAV,” per share of our common stock, the high and low sales prices for our common stock, and such sales prices as a percentage of NAV per share. The last reported closing market price of our common stock on March 13, 2015 was $9.74.

	NAV(1)			Price Range		High Sales Price as a Premium (Discount) to NAV(2)	Low Sales Price as a Premium (Discount) to NAV(2)
				High	Low
Fiscal 2015
First Quarter (through March 13, 2015)	$		*	$10.49	$8.64	*	*
Fiscal 2014
Fourth Quarter		$14.80		$10.40	$8.22	(29.7)%	(44.5)%
Third Quarter		15.17		11.70	9.45	(22.9)	(37.7)
Second Quarter		14.86		10.84	8.46	(27.1)	(43.1)
First Quarter		14.91		13.79	9.81	(7.5)	(34.2)
Fiscal 2013
Fourth Quarter		$14.91		$16.90	$10.12	13.3%	(32.1)%
Third Quarter		13.16		15.50	7.82	17.8	(40.6)
Second Quarter		12.87		8.44	7.42	(34.4)	(42.3)
First Quarter		12.69		9.14	7.79	(28.0)	(38.6)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low sales price during the quarter divided by NAV per share on the last trading day of the quarter.
*	Not determinable as of the date of this report.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value are separate and distinct from the risk that our net asset value will decrease. Shares of our common stock have historically traded at both a discount and a premium to the net assets attributable to those shares. As of December 31, 2014, our shares of common stock traded at a discount of approximately 41.7% to our NAV per share of $14.80.

Holders

As of February 20, 2015, there were 117 holders of record of our common stock.

Dividend Distribution Policy

The timing and amount of our dividends, if any, will be determined by our board of directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We intend to focus on making capital gains-based investments. As a consequence, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be much less consistent than other business development companies that primarily make debt investments. However, to the extent there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually. We have not declared any dividends since inception and are not certain as to when we will be able to distribute dividends in the future.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2013 taxable year. In September, 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. See “Business — Material U.S. Federal Income Tax Considerations.”

To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, the Company’s stockholders will be treated as if they received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. Stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to the allocable share of the tax we paid on the capital gains deemed distributed to them. See “Business — Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our current intention is to make any distributions out of assets legally available in additional shares of our common stock under our dividend reinvestment plan, except in the case of stockholders who elect to receive dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder, although no cash distribution has been made. As a result, if a stockholder does not elect to opt out of the dividend reinvestment plan, it will be required to pay applicable federal, state and local taxes on any reinvested dividends even though it will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to our investment adviser. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in cash.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We have reported all sales of our unregistered equity securities that occurred during the period covered by this report in our Reports on Form 10-Q or Form 8-K, as applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2014, we did not purchase any shares of our common stock.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from April 28, 2011 (the date of our initial public offering) to December 31, 2014. The graph assumes that, on April 28, 2011, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Stock Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities.

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
04/29/2011
06/29/2011
08/29/2011
10/29/2011
12/29/2011
02/29/2012
04/30/2012
06/30/2012
08/31/2012
10/31/2012
12/31/2012
02/28/2013
04/30/2013
06/30/2013
08/31/2013
10/31/2013
12/31/2013
02/28/2014
04/30/2014
06/30/2014
08/31/2014
10/31/2014
12/31/2014
GSVC
S&P 500
NASDAQ

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

The following selected financial and other data for the years ended December 31, 2014, 2013, 2012, and for the period from January 6, 2011 (date of inception) to December, 31 2011, respectively, is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	For the period from January 6, 2011 (date of inception) to December 31, 2011
Income Statement Data:
Total investment income	$185,946	$48,951	$248,077	$162,328
Total operating expenses	21,775,939	22,083,875	8,530,958	2,196,192
Benefit for taxes on net investment loss	8,810,102	13,159,268	—	—
Net investment loss	(12,779,891)	(8,875,656)	(8,282,881)	(2,033,864)
Net realized gain (loss) on investments	23,926,124	(21,706,021)	(1,380,519)	—
(Provision)/Benefit for taxes on net realized capital losses/gains	(9,769,036)	9,426,234	—	—
Net change in unrealized appreciation (depreciation) on investments	(5,811,797)	87,445,149	(10,170,850)	(1,579,800)
(Provision)/Benefit for taxes on unrealized appreciation/deprecation of investments	2,371,829	(30,906,063)	—	—
Net increase (decrease) in net assets resulting from operations	(2,062,771)	35,383,643	(19,834,250)	(3,613,664)
Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per average share:
Basic	$(0.11)	$1.83	$(1.23)	$(1.07)
Diluted	(0.11)	1.78	(1.23)	(1.07)
Weighted Average Common Shares:(2)
Basic	19,320,100	19,320,100	16,096,330	3,377,429
Diluted	19,320,100	20,541,014	16,096,330	3,377,429
Net asset value per share(3)	14.80	14.91	13.07	12.95
Shares Outstanding at year/period end	19,320,100	19,320,100	19,320,100	5,520,100
Balance Sheet Data:
Total assets(1)	$485,646,096	$377,947,558	$253,130,728	$91,798,242
Convertible senior notes embedded derivative liability	1,000	799,000	—	—
Convertible senior notes payable 5.25% due September 15, 2018	68,462,353	68,335,295	—	—
Total net assets	285,903,673	287,966,444	252,582,801	71,503,248

(1)	During the years ended December 31, 2014, December 31, 2013, December 31, 2012, and for the period from January 6, 2011 (date of inception) to December, 31 2011 total assets increased due to the issuance of convertible senior notes payable in September 2013 as well as multiple equity offerings. Refer to Note 4 for further detail on equity offerings.
(2)	Weighted average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 were calculated starting from the issuance of 100 shares as of February 28, 2011.
(3)	Net asset value per share is based on weighted average basic shares outstanding for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investments

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases and sales of new and follow-on investments. The fair value, as of December 31, 2014, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $370,984,317. The table below summarizes the investments we funded during the fiscal year ended December 31, 2014.

Investments Funded for the Year Ended December 31, 2014

Portfolio Company (Industry)	Q1 Fundings	Q2 Fundings	Q3 Fundings	Q4 Fundings	Total Fundings
AlwaysOn, Inc. (Social Media)	$232,104	$—	$—	$—	$232,104
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i) (Sports Analytics)	—	90,000	410,001	—	500,001
Course Hero, Inc. (Online Education)(1)	—	—	—	5,000,001	5,000,001
Clever, Inc. (Education Software)	—	—	—	2,000,001	2,000,001
CUX, Inc. (d/b/a CorpU) (Corporate Education)	—	—	—	1,000,000	1,000,000
Dailybreak, Inc. (Social Advertising	430,000	—	—	—	430,000
Declara, Inc. (Social Cognitive Learning)	—	9,973,479	—	—	9,973,479
DogVacay, Inc. (Dog Boarding)	—	—	—	2,499,999	2,499,999
Earlyshares.com (Equity Crowd Funding)	—	224,999	24,999	—	249,998
EdSurge, Inc. (Education Media Platform)	482,146	—	—	—	482,146
Enjoy Technology, Inc. (Online Shopping)	—	—	—	1,000,000	1,000,000
Fullbridge, Inc. (Business Education)	1,280,000	1,297,620	—	—	2,577,620
General Assembly Space, Inc. (Online Education)	5,991,641	—	—	—	5,991,641
NestGSV, Inc. (d.b.a. GSV Labs, Inc.) (Incubator)	297,000	1,145,249	501,000	899,999	2,843,248
GSV Sustainability Partners (Clean Technology)	—	596,550	350,000	3,875,000	4,821,550
JAMF Holdings, Inc. (Mobile Device Management)	4,996,044	—	—	—	4,996,044
Learnist Inc. (f/k/a Grockit, Inc.)	—	—	—	1,450,000	1,450,000
Lyft, Inc. (Peer to Peer Ridesharing	4,999,991	—	—	—	4,999,991
Lytro, Inc. (Plenoptic Camera Maker)	—	—	—	7,500,001	7,500,001
OzyMedia (Daily News and Information Site)	—	—	—	4,999,999	4,999,999
Solexel, Inc. (Solar Power)	—	—	2,999,999	—	2,999,999
StormWind, LLC (Interactive Learning)	3,092,255	—	999,997	—	4,092,252
Totus Solutions, Inc. (LED Lighting)	—	75,000	—	—	75,000
Capitalized Fees	17,629	73,413	17,688	17,105	125,835
Total Gross Payments	$21,818,810	$13,476,310	$5,303,684	$30,242,105	$70,840,909

(1)	On September 19, 2014, we signed a binding purchase agreement obligating us to buy $5,000,001 of Course Hero Inc.’s Series A Preferred Shares. As such, we accrued the investment in our financial statements, on September 19, 2014, although we were not required to fund the investment until the closing date of November 4, 2014.

The table below summarizes the investments we disposed of during the year ended December 31, 2014.

Investments Sold for the Year Ended December 31, 2014

Portfolio Company	Quarter	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Twitter Inc.	Quarter 3	300,000	$52.27	$15,681,483	$10,241,936
Control4 Corporation	Quarter 1	203,700	22.78	4,640,039	2,886,302
	Quarter 2	579,089	18.52	10,722,817	5,465,113
Total Control4 Corporation		782,789	19.63	15,362,856	8,351,415
Facebook, Inc.	Quarter 1	150,000	63.08	9,461,526	4,973,399
	Quarter 2	25,000	64.11	1,602,665	854,644
Total Facebook, Inc.		175,000	63.22	11,064,191	5,828,043
Palantir Technologies	Quarter 3	320,000	5.50	1,759,900	889,672
Palantir Technologies	Quarter 4	1,052,000	5.76	6,059,520	3,058,374
Total Palantir Technologies		1,372,000	5.70	7,819,420	3,948,046
DianRong (f/k/a SinoLending Ltd.)	Quarter 3	8,747,476	0.49	4,281,670	3,526,584
TrueCar, Inc.	Quarter 4	251,572	20.09	5,053,570	3,038,548
ZocDoc Inc.	Quarter 3	311,866	25.00	7,788,899	2,490,843
Silver Spring Networks, Inc.	Quarter 2	102,028	15.14	1,544,984	(3,600,272)
Violin Memory, Inc.	Quarter 2	1,247,498	3.97	4,955,220	(9,864,958)
Totals				$73,552,293	$23,960,185

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

Results of Operations

For the fiscal years ended December 31, 2014, 2013, and 2012

Operating results for the fiscal years ended December 31, 2014, 2013, and 2012 are as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Total	Per Basic Share	Total	Per Basic Share	Total	Per Basic Share
Total Investment Income	$185,946	0.01	$48,951	0.00	$248,077	0.02
Interest income	185,059	0.01	25,871	0.00	222,047	0.01
Dividend income	887	0.00	23,080	0.00	26,030	0.00
Total Operating Expenses	21,775,939	1.13	22,083,875	1.14	8,530,958	0.53
Investment management fees	7,562,488	0.39	5,426,485	0.28	4,419,345	0.27
Accrued incentive fees	3,614,347	0.19	10,523,552	0.54	—	—
Costs incurred under our administration agreement	3,199,904	0.17	3,089,771	0.16	2,384,764	0.15
Directors' fees	260,000	0.01	260,250	0.01	237,500	0.01
Professional fees	1,764,722	0.09	876,769	0.05	959,604	0.06
Interest Expense	5,503,843	0.28	1,278,997	0.07	214,306	0.01
Insurance Expense	243,285	0.01	240,725	0.01	182,193	0.01
Investor Relations Expense	208,710	0.01	198,809	0.01	—	—
Other expenses	216,640	0.01	89,517	0.00	133,246	0.01
Loss (Gain) on fair value adjustment for embedded derivative	(798,000)	(0.04)	99,000	0.01	—	—
Benefit for taxes on net investment loss	8,810,102	0.46	13,159,268	0.68	—	—
Net Investment Loss	(12,779,891)	(0.66)	(8,875,656)	(0.46)	(8,282,881)	(0.51)
Net Realized Gain (Loss) on Investments	23,926,124	1.24	(21,706,021)	(1.12)	(1,380,519)	(0.09)
(Provision)/Benefit/for taxes on Net Realized Capital Gains/Losses	(9,769,036)	(0.51)	9,426,234	0.49	—	—
Change in Unrealized Appreciation (Depreciation) on Investments	(5,811,797)	(0.30)	87,445,149	4.53	(10,170,850)	(0.63)
Provision/(Benefit) for taxes on Unrealized Appreciation/Depreciation of Investments	2,371,829	0.12	(30,906,063)	(1.60)	—	—
Net Increase (Decrease) in Net Assets Resulting From Operations	$(2,062,771)	(0.11)	$35,383,643	1.83	$(19,834,250)	(1.23)

Results of Operations

Comparison of the years ended December 31, 2014 and December 31, 2013

Investment Income

Investment income increased to $185,946 for the year ended December 31, 2014, from $48,951 for the year ended December 31, 2013. The increase was primarily due to the addition of several new term loans during the year ended December 31, 2014.

Operating Expenses

Total operating expenses decreased to $21,775,939, for the year ended December 31, 2014, from $22,083,875 for the year ended December 31, 2013. The decrease was primarily due to a significant decrease in accrued incentive fees. This was offset by increases in interest expense, investment management fees, and professional fees, which include legal, valuation, audit and consulting fees. The increases in interest expense resulted from the Convertible Senior Notes and the Credit Facility. These borrowings have enabled us to increase our portfolio and continue to invest in emerging companies. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a further discussion of our investment philosophy. The decrease in incentive fees resulted from the depreciation in our portfolio for the year ended December 31, 2014 relative to the year ended December 31, 2013. The increased management fees are a result of the growth in our total assets, which primarily results from the growth of our investment portfolio for the year ended December 31, 2014 relative to the year ended December 31, 2013. The increase in professional fees, to $1,764,722 during the year ended December 31, 2014 from $876,769 during the year ended December 31, 2013, is primarily attributable to increases in audit fees, compliance costs related to SOX 404 testing, as well as the write-off of deferred offering expenses.

Benefit for Taxes on Net Investment Loss

For the year ended December 31, 2014, we recognized a benefit for taxes on net investment loss of $8,810,102, compared to a corresponding benefit of $13,159,268 for the year ended December 31, 2013. The decrease in benefit for taxes on net investment loss is due to the fact that fiscal year 2013 was the first year a benefit was recognized, and the benefit was based on the cumulative net operating loss for the period from January 6, 2011 (date of inception) to December 31, 2013.

Net Realized Gains and (Losses) on Investments

For the year ended December 31, 2014, net realized gains on investments were $23,926,124. The realized gains resulted primarily from the sales of Twitter, Inc., Control4 Corporation, Facebook, Inc. DianRong (f/k/a SinoLending Ltd.), ZocDoc Inc, and Palantir Technologies, Inc. The gains were offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

For the year ended December 31, 2013, we recognized a realized loss of $21,706,021. The realized loss resulted primarily from our write-offs of Kno, Inc., Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc., as well as the sales of Groupon, Inc., and Zynga, Inc.

Benefit (Provision) for Taxes on Net Realized Capital Losses/Gains

For the year ended December 31, 2014, we recognized a provision of $9,769,036 for taxes on net realized capital gains, compared to a corresponding benefit of $9,426,234 for the year ended December 31, 2013. The decrease in benefit for taxes on net realized capital losses is due to the fact that we had net realized gain for the year ended 2014 of approximately $23.9 million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

For the year ended December 31, 2014, we had a net change in unrealized depreciation of $5,811,797. For the year ended December 31, 2013, we had a net change in unrealized appreciation of $87,445,149. The following table summarizes, by Portfolio Company, the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the years ended December 31, 2014 and 2013.

	Change in Unrealized Appreciation (Depreciation)	December 31, 2014			December 31, 2013
Portfolio Company		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$12,031,001	$10,032,117	$23,342,509	$13,310,392	$10,031,318	$11,310,709	$1,279,391
Avenues Global Holdings, LLC	1,287,770	10,151,854	11,303,410	1,151,556	10,150,484	10,014,270	(136,214)
Control4 Corporation(2)	(6,289,367)	—	—	—	7,010,762	13,300,129	6,289,367
Cricket Media (f/k/a ePals Inc.)	(1,373,074)	2,448,959	331,126	(2,117,833)	2,444,759	1,700,000	(744,759)
Dailybreak, Inc.	(1,637,647)	2,857,204	—	(2,857,204)	2,430,950	1,211,393	(1,219,557)
Dropbox, Inc.	9,212,846	13,656,926	25,068,483	11,411,557	13,656,486	15,855,197	2,198,711
Facebook, Inc.(2)	(4,327,603)	—	—	—	5,236,147	9,563,750	4,327,603
Fullbridge, Inc.	(1,599,234)	6,396,180	4,753,412	(1,642,768)	3,784,016	3,740,482	(43,534)
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	(1,432,690)	5,038,507	3,760,744	(1,277,763)	1,627,278	1,782,205	154,927
Ozy Media, Inc.	1,872,891	8,500,199	10,738,090	2,237,891	3,500,000	3,865,000	365,000
Palantir Technologies, Inc.	15,498,029	17,198,903	45,475,315	28,276,412	21,060,447	33,838,830	12,778,383
Silver Spring Networks, Inc.(2)	3,002,683	—	—	—	5,145,271	2,142,588	(3,002,683)
Spotify Technology S.A.	1,233,464	3,598,472	5,676,873	2,078,401	3,598,472	4,443,409	844,937
SugarCRM, Inc.	1,881,141	8,299,914	11,260,934	2,961,020	8,299,794	9,379,673	1,079,879
Totus Solutions, Inc,	(3,620,982)	6,101,443	207,327	(5,894,116)	6,023,973	3,750,839	(2,273,134)
Twitter, Inc.	(39,969,390)	27,551,563	57,413,522	29,861,959	32,991,111	102,822,460	69,831,349
Violin Memory, Inc.(2)	10,615,550	—	—	—	14,819,618	4,204,068	(10,615,550)
Other(1)	(2,197,185)	286,567,472	278,950,670	(7,616,802)	138,743,468	133,323,851	(5,419,617)
Totals	$(5,811,797)	$408,399,713	$478,282,415	$69,882,702	$290,554,354	$366,248,853	$75,694,499

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the year ended December 31, 2014.
(2)	Change in unrealized gains and losses for these positions includes the reversal of previously unrealized gains and losses on these positions that were realized when the position was sold.

Benefit/Provision for Taxes on Unrealized Appreciation and (Depreciation) of Investments

For the year ended December 31, 2014, we recognized a benefit for taxes of $2,371,829 on unrealized depreciation of investments.

For the year ended December 31, 2013, we recognized a provision for taxes of $30,906,063 on unrealized appreciation of investments.

The change between the two periods is due to the fact that the change in unrealized appreciation from investments decreased from $87.4 million to $(5.8) million as shown in the table above. The change in unrealized appreciation for the year ended December 31, 2013 was primarily due to the initial public offering of Twitter, Inc.

Net Increase (Decrease) in Net Assets

For the year ended December 31, 2014, the net decrease in net assets resulting from operations was $2,062,771.

For the year ended December 31, 2013, the net increase in net assets resulting from operations was $35,383,643.

The decrease in net assets resulting from operations for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is the result of the change in unrealized depreciation of the portfolio as a whole, which was partially offset by the increase in realized gains and decreased operating expenses.

One of the primary drivers of the change in unrealized depreciation was the decline of Twitter’s stock price. Twitter is our largest position and comprises 15.5% of total portfolio value at December 31, 2014. Twitter’s stock price declined from $63.65 on December 31, 2013 to $35.87 per share on December 31, 2014. The net effect of this decline was to decrease our net assets by $48.3 million, or approximately $2.50 per share.

The per-share figures noted above are based on a weighted-average of 19,320,100 shares outstanding for the years ended December 31, 2014 and 2013, respectively.

Comparison of the year ended December 31, 2013 and December 31, 2012

Investment Income

For the year ended December 31, 2013, we had investment income of $48,951, which consisted of $25,871 of interest income from our portfolio investments and $23,080 of dividend income from our money market investments which were held during 2013 but liquidated in the fourth quarter of 2013.

For the year ended December 31, 2012, we had investment income of $248,077, which consisted of $222,047 of interest income from our portfolio investments and $26,030 of dividend income from our money market investments.

The decrease in investment income for the year ended December 31, 2013 relative to the year ended December 31, 2012, was primarily due to the decrease in interest income earned. This resulted from a smaller average loan portfolio during the year ended December 31, 2013, relative to the year ended December 31, 2012.

Operating Expenses

For the year ended December 31, 2013, we had $22,083,875 in total operating expenses consisting primarily of incentive fees, and to a lesser extent, investment management fees, administration fees, the loss on fair value adjustment for embedded derivative, interest expense on the Convertible Senior Notes, in addition to legal, audit and consulting fees. This represents a substantial increase when compared to operating expenses of $8,530,958 incurred during the year ended December 31, 2012, which consisted primarily of investment management fees and administration fees, in addition to legal, audit and consulting fees. This increase is partially attributable to the fact that we recognized accrued incentive fees of $10,523,552 for the year ended December 31, 2013, whereas we recognized no accrued incentive fees for the year ended December 31, 2012. In addition, the investment advisory fee for the year ended December 31, 2013, was $5,426,485, representing the base management fee as provided in our investment advisory agreement. Our base management fee for the year ended December 31, 2013 was significantly higher than the $4,419,345 fee incurred during the year ended December 31, 2012, largely due to an increase in our gross assets. Costs incurred under our administration agreement for the year ended December 31, 2013, were $3,089,771, compared to $2,384,764 for the year ended December 31, 2012. The increase in costs incurred under the administration agreement is attributable to the increase in our gross assets during the same time period. The loss on fair value adjustment for embedded derivative and the interest expense on the Convertible Senior Notes were $99,000 and $1,278,997, respectively, for the year ended December 31, 2013. The Convertible Senior Notes were added in September 2013 causing us to incur interest expense. For the year ended December 31, 2012 we had no interest bearing liabilities.

Benefit for taxes on net investment loss

For the year ended December 31, 2013, we recognized a benefit for taxes on net investment loss of $13,159,268.

For the year ended December 31, 2012, we recognized no benefit for taxes on net investment loss.

Net Realized Gains and Losses on Investments

For the year ended December 31, 2013, we recognized a realized loss of $21,706,021. The realized loss resulted primarily from our write-offs of Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc., as well as the sales of Groupon, Inc., and Zynga, Inc.

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

Net Change in Unrealized Appreciation and (Depreciation) of Investments

For the year ended December 31, 2013, we had a net change in unrealized appreciation of $87,445,149. For the year ended December 31, 2012, we had a net change in unrealized depreciation of $10,170,850. The following table summarizes, by Portfolio Company, the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio company for the year ended December 31, 2013 and 2012.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	December 31, 2013			December 31, 2012
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$1,310,329	$10,031,318	$11,310,709	$1,279,391	$10,030,724	$9,999,786	$(30,938)
4C Insights (f.k.a The Echo Systems Corp.)	(1,478,693)	1,512,392	229,234	(1,283,158)	1,512,392	1,707,927	195,535
Chegg, Inc.	(5,643,621)	14,022,863	8,551,589	(5,471,274)	14,021,197	14,193,544	172,347
Control4 Corporation	6,176,725	7,010,762	13,300,129	6,289,367	7,011,025	7,123,667	112,642
Dailybreak, Inc.	(1,212,840)	2,430,950	1,211,393	(1,219,557)	2,000,000	1,993,283	(6,717)
Dropbox, Inc.	1,417,851	13,656,486	15,855,197	2,198,711	13,656,486	14,437,346	780,860
Facebook Inc	5,482,897	5,236,147	9,563,750	4,327,603	10,472,294	9,317,000	(1,155,294)
Groupon Inc.	1,739,974	—	—	—	2,128,774	388,800	(1,739,974)
Palantir Technologies, Inc	12,766,416	21,060,447	33,838,830	12,778,383	21,060,447	21,072,414	11,967
Stormwind, LLC	1,659,330	2,019,687	4,205,142	2,185,455	2,019,687	2,545,812	526,125
SugarCRM, Inc.	1,092,092	8,299,794	9,379,673	1,079,879	3,813,378	3,801,165	(12,213)
Top Hat 430, Inc.	4,167,943	—	—	—	4,167,943	—	(4,167,943)
Totus Solutions, Inc.	(2,249,386)	6,023,973	3,750,839	(2,273,134)	5,023,748	5,000,000	(23,748)
Twitter, Inc.	66,711,060	32,991,111	102,822,460	69,831,349	32,991,111	36,111,400	3,120,289
Violin Memory, Inc.	(10,596,703)	14,819,618	4,204,068	(10,615,550)	14,818,843	14,799,996	(18,847)
Zynga, Inc.	1,744,796	—	—	—	3,003,462	1,258,666	(1,744,796)
Other(1)	4,356,979	151,438,806	148,025,840	(3,412,966)	105,416,224	97,646,279	(7,769,945)
Totals	$87,445,149	$290,554,354	$366,248,853	$75,694,499	$253,147,735	$241,397,085	$(11,750,650)

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the year ended December 31, 2013.

(2)	Change in unrealized gains and losses for these positions includes the reversal of previously unrealized gains and losses on these positions that were realized when the position was sold.

Provision for taxes on unrealized appreciation of investments

For the year ended December 31, 2013, we recognized a provision for taxes of $30,906,063 on unrealized appreciation of investments.

For the year ended December 31, 2012, we recognized no provision for tax on unrealized appreciation of investments.

Net Increase (Decrease) in Net Assets

For the year ended December 31, 2013, the net increase in net assets resulting from operations was $35,383,643.

For the year ended December 31, 2012, the net decrease in net assets resulting from operations was $(19,834,250).

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

The per share figures noted above are based on a weighted-average of 19,320,100 and 16,096,330 shares outstanding for the year ended December 31, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of our equity and debt securities, advances from our credit facility, as well as sales of our investments.

Our primary use of cash is to make investments and to pay our operating expenses. Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For the years ended December 31, 2014, 2013 and 2012 our operating expenses were $21,775,939, $22,083,875, and $8,530,958, respectively.

Cash reserves and Liquid securities	December 31, 2014	December 31, 2013	December 31, 2012
Cash	$3,472,880	$7,219,203	$11,318,525
Amounts available for borrowing under the credit facility(1)	—	18,000,000	—
Securities of Publicly Traded
Portfolio Companies(2)
Unrestricted securities(3)	65,586,615	11,706,338	10,964,466
Subject to other Sales Restrictions(4)	23,673,635	1,666,667	—
Total	89,260,250	13,373,005	10,964,466
Total Cash reserves and Liquid securities	$92,733,130	$38,592,208	$22,282,991

(1)	Subject to leverage and borrowing base restrictions under the Credit facility. Refer to NOTE 9 — LONG TERM LIABILITIES for detail regarding the Credit Facility.
(2)	The Company’s portfolio investments are pledged first to secure the payment of both principal and interest on the 2013 Convertible Senior Notes. Thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions in order to pay operating expenses or fund new investments. The 2013 Convertible Senior Notes mature on September 15, 2018.
(3)	“Unrestricted securities” represents the common stock of our publicly traded companies that are not subject to lock-up restrictions.

(4)	This balance represents the Company’s common shares of 2U, Inc. (f/k/a 2tor, Inc.) and Cricket Media (f/k/a ePals Inc.). These shares are freely tradable, however at certain times during the year, these shares may be subject to black-out periods as a result of Michael Moe’s seat on the Board of 2U, Inc. (f/k/a 2tor, Inc.) and Cricket Media (f/k/a ePals Inc.). During these black-out periods the Company may be unable to sell these securities under U.S. and Canadian Securities law.

During the year ended December 31, 2014, cash and cash equivalents decreased from approximately $7.2 million at the beginning of the period to approximately $3.4 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $21.6 million, reflecting purchases of portfolio investments of approximately $71.1 million partially offset by the proceeds from sales of investments of approximately $73.6 million. During the period, net cash provided by financing activities was approximately $17.8 million, primarily reflecting borrowings from the credit facility.

Equity Issuances & Debt Capital Activities

There were no sales of our equity securities during the year ended December 31, 2014.

As of December 31, 2014, we had $18,000,000 of borrowings under the Credit Facility, and $0 unused under the Credit Facility.

Contractual Obligations

Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$90.0	$90.0	$—	$—	$—
Convertible Senior Notes	69.0	—	—	69.0	—
Credit Facility(2)(3)	18.0	—	18.0	—	—
Total	$177.0	$90.0	$18.0	$69.0	$—

(1)	Payable for securities purchased relates to the purchase of the United States Treasury Bill on margin. The United States Treasury Bill payable was subsequently repaid on January 2, 2015 when the United States Treasury Bill matured and the $10.0 million margin deposit which was posted as collateral was returned.
(2)	Total unused amount of the credit facility for the year ended December 31, 2014 was $0.
(3)	The weighted average interest rates incurred under the credit facility were 8.00% and 0.00% for the years ended December 31, 2014 and 2013.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. In September, 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. See “Business — Material U.S. Federal Income Tax Considerations.”

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

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. At December 31, 2014, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $7,286,332. The excess funds of $23,889 held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities as “Restricted Cash”. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of December 31, 2014, of the total offering costs of $3,585,929 incurred, $2,667,069 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, we must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which we have no balance outstanding. Under the Loan Agreement, we have made certain customary representations and warranties and we are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. As of December 31, 2014, we had $18,000,000 of borrowings outstanding under the Credit Facility.

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

Related Party Transactions

We entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with our initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of GSV Capital’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of GSV Capital’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $7,562,488, $5,426,485 and $4,419,345 in base management fees and $0 in incentive fees for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013, and 2012, respectively, we accrued incentive fees of $3,614,347, and $10,523,552, and $0, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of December 31, 2014, we were owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, we owed GSV Asset Management $23,396 for reimbursement of other expenses.

As of December 31, 2013, we were owed $3,039 from GSV Capital Service Company, LLC for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $31,428, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

In February 2013, Mark Moe joined NestGSV, Inc. (d.b.a. GSV Labs, Inc.), one of our portfolio companies, as a Vice President of Business Development, Global Expansion. On August 26, 2014, Diane Flynn joined NestGSV, Inc. (d.b.a. GSV Labs, Inc.), on a contract basis as Chief Marketing Officer. In February 2015, she became the Chief Marketing Officer on a full time basis. Ron Johnson, the CEO of Enjoy Technology, Inc, is the brother in law of our president, Mark Flynn. As of December 31, 2014 the fair value of our investments in NestGSV, Inc. (d.b.a. GSV Labs, Inc.), and Enjoy Technology, Inc, respectively were $3,760,744 and $1,002,440.

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $3,199,904, $3,089,771 and $2,384,764 in such costs incurred under the Administration Agreement for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of ours and our consolidated subsidiaries. We are an investment company following accounting and reporting guidance in ASC 946. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

We may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. In September, 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. See “Business — Material U.S. Federal Income Tax Considerations.

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

Recent Developments

From December 31, 2014 through March 16, 2015, the Company closed on investments of $4,518,788 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	Incubator	2-Jan-2015	$994,760
Fullbridge, Inc.	Business Education	3-Feb-2015	330,000
Fullbridge, Inc.	Business Education	18-Feb-2015	330,000
Fullbridge, Inc.	Business Education	4-March-2015	364,043
Lyft, Inc.	Peer to Peer Ridesharing	11-March-2015	2,499,985
Total Gross Payments			$4,518,788

From December 31, 2014 through March 16, 2015, the Company sold investments of $9,401,877 net of transaction costs as shown in following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds
Twitter Inc.	12-March-2015	200,000	$47.01	$9,401,877

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From December 31, 2014 through March 16, 2015, the Company has not made any such escrow deposits.

On February 2, 2015, Gilt Groupe Holdings, Inc., completed an equity financing consisting of the issuance and sale of Series AA Convertible Preferred Stock. In connection with the financing, the following actions were approved: a) an Amended and Restated Certificate of Incorporation to effect a recapitalization; b) an increase in the total number of shares of Common Stock issued or reserved for issuance under the 2007 Stock Incentive Plan. A notice of written consent was provided to GSV Capital and other stockholders on February 24, 2015. As a result of the recapitalization, the value of our common stock would change to approximately $4.00 to $6.50 per share.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, which could include; to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact our return on our portfolio investments, although any significant change in market interest rates could potentially have an indirect effect on the business, financial condition and results of operations of the portfolio companies in which we invest.

As of December 31, 2014, all of our debt investments bore a fixed rate of interest. As of December 31, 2014, all of our borrowings bear a fixed rate of interest with the exception of the credit facility which is indexed to the prime rate. We do not expect a significant impact on net investment income, due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income should the prime rate rise.

Based on our December 31, 2014, balance sheet, the following table shows the annual impact on net income of changes in interest rates assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 Basis points	$—	$1,980,000	$(1,980,000)
Up 200 Basis points	$—	$1,800,000	$(1,800,000)
Up 100 Basis points	$—	$1,620,000	$(1,620,000)
Down 100 Basis points	$—	—	—
Down 200 Basis points	$—	—	—
Down 300 Basis points	$—	—	—

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria on Internal Control — Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
GSV Capital Corp.

We have audited the accompanying consolidated statements of assets and liabilities of GSV Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2014 and 2013, by correspondence with the portfolio companies and custodian, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV Capital Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations, their changes in net assets and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California
March 16, 2015

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $17,933,651 and $0, respectively)(1)	$18,819,335	$—
Investments in affiliated securities (cost of $80,760,208 and $64,912,527, respectively)(1)	70,172,313	62,740,162
Investments in non-controlled/non-affiliated securities (cost of $202,417,830 and $214,796,591, respectively)	281,992,669	292,643,491
Investments in treasury bill (cost of $100,001,692 and $0, respectively)	100,000,056	—
Investments owned and pledged (cost of $7,286,332 and $10,845,236, respectively)	7,298,042	10,865,200
Total Investments (cost of $408,399,713 and $290,554,354, respectively)	478,282,415	366,248,853
Cash	3,472,880	7,219,203
Restricted cash	48,889	22,264
Due from:
GSV Asset Management(1)	204,825	3,039
Portfolio companies(1)	85,356	153,178
Interest and dividends receivable	26,671	31,678
Prepaid expenses	179,556	49,739
Deferred credit facility fees	261,065	288,249
Deferred debt issuance costs	2,667,069	3,378,121
Other assets	417,370	553,234
Total Assets	485,646,096	377,947,558
LIABILITIES
Due to:
GSV Asset Management(1)	23,396	31,428
Accounts payable	292,950	382,165
Accrued incentive fees(1)	14,137,899	10,523,552
Accrued management fees(1)	641,276	532,550
Accrued interest payable	1,139,458	1,056,563
Payable for securities purchased	90,001,692	—
Current taxes payable	134,733	—
Deferred tax liability	6,907,666	8,320,561
Line of credit payable	18,000,000	—
Convertible senior notes embedded derivative liability	1,000	799,000
Convertible senior notes payable 5.25% due September 15, 2018	68,462,353	68,335,295
Total Liabilities	199,742,423	89,981,114
Commitments and contingencies (Note 6)
Net Assets	$285,903,673	$287,966,444
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(31,972,292)	(19,192,401)
Accumulated net realized gain (loss) on investments	496,782	(13,660,306)
Accumulated net unrealized appreciation (depreciation) on investments	41,348,468	44,788,436
Net Assets	$285,903,673	$287,966,444
Net Asset Value Per Share	$14.80	$14.91

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
INVESTMENT INCOME
Interest income from controlled securities	$10,233	$—	$—
Interest income from affiliate securities	130,021	23,615	21,852
Interest income from non-affiliated/non-controlled securities	44,805	2,256	200,195
Dividend income from affiliated securities	—	13,008	26,030
Dividend income from non-affiliated/non-controlled securities	887	10,072	—
Total Investment Income	185,946	48,951	248,077
OPERATING EXPENSES
Investment management fees(1)	7,562,488	5,426,485	4,419,345
Accrued incentive fees(1)	3,614,347	10,523,552	—
Costs incurred under administration agreement	3,199,904	3,089,771	2,384,764
Directors’ fees(1)	260,000	260,250	237,500
Professional fees	1,764,722	876,769	959,604
Interest and credit facility expense	5,503,843	1,278,997	—
Insurance expense	243,285	240,725	214,306
Investor relations expense	208,710	198,809	182,193
Other expenses	216,640	89,517	133,246
Gain (Loss) on fair value adjustment for embedded derivative	(798,000)	99,000	—
Total Operating Expenses	21,775,939	22,083,875	8,530,958
Benefit for taxes on net investment loss	8,810,102	13,159,268	—
Net Investment Loss	(12,779,891)	(8,875,656)	(8,282,881)
Net Realized gain (loss):
From affiliated securities	10,419	(7,839,791)	—
From non-controlled/non-affiliated securities	23,915,705	(13,866,230)	(1,380,519)
Total Realized Gain (Loss) on investments	23,926,124	(21,706,021)	(1,380,519)
(Provision)/Benefit for Taxes on realized gain/loss on investments	(9,769,036)	9,426,234	—
Net Change in Unrealized Appreciation (Depreciation) on investments:
From controlled securities	(662,619)	—	—
From affiliated securities	(6,867,225)	1,600,822	(3,537,748)
From non-controlled/non-affiliated securities	1,718,047	85,844,327	(6,633,102)
Change in Unrealized Appreciation (Depreciation) on investments	(5,811,797)	87,445,149	(10,170,850)
(Provision)/Benefit for taxes on unrealized appreciation/depreciation on investments	2,371,829	(30,906,063)	—
Net Increase (Decrease) in Net Assets Resulting From Operations	$(2,062,771)	$35,383,643	$(19,834,250)
Net Increase (Decrease) in Net Assets Resulting From Operations Per Common Share:
Basic	$(0.11)	$1.83	$(1.23)
Diluted	$(0.11)	$1.78	$(1.23)
Weighted Average Common Shares Outstanding:
Basic	19,320,100	19,320,100	16,096,330
Diluted	19,320,100	20,541,014	16,096,330

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Increase (Decrease) in Net Assets Resulting From Operations
Net Investment Loss	$(12,779,891)	$(8,875,656)	$(8,282,881)
Net Realized Gain (Loss) on Investments	23,926,124	(21,706,021)	(1,380,519)
Provision/Benefit for Taxes on realized gain/loss on investments	(9,769,036)	9,426,234	—
Net Change in Unrealized Appreciation (Depreciation)	(5,811,797)	87,445,149	(10,170,850)
Provision/Benefit for taxes on unrealized appreciation/depreciation on investments	2,371,829	(30,906,063)	—
Net Increase (Decrease) in Net Assets Resulting From Operations	(2,062,771)	35,383,643	(19,834,250)
Net Increase (Decrease) in Net Assets Resulting From Capital Share Transactions
Net Proceeds from Common Shares Issued	—	—	201,652,500
Offering Costs	—	—	(738,697)
Net Increase (Decrease) in Net Assets Resulting From Capital Share Transactions	—	—	200,913,803
Total Increase (Decrease) in Net Assets	(2,062,771)	35,383,643	181,079,553
Net Assets at Beginning of Year	287,966,444	252,582,801	71,503,248
Net Assets at End of Year	$285,903,673	$287,966,444	$252,582,801
Capital Share Activity
Shares Issued	—	—	13,800,000
Shares Outstanding at Beginning of Year	19,320,100	19,320,100	5,520,100
Shares Outstanding at End of Year	19,320,100	19,320,100	19,320,100

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,062,771)	$35,383,643	$(19,834,250)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) operating activities:
Net realized (gain) loss on investments	(23,926,124)	21,706,021	1,380,519
Net change in unrealized (appreciation) depreciation on investments	5,811,797	(87,445,149)	10,170,850
Deferred tax liability	(1,412,895)	8,320,561	—
Current taxes payable	134,733	—	—
Loss on fair value adjustment for embedded derivative	(798,000)	99,000	—
Amortization of deferred credit facility fees	225,910	—	—
Amortization of deferred debt issuance costs	718,135	207,808	—
Amortization of fixed income security premiums and discounts	(63,053)	—	—
Purchases of investments in:
Portfolio investments	(71,094,138)	(71,953,895)	(172,869,132)
United States treasury bill	(360,004,426)	—	(19,999,128)
Money market funds	—	(53,000,000)	(10,000,000)
United States treasury strips	—	(10,845,236)	—
Proceeds from sales or redemption of investments in:
Portfolio investments	73,557,189	7,686,491	—
Treasuries strips	3,603,708	—	—
United States treasury bill	260,002,734	—	19,998,872
Money market funds	—	69,000,000	1,000,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	(201,786)	2,684	7,747
Due from portfolio company	67,822	163,199	(307,128)
Prepaid expenses	(129,817)	14,214	28,797
Interest and dividends receivable	5,007	(29,758)	157,532
Other assets	135,864	(526,089)	(24,449)
Due to GSV Asset Management(1)	(8,032)	512,784	(27,233)
Due to other affiliate	—	—	(10,782)
Payable for securities purchased	90,001,692	—	—
Accounts payable	(89,215)	(114,568)	54,172
Accrued incentive fees(1)	3,614,347	10,523,552	—
Accrued management fees(1)	108,726	—	—
Accrued interest payable	82,895	1,056,563	—
Accrued expenses	—	—	292,340
Net Cash Used in Operating Activities	(21,719,698)	(69,238,175)	(189,981,273)

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash Flows from Financing Activities
Borrowings under credit facility	36,000,000	—	—
Payments under credit facility	(18,000,000)	—	—
Net proceeds from common shares issued	—	—	201,652,500
Offering costs	—	—	(738,697)
Deferred credit facility fees	—	(288,249)	—
Deferred debt issuance costs	—	(3,585,929)	—
Change in restricted cash	(26,625)	(22,264)	—
Gross proceeds from convertible senior notes issued	—	69,035,295	—
Net Cash Provided by Financing Activities	17,973,375	65,138,853	200,913,803
Total Increase (Decrease) in Cash Balance	(3,746,323)	(4,099,322)	10,932,530
Cash Balance at Beginning of Year	7,219,203	11,318,525	385,995
Cash Balance at End of Year	$3,472,880	$7,219,203	$11,318,525

(1)	This balance is a related party transaction. Refer to Note 2 Related Party Arrangements.

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Non-Cash Operating Items
Transactions in Investments in Portfolio Companies
Structured note exchanged for common shares	$—	$—	$3,002,665
Structured notes converted to preferred shares	$3,568,635	$—	$924,651
Warrants exercised for preferred shares	$503,851	$—	$53,665
Preferred shares converted to preferred shares	$1,273,125	$519,989	$—
Preferred shares converted to junior preferred shares	$—	$10,032,45	$—
Preferred shares converted to common shares	$2,006,077	$22,069,188	$—
Preferred shares converted to common warrants	$500,000	$67,021	$—
Common shares converted to preferred shares	$—	$12,655,877	$—
Non-Cash Financing Items
Fair value of make-whole derivative issued in connection with the convertible debt	$1,000	$700,000	$—

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.**	San Francisco, CA
Common shares	Social Communication	1,600,600	$27,551,563	$57,413,522	20.08%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	5,773,690	16,189,935	42,985,122	15.03%
Preferred shares, Series G		326,797	1,008,968	2,490,193	0.87%
Total			17,198,903	45,475,315	15.90%
Dropbox, Inc.	San Francisco, CA
Common shares	Online Storage	760,000	8,641,153	14,516,000	5.08%
Preferred shares, Series A-1		552,486	5,015,773	10,552,483	3.69%
Total			13,656,926	25,068,483	8.77%
2U, Inc. (f/k/a 2tor, Inc.)(9)**	Landover, MD
Common shares	Online Education	1,319,233	10,032,117	23,342,509	8.16%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	5.08%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	5,300,158	11,598,648	11,607,346	4.06%
Preferred shares, Series D		1,613,413	2,419,751	2,420,120	0.85%
Total			14,018,399	14,027,466	4.91%
Avenues Global Holdings, LLC(3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	11,303,410	3.95%
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship	1,899,799	6,799,392	9,214,025	3.22%
Preferred shares, Series E	Manager	373,134	1,500,522	2,046,909	0.72%
Total			8,299,914	11,260,934	3.94%
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	4,999,999	4,999,999	1.75%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	4,165,091	1.46%
Preferred shares, Series Seed		500,000	500,000	1,573,000	0.55%
Total			8,500,199	10,738,090	3.76%
Declara, Inc.(1)	Palo Alto, CA
Preferred shares, Series A	Social Cognitive Learning	5,358,195	9,999,999	10,019,825	3.50%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	9,999,590	3.50%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	9,996,311	3.50%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	3,914,535	10,000,401	9,982,064	3.49%

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C		2,779,134	$4,000,787	$4,338,830	1.52%
Preferred shares, Series B	Interactive Learning	3,279,629	2,019,687	4,347,608	1.52%
Preferred shares, Series A		366,666	110,000	391,592	0.14%
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		568,753	—	—	—%
Total			6,130,474	9,078,030	3.18%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	8,173,093	2.86%
Lytro, Inc.	Mountain View, CA
Preferred Stock	Consumer Electronics	2,533,784	7,500,001	7,500,001	2.62%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	3,125,467	1.09%
Common shares		133,213	2,999,983	2,999,957	1.05%
Total			5,999,961	6,125,424	2.14%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	5,676,873	1.99%
Learnist Inc. (f/k/a Grockit, Inc.)(1)	San Francisco, CA
Preferred shares, Series D	Online Learning Platform	2,728,252	2,005,945	2,319,014	0.81%
Preferred shares, Series E		1,731,501	1,503,670	1,610,296	0.56%
Preferred shares, Series F		1,242,928	1,450,000	1,450,000	0.51%
Total			4,959,615	5,379,310	1.88%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	5,000,601	1.75%
Course Hero Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,000,001	1.75%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series D	Peer to Peer Ridesharing	493,490	5,003,634	4,999,054	1.75%
GSV Sustainability Partners(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	9,700,000	4,851,256	4,850,000	1.70%
Common shares		100,000	10,000	10,000	0.00%
Total			4,861,256	4,860,000	1.70%
Fullbridge, Inc.(1)	Cambridge, MA
Preferred shares, Series C	Business Education	1,728,724	3,193,444	1,625,001	0.57%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.09%
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020		186,170	67,021	1,862	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018		82,418	9,799	824	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018		412,088	50,970	4,121	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019		192,308	23,244	1,923	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020		714,286	85,779	7,143	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018		82,418	9,901	824	0.00%
Total			6,396,180	4,753,412	1.66%

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Whittle Schools, LLC(1)(4)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	$3,000,000	$3,000,000	1.05%
Common shares		229	1,577,097	1,500,000	0.52%
Total			4,577,097	4,500,000	1.57%
CUX, Inc. (d/b/a CorpU)(1)	San Francisco, CA
Convertible preferred shares, Series C	Corporate Education	615,763	2,006,077	2,292,582	0.80%
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018(12)		$1,000,000	1,000,000	1,007,671	0.35%
Convertible preferred shares, Series D		169,033	778,607	716,066	0.25%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	12,508	0.00%
Total			3,784,684	4,028,827	1.40%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,640	1.40%
Global Education
Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	4,335,769	3,995,221	1.40%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,063,356	2,869,320	1.00%
Preferred shares, Series C		301,369	1,100,909	1,075,425	0.38%
Total			3,164,265	3,944,745	1.38%
NestGSV, Inc. (d.b.a. GSV Labs, Inc.),(2)	Redwood City, CA
Preferred shares, Series C	Incubator	1,561,625	2,005,730	1,503,832	0.53%
Preferred shares, Series D		1,095,418	1,404,499	1,460,557	0.51%
Preferred shares, Series A		1,000,000	1,021,778	440,000	0.15%
Preferred shares, Series B		450,000	605,500	265,980	0.09%
Common shares		200,000	1,000	1,000	0.00%
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	65,000	0.02%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	24,375	0.01%
Total			5,038,507	3,760,744	1.31%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,357,969	1.17%
Gilt Groupe Holdings, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	3,168,108	1.11%
SharesPost, Inc.(1)(6)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.79%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	485,688	0.17%
Total			2,282,844	2,735,687	0.96%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Dog Boarding	514,562	2,506,119	2,505,917	0.88%

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,606,388	0.56%
Preferred shares, Series A		3,579,610	758,017	803,194	0.28%
Total			2,260,379	2,409,582	0.84%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)	New York, NY
Preferred shares, Series A	Sports Analytics	1,462,269	1,496,059	1,705,006	0.60%
Term Loan, 12%, 09/30/15***		$272,500	283,901	288,114	0.10%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	58,019	0.02%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	64,322	0.02%
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021		38,594	—	12,736	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	165,000	0.06%
Total			1,811,314	2,293,197	0.80%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.70%
Preferred shares, Series B		49,505	217,206	249,691	0.09%
Total			2,217,653	2,249,689	0.79%
Clever, Inc.	San Francisco, CA
Series B Preferred Stock	Education Software	1,799,047	2,000,001	2,000,001	0.70%
AlwaysOn, Inc.(2)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	491,252	0.17%
Preferred shares, Series A		1,066,626	1,027,391	629,309	0.22%
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014		1,313,508	—	—	0.00%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	0.00%
Total			1,903,414	1,120,561	0.39%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	1,013,217	0.35%
Enjoy Technology, Inc.	Menlo Park, CA
Series A Preferred Shares	Online Shopping	879,198	1,002,440	1,002,440	0.35%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Software Development	800,000	1,001,650	1,000,000	0.35%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A	Education Media Platform	494,365	500,801	505,328	0.18%
Cricket Media (f/k/a ePals Inc.)**(1)(8)	Herndon, VA
Common shares	Online Education	1,333,333	2,448,959	331,126	0.12%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	246,160	0.09%
New Zoom, Inc	San Francisco, CA
Preferred shares, Series A	Retail Machines	1,250,000	260,476	230,469	0.08%

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
4C Insights (f.k.a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	$1,436,404	$219,292	0.08%
Totus Solutions, Inc.(1)(10)	Carrollton, TX
Preferred shares, Series B	LED Lighting	1,111,111	1,000,000	128,902	0.05%
Convertible Promissory Note 6%, Expiration Date, 4/01/2016		$76,110	76,430	78,425	0.03%
Preferred shares, Series A		869,265	2,184,422	—	0.00%
Common Shares		1,130,735	2,840,591	—	0.00%
Total			6,101,443	207,327	0.08%
The rSmart Group, Inc.(1)	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,267,240	192,586	0.07%
Odesk Corporation	Redwood City, CA
Common Shares	Online Workplace Platform	30,000	183,269	156,196	0.05%
Earlyshares.com	Miami, FL
Preferred shares, Series A	Equity Crowd Funding	165,715	260,878	125,115	0.04%
Dailybreak, Inc.(1)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,878,129	2,430,950	—	0.00%
Preferred shares, Series A-2		347,666	426,254	—	0.00%
Total			2,857,204	—	0.00%
Total Portfolio Investments			301,111,689	370,984,317	129.76%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/2/2015		$100,000,000	$100,001,692	$100,000,056	34.98%
U.S. Treasury Strips(11)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,828,695	1,834,674	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,822,943	1,826,664	0.64%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,819,165	1,820,904	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2015		$1,816,000	1,815,529	1,815,800	0.63%
Total			7,286,332	7,298,042	2.55%
Total Investments			$408,399,713	$478,282,415	167.29%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expired on September 24, 2014. At December 31, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its December 31, 2014 closing price less 10.0%. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S. securities law. As such, the Company has applied a 10.0% discount to reflect the aforementioned trading restrictions.
(10)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(11)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. At December 31, 2014, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $7,286,332.
(12)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares	Cost	Fair Value	% of Net Assets
Twitter, Inc.(12)**	San Francisco, CA
Common shares	Social Communication	1,900,600	$32,991,111	$102,822,460	35.71%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Cyber Security	7,145,690	20,051,479	32,119,877	11.15%
Preferred shares, Series G		326,797	1,008,968	1,718,953	0.60%
Total			21,060,447	33,838,830	11.75%
Dropbox, Inc.	San Francisco, CA
Common share	Online Storage	760,000	8,641,153	9,181,012	3.19%
Preferred shares, Series A-1		552,486	5,015,333	6,674,185	2.32%
Total			13,656,486	15,855,197	5.51%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,443	14,519,443	5.04%
Control4 Corporation(8)**	Salt Lake City, UT
Common shares	Home Automation	782,789	7,010,762	13,300,129	4.62%
2U, Inc. (f/k/a 2tor, Inc.)	Landover, MD
Common shares	Online Education	1,151,802	8,758,193	9,875,206	3.43%
Preferred shares, Series A		167,431	1,273,125	1,435,503	0.50%
Total			10,031,318	11,310,709	3.93%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series C	Solar Power	5,034,324	11,017,561	11,286,628	3.92%
Avenues Global Holdings, LLC(2)	New York, NY
Preferred shares, Junior Preferred Stock	Globally Focused Private School	10,014,270	10,150,484	10,014,270	3.48%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	10,000,003	3.47%
PayNearMe, Inc.(1)	Sunnyvale, CA	3,914,535	10,000,001	10,000,000	3.47%
Preferred shares, Series E	Cash Payment Network
Facebook, Inc.**	Menlo Park, CA
Common Shares, Class A	Social Networking	175,000	5,236,147	9,563,750	3.32%
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship Manager	1,899,799	6,799,272	7,219,236	2.51%
Preferred shares, Series E		373,134	1,500,522	2,160,437	0.75%
Total			8,299,794	9,379,673	3.26%
Chegg, Inc.(12)**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	8,551,589	2.97%
ZocDoc Inc.	New York, NY
Preferred shares, Series A	Online Medical Scheduling	200,000	3,563,178	3,926,702	1.36%
Common Stock		111,866	1,734,878	2,196,322	0.76%
Total			5,298,056	6,123,024	2.12%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Education Technology Company	375,985	4,999,999	4,999,999	1.74%

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	36,720	$4,999,964	$4,999,964	1.74%
Whittle Schools, LLC(1)(3)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.04%
Common shares		229	1,531,734	1,500,000	0.52%
Total			4,531,734	4,500,000	1.56%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	4,443,409	1.54%
Global Education
Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	4,335,671	4,338,009	1.51%
StormWind, LLC(1)(5)	Scottsdale, AZ
Preferred shares, Series B	Interactive Learning Platform	3,279,629	2,019,687	4,205,142	1.46%
Violin Memory, Inc.(9)**	Mountain View, CA
Common Shares	Memory Flash	1,247,498	14,819,618	4,204,068	1.46%
Dataminr, Inc.	New York, NY
Preferred shares, Series B	Social Media Analytics	904,977	2,063,356	2,934,840	1.02%
Preferred shares, Series C		301,369	1,100,909	1,099,997	0.38%
Total			3,164,265	4,034,837	1.40%
Gilt Groupe Holdings, Inc.	New York, NY
Common shares	e-Commerce
Flash Sales		248,600	6,594,433	4,024,389	1.40%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,862	4,000,640	1.39%
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series A	Daily News and Information Site	1,090,909	3,000,000	3,000,000	1.04%
Preferred shares, Series Seed		500,000	500,000	865,000	0.30%
Total			3,500,000	3,865,000	1.34%
Totus Solutions, Inc.(1)	Carrollton, TX
Common shares	LED Lighting	11,307,348	2,840,391	576,675	0.20%
Preferred shares, Series A		8,692,652	2,183,582	2,173,163	0.75%
Preferred shares, Series B		11,111,110	1,000,000	1,001,001	0.35%
Total			6,023,973	3,750,839	1.30%
Fullbridge, Inc.(1)	Cambridge, MA
Preferred shares, Series C	Business Education	1,728,724	3,193,444	3,114,120	1.08%
Term Loan, 10%, 3/31/14***		$250,000	262,612	250,000	0.09%
Term Loan, 10%, 3/31/14***		$250,000	241,239	250,000	0.09%
Common warrants, $0.91 strike price, expire 3/22/2020		186,170	67,021	126,362	0.04%
Common warrants, $0.91 strike price, expire 10/09/2018		82,418	9,901	—	—%

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Common warrants, $0.91 strike price, expire 12/10/2018		82,418	$9,799	$—	—%
Total			3,784,016	3,740,482	1.30%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,731,264	1.30%
Learnist Inc. (f/k/a Grockit, Inc.)(1)(11)	San Francisco, CA
Preferred shares, Series D	Online Learning Platform	2,728,252	2,005,945	2,073,472	0.72%
Preferred shares, Series E		1,731,501	1,503,670	1,499,999	0.52%
Total			3,509,615	3,573,471	1.24%
CUX, Inc. (d/b/a CorpU)(1)	San Francisco, CA
Common Stock	Corporate Education	615,763	2,006,077	2,229,678	0.77%
Convertible preferred shares, Series D		169,033	778,607	697,041	0.24%
Preferred warrants, $4.59 strike price, expire 02/25/2018		16,903	—	—	—%
Total			2,784,684	2,926,719	1.01%
SharesPost, Inc.(6)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,232,283	0.78%
Common warrants, $0.13 strike price, expire 6/15/2018		770,934	23,128	115,640	0.04%
Total			2,282,844	2,347,923	0.82%
TrueCar, Inc.	Santa Monica, CA
Common shares	Online Marketplace	377,358	2,014,863	2,299,997	0.80%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,503,436	0.52%
Preferred shares, Series A		3,579,610	758,017	751,718	0.26%
Total			2,260,379	2,255,154	0.78%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.69%
Preferred shares, Series B		49,505	217,206	249,505	0.09%
Total			2,217,653	2,249,503	0.78%
Silver Spring Networks, Inc.**	Redwood City, CA
Common shares	Smart Grid	102,028	5,145,271	2,142,588	0.74%
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)(1)	Redwood City, CA
Preferred shares, Series A	Incubator	1,000,000	1,021,778	1,188,137	0.41%
Preferred shares, Series B		450,000	605,500	594,068	0.21%
Total			1,627,278	1,782,205	0.62%
ePals Inc.**(1)(10)	Herndon, VA
Common shares	Online Education	33,333,333	2,444,759	1,666,667	0.58%
Common warrants, 0.075 CAD strike price, expire 4/30/2014		11,111,111	—	33,333	0.01%
Total			2,444,759	1,700,000	0.59%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)	New York, NY
Preferred shares, Class A1	Sports Analytics	1,033,452	989,058	1,168,847	0.41%
Preferred warrants, $1.00 strike price, expire 11/21/2017		500,000	31,354	150,000	0.05%

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Term Loan, 12%, 09/30/15***		$250,000	$261,030	$250,000	0.09%
Preferred warrants, $1.166 strike price, expire 09/30/2020		160,806	—	64,322	0.02%
Total			1,281,442	1,633,169	0.57%
Dailybreak, Inc.(1)	Boston, MA
Preferred shares, Series A-1	Social Advertising	1,878,129	2,430,950	1,211,393	0.42%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Software Development	800,000	1,001,650	1,046,830	0.36%
The rSmart Group, Inc.(1)	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,267,240	857,302	0.30%
SinoLending Ltd.**	Shanghai, China
Preferred shares, Class A	Chinese P2P Lending	6,414,368	503,235	577,293	0.20%
Preferred shares, Class B		2,333,108	250,491	247,163	0.09%
Total			753,726	824,456	0.29%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	3,152,417	624,783	600,000	0.21%
Preferred shares, Series A		1,066,626	1,027,391	203,011	0.07%
Total			1,652,174	803,011	0.28%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common Stock	Smart Device Company	150,000	793,152	782,189	0.27%
NestGSV Silicon Valley, LLC(1)(4)	Redwood City, CA
Common membership interest	Incubator	$500,000	500,000	557,084	0.19%
New Zoom, Inc	San Francisco, CA
Preferred shares, Series A	Retail Machines	1,250,000	260,476	308,660	0.11%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	264,941	0.09%
4C Insights (f.k.a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	1,436,404	229,234	0.08%
Preferred warrants, $0.20 strike price, expire 11/14/2016		68,359	75,988	—	—%
Total			1,512,392	229,234	0.08%
Odesk Corporation	Redwood City, CA
Common Shares	Online Workplace Platform	30,000	183,269	184,077	0.06%
Total Portfolio Investments			279,709,118	355,383,653	123.41%
United States Treasury Strip 02/15/2014		$1,791,000	$1,790,785	$1,790,839	0.62%
United States Treasury Strip 02/15/2015		$1,816,000	1,810,625	1,811,987	0.63%
United States Treasury Strip 02/15/2016		$1,834,000	1,810,323	1,816,540	0.63%
United States Treasury Strip 08/15/2014		$1,813,000	1,811,187	1,812,094	0.63%
United States Treasury Strip 08/15/2015		$1,823,000	1,811,205	1,813,411	0.63%
United States Treasury Strip 08/15/2016		$1,851,000	1,811,111	1,820,329	0.63%
Total			10,845,236	10,865,200	3.77%
Total Investments			$290,554,354	$366,248,853	127.18%

See notes to Consolidated Financial Statements

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

See notes to Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to us and certain entities established for tax purposes where we hold a 100% interest. Accordingly, our consolidated financial statements include our accounts and the accounts of the GSVC Holdings and GCL, our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We began consolidating the GSVC Holdings during the quarter ended September 30, 2013.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Rule 3.02A of regulation S-X notes “In deciding upon consolidation policy, the registrant must consider what financial presentation is most meaningful in the circumstances and should follow in the consolidated financial statements principles of inclusion or exclusion which will clearly exhibit the financial position and results of operations of the registrant. At December 31, 2014, the Company was the majority owner of GSV Sustainability, Inc., (“GSV SP”). The Company believes that not consolidating the financial statements of GSV SP, results in a more meaningful presentation of our financial position and results of operations. Further, we believe that it is more useful to readers of our financial statements, to account for GSV SP using the fair value approach, which is consistent with how we account for our other investments in portfolio companies.

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
DECEMBER 31, 2014

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
DECEMBER 31, 2014

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

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices and, accordingly, are classified as Level 2 assets.

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the Portfolio Company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering (“IPO”) by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for Pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio. See Note 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE.

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company’s capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company generally uses an option pricing model to allocate value to each equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. When equity-linked securities expire worthless, any cost associated with these positions is recognized as a realized loss on investments in the consolidated statements of operations and consolidated statements of cash flows. In the event these securities are exercised into common or preferred stock, the cost associated with these securities is reassigned to the cots basis of the new common or preferred stock. These conversions are noted as non-cash operating items on the consolidated statements of cash flow.

Debt Investments

Given the nature of the Company’s current debt investments, principally convertible and promissory notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Since the Company invested in these convertible notes for the primary purpose of potential

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

conversion into equity at a future date, the fair value of the Company’s convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors and methodologies the Company uses to value its equity investments, as discussed above.

Warrants

The Board will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

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

Portfolio Company Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Consolidated Schedules of Investments as of December 31, 2014 and 2013, respectively, for details regarding the nature and composition of the Company’s portfolio.

Cash

The Company places its cash with U.S. Bank, N.A., First Republic Bank, N.A., and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Restricted Cash

As of December 31, 2014, and December 31, 2013, respectively, the Company had Restricted Cash of $48,889 and $22,264 which is included on the Consolidated Statements of Assets and Liabilities Restricted. Restricted Cash consists of excess funds remaining in escrow from the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. See Note 9 for further detail. As of December 31, 2014, restricted cash also includes a $25,000 deposit for the Company’s fidelity bond.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales:  Gains or losses on the sale of investments are determined using the specific identification method.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Interest:  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

Dividends:  Dividend income is recognized on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At December 31, 2014, and December 31, 2013, the Company had no Escrow deposits.

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

In September 2014 we filed our 2013 tax return as a regulated investment company “RIC” and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. Refer to Note 8 for further details.

In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements. At the present time, the Company cannot assure you that it will be eligible to elect to be taxed as a RIC for its 2013 taxable year. If it is not treated as a RIC for 2013, the Company will be taxed as a C corporation under the Code for the 2013 taxable year. Until such time as it qualifies and elects to be taxed as a RIC, GSV will provide for income taxes, if any, as a C Corp. The Company intends to elect to be taxed as a RIC for its 2014 taxable year, if management determines that it is in the Company’s best interests to do so.

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

Deferred Credit Facility Fees

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with a new $18 million credit facility (the “Credit Facility”). The Company incurred $288,249 of legal costs and other fees in connection with opening the Credit Facility. As of December 31, 2014, of the total costs of $288,249 incurred, $261,065 remains to be amortized and is included within deferred credit facility fees on the Consolidated Statements of Assets and Liabilities.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $7,562,488, $5,426,485, and $4,419,345 in base management fees and $0 in incentive fees for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013, and 2012, we accrued incentive fees of $3,614,347, $10,523,552, and $0, respectively, in accordance with the AICPA’s TPA (TIS 6910.2) which considers the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of December 31, 2014, we were owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, we owed GSV Asset Management $23,396 for reimbursement of other expenses.

As of December 31, 2013, we were owed $3,039 from GSV Capital Service Company, LLC for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2013, we owed GSV Asset Management $31,428, which relates to the reimbursement of expenses paid for by GSV Asset Management that were the responsibility of the Company.

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $3,199,904, $3,089,771, and $2,384,764 in such costs incurred under the Administration Agreement for the years ended December 31, 2014, 2013, and 2012, respectively.

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

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At December 31, 2014, the Company had 99 positions in 52 portfolio companies. At December 31, 2013, the Company had 78 positions in 49 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2014 and December 31, 2013.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies:
Common Stock	$55,085,728	$85,598,467	$70,404,617	$81,410,161
Preferred Stock	190,308,932	193,847,045	126,151,898	129,925,500
Common Membership Interest	—	—	500,000	557,084
Term Loans	1,360,331	1,374,210	764,881	750,000
Warrants	301,196	904,345	217,191	489,657
Subtotal – Private Portfolio Companies	247,056,187	281,724,067	198,038,587	213,132,402
Publicly Traded Portfolio Companies:
Common Stock	54,055,502	89,260,250	81,670,531	142,251,251
Total Private and Publicly Traded Portfolio Companies:	301,111,689	370,984,317	279,709,118	355,383,653
Non-Portfolio Investments	107,288,024	107,298,098	10,845,236	10,865,200
Total Investments	$408,399,713	$478,282,415	$290,554,354	$366,248,853

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2014 and December 31, 2013 are as follows:

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$85,598,467	$85,598,467
Preferred Stock	—	—	193,847,045	193,847,045
Term Loans	—	—	1,374,210	1,374,210
Warrants	—	—	904,345	904,345
Subtotal – Private Portfolio Companies	—	—	281,724,067	281,724,067
Publicly Traded Portfolio Companies:
Common Stock	65,586,615	23,673,635	—	89,260,250
Total Private and Publicly Traded Portfolio Companies:	65,586,615	23,673,635	281,724,067	370,984,317
U.S. Treasury Bill	100,000,056	—	—	100,000,056
U.S. Treasury Strips	7,298,042	—	—	7,298,042
Total Assets at Fair Value	$172,884,713	$23,673,635	$281,724,067	$478,282,415
Liabilities:
Embedded Derivative	—	—	1,000	1,000
Total Liabilities at Fair Value	$—	$—	$1,000	$1,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets and liabilities as of December 31, 2014 and 2013, respectively. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of December 31, 2014 and 2013, respectively. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

As of December 31, 2014
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$85,598,467	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.1x – 5.9 (3.0x)
			EBIT multiples	10.20x – 18.90x (16.70x)
			Discount rate	30% – 40% (37%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	193,847,045	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.5x – 5.3x (3.5x)
			EBIT multiples	10.0x – 25.0x (18.1x)
			Discount rate	35% – 45% (40%)
Term Loans	1,374,210	Market approach	Precedent transactions	N/A
Warrants	904,345	Option pricing model	Term to expiration (Years)	2.00 – 3.00 (2.55)
			Stock price	0.13 – 4.59 (1.24)
			Volatility	30% – 50% (38%)
Embedded Derivative	(1,000)	Binomial Lattice Model	Strike Price	16.26
			Volatility	50%
			Annual risk rate	12.5%

As of December 31, 2013
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$81,410,161	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.2x – 6.4x (4.1x)
			EBIT multiples	10.0x – 19.0x (14.5x)
			Discount rate	35% – 40% (38%)
Preferred stock in private companies	129,925,500	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.0x – 6.4x (2.8x)
			EBIT multiples	6.0x – 30.0x (14.8x)
			Discount rate	35% – 50% (41%)
Common membership interest	557,084	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	2.3x – 2.6x (2.5x)
			EBIT multiples	8.0x – 8.7x (8.35x)
			Discount rate	45% (45%)
Structured Note	750,000	Market approach	Precedent transactions	N/A
Warrants	489,657	Option pricing model	Term to expiration	0.33 Years – 3 Years (2.47 Years)
			Stock price	0.07 – 1.17 (0.67)
			Volatility	30% – 45% (39%)
Embedded Derivative	799,000	Binomial Lattice Model	Strike Price	$16.26 ($16.26)
			Volatility	45.00% (45.00%)
			Annual risk rate	15.00% (15.00%)

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The significant unobservable inputs used in determining the fair value of the assets and liabilities are shown above. Increases (decreases) in revenue multiples, EBIT multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal.

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

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the year ended December 31, 2014 and the year ended December 31, 2013 as follows:

	Year ended December 31, 2014
	Common Stock	Preferred Stock	Common Membership Interest	Term Loan	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,793,470	64,529,582	—	4,677,602	159,993	—	71,160,647
Sales of investments	(10,616,170)	(9,286,230)	—	—	(75,988)	—	(19,978,388)
Realized Gain (Loss) included in earnings	5,009,818	4,969,326	—	—	—	—	9,979,144
Exercises, conversions and assignments – In(1)	1,273,125	6,578,563	—	—	—	—	7,851,688
Exercises, conversions and assignments – Out(1)	(2,006,077)	(1,273,125)	(500,000)	(4,072,486)	—	—	(7,851,688)
Change in unrealized appreciation (depreciation) included in earnings	26,657,896	(1,596,571)	(57,084)	19,094	330,683	—	25,354,018
Transfers Out of Level 3	(17,923,756)	—	—	—	—	—	(17,923,756)
Fair Value as of December 31, 2014	$85,598,467	$193,847,045	$—	$1,374,210	$904,345	$—	$281,724,067
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2014	$21,594,387	$361,143	$—	$24,909	$373,338	$—	$22,353,777
Liabilities:
Fair Value of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	—	(798,000)	(798,000)
Fair Value as of December 31, 2014	$—	$—	$—	$—	$—	$1,000	$1,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(1)	During the year ended December 31, 2014, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	Convertible Promissory Note	Preferred shares, Series D
2U, Inc. (f/k/a 2tor, Inc.)	Preferred shares, Series A	Common Stock
Fullbridge, Inc.	Term loan, 10%, 3/31/15	Preferred shares, Series D
CUX, Inc. (d/b/a CorpU)	Common Stock	Convertible preferred shares, Series C
NestGSV Silicon Valley, LLC	Common Membership Interest	Preferred shares, Series C
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
Fullbridge, Inc.	Convertible Promissory Note, 10%, 2/16/15	Preferred shares, Series D

	Year ended December 31, 2013
	Common Stock	Preferred Stock	Common Membership Interest	Term Loans	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2012	$112,855,675	$100,853,882	$500,000	$—	$223,062	$—	$214,432,619
Purchases of investments	8,248,157	59,273,379	—	1,242,325	19,700	—	68,783,561
Exercises, conversions and assignments – In(1)	26,442,820	(26,509,841)	—	—	67,021	—	—
Sales and settlements	—	10,091,058	—	(459,799)	—	—	9,631,259
Realized loss included in earnings	(953,811)	(27,463,851)	—	(15,488)			(28,433,150)
Exercises, conversions and assignments – Out(1)	(2,000,000)	2,000,000	—	—	—	—	—
Change in unrealized appreciation (depreciation) included in earnings	62,256,476	19,839,371	57,084	(17,038)	179,874	—	82,315,767
Transfers Out of Level 3	(125,439,156)	(8,158,498)	—	—	—	—	(133,597,654)
Fair Value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2013	$(75,011,491)	$(2,524,084)	$57,084	$(3,371)	$(179,874)	$—	$(77,661,736)
Liabilities:
Fair Value of December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Embedded derivative from issuance of convertible senior notes	—	—	—	—	—	700,000	700,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	—	99,000	99,000
Fair Value as of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

During the year ended December 31, 2014, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/ Lock-up Expiration Date	Transfer from	December 31, 2014 Valuation Method
TrueCar, Inc.	Lock-up Expiration	11/11/2014	Level 2 to Level 1	Not applicable(1)
Twitter, Inc.	Lock-up Expiration	5/5/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Chegg, Inc.	Lock-up Expiration	5/11/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
TrueCar, Inc.	IPO	5/15/2014	Level 3 to Level 2	Exchange Traded Price, 10.0% DLOM
Control4 Corporation	Lock-up Expiration	1/29/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Violin Memory, Inc.	Lock-up Expiration	3/26/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
2U, Inc. (f/k/a 2tor, Inc.)	IPO	3/28/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM

(1)	The Company fully liquidated its position in TrueCar, Inc. prior to December 31, 2014.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of our common stock were issued during the years ended December 31, 2014 or 2013. The table below details the equity offerings and related expenses incurred by the Company since inception. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE – BASIC AND DILUTED

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Earnings per common share – basic:
Net increase (decrease) in net assets resulting from operations	$(2,062,771)	$35,383,643	$(19,834,250)
Weighted average common shares outstanding – basic(1)	19,320,100	19,320,100	16,096,330
Earnings per common share – basic:	$(0.11)	$1.83	$(1.23)
Earnings per common share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(2,062,771)	$35,383,643	$(19,834,250)
Adjustments for interest on convertible senior notes and deferred debt issuance costs	—	1,269,217	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(2,062,771)	$36,652,860	$(19,834,250)
Weighted average common shares outstanding – basic	19,320,100	19,320,100	16,096,330
Adjustments for dilutive effect of convertible senior notes	—	1,220,914	—
Weighted average common shares outstanding – diluted	19,320,100	20,541,014	16,096,330
Earnings per common share – diluted:	$(0.11)	$1.78	$(1.23)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At December 31, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 7 — FINANCIAL HIGHLIGHTS

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
Per Share Data:
Net asset value at beginning of year	$14.91		$13.07		$12.95
Issuance of common shares	—		—		1.91	(3)
Underwriters’ discount	—		—		(0.72	)(2)
Offering costs	—		—		(0.04	)(2)
Net investment loss	(0.66	)(1)	(0.46	)(1)	(0.51	)(1)
Realized gain (loss)	1.24	(1)	(1.12	)(1)	(0.09	)(1)
(Provision)/Benefit for taxes on net realized capital gains/losses	(0.51	)(1)	0.49	(1)	—	(1)
Change in unrealized appreciation (depreciation)	(0.30	)(1)	4.53	(1)	(0.43	)(4)
(Provision)/Benefit for taxes on unrealized appreciation/deprecation of investments	0.12	(1)	(1.60	)(1)	—	(1)
Net asset value at end of year	$14.80		$14.91		$13.07
Per share market value at end of year	$8.63		$12.09		$8.43
Total return based on market value	(28.62	)%(5)	43.42	%(5)	(39.57	)%(5)
Total return based on net asset value	(0.74	)%(5)	14.08	%(5)	0.93	%(5)
Shares outstanding at end of year	19,320,100		19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of year	$285,903,673		$287,966,444		$252,582,801
Average net assets	$284,953,811		$250,121,052		$208,050,344
Annualized ratio of gross operating expenses to average net assets(6)	7.64%		8.83%		4.10%
Annualized ratio of net income tax provisions to average net assets(6)	(0.50)%		(3.33)%		—
Annualized ratio of net operating expenses to average net assets(6)	7.14%		5.50%		4.10%
Annualized ratio of net investment loss to average net assets(6)	(4.48)%		(3.55)%		(3.98)%

(1)	Based on weighted average number of shares outstanding for the year/period.
(2)	Based on shares outstanding at end of period.
(3)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(4)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(5)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

(6)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the years ended December 31, 2014, December 31, 2013, December 31, 2012, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAX

The Company and its wholly-owned subsidiaries are currently taxable as C Corporations and subject to federal and state corporate income taxes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC. As of December 31, 2014, $134,733 was included in Current Taxes Payable on the Consolidated Statements of Assets and Liabilities relating to the gain realized on the disposition of an asset held by one of its wholly-owned subsidiaries. The reason why it has this current tax liability is because the Company does not file a consolidated income tax return with its wholly-owned subsidiaries. As of December 31, 2013, there were no income taxes receivable or payable.

The Company and its wholly-owned subsidiaries recorded deferred income tax benefits and expenses during the year ended December 31, 2014, which consisted primarily of temporary difference related to certain expenses, net operating losses, capital losses and temporary differences arising from differences between the tax basis and financial reporting basis in underlying investments.

The components of deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013 were as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	15,854,064	9,108,833
Net capital loss carryforwards	—	9,426,234
Incentive fees and other timing differences	5,772,504	4,337,188
Basis differences in investments	—	—
Total gross deferred tax assets	21,626,568	22,872,255
Less: valuation allowance	—	(286,753)
Net deferred tax assets	21,626,568	22,585,502
Deferred tax liabilities:
Basis differences in investments	28,534,235	30,906,063
Net deferred tax liabilities	28,534,235	30,906,063

During 2014 the Company has reevaluated the need of a valuation allowance for its wholly-owned subsidiary, GSVC AE Holdings, Inc. and decided it is no longer necessary as the Company is currently taxed as a C corporation and tax planning to utilize the loss is available.

For federal and state purposes, a portion of the Company’s net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes. The federal and state net operating losses will expire in 2031 – 2035.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 8 — INCOME TAX  – (continued)

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2014	2013	2012
U.S. federal income tax at statutory rate	35.00%	35.00%	34.00%
State taxes, net of federal benefit	5.83%	5.75%	5.83%
Change in valuation allowance	8.25%	(21.71)%	(39.83)%
Prior period true-up	(5.83)%	—	—
Permanent differences	(2.60)%	—	—
Effective tax rate	40.65%	19.04%	—

During 2014, the Company reevaluated applicable rate to measure deferred taxes based on projection of future taxable income, resulting in a reduction in effective rate as a prior period true-up.

In September 2014. The Company filed its 2013 tax return as a regulated investment company “RIC” and is seeking to be granted RIC status for the 2013 taxable year. However, it will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although it filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that it will receive an SEC Certification. In the event that it does not receive such SEC Certification or it is otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, it will be taxed as a C Corporation for the 2013 taxable year. Should it not qualify as a RIC for 2013, it intends to elect to be treated as a RIC for the 2014 taxable year, if management determines that it is in its best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If it opts not to do so or it is unable to qualify, it will continue to be taxed as a C corporation under the Code for the 2014 taxable year.

As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities, other than those that may be associated with its taxable subsidiaries, the GSVC Holdings.

Upon converting from a C corporation to a RIC, the Company may be required to pay a corporate-level tax on the net amount of the net built-in gains, if any, in its assets (i.e., the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) as of the date of conversion (i.e, the beginning of the first taxable year that the Company qualifies as a RIC) to the extent that such gains are recognized by the Company during the applicable recognition period, which is the ten-year period (or shorter applicable period) beginning on the date of conversion. Alternatively, the Company may make a special election to cause the gain to be recognized at the time of the conversion. In that event, the Company would be required to recognize such built-in gain as if its assets were sold at the time of the conversion. The Company does not anticipate making this election at this time. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in this 10-year period, the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 8 — INCOME TAX  – (continued)

corporate-level tax on built-in gain will be a company expense that will reduce the amount available for distribution to stockholders. The built-in gains tax is calculated by determining the RIC’s net unrealized built-in gain, if any, by which the fair market value of the assets of the RIC at the beginning of its first RIC year exceeds the aggregate adjusted basis of such assets at that time. As of January 1, 2013, the Company did not have net unrealized built-in gain. Accordingly, the built-in gains tax will not apply should the Company elect to be treated as a RIC for the 2013 tax year. Should the Company not obtain SEC Certification for the 2013 tax year and it elects to be a RIC for the 2014 tax year, then it is expected that it should not incur built-in gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards alone to completely offset recognized built-in gains as well as available net operating losses.

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

The Company believes that its status as a RIC remains uncertain. For purposes of the financial statements, it has not recognized any tax benefits as a RIC and continued to provide tax liabilities as though it were a C Corporation through the reporting period including liabilities associated with the uncertain tax position, which arise from taxable temporary differences. As a result of the 2013 tax return filing as a RIC, the Company increased gross unrecognized tax benefits to $5,101,553, $4,751,287, of which, if recognized, would affect its effective tax rate by reducing net deferred tax liability.

	2014	2013	2012
Unrecognized tax benefits – January 1	$—	$—	$—
Gross increases – tax positions in prior period	—	—	—
Gross decreases – tax positions in prior period	—	—	—
Gross increases – tax positions in current period	5,101,553	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$5,101,553	$—	$—

The Company identified its major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities examination for the tax years 2011~2014 and 2010 ~2014, respectively.

As of December 31, 2014, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG TERM LIABILITIES

Convertible senior notes payable

On September 17, 2013, the Company issued $69,000,000 aggregate principal amount of the Convertible Senior Notes (the “Convertible Senior Notes”) (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Senior Notes

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9 — LONG TERM LIABILITIES  – (continued)

mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity.

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. At December 31, 2014, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $7,286,332. The excess funds of $23,889 held in escrow will be used to secure the payment of the notes and is included on the Consolidated Statements of Assets and Liabilities as “Restricted Cash”. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of December 31, 2014, of the total offering costs of $3,585,929 incurred, $2,667,069 remains to be amortized and is included within deferred debt issuance costs on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of December 31, 2014 is $1,000 as shown on the Consolidated Statement of Assets and Liabilities. The $798,000 decrease in the estimated fair value of the embedded derivative between December 31, 2013 and December 31, 2014 represents a gain from change in the fair value of embedded derivative as shown on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9 — LONG TERM LIABILITIES  – (continued)

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

NOTE 10 — SUBSEQUENT EVENTS

From December 31, 2014 through March 16, 2015, the Company closed on investments of $4,518,788 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	Incubator	2-Jan-2015	$994,760
Fullbridge, Inc.	Business Education	3-Feb-2015	330,000
Fullbridge, Inc.	Business Education	18-Feb-2015	330,000
Fullbridge, Inc.	Business Education	4-March-2015	364,043
Lyft, Inc.	Peer to Peer Ridesharing	11-March-2015	2,499,985
Total Gross Payments			$4,518,788

From December 31, 2014 through March 16, 2015, the Company sold investments of $9,401,877 net of transaction costs as shown in following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds
Twitter Inc.	12-March-2015	200,000	$47.01	$9,401,877

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 10 — SUBSEQUENT EVENTS  – (continued)

The Company is presently in the final stages of negotiations with respect to a handful of private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From December 31, 2014 through March 16, 2015, the Company has not made any such escrow deposits.

On February 2, 2015, Gilt Groupe Holdings, Inc., completed an equity financing consisting of the issuance and sale of Series AA Convertible Preferred Stock. In connection with the financing, the following actions were approved: a) an Amended and Restated Certificate of Incorporation to effect a recapitalization; b) an increase in the total number of shares of Common Stock issued or reserved for issuance under the 2007 Stock Incentive Plan. A notice of written consent was provided to GSV Capital and other stockholders on February 24, 2015. As a result of the recapitalization, the value of our common stock would change to approximately $4.00 to $6.50 per share.

NOTE 11 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Year Ended December 31, 2014	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total Investment Income	$40,815	$97,033	$21,971	$26,127
Net Investment Loss	(2,794,814)	(3,419,149)	(4,881,287)	(1,684,641)
Net Realized and Unrealized Gains (Losses)	4,858,066	4,223,159	18,421,499	(9,388,397)
Net Increase (Decrease) in Net Assets from Operations	79,704	(920,306)	6,018,713	(7,240,882)
Net Investment Loss per common share – basic	(0.14)	(0.18)	(0.25)	(0.09)
Net Investment Loss per common share – diluted	(0.14)	(0.18)	(0.21)	(0.09)
Net Realized and Unrealized Gains (Losses) per common share – basic	0.25	0.22	0.95	(0.49)
Net Realized and Unrealized Gains (Losses) per common share – diluted	0.25	0.22	0.78	(0.49)
Net Increase (Decrease) in Net Assets from Operations per common share – basic	(0.00)	(0.05)	0.31	(0.37)
Net Increase (Decrease) in Net Assets from Operations per common share – diluted	(0.00)	(0.05)	0.30	(0.37)
Weighted Average Common Shares Outstanding – Basic	19,320,100	19,320,100	19,320,100	19,320,100
Weighted Average Common Shares Outstanding – Diluted	19,320,100	19,320,100	23,564,228	19,320,100

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 11 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)  – (continued)

Year Ended December 31, 2013	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total Investment Income	$4,535	$15,723	$2,644	$26,049
Net Investment Loss	(2,567,725)	(2,386,911)	(3,013,789)	(907,231)
Net Realized and Unrealized Gains (Losses)	(4,923,530)	5,902,614	8,729,535	56,030,509
Net Increase (Decrease) in Net Assets from Operations	(7,491,255)	3,515,703	5,715,746	33,643,449
Net Investment Loss per common share – basic	(0.13)	(0.12)	(0.16)	(0.05)
Net Investment Loss per common share – diluted	(0.13)	(0.12)	(0.16)	(0.05)
Net Realized and Unrealized Gains (Losses) per common share – basic	(0.25)	0.31	0.45	2.90
Net Realized and Unrealized Gains (Losses) per common share – diluted	(0.25)	0.31	0.45	2.38
Net Increase (Decrease) in Net Assets from Operations per common share – basic	(0.38)	0.18	0.30	1.74
Net Increase (Decrease) in Net Assets from Operations per common share – diluted	(0.38)	0.18	0.30	1.47
Weighted Average Common Shares Outstanding – Basic	19,320,100	19,320,100	19,320,100	19,320,100
Weighted Average Common Shares Outstanding – Diluted	19,320,100	19,320,100	19,320,100	23,564,228

Year Ended December 31, 2012	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total Investment Income	$117,805	$110,354	$13,928	$5,990
Net Investment Loss	(1,094,002)	(2,080,119)	(2,334,568)	(2,774,192)
Net Realized and Unrealized Gains (Losses)	1,010,939	(3,394,775)	(4,665,272)	(4,502,261)
Net Increase (Decrease) in Net Assets from Operations	(83,063)	(5,474,894)	(6,999,840)	(7,276,453)
Net Investment Loss per common share – basic & diluted	(0.12)	(0.13)	(0.12)	(0.14)
Net Realized and Unrealized Gains (Losses) per common share – basic & diluted	0.11	(0.21)	(0.24)	(0.23)
Net Increase (Decrease) in Net Assets from Operations per common share – basic & diluted	(0.01)	(0.34)	(0.36)	(0.38)
Weighted Average Common Shares Outstanding – Basic & diluted	9,387,133	16,287,133	19,320,100	19,320,100

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 12 — SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including portfolio investments in which we have a controlling interest. We own certain investments which are considered significant unconsolidated subsidiaries which for the year ended December 31, 2014, met at least one of the significant conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08(g) of Regulation S-X, aggregated summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

Balance Sheet Data as of:	December 31, 2014	December 31, 2013
Current assets	$5,868,770	$2,489,326
Noncurrent assets	1,458,402	1,206,393
Current liabilities	(2,951,251)	(2,128,445)
Noncurrent liabilities	(1,925,000)	(2,145,000)
Non-controlling interest	—	—

Income Statement Data For the years ended:	December 31, 2014	December 31, 2013	December 31, 2012
Revenue	$13,263,877	$9,426,573	$5,926,094
Gross Profit	11,169,530	7,631,945	4,612,047
Income (loss) from operations	(3,460,381)	(2,736,398)	(1,388,376)
Total Net income (Loss) including net income (loss) attributable to Non-controlling interest	(3,723,409)	(2,979,103)	(1,659,353)
Net Income (Loss) attributable to Non-controlling interest	—	—	(159,920)

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 12 — SUPPLEMENTAL FINANCIAL DATA  – (continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 66 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 112 of this Form 10-K.

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fiscal quarter and year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
GSV Capital Corp.

We have audited the internal control over financial reporting of GSV Capital Corp. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, California
March 16, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

(1) The following financial statements are set forth in Item 8:

(2) The following financial statement schedules are filed herewith:

Page
Schedule 12-14
Schedule of Investments in and Advances to Affiliates as of December 31, 2014	116
Schedule 12-14
Schedule of Investments In and Advances to Affiliates as of December 31, 2013	119

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(6)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Convertible Senior Notes due 2018, by and between the Company and the U.S. Bank National Association, as trustee(4)
10.1	Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between the Company and GSV Asset Management, LLC(3)
10.3	Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC(3)
10.4	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.5	Custody Agreement by and between the Company and U.S. Bank National Association(7)
10.6	Form of Trademark License Agreement by and between the Company and GSV Asset Management, LLC(2)

10.7	Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of December 31, 2013(5)
11.1	Computation of Per Share Earnings*
14.1	Code of Ethics(1)
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
(3)	Previously filed in connection with Annual Report on Form 10-K (File No. 814-00852) filed on March 14, 2013, and incorporated by reference herein.
(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on September 18, 2013, and incorporated by reference herein.
(5)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on January 7, 2014, and incorporated by reference herein.
(6)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655) filed on September 20, 2011, and incorporated by reference herein.
(7)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.
*	Filed herewith.

GSV CAPITAL CORP. AND SUBSIDIARIES
DECEMBER 31, 2014

Schedule 12-14
Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
Control Investments
AlwaysOn, Inc.(2)
Preferred shares, Series A-1	$—	$600,000	$251,240	$—	$(359,988)	$491,252
Preferred shares, Series A	—	203,011	—	—	426,298	629,309
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014	—	—	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—
StormWind, LLC(2)(5)
Preferred shares, Series C	—	—	4,000,787	—	338,043	4,338,830
Preferred shares, Series B		4,205,142	—	—	142,466	4,347,608
Preferred shares, Series A		—	110,000	—	281,592	391,592
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		—	—	—	—	—
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)(2)
Preferred shares, Series A	—	1,188,137	—	—	(748,137)	440,000
Preferred shares, Series B	—	594,068	—	—	(328,088)	265,980
Preferred shares, Series C	—	—	2,005,730	—	(501,898)	1,503,832
Preferred shares, Series D	—	—	1,404,499	—	56,058	1,460,557
Common shares	—	—	1,000	—	—	1,000
Convertible Promissory Note	10,233	—	500,000	500,000	—	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	—	—	—	24,375	24,375
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	—	—	—	65,000	65,000
GSV Sustainability Partners(2)
Preferred shares, Class A	—	—	4,851,256	—	(1,256)	4,850,000
Common shares	—	—	10,000	—	—	10,000
Total Control Investments	$10,233					$18,819,335
Affiliate Investments
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	1,500,000	45,363	—	(45,363)	1,500,000
Circle Media (f.k.a. S3 Digital Corp.) (d/b/a S3i)(1)
Preferred shares, Series A	—	1,168,847	507,001	—	29,158	1,705,006
Term Loan, 12%, 09/30/15***	31,423	250,000	22,871	—	15,243	288,114
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	—	—	—	58,019	58,019
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	64,322
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	—	—	—	12,736	12,736
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	150,000	—	—	15,000	165,000

GSV CAPITAL CORP. AND SUBSIDIARIES
DECEMBER 31, 2014

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	$—	$—	$2,006,077	$—	$286,505	$2,292,582
Senior Subordinated Convertible Promissory Note_8%_Due_11/26/2018(12)	7,890	—	1,000,000	—	7,671	1,007,671
Convertible preferred shares, Series D	—	697,041	—	—	19,025	716,066
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	—	—	—	12,508	12,508
Cricket Media (f/k/a ePals Inc.)**(1)(8)
Common shares	—	1,700,000	4,199	—	(1,373,073)	331,126
Curious.com Inc.(1)
Preferred shares, Series B	—	10,000,003	—	—	(3,692)	9,996,311
Dailybreak, Inc.(1)
Preferred shares, Series A-1	—	1,211,393	—	—	(1,211,393)	—
Preferred shares, Series A-2	—	—	426,254	—	(426,254)	—
Declara, Inc.(1)
Preferred shares, Series A	—	—	9,999,999	—	19,826	10,019,825
EdSurge, Inc.(1)
Preferred shares, Series A	—	—	500,801	—	4,527	505,328
Fullbridge, Inc.(1)
Preferred shares, Series C	—	3,114,120	—	—	(1,489,119)	1,625,001
Preferred shares, Series D	—	—	2,956,022	—	155,692	3,111,714
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	126,362	—	—	(124,500)	1,862
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	824	824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	50,970	—	(46,849)	4,121
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	—	23,244	—	(21,321)	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	—	85,779	—	(78,636)	7,143
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018	—	—	—	—	824	824
Convertible Promissory Note, 10% Interest rate, February 16, 2015	80,620	—	1,813,904	1,813,904	—	—
Term Loan, 10%, 3/31/14***	3,336	—	250,000	(250,000)	—	—
Term Loan, 10%, 3/31/14***	3,346	—	250,000	(250,000)	—	—
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	—	4,338,009	98	—	(342,886)	3,995,221
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	—	2,073,472	—	—	245,542	2,319,014
Preferred shares, Series E	—	1,499,999	—	—	110,297	1,610,296
Preferred shares, Series F	—	—	1,450,000	—	—	1,450,000

GSV CAPITAL CORP. AND SUBSIDIARIES
DECEMBER 31, 2014

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
Maven Research, Inc.(1)
Preferred shares, Series C	$—	$1,999,998	$—	$—	$—	$1,999,998
Preferred shares, Series B	—	249,505	—	—	186	249,691
Ozy Media, Inc.(1)
Preferred shares, Series B	—	—	4,999,999	—	—	4,999,999
Preferred shares, Series A	—	3,000,000	200	—	1,164,891	4,165,091
Preferred shares, Series Seed	—	865,000	—	—	708,000	1,573,000
PayNearMe, Inc.(1)
Preferred shares, Series E	—	10,000,000	400	—	(18,336)	9,982,064
The rSmart Group, Inc.(1)
Preferred shares, Series B	—	857,302	—	—	(664,716)	192,586
Strategic Data Command, LLC(1)(7)
Common shares	—	1,046,830	—	—	(46,830)	1,000,000
Totus Solutions, Inc.(1)
Preferred shares, Series B		1,001,001	—	—	(872,099)	128,902
Convertible Promissory Note 6%, Expiration Date, 4/01/2016	3,406	—	76,430	—	1,995	78,425
Preferred shares, Series A		2,173,163	840	—	(2,174,003)	—
Common Shares		576,675	200	—	(576,875)	—
Total Affiliate Investments	130,021					70,172,313

GSV CAPITAL CORP. AND SUBSIDIARIES
DECEMBER 31, 2013

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2012	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2013
Affiliate Investments
AlwaysOn, Inc.(2)
Preferred shares, Series A-1	$—	$—	$624,783	$—	$(24,783)	$600,000
Preferred shares, Series A	—	298,655	—	—	(95,644)	203,011
StormWind, LLC(2)(5)
Preferred shares, Series B	—	2,545,812	—	—	1,659,330	4,205,142
GSV Labs, Inc. (f/ka/ NestGSV, Inc.)(2)
Common membership interest	—	500,000	—	—	57,084	557,084
NestGSV, Inc.)(2)
Preferred shares, Series A	—	1,000,000	—	—	188,137	1,188,137
Preferred shares, Series B	—	—	605,500	—	(11,432)	594,068
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	—	1,531,734	—	(31,734)	1,500,000
Curious.com Inc.(1)
Preferred shares, Series B	—	—	10,000,003	—	0	10,000,003
Dailybreak, Inc.(1)
Preferred shares, Series A-1	—	1,993,283	430,950	—	(1,212,840)	1,211,393
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Series A	7,562	1,033,452	—	—	135,395	1,168,847
Term Loan, 12%, 09/30/15***	—	—	261,030	—	(11,030)	250,000
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	—	106,806	—	(42,484)	64,322
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	31,354		—	118,646	150,000
Cricket Media (f/k/a ePals Inc.)**(1)(8)
Common shares	—	—	2,444,759	—	(778,092)	1,666,667
Common warrants, 0.075 CAD strike price, expire 4/30/2014	—	—	—	—	33,333	33,333
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	13,008	1,999,997	—	—	229,681	2,229,678
Convertible preferred shares, Series D	—	—	778,607	—	(81,566)	697,041
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	—	—	—	—	—
Ozy Media, Inc.(1)
Preferred shares, Series A	—	—	3,000,000	—	0	3,000,000
Preferred shares, Series Seed	—	500,000	—	—	365,000	865,000

GSV CAPITAL CORP. AND SUBSIDIARIES
DECEMBER 31, 2013

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2012	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2013
Fullbridge, Inc.(1)
Preferred shares, Series C	$—	$2,250,001	$943,443	$—	$(79,324)	$3,114,120
Term Loan, 10% 3/31/14	12,813	—	262,612	—	(12,612)	250,000
Term Loan, 10% 3/31/14	3,240	—	241,239	—	8,761	250,000
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	—	67,021	—	59,341	126,362
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	9,799	—	(9,799)	—
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018	—	—	9,901	—	(9,901)	—
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	—	3,003,237	1,335,673	—	(901)	4,338,009
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	—	2,373,579	—	—	(300,107)	2,073,472
Preferred shares, Series E	—	1,506,406	—	—	(6,407)	1,499,999
Maven Research, Inc.(1)
Preferred shares, Series C	—	1,999,998	—	—	—	1,999,998
Preferred shares, Series B	—	310,396	—	—	(60,891)	249,505
PayNearMe, Inc.(1)
Preferred shares, Series E	—	—	10,000,001	—	(1)	10,000,000
The rSmart Group, Inc.(1)
Preferred shares, Series B	—	1,250,000	—	—	(392,698)	857,302
Strategic Data Command, LLC(1)(7)
Common shares	—	—	1,001,650	—	45,180	1,046,830
Totus Solutions, Inc.(1)
Preferred shares, Series B	—	—	1,000,000	—	1,001	1,001,001
Preferred shares, Series A	—	—	2,183,582	—	(10,419)	2,173,163
Common Shares	—	5,000,000	225	(2,183,582)	(2,239,968)	576,675
Total Affiliate Investments	$36,623					$62,740,162

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: March 16, 2015	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 16, 2015	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)