Form 10-Q
period 2015-03-31
GSV Capital Corp.
filed 2015-05-11
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 11, 2015 was 19,320,100.

GSV CAPITAL CORP.

i

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Investments at fair value:
Investments in controlled securities (cost of $19,435,647 and $17,933,651, respectively)(1)	$20,179,675	$18,819,335
Investments in affiliated securities (cost of $85,749,640 and $80,760,208, respectively)(1)	75,411,267	70,172,313
Investments in non-controlled/non-affiliated securities (cost of $198,586,069 and $202,417,830, respectively)	305,832,821	281,992,669
Investments in treasury bill (cost of $100,013,333 and $100,001,692, respectively)	100,013,333	100,000,056
Investments owned and pledged (cost of $5,478,126 and $7,286,332, respectively)	5,492,502	7,298,042
Total Investments (cost of $409,262,815 and $408,399,713, respectively)	506,929,598	478,282,415
Cash	8,060,624	3,472,880
Restricted cash	41,181	48,889
Due from:
GSV Asset Management(1)	105,844	204,825
Portfolio companies(1)	77,436	85,356
Interest and dividends receivable	63,789	26,671
Prepaid expenses and other assets	549,351	596,926
Deferred financing costs	2,693,379	2,928,134
Total Assets	518,521,202	485,646,096
LIABILITIES
Due to:
GSV Asset Management(1)	30,255	23,396
Accounts payable and accrued expenses	184,912	292,950
Accrued incentive fees(1)	22,349,627	14,137,899
Accrued management fees(1)	641,209	641,276
Accrued interest payable	150,938	1,139,458
Payable for securities purchased	89,513,333	90,001,692
Current taxes payable	134,733	134,733
Deferred tax liability	18,452,122	6,907,666
Line of credit payable	16,000,000	18,000,000
Convertible senior notes embedded derivative liability	1,000	1,000
Convertible senior notes payable 5.25% due September 15, 2018	68,494,778	68,462,353
Total Liabilities	215,952,907	199,742,423
Commitments and contingencies (Note 6)
Net Assets	$302,568,295	$285,903,673
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(39,542,087)	(31,972,292)
Accumulated net realized gain on investments	8,318,111	496,782
Accumulated net unrealized appreciation on investments	57,761,556	41,348,468
Net Assets	$302,568,295	$285,903,673
Net Asset Value Per Share	$15.66	$14.80

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
INVESTMENT INCOME
Interest income from affiliated securities(1)	$51,231	$39,928
Interest income from non-affiliated/non-controlled securities	7,793	—
Dividend income from affiliated securities(1)	—	887
Total Investment Income	59,024	40,815
OPERATING EXPENSES
Investment management fees(1)	1,921,128	1,756,196
Accrued incentive fees(1)	8,211,728	969,652
Costs incurred under administration agreement	802,396	908,532
Directors’ fees(1)	85,306	65,000
Professional fees	341,744	456,539
Interest and credit facility expense	1,368,803	1,179,725
Other expenses	121,325	132,899
Gain on fair value adjustment for embedded derivative	—	(620,000)
Total Operating Expenses	12,852,430	4,848,543
Benefit for taxes on net investment loss	5,223,611	2,012,914
Net Investment Loss	(7,569,795)	(2,794,814)
Net Realized Gain:
From non-controlled/non-affiliated securities	13,218,403	7,931,745
Total Realized Gain on investments	13,218,403	7,931,745
Provision for Taxes on realized gains on investments	(5,397,074)	(3,238,531)
Net Change in Unrealized Appreciation (Depreciation) on investments:
From controlled securities	(141,656)	(355,631)
From affiliated securities	249,522	(256,966)
From non-controlled/non-affiliated securities	27,676,215	(2,461,082)
Change in Unrealized Appreciation (Depreciation) on investments	27,784,081	(3,073,679)
(Provision)/Benefit for taxes on unrealized appreciation/depreciation on investments	(11,370,993)	1,254,983
Net Increase in Net Assets Resulting From Operations	$16,664,622	$79,704
Net Increase in Net Assets Resulting From Operations Per Common Share
Basic	$0.86	$—
Diluted	$0.73	$—
Weighted Average Common Shares Outstanding
Basic	19,320,100	19,320,100
Diluted	23,564,228	19,320,100

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Increase in Net Assets Resulting From Operations
Net Investment Loss	$(7,569,795)	$(2,794,814)
Net Realized Gain on Investments	13,218,403	7,931,745
Provision for Taxes on realized gain on investments	(5,397,074)	(3,238,531)
Net Change in Unrealized Appreciation (Depreciation) on investments	27,784,081	(3,073,679)
(Provision)/Benefit for taxes on unrealized appreciation/depreciation on investments	(11,370,993)	1,254,983
Net Increase in Net Assets Resulting From Operations	16,664,622	79,704
Total Increase in Net Assets	16,664,622	79,704
Net Assets at Beginning of Period	285,903,673	287,966,444
Net Assets at End of Period	$302,568,295	$288,046,148
Capital Share Activity
Shares Issued	—	—
Shares Outstanding at Beginning of Period	19,320,100	19,320,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$16,664,622	$79,704
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(13,218,403)	(7,931,745)
Net change in unrealized (appreciation) depreciation on investments	(27,784,081)	3,073,679
Gain on fair value adjustment for embedded derivative	—	(620,000)
Deferred tax liability	11,544,456	(29,365)
Amortization of discount on senior convertible notes	32,425
Amortization of deferred financing costs	234,755	251,589
Amortization of fixed income security premiums and discounts	(15,441)	—
Purchases of investments in:
Portfolio investments	(8,990,125)	(21,929,081)
United States treasury bill	(100,013,333)	—
Proceeds from sales or maturity of investments in:
Portfolio investments	19,558,200	14,132,278
Treasuries strips	1,816,000	1,790,785
United States treasury bill	100,000,000	—
Change in operating assets and liabilities:		—
Deposit with Broker	—	(10,000,000)
Due from GSV Asset Management(1)	98,981	3,039
Due from portfolio companies	7,920	12,374
Prepaid expenses and other assets	47,575	(45,221)
Interest and dividends receivable	(37,118)	(9,006)
Due to GSV Asset Management(1)	6,859	39,221
Payable for securities purchased	(488,359)	—
Accounts payable and accrued expenses	(108,038)	(14,991)
Accrued incentive fees(1)	8,211,728	969,652
Accrued management fees(1)	(67)	—
Accrued interest payable	(988,520)	(885,500)
Net Cash Provided by (Used in) Operating Activities	6,580,036	(21,112,588)
Cash Flows from Financing Activities
Borrowings under credit facility	6,000,000	18,000,000
Payments under credit facility	(8,000,000)	—
Deferred offering costs	—	(43,575)
Change in restricted cash	7,708	125
Net Cash Provided by (Used in) Financing Activities	(1,992,292)	17,956,550
Total Increase (Decrease) in Cash Balance	4,587,744	(3,156,038)
Cash Balance at Beginning of Period	3,472,880	7,219,203
Cash Balance at End of Period	$8,060,624	$4,063,165
Non-Cash Operating Items
Transactions in Investments in Portfolio Companies
Structured notes converted to convertible notes	$609,683	$517,755
Preferred shares converted to common shares	$—	$1,273,125
Interest Paid	$2,357,323	$2,065,225

(1)	This balance is a related party transaction. Refer to Note 2 for more detail.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.**
Common shares	San Francisco, CA Social Communication	1,200,600	$21,213,458	$60,126,048	19.87%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	5,773,690	16,191,055	43,880,044	14.50%
Preferred shares, Series G		326,797	1,008,968	2,490,193	0.82%
Total			17,200,023	46,370,237	15.32%
2U, Inc. (f/k/a 2tor, Inc.)(9)**
Common shares	Landover, MD Online Education	1,319,233	10,032,117	30,371,382	10.04%
Dropbox, Inc.
Common shares	San Francisco, CA Online Storage	760,000	8,641,153	14,844,694	4.91%
Preferred shares, Series A-1		552,486	5,015,773	10,791,428	3.57%
Total			13,656,926	25,636,122	8.48%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,519	14,510,855	4.80%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,300,158	11,598,648	11,607,346	3.84%
Preferred shares, Series D		1,613,413	2,419,911	2,420,120	0.80%
Total			14,018,559	14,027,466	4.64%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	5,480,348	14,000,398	13,974,887	4.62%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	8,941,173	2.96%
Preferred shares, Series C		301,369	1,100,909	2,977,526	0.98%
Total			3,164,265	11,918,699	3.94%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,899,799	6,799,552	9,650,979	3.19%
Preferred shares, Series E		373,134	1,500,522	2,205,353	0.73%
Total			8,300,074	11,856,332	3.92%
Avenues Global Holdings, LLC(3)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	11,307,653	3.74%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	5,003,631	8,660,750	2.86%
Preferred shares, Series E		128,563	2,503,585	2,499,985	0.83%
Total			7,507,216	11,160,735	3.69%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
March 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)
Preferred shares, Series B	Mountain View, CA Daily News and Information Site	922,509	$4,999,999	$5,018,586	1.66%
Preferred shares, Series A		1,090,909	3,000,200	4,178,181	1.38%
Preferred shares, Series Seed		500,000	500,000	1,700,000	0.56%
Total			8,500,199	10,896,767	3.60%
Declara, Inc.(1)
Preferred shares, Series A	Palo Alto, CA Social Cognitive Learning	5,358,195	9,999,999	10,019,825	3.31%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	9,999,590	3.30%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	9,996,311	3.30%
Chegg, Inc.**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	9,403,196	3.11%
StormWind, LLC(2)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning	3,279,629	2,019,687	4,361,907	1.44%
Preferred shares, Series C		2,779,134	4,000,787	4,331,940	1.43%
Preferred shares, Series A		366,666	110,000	485,832	0.16%
Total			6,130,474	9,179,679	3.03%
Lytro, Inc.
Preferred shares, Series C-1	Mountain View, CA Consumer Electronics	2,533,784	7,500,001	7,493,970	2.48%
General Assembly Space, Inc.
Preferred shares, Series C	New York, NY Online Education	126,552	2,999,978	3,146,591	1.04%
Common shares		133,213	2,999,983	2,999,957	0.99%
Total			5,999,961	6,146,548	2.03%
Fullbridge, Inc.(1)
Preferred shares, Series D	Cambridge, MA Business Education	1,655,167	2,956,022	3,111,714	1.04%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.54%
Convertible Promissory Note 10% Due 03/02/16***		$1,030,507	980,395	980,395	0.32%
Common Warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	21,429	0.01%
Common Warrants – Strike Price $0.91, Expiration Date 4/03/2019		412,088	52,063	12,363	—%
Common Warrants – Strike Price $0.91, Expiration Date 3/02/2020		283,106	35,767	8,493	—%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	5,769	—%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	5,585	—%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
March 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Common Warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	$10,412	$2,473	—%
Common Warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	10,413	2,473	—%
Total			7,376,575	5,775,695	1.91%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	5,651,610	1.87%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,346,297	0.78%
Preferred shares, Series E		1,731,501	1,503,670	1,610,296	0.53%
Preferred shares, Series F		1,242,928	1,450,000	1,441,309	0.48%
Total			4,959,615	5,397,902	1.79%
GSV Sustainability Partners(2)
Preferred shares, Class A	Woodside, CA Clean Technology	10,700,000	5,351,412	5,350,000	1.77%
Common shares		100,000	10,000	10,000	—%
Total			5,361,412	5,360,000	1.77%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,601	1.65%
Course Hero, Inc.
Preferred shares, Series A	Redwood City, CA Online Education	2,145,509	5,000,001	5,000,001	1.65%
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)(2)
Preferred shares, Series D	Redwood City, CA Incubator	1,845,420	2,404,499	2,460,560	0.81%
Preferred shares, Series C		1,561,625	2,007,250	1,264,916	0.42%
Preferred shares, Series A		1,000,000	1,021,778	510,000	0.17%
Preferred shares, Series B		450,000	605,503	229,500	0.08%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Common shares		200,000	1,000	18,000	0.01%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	7,500	—%
Total			6,040,030	4,635,476	1.54%
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	0.99%
Common shares		229	1,577,097	1,500,000	0.50%
Total			4,577,097	4,500,000	1.49%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
March 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	San Francisco, CA Corporate Education	615,763	$2,006,077	$2,339,899	0.77%
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(11)		$1,000,000	1,000,000	1,026,707	0.34%
Convertible preferred shares, Series D		169,033	778,607	730,285	0.24%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	12,846	—%
Total			3,784,684	4,109,737	1.35%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.32%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,343,409	3,995,221	1.32%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	2,865,933	0.95%
DogVacay, Inc.
Preferred shares, Series B-1	Santa Monica, CA Dog Boarding	514,562	2,506,119	2,505,917	0.83%
SharesPost, Inc.(1)(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.74%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	146,477	0.05%
Total			2,282,844	2,396,476	0.79%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Series A	New York, NY Sports Analytics	1,462,269	1,496,059	1,649,247	0.55%
Term Loan, 12%, 09/30/15***		$272,500	283,901	296,278	0.10%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	220,000	0.07%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	70,326	0.02%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	64,322	0.02%
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021		38,594	—	15,438	0.01%
Total			1,811,314	2,315,611	0.77%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,500,000	0.50%
Preferred shares, Series A		3,579,610	758,017	750,000	0.25%
Total			2,260,379	2,250,000	0.75%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
March 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	$2,000,447	$1,999,998	0.66%
Preferred shares, Series B		49,505	217,206	249,505	0.08%
			2,217,653	2,249,503	0.74%
Clever, Inc.
Series B Preferred Stock	San Francisco, CA Education Software	1,799,047	2,000,601	2,005,701	0.66%
Gilt Groupe Holdings, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	1,128,644	0.37%
AlwaysOn, Inc.(2)
Preferred shares, Series A	Woodside, CA Social Media	1,066,626	1,027,391	554,646	0.18%
Preferred shares, Series A-1		4,465,925	876,342	446,593	0.15%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	3,281	—%
Total			1,903,733	1,004,520	0.33%
Enjoy Technology, Inc.
Series A Preferred Shares	Menlo Park, CA Online Shopping	879,198	1,002,440	1,002,440	0.33%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,000,000	0.33%
AliphCom, Inc. (d/b/a Jawbone)
Common shares	San Francisco, CA Smart Device Company	150,000	793,152	722,455	0.24%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,801	512,040	0.17%
Cricket Media (f/k/a ePals Inc.)**(1)(8)
Common shares	Herndon, VA Online Education	1,333,333	2,448,959	316,406	0.10%
New Zoom, Inc.
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	275,223	0.09%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	256,437	0.08%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,268,640	196,768	0.07%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	163,725	0.05%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
March 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Totus Solutions, Inc.(1)
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	Carrollton, TX	$76,110	$76,430	$79,550	0.03%
Preferred shares, Series B	LED Lighting	1,111,111	1,000,000	75,044	0.02%
Preferred shares, Series A		869,265	2,184,422	—	—%
Common Shares		1,130,735	2,840,591	—	—%
Total			6,101,443	154,594	0.05%
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	153,710	0.05%
Earlyshares.com
Preferred shares, Series A	Miami, FL Equity Crowd Funding	165,715	261,598	125,115	0.04%
Dailybreak, Inc.(1)
Preferred shares, Series A-2	Boston, MA Social Advertising	347,666	426,254	—	—%
Preferred shares, Series A-1		1,878,129	2,430,950	—	—%
Total			2,857,204	—	—%
Total Portfolio Investments			303,771,356	401,423,763	132.67%
U.S. Treasury
U.S. Treasury Bill, 0%, due 4/2/2015		$100,000,000	$100,013,333	$100,013,333	33.05%
U.S. Treasury Strips(10)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,832,074	1,840,264	0.61%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,825,362	1,830,149	0.61%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,820,690	1,822,089	0.60%
Total			5,478,126	5,492,502	1.82%
Total Investments			$409,262,815	$506,929,598	167.54%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
March 31, 2015
(Unaudited)

(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At March 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its March 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. At March 31, 2015, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its March 31, 2015 closing price less 10.0% as the shares are subject to trading restrictions under SEC Rule 144. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S securities law.
(10)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. As of March 31, 2015, 3 of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At March 31, 2015, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $5,478,126.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.**
Common shares	San Francisco, CA Social Communication	1,600,600	$27,551,563	$57,413,522	20.08%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	5,773,690	16,189,935	42,985,122	15.03%
Preferred shares, Series G		326,797	1,008,968	2,490,193	0.87%
Total			17,198,903	45,475,315	15.90%
Dropbox, Inc.
Common shares	San Francisco, CA Online Storage	760,000	8,641,153	14,516,000	5.08%
Preferred shares, Series A-1		552,486	5,015,773	10,552,483	3.69%
Total			13,656,926	25,068,483	8.77%
2U, Inc. (f/k/a 2tor, Inc.)(9)**
Common shares	Landover, MD Online Education	1,319,233	10,032,117	23,342,509	8.16%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,519	14,510,855	5.08%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,300,158	11,598,648	11,607,346	4.06%
Preferred shares, Series D		1,613,413	2,419,751	2,420,120	0.85%
Total			14,018,399	14,027,466	4.91%
Avenues Global Holdings, LLC(3)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	11,303,410	3.95%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,899,799	6,799,392	9,214,025	3.22%
Preferred shares, Series E		373,134	1,500,522	2,046,909	0.72%
Total			8,299,914	11,260,934	3.94%
Ozy Media, Inc.(1)
Preferred shares, Series B	Mountain View, CA Daily News and Information Site	922,509	4,999,999	4,999,999	1.75%
Preferred shares, Series A		1,090,909	3,000,200	4,165,091	1.46%
Preferred shares, Series Seed		500,000	500,000	1,573,000	0.55%
Total			8,500,199	10,738,090	3.76%
Declara, Inc.(1)
Preferred shares, Series A	Palo Alto, CA Social Cognitive Learning	5,358,195	9,999,999	10,019,825	3.50%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	9,999,590	3.50%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	$10,000,003	$9,996,311	3.50%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	3,914,535	10,000,401	9,982,064	3.49%
StormWind, LLC(2)(5)
Preferred shares, Series C	Scottsdale, AZ Interactive Learning	2,779,134	4,000,787	4,338,830	1.52%
Preferred shares, Series B		3,279,629	2,019,687	4,347,608	1.52%
Preferred shares, Series A		366,666	110,000	391,592	0.14%
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		568,753	—	—	—%
Total			6,130,474	9,078,030	3.18%
Chegg, Inc.**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	8,173,093	2.86%
Lytro, Inc.
Preferred Stock	Mountain View, CA Consumer Electronics	2,533,784	7,500,001	7,500,001	2.62%
General Assembly Space, Inc.
Preferred shares, Series C	New York, NY Online Education	126,552	2,999,978	3,125,467	1.09%
Common shares		133,213	2,999,983	2,999,957	1.05%
Total			5,999,961	6,125,424	2.14%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	5,676,873	1.99%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,319,014	0.81%
Preferred shares, Series E		1,731,501	1,503,670	1,610,296	0.56%
Preferred shares, Series F		1,242,928	1,450,000	1,450,000	0.51%
Total			4,959,615	5,379,310	1.88%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,601	1.75%
Course Hero, Inc.
Preferred shares, Series A	Redwood City, CA Online Education	2,145,509	5,000,001	5,000,001	1.75%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	5,003,634	4,999,054	1.75%
GSV Sustainability Partners(2)
Preferred shares, Class A	Woodside, CA Clean Technology	9,700,000	4,851,256	4,850,000	1.70%
Common shares		100,000	10,000	10,000	0.00%
Total			4,861,256	4,860,000	1.70%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.(1)
Preferred shares, Series C	Cambridge, MA Business Education	1,728,724	$3,193,444	$1,625,001	0.57%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.09%
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020		186,170	67,021	1,862	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018		82,418	9,799	824	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018		412,088	50,970	4,121	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019		192,308	23,244	1,923	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020		714,286	85,779	7,143	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018		82,418	9,901	824	0.00%
Total			6,396,180	4,753,412	1.66%
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.05%
Common shares		229	1,577,097	1,500,000	0.52%
Total			4,577,097	4,500,000	1.57%
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	San Francisco, CA Corporate Education	615,763	2,006,077	2,292,582	0.80%
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018(12)***		$1,000,000	1,000,000	1,007,671	0.35%
Convertible preferred shares, Series D		169,033	778,607	716,066	0.25%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	12,508	0.00%
Total			3,784,684	4,028,827	1.40%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,982	4,000,640	1.40%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,335,769	3,995,221	1.40%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	2,869,320	1.00%
Preferred shares, Series C		301,369	1,100,909	1,075,425	0.38%
Total			3,164,265	3,944,745	1.38%
NestGSV, Inc. (d.b.a. GSV Labs, Inc.),(2)
Preferred shares, Series C	Redwood City, CA Incubator	1,561,625	2,005,730	1,503,832	0.53%
Preferred shares, Series D		1,095,418	1,404,499	1,460,557	0.51%
Preferred shares, Series A		1,000,000	1,021,778	440,000	0.15%
Preferred shares, Series B		450,000	605,500	265,980	0.09%
Common shares		200,000	1,000	1,000	0.00%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	$—	$65,000	0.02%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	24,375	0.01%
Total			5,038,507	3,760,744	1.31%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,357,969	1.17%
Gilt Groupe Holdings, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	3,168,108	1.11%
SharesPost, Inc.(1)(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.79%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	485,688	0.17%
Total			2,282,844	2,735,687	0.96%
DogVacay, Inc.
Preferred shares, Series B-1	Santa Monica, CA Dog Boarding	514,562	2,506,119	2,505,917	0.88%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,606,388	0.56%
Preferred shares, Series A		3,579,610	758,017	803,194	0.28%
Total			2,260,379	2,409,582	0.84%
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i)(1)
Preferred shares, Series A	New York, NY Sports Analytics	1,462,269	1,496,059	1,705,006	0.60%
Term Loan, 12%, 09/30/15***		$272,500	283,901	288,114	0.10%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	58,019	0.02%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	64,322	0.02%
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021		38,594	—	12,736	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	165,000	0.06%
Total			1,811,314	2,293,197	0.80%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.70%
Preferred shares, Series B		49,505	217,206	249,691	0.09%
Total			2,217,653	2,249,689	0.79%
Clever, Inc.
Series B Preferred Stock	San Francisco, CA Education Software	1,799,047	2,000,001	2,000,001	0.70%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AlwaysOn, Inc.(2)
Preferred shares, Series A-1	Woodside, CA Social Media	4,465,925	$876,023	$491,252	0.17%
Preferred shares, Series A		1,066,626	1,027,391	629,309	0.22%
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014		1,313,508	—	—	0.00%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	0.00%
Total			1,903,414	1,120,561	0.39%
AliphCom, Inc. (d/b/a Jawbone)
Common shares	San Francisco, CA Smart Device Company	150,000	793,152	1,013,217	0.35%
Enjoy Technology, Inc.
Series A Preferred Shares	Menlo Park, CA Online Shopping	879,198	1,002,440	1,002,440	0.35%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,000,000	0.35%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,801	505,328	0.18%
Cricket Media (f/k/a ePals Inc.)**(1)(8)
Common shares	Herndon, VA Online Education	1,333,333	2,448,959	331,126	0.12%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	246,160	0.09%
New Zoom, Inc.
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	230,469	0.08%
4C Insights (f.k.a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	219,292	0.08%
Totus Solutions, Inc.(1)(10)
Preferred shares, Series B	Carrollton, TX LED Lighting	1,111,111	1,000,000	128,902	0.05%
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***		$76,110	76,430	78,425	0.03%
Preferred shares, Series A		869,265	2,184,422	—	0.00%
Common Shares		1,130,735	2,840,591	—	0.00%
Total			6,101,443	207,327	0.08%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	192,586	0.07%
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	156,196	0.05%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Earlyshares.com
Preferred shares, Series A	Miami, FL Equity Crowd Funding	165,715	$260,878	$125,115	0.04%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	—	0.00%
Preferred shares, Series A-2		347,666	426,254	—	0.00%
Total			2,857,204	—	0.00%
Total Portfolio Investments			301,111,689	370,984,317	129.76%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/2/2015		$100,000,000	$100,001,692	$100,000,056	34.98%
U.S. Treasury Strips(11)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,828,695	1,834,674	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,822,943	1,826,664	0.64%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,819,165	1,820,904	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2015		$1,816,000	1,815,529	1,815,800	0.63%
Total			7,286,332	7,298,042	2.55%
Total Investments			$408,399,713	$478,282,415	167.29%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
December 31, 2014

(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expired on September 24, 2014. At March 31, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its December 31, 2014 closing price less 10.0%. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S securities law. As such, the Company has applied a 10.0% discount to reflect the aforementioned trading restrictions.
(10)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(11)	Refer to Note 9 — Long Term Liabilities. In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. At March 31, 2015, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $7,286,332.
(12)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (the “Company”, “we”, “our”, “GSV Capital”, or “GSV”) was formed in September 2010 as a Maryland corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management”), and GSV Capital Service Company provides the administrative services necessary for the Company to operate.

The Company’s date of inception is January 6, 2011, which is the date it commenced its development stage activities. The Company’s shares are currently listed on the NASDAQ Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter of 2011.

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

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture capital-backed emerging companies. The Company acquires its investments through direct investments with prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria.

Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2015. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to us and certain entities established for tax purposes where we hold a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the GSVC Holdings and GCL, its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

At March 31, 2015, the Company was the majority owner of GSV Sustainability Partners (“GSV SP”). The Company believes that not consolidating the financial statements of GSV SP, results in a more meaningful presentation of the Company’s financial position and results of operations. Further, accounting for GSV SP using the fair value approach is consistent with how the Company accounts for its other investments in portfolio companies.

Use of Estimates

The preparation of condensed consolidated financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

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

In making a good faith determination of the fair value of investments, the Company considers valuation methodologies consistent with industry practice. Valuation methods, among other measures and as applicable, may include comparisons to prices from secondary market transactions and recent venture capital financings, analysis of financial ratios and valuation metrics of the portfolio companies that issued such private equity securities to peer companies that are public, analysis of the portfolio companies’ most recent financial

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

statements and forecasts, and the markets in which the portfolio company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each factor to determine the fair value of each investment.

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

Level 3.  Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of the Company’s private equity investments).

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

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

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the Portfolio Company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering (“IPO”) by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for Pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio. See Note 3 — INVESTMENTS AT FAIR VALUE.

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company’s capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company generally uses an option pricing model to allocate value to each equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. When equity-linked securities expire worthless, any cost associated with these positions is recognized as a realized loss on investments in the condensed consolidated statements of operations and condensed consolidated statements of cash flows. In the event these securities are exercised into common or preferred stock, the cost associated with these securities is reassigned to the cost basis of the new common or preferred stock. These conversions are noted as non-cash operating items on the condensed consolidated statements of cash flows.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company values its debt investments at amortized cost.

Warrants

The Board will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Valuation of Other Financial Instruments

The carrying amounts of the Company’s other, non-investment, financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature. The embedded derivative liability is carried at fair value.

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

Portfolio Company Investment Classification

GSV is a non-diversified company within the meaning of the 1940 Act. GSV classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2015 and December 31, 2014, respectively, for details regarding the nature and composition of the Company’s portfolio.

Cash

The Company places its cash with U.S. Bank, N.A., and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Restricted Cash

As of March 31, 2015, and December 31, 2014, respectively, the Company had Restricted Cash of $41,181 and $48,889 which is included on the Condensed Consolidated Statements of Assets and Liabilities. Restricted Cash consists of excess funds remaining in escrow from the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. See Note 9 for further detail. As of March 31, 2015, restricted cash also includes a $25,000 deposit for the Company’s fidelity bond.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At March 31, 2015, and December 31, 2014, the Company had no Escrow deposits.

Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, (“the Code”), for its 2012 taxable year. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Certain tax attributes may be subject to limitations on timing and usage. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In September 2014 the Company filed its 2013 tax return as a regulated investment company “RIC” and is seeking to be granted RIC status for its 2013 taxable year, however, the Company will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the Securities and Exchange Commission (the “SEC”) as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although the Company filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that it will receive an SEC Certification. In the event that the Company does not receive such SEC Certification or is otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, it will be taxed as a C Corporation for the 2013 taxable year. Should the Company not qualify as a RIC for 2013, it intends to elect to be treated as a RIC for its 2014 taxable year, if the Company’s management determines that it is in its best interests to do so. For example, it may not be in the Company’s best interests in the event that it experiences large operating losses or has large loss carryforwards. If the Company opts not to do so or is unable to qualify, it will continue to be taxed as a C corporation under the Code for its 2014 taxable year. Refer to Note 8 for further details.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the condensed consolidated financial statements of the Company. Included in the Company’s condensed consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s condensed consolidated financial statements. At the present time, the Company cannot assure its investors that it will be eligible to elect to be taxed as a RIC for its 2013 taxable year. If it is not treated as a RIC for 2013, the Company will be taxed as a C corporation under the Code for the 2013 taxable year. Until such time as it qualifies and elects to be taxed as a RIC, the Company will provide for income taxes, if any, as a C Corp. The Company intends to elect to be taxed as a RIC for its 2014 taxable year, if management determines that it is in the Company’s best interests to do so.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Deferred Financing Costs

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

The Company recorded origination expenses related to the Credit Facility and Convertible Senior Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the respective expected life or maturity. In the event that the Company modifies or extinguishes its debt before maturity, it follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of the Credit Facility, any unamortized deferred costs are expensed. For extinguishments of the Convertible Senior Notes, any unamortized deferred costs are deducted from the basis of the debt in determining the gain or loss from the extinguishment.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its initial public offering. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. GSV Asset Management earned $1,921,128, and $1,756,196 in base management fees for the three months ended March 31, 2015, and 2014, respectively, and $0 in incentive fees for the three months ended March 31, 2015, and 2014. For the three months ended March 31, 2015, and 2014, the Company accrued incentive fees of $8,211,728, and $969,652, respectively, considering the hypothetical liquidation value of the Company’s investment portfolio as of the measurement date.

As of March 31, 2015, the Company was owed $105,844 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition as of March 31, 2015, the Company owed GSV Asset Management $30,255 for reimbursement of other expenses.

As of December 31, 2014, the Company was owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, the Company owed GSV Asset Management $23,396 for reimbursement of other expenses.

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its initial public offering and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $802,396, and $908,532 in such costs incurred under the Administration Agreement for the three months ended March 31, 2015, and 2014, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

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

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At March 31, 2015, the Company had 99 positions in 52 portfolio companies. At December 31, 2014, the Company had 99 positions in 52 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2015 and December 31, 2014.

	March 31, 2015 (Unaudited)		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies:
Common Stock	$55,087,008	$84,436,041	$55,085,728	$85,598,467
Preferred Stock	198,325,029	213,643,985	190,308,932	193,847,045
Debt Investments	2,340,726	2,382,930	1,360,331	1,374,210
Warrants	301,196	743,775	301,196	904,345
Subtotal – Private Portfolio Companies	256,053,959	301,206,731	247,056,187	281,724,067
Publicly Traded Portfolio Companies:
Common Stock	47,717,397	100,217,032	54,055,502	89,260,250
Total Private and Publicly Traded Portfolio Companies:	303,771,356	401,423,763	301,111,689	370,984,317
Non-Portfolio Investments	105,491,459	105,505,835	107,288,024	107,298,098
Total Investments	$409,262,815	$506,929,598	$408,399,713	$478,282,415

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2015 and December 31, 2014 are as follows:

	As of March 31, 2015 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$84,436,041	$84,436,041
Preferred Stock	—	—	213,643,985	213,643,985
Debt Investments	—	—	2,382,930	2,382,930
Warrants	—	—	743,775	743,775
Subtotal – Private Portfolio Companies	—	—	301,206,731	301,206,731

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	As of March 31, 2015 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Publicly Traded Portfolio Companies:
Common Stock	$69,845,650	$30,371,382	$—	$100,217,032
Total Private and Publicly Traded Portfolio Companies:	69,845,650	30,371,382	301,206,731	401,423,763
U.S. Treasury Bill	100,013,333	—	—	100,013,333
U.S. Treasury Strips	5,492,502	—	—	5,492,502
Total Assets at Fair Value	$175,351,485	$30,371,382	$301,206,731	$506,929,598
Liabilities:
Embedded Derivative	$—	$—	$1,000	$1,000
Total Liabilities at Fair Value	$—	$—	$1,000	$1,000

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$85,598,467	$85,598,467
Preferred Stock	—	—	193,847,045	193,847,045
Debt Investments	—	—	1,374,210	1,374,210
Warrants	—	—	904,345	904,345
Subtotal – Private Portfolio Companies	—	—	281,724,067	281,724,067
Publicly Traded Portfolio Companies:
Common Stock	65,586,615	23,673,635	—	89,260,250
Total Private and Publicly Traded Portfolio Companies:	65,586,615	23,673,635	281,724,067	370,984,317
U.S. Treasury Bill	100,000,056	—	—	100,000,056
U.S. Treasury Strips	7,298,042	—	—	7,298,042
Total Assets at Fair Value	$172,884,713	$23,673,635	$281,724,067	$478,282,415
Liabilities:
Embedded Derivative	$—	$—	$1,000	$1,000
Total Liabilities at Fair Value	$—	$—	$1,000	$1,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets and liabilities as of March 31, 2015, and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of March 31, 2015 and December 31, 2014. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

As of March 31, 2015 (Unaudited)
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$84,436,041	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.3x – 3.0x(1.6x)
			EBIT multiples	0.0x – 15.0x(7.5x)
			Discount rate	35.0% – 35.0%(35.0%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	213,643,985	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	0.9x – 13.0x(5.0x)
			EBIT multiples	10.0x – 32.0x(18.8x)
			Discount rate	35.0% – 50.0%(39%)
Debt Investments	2,382,930	Market approach	Precedent transactions	N/A
Warrants	743,775	Option pricing model	Term to expiration (Years)	1.78 – 3.00(2.89)
			Strike price	0.13 – 4.59(0.99)
			Volatility	30.0% – 50.0%(41%)
Embedded Derivative	(1,000)	Binomial Lattice Model	Strike Price	16.26
			Volatility	50%
			Annual risk rate	12.0%

As of December 31, 2014
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$85,598,467	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.1x – 5.9x(3.0x)
			EBIT multiples	10.20x – 18.90x(16.70x)
			Discount rate	30% – 40%(37%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	193,847,045	Market approach	Precedent transactions	N/A
		Income approach	Revenue multiples	1.5x – 5.3x(3.5x)
			EBIT multiples	10.0x – 25.0x(18.1x)
			Discount rate	35% – 45%(40%)
Debt Investments	1,374,210	Market approach	Precedent transactions	N/A

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of December 31, 2014
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Warrants	$904,345	Option pricing model	Term to expiration (Years)	2.00 – 3.00(2.55)
			Strike price	0.13 – 4.59(1.24)
			Volatility	30% – 50%(38%)
Embedded Derivative	(1,000)	Binomial Lattice Model	Strike Price	16.26
			Volatility	50%
			Annual risk rate	12.5%

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

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the three months ended March 31, 2015 and March 31, 2014 as follows:

	Three months ended March 31, 2015 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$—	$281,724,067
Purchases of investments	1,280	8,016,099	972,746	—	—	8,990,125
Net change in unrealized appreciation (depreciation) included in earnings	(1,163,706)	11,780,841	35,974	(160,570)	—	10,492,539
Fair Value as of March 31, 2015	$84,436,041	$213,643,985	$2,382,930	$743,775	$—	$301,206,731
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2015	$(1,163,706)	$11,780,841	$35,974	$(160,570)	$—	$10,492,539
Liabilities:
Fair Value of December 31, 2014	$—	$—	$—	$—	$1,000	$1,000
Fair Value as of March 31, 2015	$—	$—	$—	$—	$1,000	$1,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	Three months ended March 31, 2014 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,740,563	18,585,939	—	1,614,275	—	—	21,940,777
Exercises, conversions and assignments – In(1)	1,273,125	—	—	—	—	—	1,273,125
Exercises, conversions and assignments – Out(1)	—	(1,273,125)	—	—	—	—	(1,273,125)
Net change in unrealized appreciation (depreciation) included in earnings	20,602,350	2,303,609	65,493	(371)	(16,037)	—	22,955,044
Transfers Out of Level 3	(14,856,213)	—	—	—	—	—	(14,856,213)
Fair Value as of March 31, 2014	$90,169,986	$149,541,923	$622,577	$2,363,904	$473,620	$—	$243,172,010
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2014	$15,621,343	$3,739,112	$65,493	$(371)	$(16,037)	$—	$19,409,540
Liabilities:
Fair Value of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	—	(620,000)	(620,000)
Fair Value as of March 31, 2014	$—	$—	$—	$—	$—	$179,000	$179,000

During the three months ended March 31, 2014, the following transfers between levels occurred as a result of the IPO’s of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/Lock-up Expiration Date	Transfer from	March 31, 2014 Valuation Method
Control4 Corporation	Lock-up Expiration	1/29/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Violin Memory, Inc.	Lock-up Expiration	3/26/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
2U, Inc. (f/k/a 2tor, Inc.)	IPO	3/28/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM

The portfolio companies in which the Company invests periodically offer their shares in initial public offerings, (“IPO’s”). The Company’s shares in the portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from level 3 to level 2 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date subject to a discount for a lack of marketability, (“DLOM”). The DLOM for each portfolio company investment is based upon the market value of publicly traded put options with similar terms as the lock-up. Once the lock-up expires, the Company typically transfers the investment from level 2 to level 1 and prices the investment based on the closing price on a public exchange as of the measurement date. In situations where the lock-up

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

has expired, but other factors restrict the sale of the investment, the Company will consider the nature of any restrictions on the sale of the investment. The Company will classify the investment as either level 2 subject to an appropriate DLOM to reflect the restrictions upon sale or as level 1. Refer to Note 1 “Summary of Significant Accounting Policies” for further detail.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during the three months ended March 31, 2015 or the three months ended March 31, 2014.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Earnings per common share – basic:
Net increase in net assets resulting from operations	$16,664,622	$79,704
Weighted average common shares outstanding – basic	19,320,100	19,320,100
Earnings per common share – basic	$0.86	$—
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$16,664,622	$79,704
Adjustments for interest on convertible senior notes and deferred debt issuance costs	627,014	—
Net increase in net assets resulting from operations, as adjusted	$17,291,636	$79,704
Weighted average common shares outstanding – basic	19,320,100	19,320,100
Adjustments for dilutive effect of convertible notes	4,244,128	—
Weighted average common shares outstanding – diluted	23,564,228	19,320,100
Earnings per common share – diluted	$0.73	$—

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2015, and December 31, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended March 31, 2015 (Unaudited)		Three months ended March 31, 2014 (Unaudited)
Per Share Data
Net asset value at beginning of period	$14.80		$14.91
Net investment loss	(0.39	)(1)	(0.14	)(1)
Realized gain	0.68	(1)	0.41	(1)
Provision for taxes on net realized capital gains	(0.28	)(1)	(0.17	)(1)
Net change in unrealized appreciation (depreciation)	1.44	(1)	(0.16	)(1)
(Provision)/Benefit for taxes on unrealized appreciation/deprecation of investments	(0.59	)(1)	0.06	(1)
Net asset value at end of period	$15.66		$14.91
Per share market value at end of period	$9.80		$10.14
Total return based on market value	13.56	%(2)	(16.13	)%(2)
Total return based on net asset value	5.81	%(2)	—	%(2)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$302,568,295		$288,046,148
Average net assets	$296,308,650		$287,546,332
Annualized ratios
Ratio of gross operating expenses to average net assets(3)	17.59%		6.84%
Ratio of net income tax provisions to average net assets(3)	(15.80)%		(0.04)%
Ratio of net operating expenses to average net assets(3)	1.79%		6.80%
Ratio of net investment loss to average net assets(3)	(10.36)%		(3.94)%

(1)	Based on weighted average number of shares outstanding for the year/period.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three months ended March 31, 2015, March 31, 2014, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAX

The Company and its wholly-owned subsidiaries account for income taxes as C Corporations that are subject to federal and state corporate income taxes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC.

For the three months ended March 31, 2015, neither the Company nor its subsidiaries recorded a current income tax expense or benefit since they had net operating losses and capital loss carryforwards from prior years and a net operating loss for these periods. For the three months ended March 31, 2014, the Company did not recognize a current income tax expense or benefit for the same reasons.

The Company and its wholly-owned subsidiaries recorded deferred income tax benefits and expenses for the three months ended March 31, 2015, which consisted primarily of temporary differences related to certain expenses, net operating losses, capital losses and temporary differences arising from differences between the tax basis and financial reporting basis in underlying investments. For the three months ended March 31, 2015,

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 8 — INCOME TAX  – (continued)

the Company recognized a net deferred income tax provision of $11,544,456, which is shown as a benefit for taxes on net investment loss of $5,223,611, a provision for taxes on net realized gains of $5,397,074 and a provision for taxes on unrealized appreciation of $11,370,993 on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014, the Company recognized a net deferred income tax provision of $29,366, which is shown as a benefit for taxes on net investment loss of $2,012,914, a provision for taxes on net realized gains of $3,238,531 and a benefit for taxes on unrealized depreciation of $1,254,983 on the Condensed Consolidated Statements of Operations.

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

In September 2014, the Company filed its 2013 tax return as a regulated investment company “RIC” and is seeking to be granted RIC status for the 2013 taxable year. However, it will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although it filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that it will receive an SEC Certification. In the event that it does not receive such SEC Certification or it is otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, it will be taxed as a C Corporation for the 2013 taxable year. Should it not qualify as a RIC for 2013, it intends to elect to be treated as a RIC for the 2014 and 2015 taxable year, if management determines that it is in its best interests to do so. For example, it may not be in the Company’s best interests in the event that it experiences large operating losses or have large loss carryforwards. If the Company opts not to do so or it is unable to qualify, it will continue to be taxed as a C corporation under the Code for the 2014 taxable year and 2015 taxable year.

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

Upon converting from a C corporation to a RIC, the Company may be required to pay a corporate-level tax on the net amount of the net built-in gains, if any, in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) as of the date of conversion (i.e., the beginning of the first taxable year that the Company qualifies as a RIC) to the extent that such gains are recognized by the Company during the applicable recognition period, which is the ten-year period (or shorter applicable period) beginning on the date of conversion. Alternatively, the Company may make a special election to cause the gain to be recognized at the time of the conversion. In that event, the Company would be required to recognize such built-in gain as if its assets were sold at the time of the conversion. The Company does not anticipate making this election at this time. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in this 10-year period, the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level tax on built-in gain will be a company expense that will reduce the amount available for

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 8 — INCOME TAX  – (continued)

distribution to stockholders. The built-in gains tax is calculated by determining the RIC’s net unrealized built-in gain, if any, by which the fair market value of the assets of the RIC at the beginning of its first RIC year exceeds the aggregate adjusted basis of such assets at that time. As of January 1, 2013, the Company did not have net unrealized built-in gain. Accordingly, the built-in gains tax will not apply should the Company elect to be treated as a RIC for the 2013 tax year. Should the Company not obtain SEC Certification for the 2013 tax year and it elects to be a RIC for the 2014 tax year, then it is expected that it should not incur built-in gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards alone to completely offset recognized built-in gains as well as available net operating losses.

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

The Company believes that its status as a RIC remains uncertain. For purposes of its financial statements, the Company has not recognized any tax benefits as a RIC and continued to provide tax liabilities as though it were a C Corporation through the reporting period including liabilities associated with the uncertain tax position, which arise from taxable temporary differences. As a result of the 2013 tax return filing as a RIC, during the three months ended March 31, 2015, the Company increased gross unrecognized tax benefits to $17,489,665 of which $16,288,846 of unrecognized tax benefits that, if recognized, would affect its effective tax rate by reducing net deferred tax liability. The Company believes that it is reasonably possible that the full amount of unrecognized tax benefits may be reduced within the next 12 months based upon the Company satisfying the RIC Asset and Income tests for the 2014 tax year.

The Company identified its major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities examination for the tax years 2011 ~ 2014 and 2010 ~ 2014, respectively.

The Company accrues all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2015, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG TERM LIABILITIES

Convertible senior notes payable

On September 17, 2013, the Company issued $69,000,000 aggregate principal amount of the Convertible Senior Notes (the “Convertible Senior Notes”) (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Senior Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity.

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. At March 31, 2015, the remaining government securities are shown on the Consolidated Schedule of Investments and have an amortized cost of $5,478,126. The excess funds of $16,181 held in escrow will be used to secure the payment of the notes and is included on the Condensed Consolidated Statements of Assets and Liabilities as “Restricted Cash”, as well as a $25,000 deposit for the Company’s Fidelity Bond. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of March 31, 2015, of the total offering costs of $3,585,929 incurred, $2,693,379 remains to be amortized and is included within deferred financing costs on the Condensed Consolidated Statements of Assets and Liabilities.

As of March 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Senior Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, junior (other than to the extent of the interest escrow) to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

Embedded Derivative

The Convertible Senior Notes contain an interest make-whole payment provision pursuant to which holders who convert their notes prior to September 15, 2016 will receive, in addition to a number of shares the Company’s common stock calculated at the applicable conversion rate for principal amount of notes being converted, the cash proceeds from sale by the escrow agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted. Under ASC 815-10-15-74(a), the interest make-whole payment is considered an embedded derivative and is separated from the host contract, the Convertible Senior Notes, and carried at fair value.

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of March 31, 2015 is $1,000 as shown on the Consolidated Statement of Assets and Liabilities.

Credit Facility

The Company entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide the Company with a new $18 million Credit Facility. Under the Credit Facility, the Company is permitted to borrow an amount equal to the lesser of $18 million or 20% of the Company’s then-current net asset value.

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, the Company must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which the Company has no balance outstanding. Under the terms of the Credit Facility, the Company must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which the Company has no balance outstanding. Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance, in September 2013, of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of March 31, 2015, the Company had $16,000,000 of borrowings under the Credit Facility, and $2,000,000 unused under the Credit Facility.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

NOTE 10 — SUBSEQUENT EVENTS

From March 31, 2015 through May 11, 2015, the Company closed on investment purchases of $1,549,999 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	Incubator	April 3, 2015	$1,499,999
Earlyshares.com	Equity Crowd Funding	April 16, 2015	50,000
Total Gross Payments			$1,549,999

From March 31, 2015 through May 11, 2015, the Company sold investments of $20,608,011 net of transaction costs as shown in following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/Loss
Twitter Inc.	April 15, 2015	100,000	$51.19	$5,118,576	$3,432,729
Twitter Inc.	April 16, 2015	100,000	52.09	5,208,674	3,456,759
Twitter Inc.	April 21, 2015	100,000	51.59	5,158,915	3,369,931
Twitter Inc.	April 22, 2015	100,000	51.22	5,121,846	3,407,000
Totals		400,000	$51.52	$20,608,011	$13,666,419

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

The Company is presently in the final stages of negotiations with respect to several private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From March 31, 2015 through May 11, 2015, the Company has not made any such escrow deposits.

Line of Credit

As of May 11, 2015, the Company had no borrowings outstanding under the Credit Facility, and $18 million unused under the Credit Facility.

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

Investments

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases and sales of new and follow-on investments. The fair value, as of March 31, 2015, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $401,423,763. The following table summarizes the investment purchases we funded during the three months ended March 31, 2015.

Portfolio Company (Industry)	Q1 Fundings
NestGSV, Inc. (d.b.a. GSV Labs, Inc.) (Incubator)	$1,000,000
Fullbridge, Inc. (Business Education)	964,042
Lyft, Inc. (Peer to Peer Ridesharing)	2,499,985
PayNearMe, Inc. (Cash Payment Network)	3,999,998
GSV Sustainability Partners (Clean Technology)	500,000
Capitalized Fees	26,100
Total Gross Payments	$8,990,125

The table below summarizes the investments we sold during the three months ended March 31, 2015.

Investments Sold for three months ended March 31, 2015

Portfolio Company	Quarter	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Twitter, Inc.	Quarter 1	400,000	$48.90	$19,558,200	$13,220,095

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).
(2)	Realized gain (loss) excludes any realized gain (loss) incurred on the maturity of the Company’s treasury investments.

Results of Operations

For the three months ended March 31, 2015, and 2014.

Operating results for the three months ended March 31, 2015, and 2014 are as follows:

	March 31, 2015 (Unaudited)		March 31, 2014 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$59,024	0.00	$40,815	0.00
Interest income	59,024	0.00	39,928	0.00
Dividend income	—	—	887	—
Total Operating Expenses	12,852,430	0.67	4,848,543	0.25
Investment management fees	1,921,128	0.10	1,756,196	0.09
Accrued incentive fees	8,211,728	0.43	969,652	0.05
Costs incurred under our administration agreement	802,396	0.04	908,532	0.05
Directors’ fees	85,306	0.00	65,000	0.00
Professional fees	341,744	0.02	456,539	0.02
Interest Expense	1,368,803	0.07	1,179,725	0.06
Other expenses	121,325	0.01	132,899	0.01
Loss (Gain) on fair value adjustment for embedded derivative	—	—	(620,000)	(0.03)
Benefit for taxes on net investment loss	5,223,611	0.27	2,012,914	0.10
Net Investment Loss	(7,569,795)	(0.39)	(2,794,814)	(0.14)
Net Realized Gains on Investments	13,218,403	0.68	7,931,745	0.41
Provision for taxes on Net Realized Capital Gains	(5,397,074)	(0.28)	(3,238,531)	(0.17)
Net Change in Unrealized Appreciation/(Depreciation) on Investments	27,784,081	1.44	(3,073,679)	(0.16)
(Provision)/Benefit for taxes on Unrealized Appreciation/Depreciation of Investments	(11,370,993)	(0.59)	1,254,983	0.06
Net Increase in Net Assets Resulting From Operations	$16,664,622	0.86	$79,704	0.00

(1)	The per-share figures noted are based on a weighted-average of 19,320,100 and 19,320,100 shares outstanding for the three months ended March 31, 2015 and 2014, respectively.

Results of Operations

Comparison of the three months ended March 31, 2015, and 2014

Investment Income

Investment income increased to $59,024 for the three months ended March 31, 2015, as compared to $40,815 for the three months ended March 31, 2014. The increase was primarily due to the addition of new loans during the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Operating Expenses

Total operating expenses increased to $12,852,430, for the three months ended March 31, 2015, as compared to $4,848,543 for the three months ended March 31, 2014. The increase was primarily due to a significant increase in accrued incentive fees as well as increases in interest expense and investment management fees. The increase in accrued incentive fees resulted from the appreciation of our portfolio for the three months ended March 31, 2015 relative to the three months ended March 31, 2014. The increased management fees are a result of the growth in our total assets, which primarily results from the growth of our investment portfolio for the three months ended March 31, 2015 relative to the three months ended March 31, 2014. The increased interest expense resulted from our borrowings under the Credit Facility during the three months ended March 31, 2015. During the three months ended March 31, 2014 we did not borrow under the Credit Facility.

Benefit for Taxes on Net Investment Loss

For the three months ended March 31, 2015, we recognized a benefit for taxes on net investment loss of $5,223,611, compared to a corresponding benefit of $2,012,914 for three months ended March 31, 2014. The increase in benefit for taxes on net investment loss is due primarily to the significant increase in operating expenses for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Net Investment Loss

For the three months ended March 31, 2015, we recognized a net investment loss of $7,569,795, compared to a corresponding net investment loss of $2,794,814 for the three months ended March 31, 2014. The increase in net investment loss is a result of the increased operating expenses discussed above partially offset by the increased benefit for taxes on net investment loss.

Net Realized Gains on Investments

There was a significant increase in realized gains for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, net realized gains on investments were $13,218,403, which resulted primarily from the sale of Twitter, Inc. For the three months ended March 31, 2014, we had $7,931,745 of realized capital gains, which resulted primarily from the sales of Facebook, Inc. and Control4 Corporation.

Provision for Taxes on Net Realized Capital Gains

For the three months ended March 31, 2015, and 2014, we recognized provisions of $5,397,074 and $3,238,531, respectively, for taxes on net realized capital gains. The increase in the provision for taxes on net realized capital gains is due to the significant increase in net realized gains for the three months ended March 31, 2015 relative to the three months ended March 31, 2014.

Net Change in Unrealized Appreciation (Depreciation) of Investments

For the three months ended March 31, 2015, we had a net change in unrealized appreciation of $27,784,081. For three months ended March 31, 2014, we had a net change in unrealized depreciation of $(3,073,679). The following table summarizes, by Portfolio Company, the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the three months ended March 31, 2015.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	March 31, 2015 (Unaudited)			December 31, 2014
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$9,050,631	$21,213,458	$60,126,048	$38,912,590	$27,551,563	$57,413,522	$29,861,959
Dataminr, Inc.	7,973,954	3,164,265	11,918,699	8,754,434	3,164,265	3,944,745	780,480
2U, Inc. (f/k/a 2tor, Inc.)	7,028,873	10,032,117	30,371,382	20,339,265	10,032,117	23,342,509	13,310,392
Lyft, Inc.	3,658,099	7,507,216	11,160,735	3,653,519	5,003,634	4,999,054	(4,580)
Chegg, Inc.	1,230,103	14,022,863	9,403,196	(4,619,667)	14,022,863	8,173,093	(5,849,770)
Gilt Groupe Holdings, Inc.	(2,039,464)	6,594,433	1,128,644	(5,465,789)	6,594,433	3,168,108	(3,426,325)
Other(1)	881,885	346,728,463	382,820,894	36,092,431	342,030,838	377,241,384	35,210,546
Totals	$27,784,081	$409,262,815	$506,929,598	$97,666,783	$408,399,713	$478,282,415	$69,882,702

(1)	“Other” represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the three months ended March 31, 2015.

(Provision)/Benefit for taxes on Unrealized Appreciation/Depreciation of Investments

For the three months ended March 31, 2015, we recognized a provision for taxes of $11,370,993 on unrealized appreciation of investments.

For the three months ended March 31, 2014, we recognized a benefit for taxes of $1,254,983 on unrealized depreciation of investments.

The change between the two periods is due to the fact that the change in unrealized appreciation from investments increased from $(3.1) million to $27.8 million as shown in the table above. The change in unrealized appreciation for the three months ended March 31, 2015 was primarily due to the appreciation of Twitter, Inc., Dataminr, Inc. and 2U, Inc. (f/k/a 2tor, Inc.), partially offset by the deprecation of Gilt Groupe Holdings, Inc.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2015, the net increase in net assets resulting from operations was $16,664,622.

For the three months ended March 31, 2014, the net increase in net assets resulting from operations was $79,704.

The rise in increase in net assets resulting from operations for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, resulted from the change in unrealized appreciation of the portfolio as a whole, as well as increased realized gains, which were partially offset by a significant increase in operating expenses.

The per-share figures noted above are based on a weighted-average of 19,320,100 shares outstanding for the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of our equity and debt securities, advances from our Credit Facility, as well as sales of our investments.

Our primary use of cash is to make investments and to pay our operating expenses. Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For the three months ended March 31, 2015 and 2014, our operating expenses were $12,852,430, and $4,848,543, respectively.

Cash reserves and Liquid securities	March 31, 2015	March 31, 2014
Cash	$8,060,624	$4,063,165
Amounts available for borrowing under the Credit Facility(1)	2,000,000	18,000,000
Securities of Publicly Traded Portfolio Companies(2)
Unrestricted securities(3)	69,529,244	20,551,717
Subject to other Sales Restrictions(4)(5)	30,687,788	104,300,089
Total	100,217,032	124,851,806
Total Cash reserves and Liquid securities	$110,277,656	$146,914,971

(1)	Subject to leverage and borrowing base restrictions under the Credit facility. Refer to NOTE 9 — LONG TERM LIABILITIES in the notes to the Condensed Consolidated Financial Statements for detail regarding the Credit Facility.
(2)	Our portfolio investments are pledged first to secure the payment of both principal and interest on the Convertible Senior Notes. Thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions in order to pay operating expenses or fund new investments. The Convertible Senior Notes mature on September 15, 2018.
(3)	“Unrestricted securities” represents the common stock of our publicly traded companies that are not subject to lock-up restrictions or any other restrictions on sale at any time during the year.
(4)	As of March 31, 2015, this balance represents our common shares of Cricket Media (f/k/a ePals Inc.) and 2U, Inc. (f/k/a 2tor, Inc.). During the majority of the year, these shares are freely tradable, however at certain times during the year, these shares are subject to black-out periods as a result of Michael Moe’s seats on the Boards of these portfolio companies. During these black-out periods, we are unable to sell these securities under Canadian and U.S. Securities law.
(5)	As of March 31, 2014, this balance represented our common shares of Chegg, Inc. which were subject to lock-up restrictions as of March 31, 2014. This balance also includes our common shares of Cricket Media (f/k/a ePals Inc.) and 2U, Inc. (f/k/a 2tor, Inc.). During the majority of the year, these shares are freely tradable, however at certain times during the year, these shares are subject to black-out periods as a result of Michael Moe’s seats on the Boards of these portfolio companies. During these black-out periods, we are unable to sell these securities under Canadian and U.S. Securities law.

During the three months ended March 31, 2015, cash and cash equivalents increased from approximately $3.5 million at the beginning of the period, to approximately $8.1 million, at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $6.6 million, reflecting purchases of portfolio investments of approximately $9.0 million and proceeds from sales of investments of approximately $19.6 million. During the period, net cash used by financing activities was approximately $2.0 million, primarily reflecting repayments of borrowings under the Credit Facility.

Equity Issuances & Debt Capital Activities

There were no sales of our equity securities during the three months ended March 31, 2015 or the year ended December 31, 2014.

As of March 31, 2015, we had $16,000,000 of borrowings under the Credit Facility, and $2,000,000 unused under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$90.0	$90.0	$—	$—	$—
Convertible Senior Notes	69.0	—	—	69.0	—
Credit Facility(2)(3)	16.0	16.0	—	—	—
Total	$175.0	$106.0	$—	$69.0	$—

(1)	Payable for securities purchased relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on April 2, 2015 when the United States Treasury Bill matured and the $10.5 million margin deposit which was posted as collateral was returned.
(2)	Total unused amount of the Credit Facility as of March 31, 2015 was $2,000,000.
(3)	The weighted average interest rate incurred under the Credit Facility was 8.0% for the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

We may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. In September, 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year. See “U.S. Federal and State Income Taxes.”

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

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69,000,000 aggregate principal amount of the Convertible Senior Notes (including $9,000,000 aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Senior Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity.

The terms of the offering require us to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless we elect to make the interest payments from our available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of our interest in the escrow account. In accordance with the Interest Escrow, we deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. At March 31, 2015, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments and have an amortized cost of $5,478,126. The excess funds of $16,181 held in escrow will be used to secure the payment of the notes and is included on the Condensed Consolidated Statements of Assets and Liabilities as “Restricted Cash”, as well as a $25,000 deposit for the Company’s Fidelity Bond. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of March 31, 2015, of the total offering costs of $3,585,929 incurred, $2,693,379 remains to be amortized and is included within deferred financing costs on the Condensed Consolidated Statements of Assets and Liabilities.

As of March 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes are our senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, junior (other than to the extent of the interest escrow) to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by our subsidiaries.

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

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with a new $18 million Credit Facility. Under the Credit Facility, we are permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value.

The Credit Facility, among other things, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, we must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which we have no balance outstanding. Under the Loan Agreement, we have made certain customary representations and warranties and we are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. As of March 31, 2015, we had $16,000,000 of borrowings outstanding under the Credit Facility.

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

GSV Asset Management earned $1,921,128, and $1,756,196 in base management fees for the three months ended March 31, 2015, and 2014, respectively, and $0 and $0 in incentive fees for the three months ended March 31, 2015, and 2014, respectively. For the three months ended March 31, 2015, and 2014, we accrued incentive fees of $8,211,728, and $969,652, respectively, considering the hypothetical liquidation value of our investment portfolio as of the measurement date.

As of March 31, 2015, we were owed $105,844 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of March 31, 2015, we owed GSV Asset Management $30,255 for reimbursement of other expenses.

As of December 31, 2014, we were owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, we owed GSV Asset Management $23,396 for reimbursement of other expenses.

In February 2013, Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, joined NestGSV, Inc. (d.b.a. GSV Labs, Inc.), one of our portfolio companies, as a Vice President of Business Development, Global Expansion. On August 26, 2014, Diane Flynn, who is the spouse of our president, Mark Flynn, joined NestGSV, Inc. (d.b.a. GSV Labs, Inc.), on a contract basis as Chief Marketing Officer. In

February 2015, she became the Chief Marketing Officer on a full time basis. Ron Johnson, the CEO of Enjoy Technology, Inc., is the brother in law of our president, Mark Flynn.

We entered into an Administration Agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our initial public offering. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $802,396, and $908,532 in such costs incurred under the Administration Agreement for the three months ended March 31, 2015, and 2014, respectively.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, GSV Asset Management currently manages GSV X Fund, a global long/short absolute return fund, and Coursera@GSV Fund, LP, a special purpose vehicle comprised of an underlying investment in Coursera stock, and will likely manage one or more private funds in the future.

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

Critical Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of ours and our consolidated subsidiaries. We are an investment company following accounting and reporting guidance in ASC 946. The condensed consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

U.S. Federal and State Income Taxes

We use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. Certain tax attributes may be subject to limitations on timing and usage. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We may elect to be treated for federal income tax purposes as a RIC effective for the 2013 tax year. In September 2014 we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for our 2013 taxable year, however, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we are certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. Although we filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that we will receive an SEC Certification. In the event that we do not receive such SEC Certification or we are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. To that end, for purposes of our financial statements, we have accrued taxes as though we were a C Corporation for the 2013 taxable year, in the event we are unable to qualify as a RIC. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for our 2014 taxable year, if management determines that it is in our best interests to do so. For example, it may not be in our best interests in the event that we experience large operating losses or have large loss carryforwards. If we opt not to do so or are unable to qualify, we will continue to be taxed as a C corporation under the Code for our 2014 taxable year.

We evaluate tax positions taken or expected to be taken in the course of preparing our condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. We recognize the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. We classify penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. We did not have any unrecognized tax benefits as of the period presented herein. We have identified our major tax jurisdictions as U.S. federal and California, and are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

Recently Adopted Accounting Standards

We do not believe that the adoption of any recently issued accounting standards will have a material impact on our current financial position and results of operations.

Recent Developments

From March 31, 2015 through May 11, 2015, we closed on investment purchases of $1,549,999 plus transaction costs as shown in following table:

Portfolio Company	Industry	Transaction Date	Gross Payments
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	Incubator	April 3, 2015	$1,499,999
Earlyshares.com	Equity Crowd Funding	April 16, 2015	50,000
Total Gross Payments			$1,549,999

From March 31, 2015 through May 11, 2015, we sold investments of $20,608,011 net of transaction costs as shown in following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/Loss
Twitter Inc.	April 15, 2015	100,000	$51.19	$5,118,576	$3,432,729
Twitter Inc.	April 16, 2015	100,000	52.09	5,208,674	3,456,759
Twitter Inc.	April 21, 2015	100,000	51.59	5,158,915	3,369,931
Twitter Inc.	April 22, 2015	100,000	51.22	5,121,846	3,407,000
Totals		400,000	$51.52	$20,608,011	$13,666,419

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

We are presently in the final stages of negotiations with respect to several private company investments that we anticipate entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by us or the seller. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From March 31, 2015 through May 11, 2015, we have not made any such escrow deposits.

Line of Credit

As of May 11, 2015, we had no borrowings outstanding under the Credit Facility, and $18 million unused under the Credit Facility.

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

As of March 31, 2015, all of our debt investments bore a fixed rate of interest. As of March 31, 2015, all of our borrowings bear a fixed rate of interest with the exception of the Credit Facility which is indexed to the prime rate. We do not expect a significant impact on net investment income, due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income should the prime rate rise.

At March 31, 2015 we borrowed $16.0 million under the Credit Facility, which allows us to borrow a maximum of $18.0 million. The amount we borrow under the Credit Facility will vary based on our business needs throughout the year. As such we are not able to forecast our utilization under the Credit Facility, and thus have assumed full utilization of the Credit Facility, in order to present the worst-case scenario that rising interest rates could have on our net income. The table below assumes we had fully drawn on the Credit Facility, during the quarter ended March 31, 2015, and shows the impact on quarterly net income of changes in interest rates (assuming no other changes in our investment and borrowing structure):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 Basis points	$—	$495,000	$(495,000)
Up 200 Basis points	$—	$450,000	$(450,000)
Up 100 Basis points	$—	$405,000	$(405,000)
Down 100 Basis points(1)	$—	$—	$—
Down 200 Basis points(1)	$—	$—	$—
Down 300 Basis points(1)	$—	$—	$—

(1)	The Credit Facility, bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. As such the effective minimum interest rate we will incur on borrowings under the Credit Facility is 8%. As the prime rate was at 3.25% as of March 31, 2015, only increases in the prime rate will affect our net income.

Item 4. Controls and Procedures

As of March 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(6)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Convertible Senior Notes due 2018, by and between the Company and the U.S. Bank National Association, as trustee(4)
10.1	Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between the Company and GSV Asset Management, LLC(3)
10.3	Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC(3)
10.4	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.5	Custody Agreement by and between the Company and U.S. Bank National Association(7)
10.6	Form of Trademark License Agreement by and between the Company and GSV Asset Management, LLC(2) 52 TABLE OF CONTENTS
10.7	Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of December 31, 2013(5)
11.1	Computation of Per Share Earnings (Included in Note 5 to the condensed consolidated financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
(3)	Previously filed in connection with Annual Report on Form 10-K (File No. 814-00852) filed on March 14, 2013, and incorporated by reference herein.
(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on September 18, 2013, and incorporated by reference herein.
(5)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on January 7, 2014, and incorporated by reference herein.
(6)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655) filed on September 20, 2011, and incorporated by reference herein.
(7)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at March 31, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$629,309	$—	$—	$(74,663)	$554,646
Preferred shares, Series A-1	—	491,252	320	—	(44,979)	446,593
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	3,281	3,281
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	23,077	4,361,907
Preferred shares, Series B	—	4,347,608	—	—	(15,668)	4,331,940
Preferred shares, Series A	—	391,592	—	—	94,240	485,832
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	1,000,000	—	3	2,460,560
Preferred shares, Series C	—	1,503,832	1,520	—	(240,436)	1,264,916
Preferred shares, Series A	—	440,000	—	—	70,000	510,000
Preferred shares, Series B	—	265,980	—	—	(36,480)	229,500
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	80,000	145,000
Common shares	—	1,000	—	—	17,000	18,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	(16,875)	7,500
GSV Sustainability Partners
Preferred shares, Class A	—	4,850,000	500,156	—	(156)	5,350,000
Common shares	—	10,000	—	—		10,000
Total Control Investments	$—	$18,819,335				$20,179,675
Affiliate Investments
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)
Preferred shares, Series A	—	1,705,006	—	—	(55,759)	1,649,247
Term Loan, 12%, 09/30/15***	8,063	288,114	—	—	8,164	296,278
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	55,000	220,000
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	58,019	—	—	12,307	70,326
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	64,322
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	12,736	—	—	2,702	15,438

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at March 31, 2015
CUX, Inc. (d/b/a CorpU)
Convertible preferred shares, Series C	$—	$2,292,582	$—	$—	$47,317	$2,339,899
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(5)	19,726	1,007,671	—	—	19,036	1,026,707
Convertible preferred shares, Series D	—	716,066	—	—	14,219	730,285
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	12,508	—	—	338	12,846
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	331,126	—	—	(14,720)	316,406
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	9,996,311
Dailybreak, Inc.
Preferred shares, Series A-1	—	—	—	—	—	—
Preferred shares, Series A-2	—	—	—	—	—	—
Declara, Inc.
Preferred shares, Series A	—	10,019,825	—	—	—	10,019,825
EdSurge, Inc.
Preferred shares, Series A	—	505,328	—	—	6,712	512,040
Fullbridge, Inc.
Preferred shares, Series D	—	3,111,714	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	1,625,001
Convertible Promissory Note, 10% Interest rate, February 16, 2015***	22,300	—	977,994	—	2,401	980,395
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	1,862	—	—	19,567	21,429
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	11,539	12,363
Common warrants, $0.91 Strike Price, Expiration Date 3/02/2020	—	4,121	—	—	4,372	8,493
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	3,846	5,769
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	7,143	—	—	(1,558)	5,585
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	1,649	2,473
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	2,473	2,473
Global Education Learning (Holdings) Ltd.**
Preferred shares, Series A	—	3,995,221	7,640	—	(7,640)	3,995,221
Learnist Inc. (f/k/a Grockit, Inc.)
Preferred shares, Series D	—	2,319,014	—	—	27,283	2,346,297
Preferred shares, Series E	—	1,610,296	—	—	—	1,610,296
Preferred shares, Series F	—	1,450,000	—	—	(8,691)	1,441,309
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	(186)	249,505

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at March 31, 2015
Ozy Media, Inc.
Preferred shares, Series B	$—	$4,999,999	$—	$—	$18,587	$5,018,586
Preferred shares, Series A	—	4,165,091	—	—	13,090	4,178,181
Preferred shares, Series Seed	—	1,573,000	—	—	127,000	1,700,000
PayNearMe, Inc.
Preferred shares, Series E	—	9,982,064	3,999,998	—	(7,175)	13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	1,400	—	2,782	196,768
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	—	1,000,000
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	1,142	78,425	—	—	1,125	79,550
Preferred shares, Series B	—	128,902	—	—	(53,858)	75,044
Preferred shares, Series A	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—
Total Affiliate Investments	$51,231	$70,172,313				$75,411,267

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At March 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its March 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$600,000	$251,240	$—	$(359,988)	$491,252
Preferred shares, Series A	—	203,011	—	—	426,298	629,309
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014	—	—	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	—	4,000,787	—	338,043	4,338,830
Preferred shares, Series B		4,205,142	—	—	142,466	4,347,608
Preferred shares, Series A		—	110,000	—	281,592	391,592
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		—	—	—	—	—
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series A	—	1,188,137	—	—	(748,137)	440,000
Preferred shares, Series B	—	594,068	—	—	(328,088)	265,980
Preferred shares, Series C	—	—	2,005,730	—	(501,898)	1,503,832
Preferred shares, Series D	—	—	1,404,499	—	56,058	1,460,557
Common shares	—	—	1,000	—	—	1,000
Convertible Promissory Note***	10,233	—	500,000	500,000	—	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	—	—	—	24,375	24,375
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	—	—	—	65,000	65,000
GSV Sustainability Partners
Preferred shares, Class A	—	—	4,851,256	—	(1,256)	4,850,000
Common shares	—	—	10,000	—	—	10,000
Total Control Investments	$10,233	$6,790,358				$18,819,335
Affiliate Investments
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	1,500,000	45,363	—	(45,363)	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)
Preferred shares, Series A	—	1,168,847	507,001	—	29,158	1,705,006
Term Loan, 12%, 09/30/15***	31,423	250,000	22,871	—	15,243	288,114
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	—	—	—	58,019	58,019
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	64,322
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	—	—	—	12,736	12,736
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	150,000	—	—	15,000	165,000

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
CUX, Inc. (d/b/a CorpU)
Convertible preferred shares, Series C	$—	$—	$2,006,077	$—	$286,505	$2,292,582
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	7,890	—	1,000,000	—	7,671	1,007,671
Convertible preferred shares, Series D	—	697,041	—	—	19,025	716,066
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	—	—	—	12,508	12,508
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	1,700,000	4,199	—	(1,373,073)	331,126
Curious.com Inc.
Preferred shares, Series B	—	10,000,003	—	—	(3,692)	9,996,311
Dailybreak, Inc.
Preferred shares, Series A-1	—	1,211,393	—	—	(1,211,393)	—
Preferred shares, Series A-2	—	—	426,254	—	(426,254)	—
Declara, Inc.
Preferred shares, Series A	—	—	9,999,999	—	19,826	10,019,825
EdSurge, Inc.
Preferred shares, Series A	—	—	500,801	—	4,527	505,328
Fullbridge, Inc.
Preferred shares, Series C	—	3,114,120	—	—	(1,489,119)	1,625,001
Preferred shares, Series D	—	—	2,956,022	—	155,692	3,111,714
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	126,362	—	—	(124,500)	1,862
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	824	824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	50,970	—	(46,849)	4,121
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	—	23,244	—	(21,321)	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	—	85,779	—	(78,636)	7,143
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018	—	—	—	—	824	824
Convertible Promissory Note, 10% Interest rate, February 16, 2015***	80,620	—	1,813,904	1,813,904	—	—
Term Loan, 10%, 3/31/14***	3,336	—	250,000	(250,000)	—	—
Term Loan, 10%, 3/31/14***	3,346	—	250,000	(250,000)	—	—
Global Education Learning (Holdings) Ltd.**
Preferred shares, Series A	—	4,338,009	98	—	(342,886)	3,995,221
Learnist Inc. (f/k/a Grockit, Inc.)
Preferred shares, Series D	—	2,073,472	—	—	245,542	2,319,014
Preferred shares, Series E	—	1,499,999	—	—	110,297	1,610,296
Preferred shares, Series F	—	—	1,450,000	—	—	1,450,000

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
Maven Research, Inc.
Preferred shares, Series C	$—	$1,999,998	$—	$—	$—	$1,999,998
Preferred shares, Series B	—	249,505	—	—	186	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	—	4,999,999	—	—	4,999,999
Preferred shares, Series A	—	3,000,000	200	—	1,164,891	4,165,091
Preferred shares, Series Seed	—	865,000	—	—	708,000	1,573,000
PayNearMe, Inc.
Preferred shares, Series E	—	10,000,000	400	—	(18,336)	9,982,064
The rSmart Group, Inc.
Preferred shares, Series B	—	857,302	—	—	(664,716)	192,586
Strategic Data Command, LLC(3)
Common shares	—	1,046,830	—	—	(46,830)	1,000,000
Totus Solutions, Inc.(5)
Preferred shares, Series B		1,001,001	—	—	(872,099)	128,902
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	3,406	—	76,430	—	1,995	78,425
Preferred shares, Series A		2,173,163	840	—	(2,174,003)	—
Common Shares		576,675	200	—	(576,875)	—
Total Affiliate Investments	$130,021	$52,663,042				$70,172,313

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(5)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(6)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: May 11, 2015	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: May 11, 2015	By: /s/ William F. Tanona William F. Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)