Form 10-Q
period 2015-06-30
GSV Capital Corp.
filed 2015-08-10
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 10, 2015 was 19,320,100.

GSV CAPITAL CORP.

i

ii

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $19,031,912 and $17,933,651 respectively)(1)	$20,666,877	$18,819,335
Investments in affiliated securities (cost of $85,207,517 and $80,760,208 respectively)(1)	75,297,514	70,172,313
Investments in non-controlled/non-affiliated securities (cost of $194,193,416 and $202,417,830 respectively)	294,378,268	281,992,669
Investments in treasury bill (cost of $100,001,569 and $100,001,692 respectively)	100,001,569	100,000,056
Investments owned and pledged (amortized cost of $5,485,542 and $7,286,332 respectively)(2)	5,498,112	7,298,042
Total Investments (cost of $403,919,956 and $408,399,713 respectively)	495,842,340	478,282,415
Cash	8,049,760	3,472,880
Restricted cash	41,181	48,889
Due from:
GSV Asset Management(1)	1,124	204,825
Portfolio companies(1)	68,371	85,356
Interest and dividends receivable	119,248	26,671
Prepaid expenses and other assets	63,982	596,926
Deferred financing costs	2,514,558	2,928,134
Total Assets	506,700,564	485,646,096
LIABILITIES
Due to:
GSV Asset Management(1)	29,325	23,396
Accounts payable and accrued expenses	62,169	292,950
Accrued incentive fees(1)	23,914,966	14,137,899
Accrued management fees(1)	670,128	641,276
Accrued interest payable	1,056,563	1,139,458
Payable for securities purchased	89,501,569	90,001,692
Current taxes payable	134,733	134,733
Deferred tax liability	19,153,303	6,907,666
Line of credit payable	—	18,000,000
Convertible Senior Notes embedded derivative liability	—	1,000
Convertible Senior Notes payable 5.25% due September 15, 2018	68,528,012	68,462,353
Total Liabilities	203,050,768	199,742,423
Commitments and contingencies (Note 6)
Net Assets	$303,649,796	$285,903,673
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(43,157,161)	(31,972,292)
Accumulated net realized gain on investments	16,386,895	496,782
Accumulated net unrealized appreciation on investments	54,389,347	41,348,468
Net Assets	$303,649,796	$285,903,673
Net Asset Value Per Share	$15.72	$14.80

(1)	This balance is a related-party transaction. Refer to Note 2 to the Condensed Consolidated Financial Statements for more detail.
(2)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips with an original cost of $10,845,236. As of June 30, 2015, three of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At June 30, 2015, the remaining government securities are shown on the Condensed Consolidated Statements of Assets and Liabilities as “Investments owned and Pledged” with an amortized cost of $5,485,542.

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income from controlled securities(1)	$—	$667	$—	$5,733
Interest income from affiliated securities(1)	69,165	68,591	120,396	103,453
Interest income from non-controlled/non-affiliated securities	7,945	27,775	15,738	27,775
Dividend income from non-controlled/non-affiliated securities	46,781	—	46,781	887
Total Investment Income	123,891	97,033	182,915	137,848
OPERATING EXPENSES
Management fees(1)	2,010,385	1,933,663	3,931,513	3,689,859
Incentive fees(1)	1,565,339	844,633	9,777,067	1,814,285
Costs incurred under administration agreement(1)	785,036	929,701	1,587,432	1,838,233
Directors’ fees	107,500	65,000	192,806	130,000
Professional fees	394,228	402,555	735,972	859,094
Interest and credit facility expense	1,228,783	1,533,971	2,597,586	2,713,696
Other expenses	143,153	186,028	264,478	318,927
Gain on fair value adjustment for embedded derivative	(1,000)	(20,000)	(1,000)	(640,000)
Total Operating Expenses	6,233,424	5,875,551	19,085,854	10,724,094
Benefit for taxes on net investment loss	2,494,459	2,359,369	7,718,070	4,372,283
Net Investment Loss	(3,615,074)	(3,419,149)	(11,184,869)	(6,213,963)
Net Realized Gain (Loss):
From affiliated securities	—	—	—	10,419
From non-controlled/non-affiliated securities	13,636,614	(7,249,566)	26,855,017	671,760
Net Realized Gain (Loss) on investments	13,636,614	(7,249,566)	26,855,017	682,179
(Provision)/Benefit for taxes on realized gains/losses on investments	(5,567,830)	2,959,998	(10,964,904)	(278,533)
Net Change in Unrealized Appreciation (Depreciation) on investments:
From controlled securities	(8,277)	(24,693)	(33,572)	(439,092)
From affiliated securities	(804,967)	(3,566,018)	(657,088)	(3,764,212)
From non-controlled/non-affiliated securities	(4,931,155)	15,063,436	22,730,342	12,602,350
Total Change in Unrealized Appreciation (Depreciation) on investments	(5,744,399)	11,472,725	22,039,682	8,399,046
(Provision)/Benefit for taxes on unrealized appreciation/depreciation on investments	2,372,190	(4,684,314)	(8,998,803)	(3,429,331)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,081,501	$(920,306)	$17,746,123	$(840,602)
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$0.06	$(0.05)	$0.92	$(0.04)
Diluted(2)	$0.06	$(0.05)	$0.81	$(0.04)
Weighted Average Common Shares Outstanding
Basic	19,320,100	19,320,100	19,320,100	19,320,100
Diluted(2)	19,320,100	19,320,100	23,564,228	19,320,100

(1)	This balance is a related-party transaction. Refer to Note 2 for more detail.
(2)	Refer to “Note 5 — Net Increase (Decrease) in Net Assets Per Common Share — Basic and Diluted” for further detail.

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Increase (Decrease) in Net Assets Resulting From Operations
Net Investment Loss	$(11,184,869)	$(6,213,963)
Net Realized Gain on Investments	26,855,017	682,179
Provision for Taxes on realized gain on investments	(10,964,904)	(278,533)
Net Change in Unrealized Appreciation on investments	22,039,682	8,399,046
Provision for taxes on unrealized appreciation on investments	(8,998,803)	(3,429,331)
Net Increase (Decrease) in Net Assets Resulting From Operations	17,746,123	(840,602)
Total Increase (Decrease) in Net Assets	17,746,123	(840,602)
Net Assets at Beginning of Period	285,903,673	287,966,444
Net Assets at End of Period	$303,649,796	$287,125,842
Capital Share Activity
Shares Issued	—	—
Shares Outstanding at Beginning of Period	19,320,100	19,320,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$17,746,123	$(840,602)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(26,855,017)	(682,179)
Net change in unrealized appreciation on investments	(22,039,682)	(8,399,046)
Gain on fair value adjustment for embedded derivative	(1,000)	(640,000)
Deferred tax liability	12,245,637	(664,418)
Amortization of discount on senior convertible notes	65,659	—
Amortization of deferred financing costs	413,576	516,348
Amortization of fixed income security premiums and discounts	(37,092)	(27,553)
Change in restricted cash	7,708	125
Non-cash dividend income	(46,781)	—
Purchases of investments in:
Portfolio investments	(10,544,564)	(35,548,349)
United States treasury bills	(200,014,903)	(160,001,251)
Proceeds from sales or maturity of investments in:
Portfolio investments	40,162,114	32,975,438
Treasuries strips	1,816,000	1,790,785
United States treasury bills	200,000,000	80,000,584
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	203,701	(32,367)
Due from portfolio companies(1)	16,985	30,927
Prepaid expenses and other assets	532,944	21,619
Interest and dividends receivable	(92,577)	31,576
Due to GSV Asset Management(1)	5,929	(554,331)
Payable for securities purchased	(500,123)	72,000,667
Accounts payable and accrued expenses	(230,781)	(33,344)
Accrued incentive fees(1)	9,777,067	1,814,285
Accrued management fees(1)	28,852	—
Accrued interest payable	(82,895)	131,130
Net Cash Provided by (Used in) Operating Activities	22,576,880	(18,109,956)
Cash Flows from Financing Activities
Borrowings under credit facility	6,000,000	18,000,000
Payments under credit facility	(24,000,000)	(2,858,667)
Deferred offering costs	—	(56,300)
Net Cash Provided by (Used in) Financing Activities	(18,000,000)	15,085,033
Total Increase (Decrease) in Cash Balance	4,576,880	(3,024,923)
Cash Balance at Beginning of Period	3,472,880	7,219,203
Cash Balance at End of Period	$8,049,760	$4,194,280

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Supplemental Information:
Interest Paid	$2,680,481	$2,582,566
Non-Cash Operating Items
Transactions in Portfolio Company Investments
Preferred shares converted to common shares	$—	$1,273,125
Convertible notes converted to preferred shares	$—	$3,064,135
Structured notes converted to convertible notes	$609,683	$—
Term loan converted to preferred shares	$—	$503,851
Common shares converted to preferred shares	$—	$2,006,077
Common membership interest converted to preferred shares	$—	$500,000
Decrease in accounts payable	$—	$(222,097)
Non-Cash Financing Items
Increase in deferred offering costs	$—	$56,300

(1)	This balance is a related-party transaction. Refer to Note 2 for more detail.

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	5,773,690	$16,191,055	$46,168,644	15.20%
Preferred shares, Series G		326,797	1,008,968	2,614,376	0.87%
Total			17,200,023	48,783,020	16.07%
2U, Inc. (f/k/a 2tor, Inc.)(9)**
Common shares	Landover, MD Online Education	1,319,233	10,032,117	38,219,499	12.59%
Dropbox, Inc.
Common shares	San Francisco, CA Online Storage	760,000	8,641,153	17,385,000	5.73%
Preferred shares, Series A-1		552,486	5,015,773	12,642,479	4.16%
Total			13,656,926	30,027,479	9.89%
Twitter, Inc.**
Common shares	San Francisco, CA Social Communication	800,600	14,271,866	28,997,732	9.55%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,519	14,510,855	4.78%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,300,158	11,598,648	11,607,346	3.82%
Preferred shares, Series D		1,613,413	2,420,631	2,420,120	0.80%
Total			14,019,279	14,027,466	4.62%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	5,480,348	14,000,398	13,974,887	4.60%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,899,799	6,800,952	10,087,028	0.73%
Preferred shares, Series E		373,134	1,500,522	2,204,862	3.32%
Total			8,301,474	12,291,890	4.05%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	8,909,182	2.93%
Preferred shares, Series C		301,369	1,100,909	2,966,872	0.98%
Total			3,164,265	11,876,054	3.91%
Avenues Global Holdings, LLC(3)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	11,313,275	3.73%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	11,237,917	3.70%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	5,003,631	8,662,526	2.85%
Preferred shares, Series E		128,563	2,503,585	2,499,985	0.83%
Total			7,507,216	11,162,511	3.68%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)
Preferred shares, Series B	Mountain View, CA Daily News and Information Site	922,509	$4,999,999	$5,050,976	0.56%
Preferred shares, Series A		1,090,909	3,000,200	4,211,199	1.39%
Preferred shares, Series Seed		500,000	500,000	1,711,742	1.66%
Total			8,500,199	10,973,917	3.61%
Declara, Inc.(1)
Preferred shares, Series A	Palo Alto, CA Social Cognitive Learning	5,358,195	9,999,999	10,019,825	3.30%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	9,996,311	3.29%
StormWind, LLC(2)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning	3,279,629	2,019,687	4,415,727	1.46%
Preferred shares, Series C		2,779,134	4,000,787	4,401,490	1.45%
Preferred shares, Series A		366,666	110,000	493,683	0.16%
Total			6,130,474	9,310,900	3.07%
Chegg, Inc.**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	9,273,089	3.05%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	8,152,255	2.68%
Lytro, Inc.
Preferred shares, Series C-1	Mountain View, CA Consumer Electronics	2,533,784	7,500,241	7,500,001	2.47%
General Assembly Space, Inc.
Preferred shares, Series C	New York, NY Online Education	126,552	2,999,978	3,116,745	0.99%
Common shares		133,213	2,999,983	2,999,957	1.02%
Total			5,999,961	6,116,702	2.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)
Preferred shares, Series D	Redwood City, CA Incubator	2,970,422	3,904,498	3,960,563	1.30%
Preferred shares, Series C		1,561,625	2,007,250	1,257,964	0.41%
Preferred shares, Series A		1,000,000	1,021,778	389,825	0.13%
Preferred shares, Series B		450,000	605,500	215,250	0.07%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Common shares		200,000	1,000	18,000	0.01%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	9,375	0.00%
Total			7,540,026	5,995,977	1.97%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.(1)
Preferred shares, Series D	Cambridge, MA Business Education	1,655,167	$2,956,022	$3,111,714	1.02%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.54%
Convertible Promissory Note 10% Due 03/02/16***		$1,030,507	992,389	1,063,031	0.36%
Common Warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	21,429	0.01%
Common Warrants – Strike Price $0.91, Expiration Date 4/03/2019		412,088	52,063	12,363	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/02/2020		283,106	35,767	8,493	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	5,769	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	5,585	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	2,473	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	10,413	2,473	0.00%
Total			7,388,569	5,858,331	1.93%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,355,843	0.78%
Preferred shares, Series E		1,731,501	1,503,670	1,611,278	0.53%
Preferred shares, Series F		1,242,928	1,450,000	1,452,234	0.47%
Total			4,959,615	5,419,355	1.78%
GSV Sustainability Partners(2)
Preferred shares, Class A	Woodside, CA Clean Technology	10,700,000	5,351,412	5,350,000	1.77%
Common shares		100,000	10,000	10,000	0.00%
Total			5,361,412	5,360,000	1.77%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,601	1.65%
Course Hero, Inc.
Preferred shares, Series A	Redwood City, CA Online Education	2,145,509	5,000,001	5,000,001	1.65%
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	0.99%
Common shares		229	1,577,097	1,500,000	0.49%
Total			4,577,097	4,500,000	1.48%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.32%
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	San Francisco, CA Corporate Education	615,763	2,006,077	2,132,258	0.70%
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(11)		$1,000,000	1,000,000	1,047,342	0.35%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Convertible preferred shares, Series D		169,033	$778,607	$664,523	0.22%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	7,775	0.00%
Total			3,784,684	3,851,898	1.27%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	4,344,969	3,755,828	1.24%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,185,106	1.05%
DogVacay, Inc.
Preferred shares, Series B-1	Santa Monica, CA Dog Boarding	514,562	2,506,119	2,505,917	0.83%
SharesPost, Inc.(1)(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.74%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	146,477	0.05%
Total			2,282,844	2,396,476	0.79%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,500,000	0.25%
Preferred shares, Series A		3,579,610	758,017	750,000	0.49%
Total			2,260,379	2,250,000	0.74%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.08%
Preferred shares, Series B		49,505	217,206	249,691	0.66%
Total			2,217,653	2,249,689	0.74%
Clever, Inc.
Preferred shares, Series B	San Francisco, CA Education Software	1,799,047	2,000,601	2,000,675	0.66%
Circle Media (f/k/a. S3 Digital Corp. (d/b/a S3i))(1)
Preferred shares, Series A	New York, NY Sports Analytics	1,462,269	1,496,699	1,312,527	0.43%
Term Loan, 12%, 09/30/15***		$272,500	283,901	304,769	0.10%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	200,000	0.07%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	58,019	0.02%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	53,066	0.02%
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021		38,594	—	12,736	0.00%
Total			1,811,954	1,941,117	0.64%
Gilt Groupe Holdings, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	1,194,922	0.39%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AlwaysOn, Inc.
Preferred shares, Series A	Woodside, CA Social Media	1,066,626	$1,027,391	$554,646	0.18%
Preferred shares, Series A-1		4,465,925	876,343	446,593	0.15%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	3,281	0.00%
Total			1,903,734	1,004,520	0.33%
Enjoy Technology, Inc.
Preferred shares, Series A	Menlo Park, CA Online Shopping	879,198	1,002,440	1,002,440	0.33%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	989,277	1,000,000	0.33%
Tynker (f/k/a Neuron Fuel, Inc.)
Preferred shares, Series A	San Jose, CA Computer Software	534,162	309,310	791,361	0.26%
AliphCom, Inc. (d/b/a Jawbone)
Common shares	San Francisco, CA Smart Device Company	150,000	793,152	573,560	0.19%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,801	500,801	0.16%
New Zoom, Inc.
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	287,548	0.09%
Cricket Media (f/k/a ePals Inc.)**(8)
Common shares	Herndon, VA Online Education	1,333,333	2,448,959	237,440	0.08%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,269,163	210,691	0.07%
Earlyshares.com, Inc.
Preferred shares, Series A	Miami, FL Equity Crowdfunding	165,715	261,598	125,115	0.04%
Convertible Promissory Note 5%, 8/02/2016(12)		$50,000	50,840	50,528	0.02%
Total			312,438	175,643	0.06%
Upwork Global Inc. (f/k/a Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	183,269	156,180	0.05%
4C Insights (f/k/a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	130,653	0.04%
Totus Solutions, Inc.(1)
Convertible Promissory Note 6%, 4/01/2016***	Carrollton, TX LED Lighting	$76,110	77,190	40,344	0.01%
Preferred shares, Series B		1,111,111	1,000,000	—	0.00%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Preferred shares, Series A		869,265	$2,184,422	$—	0.00%
Common Shares		1,130,735	2,840,591	—	0.00%
Total			6,102,203	40,344	0.01%
Dailybreak, Inc.(1)
Preferred shares, Series A-2	Boston, MA Social Advertising	347,666	426,254	—	0.00%
Preferred shares, Series A-1		1,878,129	2,430,950	—	0.00%
Total			2,857,204	—	0.00%
Total Portfolio Investments			298,432,845	390,342,659	128.55%
U.S. Treasury
U.S. Treasury Bill, 0%, due 7/2/2015		$100,000,000	$100,001,569	$100,001,569	32.93%
U.S. Treasury Strips(10)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,835,497	1,842,708	0.61%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,827,810	1,832,459	0.60%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,822,235	1,822,945	0.60%
Total			5,485,542	5,498,112	1.81%
Total Investments			$403,919,956	$495,842,340	163.29%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2015
(Unaudited)

(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At June 30, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its June 30, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. At June 30, 2015, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its June 30, 2015 closing price less 10.0% as the shares are subject to trading restrictions under SEC Rule 144. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S securities law.
(10)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. As of June 30, 2015, 3 of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At June 30, 2015, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments with an amortized cost of $5,485,542.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(12)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or b) the maturity of the note (August 2, 2016). Interest will compound annually beginning on February 26, 2015.

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.**
Common shares	San Francisco, CA Social Communication	1,600,600	$27,551,563	$57,413,522	20.08%
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Cyber Security	5,773,690	16,189,935	42,985,122	15.03%
Preferred shares, Series G		326,797	1,008,968	2,490,193	0.87%
Total			17,198,903	45,475,315	15.90%
Dropbox, Inc.
Common shares	San Francisco, CA Online Storage	760,000	8,641,153	14,516,000	5.08%
Preferred shares, Series A-1		552,486	5,015,773	10,552,483	3.69%
Total			13,656,926	25,068,483	8.77%
2U, Inc. (f/k/a 2tor, Inc.)(9)**
Common shares	Landover, MD Online Education	1,319,233	10,032,117	23,342,509	8.16%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,519	14,510,855	5.08%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,300,158	11,598,648	11,607,346	4.06%
Preferred shares, Series D		1,613,413	2,419,751	2,420,120	0.85%
Total			14,018,399	14,027,466	4.91%
Avenues Global Holdings, LLC(3)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	11,303,410	3.95%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,899,799	6,799,392	9,214,025	3.22%
Preferred shares, Series E		373,134	1,500,522	2,046,909	0.72%
Total			8,299,914	11,260,934	3.94%
Ozy Media, Inc.(1)
Preferred shares, Series B	Mountain View, CA Daily News and Information Site	922,509	4,999,999	4,999,999	1.75%
Preferred shares, Series A		1,090,909	3,000,200	4,165,091	1.46%
Preferred shares, Series Seed		500,000	500,000	1,573,000	0.55%
Total			8,500,199	10,738,090	3.76%
Declara, Inc.(1)
Preferred shares, Series A	Palo Alto, CA Social Cognitive Learning	5,358,195	9,999,999	10,019,825	3.50%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	9,999,590	3.50%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	9,996,311	3.50%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	3,914,535	$10,000,401	$9,982,064	3.49%
StormWind, LLC(2)(5)
Preferred shares, Series C	Scottsdale, AZ Interactive Learning	2,779,134	4,000,787	4,338,830	1.52%
Preferred shares, Series B		3,279,629	2,019,687	4,347,608	1.52%
Preferred shares, Series A		366,666	110,000	391,592	0.14%
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		568,753	—	—	—%
Total			6,130,474	9,078,030	3.18%
Chegg, Inc.**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	8,173,093	2.86%
Lytro, Inc.
Preferred Stock	Mountain View, CA Consumer Electronics	2,533,784	7,500,001	7,500,001	2.62%
General Assembly Space, Inc.
Preferred shares, Series C	New York, NY Online Education	126,552	2,999,978	3,125,467	1.09%
Common shares		133,213	2,999,983	2,999,957	1.05%
Total			5,999,961	6,125,424	2.14%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	5,676,873	1.99%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	2,319,014	0.81%
Preferred shares, Series E		1,731,501	1,503,670	1,610,296	0.56%
Preferred shares, Series F		1,242,928	1,450,000	1,450,000	0.51%
Total			4,959,615	5,379,310	1.88%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,601	1.75%
Course Hero, Inc.
Preferred shares, Series A	Redwood City, CA Online Education	2,145,509	5,000,001	5,000,001	1.75%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	5,003,634	4,999,054	1.75%
GSV Sustainability Partners(2)
Preferred shares, Class A	Woodside, CA Clean Technology	9,700,000	4,851,256	4,850,000	1.70%
Common shares		100,000	10,000	10,000	0.00%
Total			4,861,256	4,860,000	1.70%

See notes to Condensed Consolidated Financial Statements

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

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a. GSV Labs, Inc.),(2)
Preferred shares, Series C	Redwood City, CA Incubator	1,561,625	$2,005,730	$1,503,832	0.53%
Preferred shares, Series D		1,095,418	1,404,499	1,460,557	0.51%
Preferred shares, Series A		1,000,000	1,021,778	440,000	0.15%
Preferred shares, Series B		450,000	605,500	265,980	0.09%
Common shares		200,000	1,000	1,000	0.00%
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	65,000	0.02%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	24,375	0.01%
Total			5,038,507	3,760,744	1.31%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	3,357,969	1.17%
Gilt Groupe Holdings, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	6,594,433	3,168,108	1.11%
SharesPost, Inc.(1)(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.79%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	485,688	0.17%
Total			2,282,844	2,735,687	0.96%
DogVacay, Inc.
Preferred shares, Series B-1	Santa Monica, CA Dog Boarding	514,562	2,506,119	2,505,917	0.88%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,606,388	0.56%
Preferred shares, Series A		3,579,610	758,017	803,194	0.28%
Total			2,260,379	2,409,582	0.84%
Circle Media (f/k/a. S3 Digital Corp. (d/b/a S3i))(1)
Preferred shares, Series A	New York, NY Sports Analytics	1,462,269	1,496,059	1,705,006	0.60%
Term Loan, 12%, 09/30/15***		$272,500	283,901	288,114	0.10%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	58,019	0.02%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	64,322	0.02%
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021		38,594	—	12,736	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	165,000	0.06%
Total			1,811,314	2,293,197	0.80%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.70%
Preferred shares, Series B		49,505	217,206	249,691	0.09%
Total			2,217,653	2,249,689	0.79%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Clever, Inc.
Series B Preferred Stock	San Francisco, CA Education Software	1,799,047	$2,000,001	$2,000,001	0.70%
AlwaysOn, Inc.(2)
Preferred shares, Series A-1	Woodside, CA Social Media	4,465,925	876,023	491,252	0.17%
Preferred shares, Series A		1,066,626	1,027,391	629,309	0.22%
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014		1,313,508	—	—	0.00%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	0.00%
Total			1,903,414	1,120,561	0.39%
AliphCom, Inc. (d/b/a Jawbone)
Common shares	San Francisco, CA Smart Device Company	150,000	793,152	1,013,217	0.35%
Enjoy Technology, Inc.
Preferred shares, Series A	Menlo Park, CA Online Shopping	879,198	1,002,440	1,002,440	0.35%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	1,001,650	1,000,000	0.35%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,801	505,328	0.18%
Cricket Media (f/k/a ePals Inc.)**(1)(8)
Common shares	Herndon, VA Online Education	1,333,333	2,448,959	331,126	0.12%
Neuron Fuel, Inc.
Preferred shares, Series AAI	San Jose, CA Computer Software	250,000	262,530	246,160	0.09%
New Zoom, Inc.
Preferred shares, Series A	San Francisco, CA Retail Machines	1,250,000	260,476	230,469	0.08%
4C Insights (f/k/a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	219,292	0.08%
Totus Solutions, Inc.(1)(10)
Preferred shares, Series B	Carrollton, TX LED Lighting	1,111,111	1,000,000	128,902	0.05%
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***		$76,110	76,430	78,425	0.03%
Preferred shares, Series A		869,265	2,184,422	—	0.00%
Common Shares		1,130,735	2,840,591	—	0.00%
Total			6,101,443	207,327	0.08%
The rSmart Group, Inc.(1)
Preferred shares, Series B	Scottsdale, AZ Higher Education Learning Platform	1,201,923	1,267,240	192,586	0.07%

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Odesk Corporation
Common Shares	Redwood City, CA Online Workplace Platform	30,000	$183,269	$156,196	0.05%
Earlyshares.com
Preferred shares, Series A	Miami, FL Equity Crowdfunding	165,715	260,878	125,115	0.04%
Dailybreak, Inc.(1)
Preferred shares, Series A-1	Boston, MA Social Advertising	1,878,129	2,430,950	—	0.00%
Preferred shares, Series A-2		347,666	426,254	—	0.00%
Total			2,857,204	—	0.00%
Total Portfolio Investments			301,111,689	370,984,317	129.76%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/2/2015		$100,000,000	$100,001,692	$100,000,056	34.98%
U.S. Treasury Strips(11)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,828,695	1,834,674	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,822,943	1,826,664	0.64%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,819,165	1,820,904	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2015		$1,816,000	1,815,529	1,815,800	0.63%
Total			7,286,332	7,298,042	2.55%
Total Investments			$408,399,713	$478,282,415	167.29%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expired on September 24, 2014. At December 31, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its December 31, 2014 closing price less 10.0%. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S securities law. As such, the Company has applied a 10.0% discount to reflect the aforementioned trading restrictions.
(10)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(11)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips with an original cost of $10,845,236. At December 31, 2014, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments and have an amortized cost of $7,286,332.
(12)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

See notes to Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (the “Company,” “GSV Capital” or “GSV”) was formed in September 2010 as a Maryland corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management”), and GSV Capital Service Company, LLC (“GSV Capital Service Company”) provides the administrative services necessary for the Company to operate.

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

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to the Company and certain entities established for tax purposes where the Company

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

holds a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the GSVC Holdings and GCL, its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. The Company has reclassified certain prior period accounts on the Condensed Consolidated Statements of Assets and Liabilities and Condensed Consolidated Statements of Operations to simplify the presentation. Refer to the table below for the reclassifications to the December 31, 2014 Condensed Consolidated Statements of Assets and Liabilities.

	Reclassified Amounts	Prior Period Amounts
Deferred financing costs	$2,928,134	$—
Deferred credit facility fees	—	261,065
Deferred debt issuance costs	—	2,667,069
Prepaid expenses and other assets	596,926	—
Prepaid expenses	—	179,556
Other Assets	—	417,370

There was no net effect on the total assets, liabilities, or net assets as of December 31, 2014 as a result of these reclassifications.

Refer to the table below for the reclassifications to the Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2014	Reclassified Amounts	Prior Period Amounts
Other expenses	$186,028	$22,341
Insurance expense		60,303
Investor relations expense		103,384

For the six months ended June 30, 2014	Reclassified Amounts	Prior Period Amounts
Other expenses	$318,927	$40,592
Insurance expense		120,039
Investor relations expense		158,296

Use of Estimates

The preparation of condensed consolidated financial statements requires the Company to make a number of significant estimates. These include estimates of the fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

Investments at fair value

The Company applies fair value accounting in accordance with GAAP. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

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

Level 1 — Valuations based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date.

Level 2 — Valuations based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

Level 3 — Valuations based on unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. Refer to “Levelling Policy” for a detailed discussion of the levelling of the Company’s financial assets or liabilities and events that may cause a reclassification with the fair value hierarchy.

Securities for which market quotations are readily available on an exchange are valued at the closing price of such security on the valuation date; however, if they are subject to restrictions upon sale (such as lock-up restrictions), they may be discounted accordingly. The Company may also obtain quotes with respect to certain of its investments from pricing services, brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined to be adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, the board of directors or the valuation committee of the board of directors (the “Valuation Committee”), does not represent fair value, shall each be valued as follows:

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

4.	The Valuation Committee discusses the valuations and recommends to the Company’s board of directors a fair value for each investment in the portfolio in good faith based on the input of GSV Asset Management and the independent third-party valuation firm; and,
5.	The Company’s board of directors then discusses the valuations recommended by the Valuation Committee and determines in good faith the fair value of each investment in the portfolio.

In making a good faith determination of the fair value of investments, the Company considers valuation methodologies consistent with industry practice. Valuation methods utilized include, but are not limited to the following: comparisons to prices from secondary market transactions; venture capital financings; public offerings; purchase or sales transactions; as well as analysis of financial ratios and valuation metrics of the portfolio companies that issued such private equity securities to peer companies that are public, analysis of the portfolio companies’ most recent financial statements and forecasts, and the markets in which the portfolio company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each method to determine the fair value of each investment.

The Company engages at least one independent valuation firm to perform valuations of its investments that are not publicly traded or for which there are no readily available market quotations. The Company considers the independent valuations provided by the valuation firm(s), among other factors, in making its fair value determinations. The table below shows the percentages of the Company’s non-publicly traded investments, for which an independent valuation firm was engaged to perform valuations, during the current and prior fiscal year.

For the quarter ended March 31, 2014	100%
For the quarter ended June 30, 2014	100%
For the quarter ended September 30, 2014	100%
For the quarter ended December 31, 2014	100%
For the quarter ended March 31, 2015	100%
For the quarter ended June 30, 2015	100%

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. However, equity investments with readily available market quotations that are subject to sales restrictions may be valued at a discount for a lack of marketability, (“DLOM”), to the most recently available closing market prices depending upon the nature of the sales restriction. These investments are generally classified as Level 2 assets. The DLOM used is generally based upon the market value of publicly traded put options with similar terms.

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the relevant portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the Portfolio Company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering (“IPO”) by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

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

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company values its debt investments at amortized cost plus accrued interest which approximates fair value.

Warrants

The board of directors will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Levelling Policy

The portfolio companies in which the Company invests periodically offer their shares in IPOs. The Company’s shares in the portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 2 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date, subject to an appropriate DLOM. Once the lock-up expires, the Company typically transfers the investment from Level 2 to Level 1 and prices the investment based on the closing price on a public exchange as of the measurement date. In situations where the lock-up has expired, but other factors restrict the sale of the investment, the Company will consider the nature of any restrictions on the sale of the investment. The Company will classify the investment as either Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale or as Level 1. The Company transfers investments between levels based on the fair value at the end of measurement period in accordance with ASC 820.

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
June 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Portfolio Company Investment Classification

GSV is a non-diversified company within the meaning of the 1940 Act. GSV classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2015 and December 31, 2014, respectively, for details regarding the nature and composition of the Company’s portfolio.

Cash

The Company places its cash with U.S. Bank, N.A., and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Deferred Financing Costs

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Company recorded origination expenses related to the Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the respective expected life of the Credit Facility. In the event that the Company modifies or extinguishes the Credit Facility, it follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of the Credit Facility, any unamortized deferred costs are expensed. As of June 30, 2015, $146,238 remains to be amortized and is included within deferred financing costs on the Condensed Consolidated Statements of Assets and Liabilities.

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year and mature on September 15, 2018 (the “Convertible Senior Notes”) (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Company recorded origination expenses related to the Convertible Senior Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the respective life of the Convertible Senior Notes. In the event that the Company modifies or extinguishes its debt before maturity, it follows the guidance in ASC 470-50. For extinguishments of the Convertible Senior Notes, any unamortized deferred costs are deducted from the basis of the debt in determining the gain or loss from the extinguishment. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of approximately $3,585,929. As of June 30, 2015, $2,310,277 remains to be amortized and is included within deferred financing costs on the Condensed Consolidated Statements of Assets and Liabilities.

Restricted Cash

As of June 30, 2015, and December 31, 2014, respectively, the Company had Restricted Cash of $41,181 and $48,889 which is included on the Condensed Consolidated Statements of Assets and Liabilities. Restricted Cash consists of excess funds remaining in escrow after the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. See Note 9 for further detail. As of June 30, 2015, and December 31, 2014, restricted cash included a $25,000 deposit for the Company’s fidelity bond.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At June 30, 2015, and December 31, 2014, the Company had no Escrow deposits.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions meet the “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Company only recognizes the tax benefits of uncertain tax positions that meet the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, (“the Code”), for its 2012 taxable year. In September 2014 the Company filed its 2013 tax return as a regulated investment company (a “RIC”) and is seeking to be granted RIC status for its 2013 taxable year, however, the Company will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the Securities and Exchange Commission (the “SEC”) as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”).

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Although the Company filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that it will receive an SEC Certification. In the event that the Company does not receive such SEC Certification or is otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, it will be taxed as a C Corporation for the 2013 taxable year. Should the Company not qualify as a RIC for 2013, it intends to elect to be treated as a RIC for its 2014 taxable year and 2015 taxable year, if the Company’s management determines that it is in its best interests to do so. For example, it may not be in the Company’s best interests in the event that it experiences large operating losses or has large loss carryforwards. If the Company opts not to do so or is unable to qualify, it will continue to be taxed as a C corporation under the Code for its 2014 taxable year and 2015 taxable year. Refer to Note 8 for further details.

In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year, and meet certain asset diversification requirements on a quarterly basis. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the condensed consolidated financial statements of the Company. Included in the Company’s condensed consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s condensed consolidated financial statements. At the present time, the Company cannot assure its investors that it will be eligible to elect to be taxed as a RIC for its 2013 taxable year. If it is not treated as a RIC for 2013, the Company will be taxed as a C corporation under the Code for the 2013 taxable year. Until such time as it qualifies and elects to be taxed as a RIC, the Company will provide for income taxes, if any, as a C Corp. The Company intends to elect to be taxed as a RIC for its 2014 taxable year and 2015 taxable year, if management determines that it is in the Company’s best interests to do so.

Per Share Information

Basic earnings (loss) per common share, is computed using the weighted average number of shares outstanding for the period presented. Diluted earnings per share is computed by dividing net income (loss) for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with ASC 260 to determine the number of potentially dilutive shares outstanding. Refer to Note 5 for further detail.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the Condensed Consolidated Statement of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015.

The Company does not believe that the adoption of any recently issued accounting standards, had or will have a material impact on its current financial position and results of operations.

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”) in connection with its IPO. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Incentive Fees

The Company did not pay GSV Asset Management any incentive fees for the three and six months ended June 30, 2015 and 2014 under the terms of the Advisory Agreement. The Company has not paid GSV Asset Management any incentive fees since inception under the terms of the Advisory Agreement. However for GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), the Company is required to accrue incentive fees as if the Company had fully liquidated the entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2015 and December 31, 2014. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception.

For the three and six months ended June 30, 2015, the Company accrued incentive fees of $1,565,339, and $9,777,067, respectively, for financial statement purposes. For the three and six months ended June 30, 2014, the Company accrued incentive fees of $844,633, and $1,814,285, respectively, for financial statement purposes.

Management Fees

GSV Asset Management earned $2,010,385 and $3,931,513 in management fees for the three and six months ended June 30, 2015, respectively. GSV Asset Management earned $1,933,663 and $3,689,859 in management fees for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, the Company was owed $1,124 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition as of June 30, 2015, the Company owed GSV Asset Management $29,325 for reimbursement of other expenses.

As of December 31, 2014, the Company was owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, the Company owed GSV Asset Management $23,396 for reimbursement of other expenses.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

Administration Agreement

The Company entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services, in connection with its IPO and ongoing operations. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $785,036 and $1,587,432 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2015, respectively. There were $929,701 and $1,838,233 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2014, respectively.

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

Investments in Controlled and Affiliated Portfolio Companies

Under the 1940 Act, the Company’s investments in Controlled and Affiliated portfolio companies are deemed to be related-party transactions.

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At June 30, 2015, the Company had 100 positions in 52 portfolio companies. At December 31, 2014, the Company had 99 positions in 52 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2015 and December 31, 2014.

	June 30, 2015 (Unaudited)		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies:
Common Stock	$55,076,035	$92,430,652	$55,085,728	$85,598,467
Preferred Stock	199,875,489	217,983,919	190,308,932	193,847,045
Debt Investments	2,404,320	2,506,014	1,360,331	1,374,210
Warrants	301,196	694,314	301,196	904,345
Subtotal – Private Portfolio Companies	257,657,040	313,614,899	247,056,187	281,724,067
Publicly Traded Portfolio Companies:
Common Stock	40,775,805	76,727,760	54,055,502	89,260,250
Total Private and Publicly Traded Portfolio Companies:	298,432,845	390,342,659	301,111,689	370,984,317
Non-Portfolio Investments	105,487,111	105,499,681	107,288,024	107,298,098
Total Investments	$403,919,956	$495,842,340	$408,399,713	$478,282,415

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2015 and December 31, 2014 are as follows:

	As of June 30, 2015 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$92,430,652	$92,430,652
Preferred Stock	—	—	217,983,919	217,983,919
Debt Investments	—	—	2,506,014	2,506,014
Warrants	—	—	694,314	694,314
Subtotal – Private Portfolio Companies	—	—	313,614,899	313,614,899
Publicly Traded Portfolio Companies:
Common Stock	38,508,261	38,219,499	—	76,727,760
Total Private and Publicly Traded Portfolio Companies:	38,508,261	38,219,499	313,614,899	390,342,659
Non-Portfolio Investments
U.S. Treasury Bill	100,001,569	—	—	100,001,569
U.S. Treasury Strips	5,498,112	—	—	5,498,112
Total Assets at Fair Value	$144,007,942	$38,219,499	$313,614,899	$495,842,340

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Private Portfolio Companies:
Common Stock	$—	$—	$85,598,467	$85,598,467
Preferred Stock	—	—	193,847,045	193,847,045
Debt Investments	—	—	1,374,210	1,374,210
Warrants	—	—	904,345	904,345
Subtotal – Private Portfolio Companies	—	—	281,724,067	281,724,067
Publicly Traded Portfolio Companies:
Common Stock	65,586,615	23,673,635	—	89,260,250
Total Private and Publicly Traded Portfolio Companies:	65,586,615	23,673,635	281,724,067	370,984,317
U.S. Treasury Bill	100,000,056	—	—	100,000,056
U.S. Treasury Strips	7,298,042	—	—	7,298,042
Total Assets at Fair Value	$172,884,713	$23,673,635	$281,724,067	$478,282,415
Liabilities:
Embedded Derivative	$—	$—	$1,000	$1,000
Total Liabilities at Fair Value	$—	$—	$1,000	$1,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets and liabilities as of June 30, 2015, and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2015 and December 31, 2014. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

As of June 30, 2015 (Unaudited)
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$92,430,652	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.3x – 1.5x(1.4x)
			EBIT multiples	10.0x(10.0x)
			Discount rate	35%(35%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	$217,983,919	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.0x – 6.0x(2.8x)
			EBIT multiples	10.0x – 65.1x(24.4x)
			Discount rate	30% – 50%(40%)
Debt Investments	$2,506,014	Market approach	Amortized Cost	N/A
Warrants	$694,314	Option pricing model	Term to expiration (Years)	1.50 – 3.00(2.59)
			Strike price	0.13 – 4.59(1.20)
			Volatility	30% – 50%(38%)

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of December 31, 2014
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$85,598,467	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.1x – 5.9x(3.0x)
			EBIT multiples	10.20x – 18.90x(16.70x)
			Discount rate	30% – 40%(37%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	$193,847,045	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.5x – 5.3x(3.5x)
			EBIT multiples	10.0x – 25.0x(18.1x)
			Discount rate	35% – 45%(40%)
Debt Investments	$1,374,210	Market approach	Precedent transactions	N/A
Warrants	$904,345	Option pricing model	Term to expiration (Years)	2.00 – 3.00(2.55)
			Strike price	0.13 – 4.59(1.24)
			Volatility	30% – 50%(38%)
Embedded Derivative	$(1,000)	Binomial Lattice Model	Strike Price	16.26
			Volatility	50%
			Annual risk rate	12.5%

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

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

The Company applied the binomial lattice model to value the embedded derivative using a “with-and-without method,” where the value of the Convertible Senior Notes including the embedded derivative, is defined as the “with,” and the value of the Convertible Senior Notes excluding the embedded derivative, is defined as the “without.” This method estimates the value of the embedded derivative by looking at the difference in the values between the Convertible Senior Notes with the embedded derivative and the value of the Convertible Senior Notes without the embedded derivative. The lattice model requires the following inputs: (i) strike price; (ii) estimated stock volatility; and (iii) annual risk rate.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the three and six months ended June 30, 2015 and June 30, 2014 as follows:

	Three months ended June 30, 2015 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of March 31, 2015	$84,436,041	$213,643,985	$2,382,930	$743,775	$—	$301,206,731
Purchases of investments	1,400	1,550,460	49,360	—	—	1,601,220
Sales of investments	(12,373)	—	—	—	—	(12,373)
Amortization of fixed income security premiums and discounts	—	—	14,235	—	—	14,235
Net change in unrealized appreciation (depreciation) included in earnings	8,005,584	2,789,474	59,489	(49,461)	—	10,805,086
Fair Value as of June 30, 2015	$92,430,652	$217,983,919	$2,506,014	$694,314	$—	$313,614,899
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2015	$8,005,584	$2,789,474	$59,489	$(49,461)	$—	$10,805,086
Liabilities:
Fair Value of March 31, 2015	$—	$—	$—	$—	$1,000	$1,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	(1,000)	(1,000)
Fair Value as of June 30, 2015	$—	$—	$—	$—	$—	$—

	Three months ended June 30, 2014 (Unaudited)
	Common Stock	Preferred Stock	Direct Investment		Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of March 31, 2014	$90,169,986	$149,541,923		$622,577	$2,363,904	$473,620	$—	$243,172,010
Purchases of investments	42,138	12,352,651		—	1,044,990	74,214	—	13,513,993
Sales of investments	—	—		—	—	(75,988)	—	(75,988)
Exercises, conversions and assignments – In(1)	—	5,570,212		—	—	—	—	5,570,212
Exercises, conversions and assignments – Out(1)	(2,006,077)	—		(500,000)	(3,064,135)	—	—	(5,570,212)
Net change in unrealized appreciation (depreciation) included in earnings	2,456,846	1,654,369		(122,577)	3,851	122,509	—	4,114,998
Transfers Out of Level 3	(3,067,543)	—		—	—	—	—	(3,067,543)
Fair Value as of June 30, 2014	$87,595,350	$169,119,155		$—	$348,610	$594,355	$—	$257,657,470
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2014	$2,192,723	$1,654,367		$—	$(320)	$81,533	$—	$3,928,303
Liabilities:
Fair Value of March 31, 2014	$—	$—	$		—	$—	$179,000	$179,000
Loss on fair value adjustment for embedded derivative	—	—			—	—	(20,000)	(20,000)
Fair Value as of June 30, 2014	$—	$—	$		—	$—	$159,000	$159,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

(1)	During the three months ended June 30, 2014, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
CUX, Inc. (d/b/a CorpU)	Common Stock	Convertible preferred shares, Series C
NestGSV Silicon Valley, LLC	Common Membership Interest	Preferred shares, Series C
NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
Fullbridge, Inc.	Convertible Promissory Note, 10%, 2/16/15	Preferred shares, Series D

	Six months ended June 30, 2015 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$—	$281,724,067
Purchases of investments	2,680	9,566,558	1,022,107	—	—	10,591,345
Sales of investments	(12,373)	—	—	—	—	(12,373)
Amortization of fixed income security premiums and discounts	—	—	21,882	—	—	21,882
Net change in unrealized appreciation (depreciation) included in earnings	6,841,878	14,570,316	87,815	(210,031)	—	21,289,978
Fair Value as of June 30, 2015	$92,430,652	$217,983,919	$2,506,014	$694,314	$—	$313,614,899
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2015	$6,841,878	$14,570,316	$87,815	$(210,031)	$—	$21,289,978
Liabilities:
Fair Value of December 31, 2014	$—	$—	$—	$—	$1,000	$1,000
Loss on fair value adjustment for embedded derivative	—	—	—	—	(1,000)	(1,000)
Fair Value as of June 30, 2015	$—	$—	$—	$—	$—	$—

	Six months ended June 30, 2014 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Term Loan	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,782,541	30,522,699	—	3,163,116	159,993	—	35,628,349
Sales of investments	—	—	—	—	(75,988)	—	(75,988)
Exercises, conversions and assignments – In(1)	1,273,125	6,074,063	—	—	—	—	7,347,188
Exercises, conversions and assignments – Out(1)	(2,006,077)	(1,273,125)	(500,000)	(3,567,986)	—	—	(7,347,188)
Change in unrealized appreciation (depreciation) included in earnings	23,059,356	3,870,018	(57,084)	3,480	20,693	—	26,896,463
Transfers Out of Level 3	(17,923,756)	—	—	—	—	—	(17,923,756)
Fair Value as of June 30, 2014	$87,595,350	$169,119,155	$—	$348,610	$594,355	$—	$257,657,470

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

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

During the three and six months ended June 30, 2015, there were no transfers between levels. During the three and six months ended June 30, 2014, the following transfers between levels occurred as a result of the IPO's of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

Portfolio Company	Corporate Action	IPO/Lock-up Expiration Date	Transfer from	June 30, 2014 Valuation Method
Twitter, Inc.	Lock-up Expiration	5/5/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Chegg, Inc.	Lock-up Expiration	5/11/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
TrueCar, Inc.	IPO	5/15/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM
Control4 Corporation	Lock-up Expiration	1/29/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
Violin Memory, Inc.	Lock-up Expiration	3/26/2014	Level 2 to Level 1	Exchange Traded Price, 0% DLOM
2U, Inc. (f/k/a 2tor, Inc.)	IPO	3/28/2014	Level 3 to Level 2	Exchange Traded Price, 17.5% DLOM

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The portfolio companies in which the Company invests periodically offer their shares in IPOs, which are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, and the lock-up expiration date, the Company generally transfers its investment from level 3 to level 2, and level 2 to level 1 respectively, due to the presence of an active market. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — Levelling Policy” for further detail.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during the six months ended June 30, 2015 or the six months ended June 30, 2014.

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2015 and June 30, 2014. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a Company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted earnings per share are higher than basic earnings per share, ASC 260 prohibits the separate presentation of the diluted earnings per share figure. In scenarios where diluted loss per share is lower than basic loss per share, ASC 260 prohibits the separate presentation of the diluted loss per share figure.

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Earnings (loss) per common share – basic:
Net increase (decrease) in net assets resulting from operations	$1,081,501	$(920,306)	$17,746,123	$(840,602)
Weighted average common shares – basic	19,320,100	19,320,100	19,320,100	19,320,100
Earnings (loss) per common share – basic:	$0.06	$(0.05)	$0.92	$(0.04)
Earnings (loss) per common share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	1,081,501	(920,306)	17,746,123	(840,602)
Adjustments for interest on Convertible Senior Notes and deferred debt issuance costs	—	—	1,280,003	—
Net increase (decrease) in net assets resulting from operations, as adjusted	1,081,501	(920,306)	19,026,126	(840,602)
Weighted average common shares outstanding – basic	19,320,100	19,320,100	19,320,100	19,320,100
Adjustments for dilutive effect of Convertible Senior Notes(1)	—	—	4,244,128	—
Weighted average common shares outstanding – diluted	19,320,100	19,320,100	23,564,228	19,320,100
Earnings (loss) per common share – diluted	$0.06	$(0.05)	$0.81	$(0.04)

(1)	For the three months ended June 30, 2015 and 2014, and the six months ended June 30, 2014, 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At June 30, 2015, and December 31, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended June 30, 2015 (Unaudited)		Three months ended June 30, 2014 (Unaudited)
Per Share Data:
Net asset value at beginning of period	$15.66		$14.91
Net investment loss	(0.19	)(1)	(0.18	)(1)
Net realized gain (loss)	0.71	(1)	(0.38	)(1)
(Provision)/Benefit for taxes on Net Realized Capital Gains/Losses	(0.29	)(1)	0.15	(1)
Net change in Unrealized Appreciation (Depreciation) of Investments	(0.29	)(1)	0.60	(1)
(Provision)/Benefit for taxes on Unrealized Appreciation/(Deprecation) of Investments	0.12	(1)	(0.24	)(1)
Net asset value at end of period	$15.72		$14.86
Per share market value at end of period	$10.31		$10.57
Total return based on market value	5.20	%(2)	4.24	%(2)
Total return based on net asset value	0.38	%(2)	(0.34	)%(2)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$303,649,796		$287,125,842
Average net assets	$295,688,346		$275,480,154
Annualized ratios
Ratio of gross operating expenses to average net assets(3)	8.55%		8.55%
Ratio of net income tax provisions to average net assets(3)	(0.96) %		(0.92) %
Ratio of net operating expenses to average net assets(3)	7.59%		7.63%
Ratio of net investment loss to average net assets(3)	(4.96) %		(4.98) %

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS – (continued)

	Six months ended June 30, 2015 (Unaudited)		Six months ended June 30, 2014 (Unaudited)
Per Share Data
Net asset value at beginning of period	$14.80	(1)	$14.91	(1)
Net investment loss	(0.58	)(1)	(0.32	)(1)
Realized gain	1.39	(1)	0.04	(1)
Provision for taxes on net realized capital gains	(0.57	)(1)	(0.01	)(1)
Net change in unrealized appreciation	1.15	(1)	0.43	(1)
Provision for taxes on unrealized appreciation of investments	(0.47)		(0.19)
Net asset value at end of period	$15.72		$14.86
Per share market value at end of period	10.31		10.57
Total return based on market value	19.47	%(2)	(12.57	)%(2)
Total return based on net asset value	6.22	%(2)	(0.34	)%(2)
Shares outstanding at end of period	19,320,100		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	303,649,796		287,125,842
Average net assets	293,486,377		281,410,486
Annualized ratios
Ratio of gross operating expenses to average net assets(3)	13.11%		7.68%
Ratio of net income tax provisions to average net assets(3)	(8.41) %		(0.48) %
Ratio of net operating expenses to average net assets(3)	4.70%		7.20%
Ratio of net investment loss to average net assets(3)	(7.69) %		(4.45) %

(1)	Based on weighted average number of shares outstanding for the year/period.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and six months ended June 30, 2015, and 2014, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAX

The Company and its wholly-owned subsidiaries account for income taxes as C Corporations that are subject to federal and state corporate income taxes. These subsidiaries hold certain pass-through companies in connection with the Company’s proposed qualification as a RIC.

For the three and six months ended June 30, 2015, neither the Company nor its subsidiaries recorded a current income tax expense or benefit since they had net operating losses and capital loss carryforwards from prior years and a net operating loss for these periods. For the three and six months ended June 30, 2014, the Company did not recognize a current income tax expense or benefit for the same reasons.

The Company and its wholly-owned subsidiaries recorded deferred income tax benefits and expenses for the three and six months ended June 30, 2015, which consisted primarily of temporary differences related to certain expenses, net operating losses, capital losses and temporary differences arising from differences

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 8 — INCOME TAX – (continued)

between the tax basis and financial reporting basis in underlying investments. For the three and six months ended June 30, 2015 and 2014, the Company recognized net deferred income tax provisions/(benefits) as shown in the table below.

	Three months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Benefit for taxes on net investment loss	$2,494,459	$2,359,369
(Provision)/Benefit for taxes on realized gains/losses on investments	(5,567,830)	2,959,998
(Provision)/Benefit for taxes on unrealized appreciation/depreciation on investments	2,372,190	(4,684,314)
Net Deferred Income Tax (Provision)/Benefit	$(701,181)	$635,053

	Six months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Benefit for taxes on net investment loss	$7,718,070	$4,372,283
Provision for taxes on realized gains on investments	(10,964,904)	(278,533)
Provision for taxes on unrealized appreciation of investments	(8,998,803)	(3,429,331)
Net Deferred Income Tax (Provision)/Benefit	$(12,245,637)	$664,419

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

In September 2014, the Company filed its 2013 tax return as a regulated investment company “RIC” and is seeking to be granted RIC status for the 2013 taxable year. However, it will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it is certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). Although it filed an application with the SEC for an SEC Certification for the 2013 taxable year, there can be no assurance that it will receive an SEC Certification. In the event that it does not receive such SEC Certification or it is otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, it will be taxed as a C Corporation for the 2013 taxable year. Should it not qualify as a RIC for 2013, it intends to elect to be treated as a RIC for the 2014 taxable year and 2015 taxable year, if management determines that it is in its best interests to do so. For example, it may not be in the Company’s best interests in the event that it experiences large operating losses or have large loss carryforwards. If the Company opts not to do so or it is unable to qualify, it will continue to be taxed as a C corporation under the Code for the 2014 taxable year and 2015 taxable year.

Should the Company qualify as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities, other than those that may be associated with its taxable subsidiaries, the GSVC Holdings.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 8 — INCOME TAX – (continued)

In the event the Company converts to a RIC from a C Corporation it may be required to pay a corporate-level tax on the net amount of the net built-in gains, if any, in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) as of the date of conversion (i.e., the beginning of the first taxable year that the Company qualifies as a RIC) to the extent that such gains are recognized by the Company during the applicable recognition period, which is the ten-year period (or shorter applicable period) beginning on the date of conversion. Alternatively, the Company may make a special election to cause the gain to be recognized at the time of the conversion. In that event, the Company would be required to recognize such built-in gain as if its assets were sold at the time of the conversion. The Company does not anticipate making this election at this time. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in this 10-year period, the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level tax on built-in gain will be a Company expense that will reduce the amount available for distribution to stockholders. The built-in gains tax is calculated by determining the RIC’s net unrealized built-in gain, if any, by which the fair market value of the assets of the RIC at the beginning of its first RIC year exceeds the aggregate adjusted basis of such assets at that time. As of January 1, 2013, the Company did not have net unrealized built-in gain. Accordingly, the built-in gains tax will not apply should the Company elect to be treated as a RIC for the 2013 tax year. Should the Company not obtain SEC Certification for the 2013 tax year and it elects to be a RIC for the 2014 tax year, then it is expected that it should not incur built-in gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards alone to completely offset recognized built-in gains as well as available net operating losses.

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

The Company believes that its status as a RIC remains uncertain. For purposes of its financial statements, the Company has not recognized any tax benefits as a RIC and continued to provide tax liabilities as though it were a C Corporation through the reporting period including liabilities associated with the uncertain tax position, which arise from taxable temporary differences. As a result of the 2013 tax return filing as a RIC, during the six months ended June 30, 2015, the Company increased gross unrecognized tax benefits to $18,242,537 of which $16,990,027 of unrecognized tax benefits that, if recognized, would affect its effective tax rate by reducing net deferred tax liability. The Company believes that it is reasonably possible that the full amount of unrecognized tax benefits may be reduced within the next 12 months based upon the Company satisfying the RIC Asset and Income tests for the 2014 tax year.

The Company identified its major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities examination for the tax years 2011 ~ 2014 and 2010 ~ 2014, respectively.

The Company accrues all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2015, there were no interest or penalties incurred related to uncertain tax positions.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 9 — LONG TERM LIABILITIES

Convertible Senior Notes payable

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 of principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Senior Notes mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity.

The terms of the offering require the Company to place a portion of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes are issued. Funds in the escrow account will be invested in government securities and will be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes will be secured by a pledge of the Company’s interest in the escrow account. In accordance with the Interest Escrow, the Company deposited $10,867,500 in an escrow account with the Trustee to purchase U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. At June 30, 2015, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments and have an amortized cost of $5,485,542. The excess funds of $41,181 held in escrow will be used to secure the payment of the notes and is included on the Condensed Consolidated Statements of Assets and Liabilities as “Restricted Cash.”

	June 30, 2015	December 31, 2014
	(Unaudited)
Aggregate Principal of Convertible Senior Notes	$69,000,000	$69,000,000
Less Amortization of Embedded Derivative Discount	(471,988)	(537,647)
Convertible Senior Notes payable 5.25% due September 15, 2018	$68,528,012	$68,462,353

As of June 30, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Embedded Derivative

The Convertible Senior Notes contain an interest make-whole payment provision pursuant to which holders who convert their notes prior to September 15, 2016 will receive, in addition to a number of shares the Company’s common stock calculated at the applicable conversion rate for the principal amount of notes being converted, the cash proceeds from sale by the escrow agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted. Under ASC 815-10-15-74(a), the interest make-whole payment is considered an embedded derivative and is separated from the host contract, the Convertible Senior Notes, and carried at fair value.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 9 — LONG TERM LIABILITIES – (continued)

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of June 30, 2015 is $0 as shown on the Condensed Consolidated Statement of Assets and Liabilities.

Credit Facility

The Company entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide the Company with an $18 million Credit Facility. Under the Credit Facility, the Company is permitted to borrow an amount equal to the lesser of $18 million or 20% of the Company’s then-current net asset value.

The Credit Facility, matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0% on amounts drawn under the facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, the Company must repay all outstanding borrowings so that there is at least one 30-day period every twelve months during which the Company has no balance outstanding. Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance, in September 2013, of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of June 30, 2015, the Company had no borrowings under the Credit Facility, and $18 million unused under the Credit Facility. For the six months ended June 30, 2015, the Company had average borrowings outstanding of $7,486,188 under the Credit Facility.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

NOTE 10 — SUBSEQUENT EVENTS

From June 30, 2015 through August 10, 2015, the Company closed on investment purchases of $4,000,000 plus transaction costs as shown in following table. “Total Gross Payments” include the actual cost of an investment, as well as capitalized costs, (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” for further detail.

Portfolio Company	Industry	Transaction Date	Gross Payments
Enjoy Technology, Inc.	Online Shopping	July 29, 2015	$4,000,000
Total Gross Payments			$4,000,000

From June 30, 2015 through August 10, 2015, the Company sold no investments.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

NOTE 10 — SUBSEQUENT EVENTS – (continued)

The Company is presently in the final stages of negotiations with respect to several private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From June 30, 2015 through August 10, 2015, the Company has not made any such escrow deposits.

Line of Credit

As of August 10, 2015, the Company had no borrowings outstanding under the Credit Facility, and $18 million unused under the Credit Facility.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our equity investments in such portfolio companies;
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio;
•	an inability to access the equity markets could impair our investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our annual report on Form 10-K, in the “Risk Factors” section of this quarterly report on form 10-Q and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We, GSV Capital Corp. (the “Company,” “we,” “our,” “GSV Capital” or “GSV”), are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria, and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria, although in no event will the aggregate value of our non-U.S. investments exceed 30% of the aggregate value of our total investment portfolio.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. In general, our preferred stock investments are non-income producing, have different voting rights than common stock and are generally convertible into common stock at our discretion. Our investments generally do not produce current income and therefore we may be dependent on future capital raising to meet our operating needs if no other source of liquidity is available.

Investments

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases and sales of new and follow-on investments. The fair value, as of June 30, 2015, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $390,342,659. The following table summarizes the investment purchases we funded during the six months ended June 30, 2015. “Total Gross Payments” include both the actual cost of an investment as well as capitalized costs, (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015 for further detail.

Portfolio Company (Industry)	Q1 Fundings	Q2 Fundings	Total
NestGSV, Inc. (d/b/a. GSV Labs, Inc.) (Incubator)	$1,000,000	$1,499,999	$2,499,999
Fullbridge, Inc. (Business Education)	964,042	—	964,042
Lyft, Inc. (Peer to Peer Ridesharing)	2,499,985	—	2,499,985
PayNearMe, Inc. (Cash Payment Network)	3,999,998	—	3,999,998
GSV Sustainability Partners (Clean Technology)	500,000	—	500,000
Earlyshares.com, Inc. (Equity Crowdfunding)	—	50,000	50,000
Capitalized Fees	26,100	4,440	30,540
Total Gross Payments	$8,990,125	$1,554,439	$10,544,564

The table below summarizes the investments we sold during the six months ended June 30, 2015.

Portfolio Company	Quarter	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Twitter, Inc.	Quarter 1	400,000	$48.90	$19,558,200	$13,220,095
Twitter, Inc.	Quarter 2	400,000	51.52	20,608,011	13,666,419
Totals		800,000	$50.21	$40,166,211	$26,886,514

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).
(2)	Realized gain (loss) excludes any realized gain (loss) incurred on the maturity of our treasury investments.

Results of Operations

For the three months ended June 30, 2015 and 2014

Operating results for the three months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015 (Unaudited)		June 30, 2014 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$123,891	0.01	$97,033	0.01
Interest income	77,110	0.01	97,033	0.01
Dividend income	46,781	0.00	—	—
Total Operating Expenses	6,233,424	0.32	5,875,551	0.30
Management fees	2,010,385	0.10	1,933,663	0.10
Incentive fees	1,565,339	0.08	844,633	0.04
Costs incurred under administration agreement	785,036	0.04	929,701	0.05
Directors' fees	107,500	0.01	65,000	0.00
Professional fees	394,228	0.02	402,555	0.02
Interest and credit facility expense	1,228,783	0.06	1,533,971	0.08
Other expenses	143,153	0.01	186,028	0.01
Gain on fair value adjustment for embedded derivative	(1,000)	(0.00)	(20,000)	(0.00)
Benefit for Taxes on Net Investment Loss	2,494,459	0.13	2,359,369	0.12
Net Investment Loss	(3,615,074)	(0.19)	(3,419,149)	(0.18)
Net Realized Gains/(Losses) on Investments	13,636,614	0.71	(7,249,566)	(0.38)
(Provision)/Benefit for Taxes on Net Realized Capital Gains/Losses	(5,567,830)	(0.29)	2,959,998	0.15
Net Change in Unrealized Appreciation/(Depreciation) on Investments	(5,744,399)	(0.29)	11,472,725	0.59

	June 30, 2015 (Unaudited)		June 30, 2014 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
(Provision)/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments	2,372,190	0.12	(4,684,314)	(0.24)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,081,501	0.06	$(920,306)	(0.05)

(1)	The per-share figures noted are based on a weighted average of 19,320,100 and 19,320,100 shares outstanding for the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014

Operating results for the six months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015 (Unaudited)		June 30, 2014 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$182,915	0.01	$137,848	0.01
Interest income	136,134	0.01	136,961	0.01
Dividend income	46,781	0.00	887	0.00
Total Operating Expenses	19,085,854	0.99	10,724,094	0.56
Management fees	3,931,513	0.20	3,689,859	0.19
Incentive fees	9,777,067	0.51	1,814,285	0.09
Costs incurred under administration agreement	1,587,432	0.08	1,838,233	0.10
Directors' fees	192,806	0.01	130,000	0.01
Professional fees	735,972	0.04	859,094	0.04
Interest and credit facility expense	2,597,586	0.13	2,713,696	0.14
Other expenses	264,478	0.01	318,927	0.02
Gain on fair value adjustment for embedded derivative	(1,000)	(0.00)	(640,000)	(0.03)
Benefit for Taxes on Net Investment Loss	7,718,070	0.40	4,372,283	0.23
Net Investment Loss	(11,184,869)	(0.58)	(6,213,963)	(0.32)
Net Realized Gains on Investments	26,855,017	1.39	682,179	0.04
Provision for Taxes on Net Realized Capital Gains	(10,964,904)	(0.57)	(278,533)	(0.01)
Net Change in Unrealized Appreciation on Investments	22,039,682	1.15	8,399,046	0.43
Provision for taxes on Unrealized Appreciation of Investments	(8,998,803)	(0.47)	(3,429,331)	(0.18)
Net Increase (Decrease) in Net Assets Resulting from Operations	$17,746,123	0.92	$(840,602)	(0.04)

(1)	The per-share figures noted are based on a weighted average of 19,320,100 and 19,320,100 shares outstanding for the six months ended June 30, 2015 and 2014, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2015, and 2014

Investment Income

Investment income increased to $123,891 for the three months ended June 30, 2015, as compared to $97,033 for the three months ended June 30, 2014. The increase was primarily due to the addition of new loans during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Investment income increased to $182,915 for the six months ended June 30, 2015, as compared to $137,848 for the six months ended June 30, 2014. The increase was primarily due to the addition of new loans during the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Operating Expenses

Total operating expenses increased to $6,233,424 for the three months ended June 30, 2015, as compared to $5,875,551 for the three months ended June 30, 2014. The increase of $357,873 was primarily due to an increase in incentive fees, which was partially offset by decreased interest expense and costs incurred under our administration agreement. The increase in incentive fees resulted from the appreciation of our portfolio for the three months ended June 30, 2015 relative to the three months ended June 30, 2014. The primary drivers of the increase in our portfolio’s fair value were 2U, Inc. (f/k/a 2tor, Inc.), Dropbox, Inc., Spotify Technology S.A. and Palantir Technologies, Inc. The decrease in interest expense resulted from the fact that we did not borrow under the Credit Facility for the three months ended June 30, 2015, while during the three months ended June 30, 2014 we incurred interest expense of $353,426 due to borrowings under the Credit Facility. The decrease in costs under our administration agreement was primarily the result of a $115,202 decrease in overhead expenses.

Total operating expenses increased to $19,085,854 for the six months ended June 30, 2015, as compared to $10,724,094 for the six months ended June 30, 2014. The increase of $8,361,760 was primarily due to a significant increase in incentive fees, a smaller gain on the fair value of the embedded derivative and a small increase in management fees, all of which was offset to a small degree by a decrease in costs incurred under our administration agreement. The $7,962,782 increase in incentive fees resulted from the appreciation of our portfolio for the six months ended June 30, 2015 relative to the six months ended June 30, 2014. The primary drivers of the increase in our portfolio’s fair value were 2U, Inc. (f/k/a 2tor, Inc.), Dataminr, Inc. and Dropbox, Inc. The decrease in the gain of $639,000 on the fair value of the embedded derivative is primarily the result of time elapsed until the expiration of the interest make-whole provision on our embedded derivative. The increased management fees are a result of the growth in our total assets, which primarily results from the growth of our investment portfolio for the six months ended June 30, 2015 relative to the six months ended June 30, 2014. The decrease in costs under our administration agreement was primarily the result of a $245,260 decrease in overhead expenses.

Benefit for Taxes on Net Investment Loss

For the three months ended June 30, 2015, we recognized a benefit for taxes on net investment loss of $2,494,459, compared to a corresponding benefit of $2,359,369 for three months ended June 30, 2014. The increase in benefit for taxes on net investment loss is due primarily to the $357,873 increase in operating expenses for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

For the six months ended June 30, 2015, we recognized a benefit for taxes on net investment loss of $7,718,070, compared to a corresponding benefit of $4,372,283 for six months ended June 30, 2014. The increase in benefit for taxes on net investment loss is due primarily to the $8,361,760 increase in operating expenses for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Net Investment Loss

For the three months ended June 30, 2015, we recognized a net investment loss of $3,615,074, compared to a corresponding net investment loss of $3,419,149 for the three months ended June 30, 2014. The $195,925 increase in net investment loss is a result of the increased operating expenses discussed above, partially offset by the increased benefit for taxes on net investment loss.

For the six months ended June 30, 2015, we recognized a net investment loss of $11,184,869, compared to a corresponding net investment loss of $6,213,963 for the six months ended June 30, 2014. The $4,970,906 increase in net investment loss is a result of the increased operating expenses discussed above, partially offset by the increased benefit for taxes on net investment loss.

Net Realized Gains/(Losses) on Investments

For the three months ended June 30, 2015, net realized gains on investments were $13,636,614, which resulted from the partial sale of our investment in Twitter, Inc. For the three months ended June 30, 2014, we had $7,249,566 of realized capital losses, which resulted primarily from the sales of Violin Memory, Inc. and Silver Spring Networks, Inc. These losses were partially offset by gains from the sales of our shares in Control4 Corporation.

For the six months ended June 30, 2015, net realized gains on investments were $26,855,017, which resulted from the partial sale of our investment in Twitter, Inc. For the six months ended June 30, 2014, we had $682,179 of realized capital gains, which was due to gains from the sales of our shares of Control4 Corporation and Facebook, Inc., offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

Benefit/Provision for Taxes on Net Realized Capital Losses/Gains

For the three months ended June 30, 2015, we recognized a provision of $5,567,830 for taxes on net realized capital gains. The provision for taxes on net realized capital gains is due to the significant net realized gains from the sales of Twitter, Inc.

For the three months ended June 30, 2014, we recognized a benefit of $2,959,998 for taxes on net realized capital losses. The benefit for taxes on net realized capital losses was due to the significant net realized losses on the sales of Violin Memory, Inc. and Silver Spring Networks, Inc.

For the six months ended June 30, 2015, we recognized a provision of $10,964,904 for taxes on net realized capital gains. The provision for taxes on net realized capital gains is due to the significant net realized gains for the six months ended June 30, 2015 from the sales of Twitter, Inc.

For the six months ended June 30, 2014, we recognized a provision of $278,533 for taxes on net realized capital gains. The provision for taxes on net realized capital gains was due to gains from the sales of our shares of Control4 Corporation and Facebook, Inc., which were offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

Net Change in Unrealized Appreciation (Depreciation) of Investments

For the three months ended June 30, 2015, we had a net change in unrealized depreciation of $5,744,399. For three months ended June 30, 2014, we had a net change in unrealized appreciation of $11,472,725. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation (depreciation) of our investment portfolio for the three months ended June 30, 2015 and 2014, respectively.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of June 30, 2015 (Unaudited)			As of March 31, 2015 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$(24,186,724)	$14,271,866	$28,997,732	$14,725,866	$21,213,458	$60,126,048	$38,912,590
Palantir Technologies, Inc.	2,412,783	17,200,023	48,783,020	31,582,997	17,200,023	46,370,237	29,170,214
Dropbox, Inc.	4,391,357	13,656,926	30,027,479	16,370,553	13,656,926	25,636,122	11,979,196
2U, Inc. (f/k/a 2tor, Inc.)	7,848,117	10,032,117	38,219,499	28,187,382	10,032,117	30,371,382	20,339,265
JAMF Holdings, Inc.	1,238,327	9,999,928	11,237,917	1,237,989	9,999,928	9,999,590	(338)
Spotify Technology S.A.	2,500,645	3,598,472	8,152,255	4,553,783	3,598,472	5,651,610	2,053,138
Other(1)	51,096	335,160,624	330,424,438	(4,736,186)	333,561,891	328,774,609	(4,787,282)
Totals	$(5,744,399)	$403,919,956	$495,842,340	$91,922,384	$409,262,815	$506,929,598	$97,666,783

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of June 30, 2014 (Unaudited)			As of March 31, 2014 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$(2,850,330)	$32,991,111	$77,867,582	$44,876,471	$32,991,111	$80,717,912	$47,726,801
Palantir Technologies, Inc.	(1,214,388)	21,060,447	41,233,482	20,173,035	21,060,448	42,447,871	21,387,423
Dropbox, Inc.	3,088,514	13,656,486	28,156,997	14,500,511	13,656,486	25,068,483	11,411,997
2U, Inc. (f/k/a 2tor, Inc.)	4,436,894	10,032,117	19,293,387	9,261,270	10,031,837	14,856,213	4,824,376
ZocDoc Inc.	2,147,233	5,298,056	7,796,650	2,498,594	5,298,056	5,649,417	351,361
Avenues Global Holdings, LLC	2,729,607	8,299,914	11,097,728	2,797,814	10,151,854	10,220,061	68,207
Silver Spring Networks, Inc.	3,372,024	—	—	—	5,145,271	1,773,247	(3,372,024)
Violin Memory, Inc.	9,830,186	—	—	—	14,820,178	4,989,992	(9,830,186)
Control4 Corporation	(7,024,773)	—	—	—	5,257,705	12,282,478	7,024,773
Totus Solutions, Inc.	(2,609,239)	6,100,283	1,094,403	(5,005,880)	6,023,973	3,627,332	(2,396,641)
Other(1)	(433,003)	274,608,465	269,600,195	(5,008,270)	260,055,782	255,480,515	(4,575,267)
Totals	$11,472,725	$372,046,879	$456,140,424	$84,093,545	$384,492,701	$457,113,521	$72,620,820

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the three months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, we had a net change in unrealized appreciation of $22,039,682. For the six months ended June 30, 2014, we had a net change in unrealized appreciation of $8,399,046. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation (depreciation) of our investment portfolio for the six months ended June 30, 2015 and 2014, respectively.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of June 30, 2015 (Unaudited)			As of December 31, 2014
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$(15,136,093)	$14,271,866	$28,997,732	$14,725,866	$27,551,563	$57,413,522	$29,861,959
Dataminr, Inc.	7,931,309	3,164,265	11,876,054	8,711,789	3,164,265	3,944,745	780,480
2U, Inc. (f/k/a 2tor, Inc.)	14,876,990	10,032,117	38,219,499	28,187,382	10,032,117	23,342,509	13,310,392
Lyft, Inc.	3,659,875	7,507,216	11,162,511	3,655,295	5,003,634	4,999,054	(4,580)
Chegg, Inc.	1,099,996	14,022,863	9,273,089	(4,749,774)	14,022,863	8,173,093	(5,849,770)
JAMF Holdings, Inc.	1,238,327	9,999,928	11,237,917	1,237,989	9,999,928	9,999,590	(338)
Spotify Technology S.A.	2,475,382	3,598,472	8,152,255	4,553,783	3,598,472	5,676,873	2,078,401
Palantir Technologies, Inc.	3,306,585	17,200,023	48,783,020	31,582,997	17,198,903	45,475,315	28,276,412
Dropbox, Inc.	4,958,996	13,656,926	30,027,479	16,370,553	13,656,926	25,068,483	11,411,557
SugarCRM, Inc.	1,029,396	8,301,474	12,291,890	3,990,416	8,299,914	11,260,934	2,961,020
Gilt Groupe Holdings, Inc.	(1,973,186)	6,594,433	1,194,922	(5,399,511)	6,594,433	3,168,108	(3,426,325)
Other(1)	(1,427,895)	295,570,373	284,625,972	(10,944,401)	289,276,695	279,760,189	(9,516,506)
Totals	$22,039,682	$403,919,956	$495,842,340	$91,922,384	$408,399,713	$478,282,415	$69,882,702

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of June 30, 2014 (Unaudited)			As of December 31, 2013 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$(24,954,878)	$32,991,111	$77,867,582	$44,876,471	$32,991,111	$102,822,460	$69,831,349
Palantir Technologies, Inc.	7,394,652	21,060,447	41,233,482	20,173,035	21,060,447	33,838,830	12,778,383
Dropbox, Inc.	12,301,800	13,656,486	28,156,997	14,500,511	13,656,486	15,855,197	2,198,711
2U, Inc. (f/k/a 2tor, Inc.)	7,981,879	10,032,117	19,293,387	9,261,270	10,031,318	11,310,709	1,279,391
SugarCRM, Inc.	1,717,935	8,299,914	11,097,728	2,797,814	8,299,794	9,379,673	1,079,879
ZocDoc Inc.	1,673,626	5,298,056	7,796,650	2,498,594	5,298,056	6,123,024	824,968
Avenues Global Holdings, LLC	1,243,050	10,151,854	11,258,690	1,106,836	10,150,484	10,014,270	(136,214)
Facebook, Inc.	(4,327,603)	—	—	—	5,236,147	9,563,750	4,327,603
Silver Spring Networks, Inc.	3,002,683	—	—	—	5,145,271	2,142,588	(3,002,683)
Violin Memory, Inc.	10,615,550	—	—	—	14,819,618	4,204,068	(10,615,550)
Control4 Corporation	(6,289,367)	—	—	—	7,010,762	13,300,129	6,289,367
Totus Solutions, Inc.	(2,732,746)	6,100,283	1,094,403	(5,005,880)	6,023,973	3,750,839	(2,273,134)
Other(1)	772,465	264,456,611	258,341,505	(6,115,106)	150,830,887	143,943,316	(6,887,571)
Totals	$8,399,046	$372,046,879	$456,140,424	$84,093,545	$290,554,354	$366,248,853	$75,694,499

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation (depreciation) was less than $1,000,000 for the six months ended June 30, 2015 and 2014.

Provision/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments

For the three months ended June 30, 2015, we recognized a benefit for taxes of $2,372,190 on the unrealized depreciation of our portfolio investments.

For the three months ended June 30, 2014, we recognized a provision of $4,684,314 for taxes on the unrealized appreciation of our portfolio investments.

The change between the two periods is due to the fact that the change in unrealized appreciation from investments decreased to approximately $5.7 million of unrealized depreciation from approximately $11.4 million of unrealized appreciation as shown in the tables above. The unrealized depreciation for the three months ended June 30, 2015 was primarily due to the unrealized depreciation of our Twitter shares, partially offset by the unrealized appreciation of 2U, Inc. (f/k/a 2tor, Inc.), Dropbox, Inc., Spotify Technology S.A. and Palantir Technologies, Inc. The unrealized depreciation from our Twitter shares resulted from the decline in Twitter’s share price to $36.22 from $50.08 as of June 30, 2015 and March 31, 2015, respectively. Refer to the tables above for the largest components of our change in unrealized appreciation (depreciation).

For the six months ended June 30, 2015, we recognized a provision for taxes of $8,998,803 on the unrealized appreciation of our portfolio investments.

For the six months ended June 30, 2014, we recognized a provision of $3,429,331 for taxes on the unrealized appreciation of our portfolio investments.

The change between the two periods is due to the fact that the change in unrealized appreciation from investments increased to approximately $22.0 million from approximately $8.4 million as shown in the table above. The increase in unrealized appreciation for the six months ended June 30, 2015 was primarily due to the appreciation of 2U, Inc. (f/k/a 2tor, Inc.), Dataminr, Inc. and Dropbox, Inc., which was partially offset by the reversal of our unrealized appreciation caused by the sales of our Twitter shares. Refer to the tables above for the largest components of our change in unrealized appreciation (depreciation).

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2015, the net increase in net assets resulting from operations was $1,081,501.

For the three months ended June 30, 2014, the net decrease in net assets resulting from operations was $920,306.

The change in in net assets resulting from operations for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, resulted from the increased realized gains, which were largely offset by the change in unrealized depreciation of the portfolio as a whole, as well an increase in operating expenses.

For the six months ended June 30, 2015, the net increase in net assets resulting from operations was $17,746,123.

For the six months ended June 30, 2014, the net decrease in net assets resulting from operations was $840,602.

The change in net assets resulting from operations for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, resulted from the significant increase in realized gains, as well as the change in unrealized appreciation of the portfolio as a whole, which were partially offset by a significant increase in operating expenses.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of our equity and debt securities, advances from our Credit Facility, as well as sales of our investments.

Our primary use of cash is to make investments and to pay our operating expenses. Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the administration agreement, for approximately two years. For the six months ended June 30, 2015 and 2014, our operating expenses were $19,085,854 and $10,724,094, respectively.

Cash reserves and Liquid securities	As of June 30, 2015	As of June 30, 2014
Cash	$8,049,760	$4,194,280
Amounts available for borrowing under the Credit Facility(1)	18,000,000	2,858,667
Marketable Securities of Publicly Traded Portfolio Companies(2)
Unrestricted Securities(3)	38,270,821	86,194,438
Subject to other Sales Restrictions(4)(5)	38,456,939	23,185,930
Total Marketable Securities(2)	76,727,760	109,380,368
Total Cash reserves and Marketable Securities	$102,777,520	$116,433,315

(1)	Subject to leverage and borrowing base restrictions under the Credit facility. Refer to “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015 for detail regarding the Credit Facility.
(2)	Our portfolio investments are pledged first to secure the payment of both principal and interest on the Convertible Senior Notes. Thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions in order to pay operating expenses or fund new investments. The Convertible Senior Notes mature on September 15, 2018.
(3)	“Unrestricted securities” represents the common stock of our publicly traded companies that are not subject to any restrictions upon sale.
(4)	As of June 30, 2015, this balance represents our common shares of Cricket Media (f/k/a ePals Inc.) and 2U, Inc. (f/k/a 2tor, Inc.). During the majority of the year, these shares are freely tradable, however at certain times during the year, these shares are subject to black-out periods as a result of Michael Moe’s seats on the Boards of these portfolio companies. During these black-out periods, we are unable to sell these securities under Canadian and U.S. Securities law.

(5)	As of June 30, 2014, this balance represented our common shares of Cricket Media (f/k/a ePals Inc.) as well as other Level 2 securities that were subject to lock-up restrictions. Our shares of Cricket Media (f/k/a ePals Inc.), are freely tradable during the majority of the year, however at certain times, these shares are subject to black-out periods as a result of Michael Moe’s seats on the boards of these portfolio companies. During these black-out periods, we are unable to sell these securities under Canadian and U.S. Securities law. We are unable to sell securities that are subject to lock-up agreements for 180 days following the IPO date.

During the six months ended June 30, 2015, cash and cash equivalents increased to approximately $8.0 million at the end of the period, from approximately $3.5 million at the beginning of the period. Net cash provided by operating activities during the six months ended June 30, 2015, consisting primarily of the items described in “— Results of Operations,” was approximately $22.6 million, reflecting purchases of portfolio investments of approximately $10.5 million and proceeds from sales of investments of approximately $40.2 million. During the period, net cash used by financing activities was approximately $18.0 million, reflecting net repayments of borrowings under the Credit Facility.

Equity Issuances & Debt Capital Activities

There were no sales of our equity securities during the six months ended June 30, 2015 or for the year ended December 31, 2014.

As of June 30, 2015, we had no borrowings under the Credit Facility, and $18 million unused under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Convertible Senior Notes	69.0	—	—	69.0	—
Credit Facility(2)(3)	—	—	—	—	—
Total	$158.5	$89.5	$—	$69.0	$—

(1)	Payable for securities purchased relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on July 2, 2015 when the United States Treasury Bill matured and the $10.5 million margin deposit which was posted as collateral was returned.
(2)	Total unused amount of the Credit Facility as of June 30, 2015 was $18 million.
(3)	The weighted average interest rate incurred under the Credit Facility was 4.02% for the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distribution Policy

The timing and amount of our dividends, if any, will be determined by our board of directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We intend to focus on making capital gains-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable distributor of dividends, and we expect that our dividends, if any, will be much less consistent than the dividends of other business development companies that primarily make debt investments. We have made no distributions since inception and are not certain as to when we will be able to distribute dividends in the future. However, if there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually. The amount of realized capital gains available for distribution to stockholders will be impacted by our tax status, which remains uncertain.

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

Although we intend to elect to be taxed as a RIC under Subchapter M of the Code for the 2014 taxable year, we may be taxed as a C Corporation under the Code for our 2013 taxable year. We are unable to make a reasonably reliable estimate of when, if ever, we will become eligible to be treated as a RIC and thereby release the deferred tax liabilities associated with being a C Corporation. In September 2014, we filed our 2013 tax return as a RIC and are seeking to be granted RIC status for the 2013 taxable year. However, we will not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we receive an SEC Certification, for which we have applied. In the event that we do not receive such SEC Certification or are otherwise unable to meet all of the qualifications to be treated as a RIC for 2013, we will be taxed as a C Corporation for the 2013 taxable year. Should we not qualify as a RIC for 2013, we intend to elect to be treated as a RIC for the 2014 taxable year and 2015 taxable year, if management determines that it is in our best interests to do so. If management opts not to do so or we are unable to qualify, we will continue to be taxed as a C corporation under the Code for the 2014 taxable year and 2015 taxable year.

Should we become eligible to be treated as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends and claim dividends paid deductions to compute taxable income. In the event we convert to a RIC from a C Corporation, we may be required to pay a corporate-level tax on the net amount of the net built-in gains, if any, in our assets (the amount by which the net fair market value of our assets exceeds the net adjusted basis in our assets) as of the date of conversion (i.e., the beginning of the first taxable year that we qualify as a RIC) to the extent that such gains are recognized by us during the applicable recognition period, which is the ten-year period (or shorter applicable period) beginning on the date of conversion. Alternatively, we may make a special election to cause the gain to be recognized at the time of the conversion. The payment of any such corporate-level tax on built-in gain will be a Company expense that will reduce the amount available for distribution to stockholders. Should we not obtain SEC Certification for the 2013 tax year and elect to be a RIC for the 2014 tax year, then it is expected that we should not incur built-in gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards alone to completely offset recognized built-in gains as well as available net operating losses. See “Note 8 — Income Tax” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015 for more information.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously purchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock, and which represents a premium of 71.7% to the $9.47 per share closing price of the our common stock on August 7, 2015.

The Convertible Senior Notes are our senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, junior (other than to the extent of the interest escrow) to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by our subsidiaries. “Structurally junior” indicates that creditors of a parent entity are subordinate to creditors of a subsidiary entity with respect to the subsidiary’s assets.

The terms of the Convertible Senior Notes offering required us to place approximately $10.8 million of the proceeds of the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) to secure the payment of the first six interest payments.

We incurred approximately $3.5 million of legal and other costs associated with issuing the Convertible Senior Notes. These costs were deferred and are being amortized over the life of the Convertible Senior Notes. As of June 30, 2015, of the approximately $3.5 million incurred, approximately $2.3 million remains to be amortized. See “Note 1 — Nature of Operations and Significant Accounting Policies — Deferred Financing Costs” and “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015 for more information.

Embedded Derivative

The Convertible Senior Notes contain an interest make-whole payment provision that allows note holders who convert their notes into common stock prior to September 15, 2016 to receive a number of shares of our common stock calculated at the applicable conversion rate for the principal amount of notes being converted, as well as the cash proceeds from sale by the escrow agent of the portion of the government securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted.

Refer to “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015 for a detailed discussion of the Convertible Senior Notes and their interest make-whole payment provision.

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with an $18 million Credit Facility, which matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0% on amounts drawn. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the Credit Facility, we are permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value. The Credit Facility is secured by all of our property and assets, except for our assets pledged to secure certain obligations in connection with our issuance, in September 2013, of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by us of convertible senior notes on substantially similar terms. As of June 30, 2015, we had no borrowings under the Credit Facility, and $18 million unused under the Credit Facility.

Refer to “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015 for a detailed discussion of the Credit Facility.

Related-Party Transactions

We entered into the Advisory Agreement with GSV Asset Management in connection with our IPO. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of our realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Incentive Fees

We did not pay GSV Asset Management any incentive fees for the three and six months ended June 30, 2015 and 2014 under the terms of the Advisory Agreement. We have not paid GSV Asset Management any incentive fees since inception under the terms of the Advisory Agreement. However, for GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), we are required to accrue incentive fees as if we had fully liquidated our entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2015 and December 31, 2014. This accrual considers both the hypothetical liquidation of our portfolio described previously, as well as our actual cumulative realized gains and losses since inception.

For the three and six months ended June 30, 2015, we accrued incentive fees of $1,565,339 and $9,777,067, respectively, for financial statement purposes. For the three and six months ended June 30, 2014, we accrued incentive fees of $844,633 and $1,814,285, respectively, for financial statement purposes.

Management Fees

GSV Asset Management earned $2,010,385 and $3,931,513 in management fees for the three and six months ended June 30, 2015, respectively. GSV Asset Management earned $1,933,663 and $3,689,859 in management fees for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, we were owed $1,124 from GSV Asset Management for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition as of June 30, 2015, we owed GSV Asset Management $29,325 for reimbursement of other expenses.

As of December 31, 2014, we were owed $204,825 from GSV Asset Management for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, we owed GSV Asset Management $23,396 for reimbursement of other expenses.

We entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services, in connection with our IPO. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $785,036 and $1,587,432 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2015, respectively. There were $929,701 and $1,838,233 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2014, respectively.

In February 2013, Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, joined NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of our portfolio companies, as a Vice President of Business Development, Global Expansion. On August 26, 2014, Diane Flynn, who is the spouse of our president, Mark Flynn, joined NestGSV, Inc. (d/b/a GSV Labs, Inc.), on a contract basis as Chief Marketing Officer. In February 2015, she became the Chief Marketing Officer on a full time basis. Ron Johnson, the CEO of Enjoy Technology, Inc., is the brother-in-law of our president, Mark Flynn.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, as of June 30, 2015, GSV Asset Management also managed GSV X Fund, a global long/short absolute return fund, and Coursera@GSV Fund, LP, a special purpose vehicle comprised of an underlying investment in Coursera stock, and will likely manage one or more private funds in the future.

While the investment focus of each of these entities may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both us and the other funds that are currently or in the future may be managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that we have priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

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

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related-party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our executive officers and directors.

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

Critical Accounting Policies

See “Note 1 — Nature of Operations and Significant Accounting Policies” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015, which describes our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

Recent Developments

From June 30, 2015 through August 10, 2015, we closed on investment purchases of $4,000,000 plus transaction costs as shown in following table. “Total Gross Payments” include the actual cost of an investment as well as capitalized costs, (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our Condensed Consolidated Financial Statements for the period ended June 30, 2015.

Portfolio Company	Industry	Transaction Date	Gross Payments
Enjoy Technology, Inc.	Online Shopping	July 29, 2015	$4,000,000
Total Gross Payments			$4,000,000

From June 30, 2015 through August 10, 2015, we sold no investments.

We are presently in the final stages of negotiations with respect to several private company investments that we anticipate entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or us. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From June 30, 2015 through August 10, 2015, we have not made any such escrow deposits.

Line of Credit

As of August 10, 2015, we had no borrowings outstanding under the Credit Facility, and $18 million unused under the Credit Facility.

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

As of June 30, 2015, all of our debt investments bore a fixed rate of interest. As of June 30, 2015, all of our borrowings bore a fixed rate of interest with the exception of the Credit Facility which is indexed to the prime rate. We do not expect a significant impact on net investment income, due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact an increase in the prime rate would have on our net investment income.

At June 30, 2015 we had no borrowings under the Credit Facility, which allows us to borrow a maximum of $18.0 million. The amount we borrow under the Credit Facility will vary based on our business needs throughout the year. As such, we are not able to forecast our utilization under the Credit Facility. We have thus have assumed full utilization of the Credit Facility to present the largest impact rising interest rates could have on our net income. The table below shows the impact changes in interest rates could have on our net income, based on our Condensed Consolidated Statement of Assets and Liabilities as of June 30, 2015 (assuming no other changes in our investment and borrowing structure).

For the six months ended June 30, 2015

Basis Point Change	Interest Income	Interest Expense(1)	Net Income
Up 300 Basis points	$—	$825,000	$(825,000)
Up 200 Basis points	—	750,000	(750,000)
Up 100 Basis points	—	675,000	(675,000)
Down 100 Basis points(2)	—	—	—
Down 200 Basis points(2)	—	—	—
Down 300 Basis points(2)	—	—	—

(1)	Interest expense amounts are calculated assuming $18 million outstanding, with an 8% interest rate and a 360 day year, increased by the number of basis points indicated. For the six months ended June 30, 2015, we have excluded 30 days of interest expense, as we are obligated under the terms of the Credit Facility to maintain a $0 balance outstanding for one 30-day period each calendar year.
(2)	The Credit Facility, bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. As such the effective minimum interest rate we will incur on borrowings under the credit facility is 8%. As the prime rate was at 3.25% as of June 30, 2015, only increases in the prime rate will affect our net income.

Item 4. Controls and Procedures

As of June 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risks discussed below and the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2015 that represent greater than 5% of our net assets:

Portfolio Company	Fair Value	Percentage of Net Assets
Palantir Technologies, Inc.	$48,783,020	16.07%
2U, Inc. (f/k/a 2tor, Inc.)	38,219,499	12.59%
Dropbox, Inc.	30,027,479	9.89%
Twitter, Inc.	28,997,732	9.55%

Palantir Technologies, Inc. solves critical intelligence and security issues for government agencies, banks, and large institutions.

2U, Inc. (f/k/a 2tor, Inc.) partners with universities, providing technology solutions to help manage students from recruitment to post-graduation job placement, as well as develop and deliver curriculum in a virtual environment.

Dropbox, Inc. is a provider of cloud storage that enables users to store and share files across the internet.

Twitter, Inc. is a social networking company and a real-time information network that allows users to send and receive information.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(6)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Convertible Senior Notes due 2018, by and between the Company and the U.S. Bank National Association, as trustee(4)
10.1	Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between the Company and GSV Asset Management, LLC(3)
10.3	Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC(3)
10.4	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.5	Custody Agreement by and between the Company and U.S. Bank National Association(7)
10.6	Form of Trademark License Agreement by and between the Company and GSV Asset Management, LLC(2)
10.7	Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of December 31, 2013(5)
11.1	Computation of Per Share Earnings (Included in “Note 5 — Net Increase (Decrease) in Net Assets Per Common Share — Basic and Diluted” to our Condensed Consolidated Financial Statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with Annual Report on Form 10-K (File No. 814-00852) filed on March 14, 2013, and incorporated by reference herein.
(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on September 18, 2013, and incorporated by reference herein.
(5)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on January 7, 2014, and incorporated by reference herein.
(6)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655) filed on September 20, 2011, and incorporated by reference herein.
(7)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates (unaudited)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at June 30, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$629,309	$(629,309)	$—	$—	$—	$—
Preferred shares, Series A-1	—	491,252	(491,252)	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	—	62,660	4,401,490
Preferred shares, Series B	—	4,347,608	—	—	—	68,119	4,415,727
Preferred shares, Series A	—	391,592	—	—	—	102,091	493,683
NestGSV, Inc. (d/b/a. GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	—	2,499,999	—	7	3,960,563
Preferred shares, Series C	—	1,503,832	—	1,520	—	(247,388)	1,257,964
Preferred shares, Series A	—	440,000	—	—	—	(50,175)	389,825
Preferred shares, Series B	—	265,980	—	—	—	(50,730)	215,250
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	—	80,000	145,000
Common shares	—	1,000	—	—	—	17,000	18,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	—	(15,000)	9,375
GSV Sustainability Partners
Preferred shares, Class A	—	4,850,000	—	500,156	—	(156)	5,350,000
Common shares	—	10,000	—	—	—	—	10,000
Total Control Investments	$—	$18,819,335	$(1,120,561)	$3,001,675	$—	$(33,572)	$20,666,877
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A	—	—	629,309	—	—	(74,663)	554,646
Preferred shares, Series A-1	—	—	491,252	320	—	(44,979)	446,593
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	3,281	3,281
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a. S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,705,006	—	640	—	(393,119)	1,312,527
Term Loan, 12%, 09/30/15***	16,216	288,114	—	—	—	16,655	304,769
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	—	35,000	200,000
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	58,019	—	—	—	—	58,019
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	(11,256)	53,066
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	12,736	—	—	—	—	12,736

Schedule 12-14

Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at June 30, 2015
CUX, Inc. (d/b/a CorpU)
Convertible preferred shares, Series C	$—	$2,292,582	$—	$—	$—	$(160,324)	$2,132,258
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(5)	39,671	1,007,671	—	—	—	39,671	1,047,342
Convertible preferred shares, Series D	—	716,066	—	—	—	(51,543)	664,523
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	12,508	—	—	—	(4,733)	7,775
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	331,126	(331,126)	—	—	—	—
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	—	9,996,311
Declara, Inc.
Preferred shares, Series A	—	10,019,825	—	—	—	—	10,019,825
EdSurge, Inc.
Preferred shares, Series A	—	505,328	—	—	—	(4,527)	500,801
Fullbridge, Inc.
Preferred shares, Series D	—	3,111,714	—	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	—	1,625,001
Convertible Promissory Note, 10% Interest rate, February 16, 2015***	62,225	—	—	992,389	—	70,642	1,063,031
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	1,862	—	—	—	19,567	21,429
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	—	11,539	12,363
Common warrants, $0.91 Strike Price, Expiration Date 3/02/2020	—	4,121	—	—	—	4,372	8,493
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	3,846	5,769
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	7,143	—	—	—	(1,558)	5,585
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	1,649	2,473
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	—	2,473	2,473
Global Education Learning (Holdings) Ltd.**
Preferred shares, Series A	—	3,995,221	—	9,200	—	(248,593)	3,755,828
Learnist Inc. (f/k/a Grockit, Inc.)
Preferred shares, Series D	—	2,319,014	—	—	—	36,829	2,355,843
Preferred shares, Series E	—	1,610,296	—	—	—	982	1,611,278
Preferred shares, Series F	—	1,450,000	—	—	—	2,234	1,452,234
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	4,999,999	—	—	—	50,977	5,050,976
Preferred shares, Series A	—	4,165,091	—	—	—	46,108	4,211,199
Preferred shares, Series Seed	—	1,573,000	—	—	—	138,742	1,711,742

Schedule 12-14

Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at June 30, 2015
PayNearMe, Inc.
Preferred shares, Series E	$—	$9,982,064	$—	$3,999,998	$—	$(7,175)	$13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	—	1,920	—	16,185	210,691
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	(12,373)	12,373	1,000,000
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	2,284	78,425	—	760	—	(38,841)	40,344
Preferred shares, Series B	—	128,902	—	—	—	(128,902)	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—	—
Total Affiliate Investments	$120,396	$70,172,313	$789,435	$5,005,227	$(12,373)	$(657,088)	$75,297,514

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (fka ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At June 30, 2015, GSV Capital Corp. valued Cricket Media (fka ePals Inc.), based on its June 30, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (fka ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$600,000	$251,240	$—	$(359,988)	$491,252
Preferred shares, Series A	—	203,011	—	—	426,298	629,309
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014	—	—	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	—	4,000,787	—	338,043	4,338,830
Preferred shares, Series B		4,205,142	—	—	142,466	4,347,608
Preferred shares, Series A		—	110,000	—	281,592	391,592
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		—	—	—	—	—
NestGSV, Inc. (d/b/a. GSV Labs, Inc.)
Preferred shares, Series A	—	1,188,137	—	—	(748,137)	440,000
Preferred shares, Series B	—	594,068	—	—	(328,088)	265,980
Preferred shares, Series C	—	—	2,005,730	—	(501,898)	1,503,832
Preferred shares, Series D	—	—	1,404,499	—	56,058	1,460,557
Common shares	—	—	1,000	—	—	1,000
Convertible Promissory Note***	10,233	—	500,000	500,000	—	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	—	—	—	24,375	24,375
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	—	—	—	65,000	65,000
GSV Sustainability Partners
Preferred shares, Class A	—	—	4,851,256	—	(1,256)	4,850,000
Common shares	—	—	10,000	—	—	10,000
Total Control Investments	$10,233	$6,790,358				$18,819,335
Affiliate Investments
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	1,500,000	45,363	—	(45,363)	1,500,000
Circle Media (f/k/a. S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,168,847	507,001	—	29,158	1,705,006
Term Loan, 12%, 09/30/15***	31,423	250,000	22,871	—	15,243	288,114
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	—	—	—	58,019	58,019
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	64,322
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	—	—	—	12,736	12,736
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	150,000	—	—	15,000	165,000

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
CUX, Inc. (d/b/a CorpU)
Convertible preferred shares, Series C	$—	$—	$2,006,077	$—	$286,505	$2,292,582
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	7,890	—	1,000,000	—	7,671	1,007,671
Convertible preferred shares, Series D	—	697,041	—	—	19,025	716,066
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	—	—	—	12,508	12,508
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	1,700,000	4,199	—	(1,373,073)	331,126
Curious.com Inc.
Preferred shares, Series B	—	10,000,003	—	—	(3,692)	9,996,311
Dailybreak, Inc.
Preferred shares, Series A-1	—	1,211,393	—	—	(1,211,393)	—
Preferred shares, Series A-2	—	—	426,254	—	(426,254)	—
Declara, Inc.
Preferred shares, Series A	—	—	9,999,999	—	19,826	10,019,825
EdSurge, Inc.
Preferred shares, Series A	—	—	500,801	—	4,527	505,328
Fullbridge, Inc.
Preferred shares, Series C	—	3,114,120	—	—	(1,489,119)	1,625,001
Preferred shares, Series D	—	—	2,956,022	—	155,692	3,111,714
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	126,362	—	—	(124,500)	1,862
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	824	824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	50,970	—	(46,849)	4,121
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	—	23,244	—	(21,321)	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	—	85,779	—	(78,636)	7,143
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018	—	—	—	—	824	824
Convertible Promissory Note, 10% Interest rate, February 16, 2015***	80,620	—	1,813,904	1,813,904	—	—
Term Loan, 10%, 3/31/14***	3,336	—	250,000	(250,000)	—	—
Term Loan, 10%, 3/31/14***	3,346	—	250,000	(250,000)	—	—
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	4,338,009	98	—	(342,886)	3,995,221
Learnist Inc. (f/k/a Grockit, Inc.)
Preferred shares, Series D	—	2,073,472	—	—	245,542	2,319,014
Preferred shares, Series E	—	1,499,999	—	—	110,297	1,610,296
Preferred shares, Series F	—	—	1,450,000	—	—	1,450,000
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	1,999,998
Preferred shares, Series B	—	249,505	—	—	186	249,691

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2014
Ozy Media, Inc.
Preferred shares, Series B	$—	$—	$4,999,999	$—	$—	$4,999,999
$Preferred shares, Series A	—	3,000,000	200	—	1,164,891	4,165,091
Preferred shares, Series Seed	—	865,000	—	—	708,000	1,573,000
PayNearMe, Inc.
Preferred shares, Series E	—	10,000,000	400	—	(18,336)	9,982,064
The rSmart Group, Inc.
Preferred shares, Series B	—	857,302	—	—	(664,716)	192,586
Strategic Data Command, LLC(3)
Common shares	—	1,046,830	—	—	(46,830)	1,000,000
Totus Solutions, Inc.(5)
Preferred shares, Series B		1,001,001	—	—	(872,099)	128,902
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	3,406	—	76,430	—	1,995	78,425
Preferred shares, Series A		2,173,163	840	—	(2,174,003)	—
Common Shares		576,675	200	—	(576,875)	—
Total Affiliate Investments	$130,021	$52,663,042				$70,172,313

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment whose economics are derived from the value of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(5)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(6)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of a) the closing of a subsequent equity offering by CUX, Inc., or b) the maturity of the note(November 26, 2018). Interest will compound annually beginning on November 26, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: August 10, 2015	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: August 10, 2015	By: /s/ William F. Tanona William F. Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)