Form 10-Q
period 2015-09-30
GSV Capital Corp.
filed 2015-11-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 9, 2015 was 19,320,100.

GSV CAPITAL CORP.

i

ii

Item 1. Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $20,631,912 and $17,933,651 respectively)(1)	$22,986,021	$18,819,335
Investments in affiliated securities (cost of $71,650,488 and $80,760,208 respectively)(1)	66,865,382	70,172,313
Investments in non-controlled/non-affiliated securities (cost of $187,578,628 and $202,417,830 respectively)	259,938,971	281,992,669
Investments in treasury bill (cost of $25,000,604 and $100,001,692 respectively)	25,000,604	100,000,056
Investments owned and pledged (amortized cost of $3,669,246 and $7,286,332 respectively)(2)	3,680,616	7,298,042
Total Investments (cost of $308,530,878 and $408,399,713 respectively)	378,471,594	478,282,415
Cash	56,844,097	3,472,880
Restricted cash	52,931	48,889
Due from:
GSV Asset Management(1)	205,472	204,825
Portfolio companies(1)	60,371	85,356
Interest and dividends receivable	128,747	26,671
Prepaid expenses and other assets	346,985	596,926
Deferred financing costs	2,299,565	2,928,134
Total Assets	438,409,762	485,646,096
LIABILITIES
Due to:
GSV Asset Management(1)	19,980	23,396
Accounts payable and accrued expenses	67,863	292,950
Accrued incentive fees(1)	24,977,501	14,137,899
Accrued management fees(1)	687,672	641,276
Accrued interest payable	150,938	1,139,458
Payable for securities purchased	22,000,596	90,001,692
Current taxes payable	31,801	134,733
Deferred tax liability	9,408,847	6,907,666
Line of credit payable	—	18,000,000
Convertible Senior Notes embedded derivative liability	—	1,000
Convertible Senior Notes payable 5.25% due September 15, 2018	68,562,077	68,462,353
Total Liabilities	125,907,275	199,742,423
Commitments and contingencies (Note 6)
Net Assets	$312,502,487	$285,903,673
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,320,100 issued and outstanding)	$193,201	$193,201
Paid-in capital in excess of par	275,837,514	275,837,514
Accumulated net investment loss	(75,941,010)	(31,972,292)
Accumulated net realized gains on investments	54,984,417	496,782
Accumulated net unrealized appreciation of investments	57,428,365	41,348,468
Net Assets	$312,502,487	$285,903,673
Net Asset Value Per Share	$16.17	$14.80

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of September 30, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At September 30, 2015, the remaining government securities are shown on the Condensed Consolidated Statements of Assets and Liabilities as “Investments owned and pledged” with an amortized cost of $3,669,246.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income from controlled securities(1)	$—	$4,083	$—	$9,816
Interest income from affiliated securities(1)	31,992	9,294	152,388	112,747
Interest income from non-controlled/non-affiliated securities	7,371	8,594	23,109	36,369
Dividend income from non-controlled/non-affiliated securities	—	—	46,781	887
Total Investment Income	39,363	21,971	222,278	159,819
OPERATING EXPENSES
Management fees(1)	2,063,017	1,949,705	5,994,530	5,639,564
Incentive fees(1)	1,062,535	3,684,300	10,839,602	5,498,585
Costs incurred under Administration Agreement(1)	598,456	718,896	2,185,888	2,557,129
Directors’ fees	94,620	65,000	287,426	195,000
Professional fees	265,429	442,683	1,001,401	1,301,777
Interest and credit facility expense	1,183,833	1,442,063	3,781,419	4,155,759
Income tax expense	852,970	—	852,970	—
Other expenses	118,417	115,922	382,895	434,849
Gain on fair value adjustment for embedded derivative	—	(147,000)	(1,000)	(787,000)
Total Operating Expenses	6,239,277	8,271,569	25,325,131	18,995,663
(Provision)/Benefit for taxes on net investment loss(2)	(26,583,935)	3,368,311	(18,865,865)	7,740,594
Net Investment Loss	(32,783,849)	(4,881,287)	(43,968,718)	(11,095,250)
Net Realized Gains (Losses):
From affiliated securities	(10,170,567)	—	(10,161,030)	10,419
From non-controlled/non-affiliated securities	37,460,383	17,160,816	64,305,863	17,832,576
Net Realized Gains (Losses) on investments	27,289,816	17,160,816	54,144,833	17,842,995
(Provision)/Benefit for taxes on net realized gains on investments(2)	11,307,706	(7,006,762)	342,802	(7,285,295)
Net Change in Unrealized Appreciation (Depreciation) of investments:
From controlled securities	719,143	46,029	685,571	(367,942)
From affiliated securities	5,124,897	(3,783,766)	4,467,809	(7,650,194)
From non-controlled/non-affiliated securities	(27,825,708)	4,998,420	(5,095,366)	17,677,865
Net Change in Unrealized Appreciation (Depreciation) of investments	(21,981,668)	1,260,683	58,014	9,659,729
(Provision)/Benefit for taxes on unrealized appreciation/depreciation of investments(2)	25,020,686	(514,737)	16,021,883	(3,944,068)
Net Increase in Net Assets Resulting from Operations	$8,852,691	$6,018,713	$26,598,814	$5,178,111
Net Increase in Net Assets Resulting from Operations per Common Share
Basic	$0.45	$0.31	$1.37	$0.27
Diluted(3)	$0.42	$0.30	$1.27	$0.27
Weighted-Average Common Shares Outstanding
Basic	19,320,100	19,320,100	19,320,100	19,320,100
Diluted(3)	23,564,228	23,564,228	23,564,228	19,320,100

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	Due to the Company’s change in tax status to a regulated investment company (“RIC”) from a C Corporation, the associated accrued benefits and provisions from previous periods were reversed, resulting in a provision for net investment loss, a benefit for net realized gains, and a benefit for unrealized appreciation of investments for the three and nine months ended September 30, 2015. Refer to “Note 8 — Income Taxes” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further detail.
(3)	For the nine months ended September 30, 2014, 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net Increase in Net Assets Resulting from Operations
Net Investment Loss	$(43,968,718)	$(11,095,250)
Net Realized Gains on Investments	54,144,833	17,842,995
(Provision)/Benefit for Taxes on Net Realized Gains on Investments	342,802	(7,285,295)
Net Change in Unrealized Appreciation of investments	58,014	9,659,729
(Provision)/Benefit for Taxes on Unrealized Appreciation of Investments	16,021,883	(3,944,068)
Net Increase in Net Assets Resulting from Operations	26,598,814	5,178,111
Total Increase in Net Assets	26,598,814	5,178,111
Net Assets at Beginning of Period	285,903,673	287,966,444
Net Assets at End of Period	$312,502,487	$293,144,555
Capital Share Activity
Shares Issued	—	—
Shares Outstanding at Beginning of Period	19,320,100	19,320,100
Shares Outstanding at End of Period	19,320,100	19,320,100

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$26,598,814	$5,178,111
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gains on investments	(54,144,833)	(17,842,995)
Net change in unrealized appreciation of investments	(58,014)	(9,659,729)
Gain on fair value adjustment for embedded derivative	(1,000)	(787,000)
Deferred tax liability	2,501,181	3,488,769
Amortization of discount on Convertible Senior Notes	99,724	—
Amortization of deferred financing costs	628,569	777,838
Amortization of fixed income security premiums and discounts	(58,030)	(41,426)
Change in restricted cash	(4,042)	(26,625)
Non-cash dividend income	(46,781)	—
Write-off of deferred offering costs	—	277,977
Purchases of investments in:
Portfolio investments	(17,146,659)	(45,852,034)
United States treasury bills	(225,015,507)	(260,002,734)
Proceeds from sales or maturity of investments in:
Portfolio investments	92,641,645	62,502,968
Treasuries strips	3,639,000	3,603,708
United States treasury bills	300,000,000	160,001,251
Change in operating assets and liabilities:
Due from GSV Capital Service Company, LLC(1)	—	(15,795)
Due from GSV Asset Management(1)	(647)	—
Due from portfolio companies(1)	24,985	45,304
Prepaid expenses and other assets	249,941	(157,751)
Interest and dividends receivable	(102,076)	18,198
Due to GSV Asset Management(1)	(3,416)	(515,080)
Payable for securities purchased	(68,001,096)	94,001,484
Accounts payable and accrued expenses	(225,087)	(280,263)
Accrued incentive fees(1)	10,839,602	5,498,585
Accrued management fees(1)	46,396	—
Accrued interest payable	(988,520)	(821,308)
Current taxes payable	(102,932)	—
Net Cash Provided by (Used in) Operating Activities	71,371,217	(608,547)
Cash Flows from Financing Activities
Borrowings under credit facility	6,000,000	18,000,000
Repayments under credit facility	(24,000,000)	(18,000,000)
Deferred offering costs	—	(93,267)
Net Cash Used in Financing Activities	(18,000,000)	(93,267)
Total Increase (Decrease) in Cash Balance	53,371,217	(701,814)
Cash Balance at Beginning of Period	3,472,880	7,219,203
Cash Balance at End of Period	$56,844,097	$6,517,389

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Supplemental Information:
Interest Paid	$4,769,939	$4,977,067
Taxes Paid	$852,970	$—
Non-Cash Operating Items
Transactions in Portfolio Company Investments
Convertible notes converted to preferred shares	$295,801	$3,064,135
Structured notes converted to convertible notes	609,683	—
Term loan converted to preferred shares	—	503,851
Preferred shares converted to common shares	—	1,273,125
Common shares converted to preferred shares	—	2,006,077
Common membership interest converted to preferred shares	—	500,000

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.
Common shares, Class A	Palo Alto, CA Data Analysis	5,773,690	$16,191,055	$51,322,812	16.42%
Preferred shares, Series G		326,797	1,008,968	3,286,380	1.05%
Total			17,200,023	54,609,192	17.47%
Dropbox, Inc.
Common shares	San Francisco, CA Online Storage	760,000	8,641,153	14,482,773	4.63%
Preferred shares, Series A-1		552,486	5,015,773	10,530,499	3.37%
Total			13,656,926	25,013,272	8.00%
Twitter, Inc.**
Common shares	San Francisco, CA Social Communication	800,600	14,271,866	21,568,164	6.90%
Coursera, Inc.
Preferred shares, Series B	Mountain View, CA Online Education	2,961,399	14,519,519	14,446,747	4.62%
Solexel, Inc.
Preferred shares, Series C	Milpitas, CA Solar Power	5,300,158	11,598,648	11,607,346	3.71%
Preferred shares, Series D		1,613,413	2,420,631	2,420,120	0.77%
Total			14,019,279	14,027,466	4.48%
PayNearMe, Inc.(1)
Preferred shares, Series E	Sunnyvale, CA Cash Payment Network	5,480,348	14,000,398	13,974,887	4.47%
Avenues Global Holdings, LLC(3)
Preferred shares, Junior Preferred Stock	New York, NY Globally-focused Private School	10,014,270	10,151,854	12,141,120	3.89%
Lyft, Inc.
Preferred shares, Series D	San Francisco, CA Peer to Peer Ridesharing	493,490	5,003,631	9,273,828	2.97%
Preferred shares, Series E		128,563	2,503,585	2,677,010	0.85%
Total			7,507,216	11,950,838	3.82%
Dataminr, Inc.
Preferred shares, Series B	New York, NY Social Media Analytics	904,977	2,063,356	8,909,182	2.85%
Preferred shares, Series C		301,369	1,100,909	2,966,872	0.95%
Total			3,164,265	11,876,054	3.80%
JAMF Holdings, Inc.
Preferred shares, Series B	Minneapolis, MN Mobile Device Management	73,440	9,999,928	11,583,628	3.71%
General Assembly Space, Inc.
Preferred shares, Series C	New York, NY Online Education	126,552	2,999,978	5,765,799	1.85%
Common shares		133,213	2,999,983	5,755,573	1.84%
Total			5,999,961	11,521,372	3.69%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)
Preferred shares, Series B	Mountain View, CA Daily News and Information Site	922,509	$4,999,999	$5,290,561	1.69%
Preferred shares, Series A		1,090,909	3,000,200	4,407,134	1.42%
Preferred shares, Series Seed		500,000	500,000	1,727,898	0.55%
Total			8,500,199	11,425,593	3.66%
SugarCRM, Inc.
Common shares	Cupertino, CA Customer Relationship Manager	1,524,799	5,476,662	8,215,922	2.63%
Preferred shares, Series E		373,134	1,500,522	2,165,222	0.69%
Total			6,977,184	10,381,144	3.32%
Declara, Inc.(1)
Preferred shares, Series A	Palo Alto, CA Social Cognitive Learning	5,358,195	9,999,999	10,019,825	3.21%
Curious.com Inc.(1)
Preferred shares, Series B	Menlo Park, CA Online Education	2,839,861	10,000,003	9,996,311	3.20%
StormWind, LLC(2)(5)
Preferred shares, Series B	Scottsdale, AZ Interactive Learning	3,279,629	2,019,687	4,707,330	1.51%
Preferred shares, Series C		2,779,134	4,000,787	4,690,108	1.50%
Preferred shares, Series A		366,666	110,000	526,284	0.17%
Total			6,130,474	9,923,722	3.18%
Chegg, Inc.**
Common shares	Santa Clara, CA Textbook Rental	1,182,792	14,022,863	8,527,930	2.73%
Spotify Technology S.A.**
Common shares	Stockholm, Sweden Music Streaming Service	3,658	3,598,472	8,158,224	2.61%
Lytro, Inc.
Preferred shares, Series C-1	Mountain View, CA Consumer Electronics	2,533,784	7,500,241	7,500,001	2.40%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)
Preferred shares, Series D	Redwood City, CA Incubator	3,720,424	4,904,498	4,960,565	1.59%
Preferred shares, Series C		1,561,625	2,007,250	1,173,190	0.37%
Preferred shares, Series A		1,000,000	1,021,778	550,375	0.18%
Preferred shares, Series B		450,000	605,500	247,669	0.07%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Common shares		200,000	1,000	18,000	0.01%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	7,500	0.00%
Total			8,540,026	7,102,299	2.27%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
GSV Sustainability Partners(2)
Preferred shares, Class A	Woodside, CA Clean Technology	11,900,000	$5,951,412	$5,950,000	1.90%
Common shares		100,000	10,000	10,000	0.00%
Total			5,961,412	5,960,000	1.90%
Fullbridge, Inc.(1)
Preferred shares, Series D	Cambridge, MA Business Education	1,655,167	2,956,022	3,111,714	1.00%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.52%
Convertible Promissory Note 10% Due 03/02/16***		$1,030,507	1,006,624	1,088,878	0.36%
Common Warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	14,286	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 4/03/2019		412,088	52,063	8,242	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/02/2020		283,106	35,767	5,662	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	3,846	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	3,723	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	1,648	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	10,413	1,648	0.00%
Total			7,402,804	5,864,648	1.88%
Enjoy Technology, Inc.
Preferred shares, Series B	Menlo Park, CA Online Shopping	1,681,520	4,000,280	4,000,000	1.28%
Preferred shares, Series A		879,198	1,002,440	1,701,035	0.54%
Total			5,002,720	5,701,035	1.82%
Knewton, Inc.
Preferred shares, Series E	New York, NY Online Education	375,985	4,999,999	5,000,601	1.60%
Course Hero, Inc.
Preferred shares, Series A	Redwood City, CA Online Education	2,145,509	5,000,001	5,000,001	1.60%
Whittle Schools, LLC(1)(4)
Preferred shares, Series B	New York, NY Globally-focused Private School	3,000,000	3,000,000	3,000,000	0.96%
Common shares		229	1,577,097	1,500,000	0.48%
Total			4,577,097	4,500,000	1.44%
Parchment, Inc.
Preferred shares, Series D	Scottsdale, AZ E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.28%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
CUX, Inc. (d/b/a CorpU)(1)
Convertible preferred shares, Series C	San Francisco, CA Corporate Education	615,763	$2,006,077	$2,175,401	0.70%
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(10)		$1,000,000	1,000,000	1,067,507	0.34%
Convertible preferred shares, Series D		169,033	778,607	679,465	0.22%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	6,930	0.00%
Total			3,784,684	3,929,303	1.26%
Bloom Energy Corporation
Common shares	Sunnyvale, CA Fuel Cell Energy	201,589	3,855,601	2,870,592	0.92%
DogVacay, Inc.
Preferred shares, Series B-1	Santa Monica, CA Dog Boarding	514,562	2,506,119	2,500,771	0.80%
SharesPost, Inc.(6)
Preferred shares, Series B	San Bruno, CA Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.72%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	185,024	0.06%
Total			2,282,844	2,435,023	0.78%
Maven Research, Inc.(1)
Preferred shares, Series C	San Francisco, CA Knowledge Networks	318,979	2,000,447	1,999,998	0.64%
Preferred shares, Series B		49,505	217,206	249,691	0.08%
Total			2,217,653	2,249,689	0.72%
DreamBox Learning, Inc.
Preferred shares, Series A-1	Bellevue, WA Education Technology	7,159,221	1,502,362	1,448,538	0.46%
Preferred shares, Series A		3,579,610	758,017	724,269	0.24%
Total			2,260,379	2,172,807	0.70%
Clever, Inc.
Preferred shares, Series B	San Francisco, CA Education Software	1,799,047	2,000,601	2,096,200	0.67%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)
Preferred shares, Series A	New York, NY Sports Analytics	1,864,495	1,792,500	1,459,553	0.47%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	70,000	0.01%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	19,340	0.01%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	17,689	0.01%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	4,245	0.00%
Total			1,823,854	1,570,827	0.50%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Gilt Groupe Holdings, Inc.
Common shares	New York, NY e-Commerce Flash Sales	248,600	$6,594,433	$1,188,372	0.38%
AlwaysOn, Inc.(1)
Preferred shares, Series A	Woodside, CA Social Media	1,066,626	1,027,391	554,646	0.18%
Preferred shares, Series A-1		4,465,925	876,343	446,594	0.14%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	1,094	0.00%
Total			1,903,734	1,002,334	0.32%
Strategic Data Command, LLC(1)(7)
Common shares	Sunnyvale, CA Software Development	800,000	989,277	1,000,000	0.32%
Aspiration Partners, Inc.
Preferred shares, Series A	Marina Del Rey, CA Financial Services	18,009	1,001,815	999,975	0.32%
4C Insights (f/k/a The Echo Systems Corp.)
Preferred shares, Series A	Chicago, IL Social Data Platform	512,365	1,436,404	850,459	0.27%
Tynker (f/k/a Neuron Fuel, Inc.)
Preferred shares, Series A	San Jose, CA Computer Software	534,162	309,310	791,159	0.25%
EdSurge, Inc.(1)
Preferred shares, Series A	Burlingame, CA Education Media Platform	494,365	500,801	500,801	0.16%
AliphCom, Inc. (d/b/a Jawbone)
Common shares	San Francisco, CA Smart Device Company	150,000	793,152	470,827	0.15%
Learnist Inc. (f/k/a Grockit, Inc.)(1)
Preferred shares, Series D	San Francisco, CA Online Learning Platform	2,728,252	2,005,945	187,792	0.06%
Preferred shares, Series E		1,731,501	1,503,670	128,440	0.04%
Preferred shares, Series F		1,242,928	1,450,000	115,693	0.04%
Total			4,959,615	431,925	0.14%
Global Education Learning (Holdings) Ltd.(1)**
Preferred shares, Series A	Hong Kong Education Technology	2,126,475	990,375	399,239	0.13%
Cricket Media (f/k/a ePals Inc.)**(8)
Common shares	Herndon, VA Online Education	1,333,333	2,448,959	238,646	0.08%
Earlyshares.com, Inc.
Preferred shares, Series A	Miami, FL Equity Crowdfunding	165,715	261,598	125,115	0.04%
Convertible Promissory Note 5%, 8/02/2016(11)		$50,000	50,840	51,176	0.02%
Total			312,438	176,291	0.06%

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/Principal	Cost	Fair Value	% of Net Assets
Upwork Global Inc. (f/k/a Odesk Corporation)
Common Shares	Redwood City, CA Online Workplace Platform	30,000	$183,269	$141,060	0.05%
Total Portfolio Investments			279,861,028	349,790,374	111.93%
U.S. Treasury
U.S. Treasury Bill, 0%, due 10/1/2015		$25,000,000	25,000,604	25,000,604	8.00%
U.S. Treasury Strips(9)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,838,954	1,846,854	0.59%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,830,292	1,833,762	0.59%
Total			3,669,246	3,680,616	1.18%
Total Investments			$308,530,878	$378,471,594	121.11%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment for which the economics are derived from the value of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At September 30, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its September 30, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, serves on the board of directors for Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2015
(Unaudited)

(9)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of September 30, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At September 30, 2015, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments with an amortized cost of $3,669,246.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest will compound annually beginning on February 26, 2015.

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
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)
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

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expired on September 24, 2014. At December 31, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its December 31, 2014 closing price less 10.0%. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S. securities law. As such, the Company has applied a 10.0% discount to reflect the aforementioned trading restrictions.
(10)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(11)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips with an original cost of $10,845,236. At December 31, 2014, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments and have an amortized cost of $7,286,332.
(12)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc., or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

See notes to the Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (the “Company,” “GSV Capital” or “GSV”) was formed in September 2010 as a Maryland corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management”), and GSV Capital Service Company, LLC (“GSV Capital Service Company”) provides the administrative services necessary for the Company to operate.

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

On November 28, 2012, the Company formed the following wholly-owned subsidiaries: GSVC AE Holdings, Inc. (“GAE”), GSVC AV Holdings, Inc. (“GAV”), GSVC NG Holdings, Inc. (“GNG”), GSVC SW Holdings, Inc. (“GSW”) and GSVC WS Holdings, Inc. (“GWS”). On July 12, 2013, the Company formed a wholly-owned subsidiary, SPNPM Holdings LLC (“SPNPM”). On August 13, 2013, the Company formed a wholly-owned subsidiary, GSVC SVDS Holdings, Inc. (“SVDS”). Collectively, these entities are known as the “GSVC Holdings,” all Delaware corporations, formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. Refer to “— Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture-capital-backed emerging companies. The Company acquires its investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria.

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

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

of its services and benefits to the Company and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the GSVC Holdings and GCL, its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

	Reclassified Amounts	Prior Period Amounts
Deferred financing costs	$2,928,134	$—
Deferred credit facility fees	—	261,065
Deferred debt issuance costs	—	2,667,069
Prepaid expenses and other assets	596,926	—
Prepaid expenses	—	179,556
Other assets	—	417,370

There was no net effect on the total assets, liabilities, or net assets as of December 31, 2014 as a result of these reclassifications.

Refer to the table below for the reclassifications to the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2014	Reclassified Amounts	Prior Period Amounts
Other expenses	$115,922	$18,306
Insurance expense	—	61,800
Investor relations expense	—	35,816

For the nine months ended September 30, 2014	Reclassified Amounts	Prior Period Amounts
Other expenses	$434,849	$58,898
Insurance expense	—	181,839
Investor relations expense	—	194,112

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

Investments at fair value

The Company applies fair value accounting in accordance with GAAP and the AICPA’s Audit and Accounting Guide for Investment Companies. The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

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

Level 3 — Valuations based on unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 3 — Investments at Fair Value” may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 Assets or Liabilities are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Refer to “Levelling Policy” for a detailed discussion of the levelling of the Company’s financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, the board of directors or the valuation committee of the board of directors (the “Valuation Committee”), does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GSV Asset Management responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

3.	An independent third-party valuation firm is engaged by, or on behalf of, the Valuation Committee to conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment, for all investments for which there are no readily available market quotations;
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

The Company engages at least one independent valuation firm to perform valuations of its investments that are not publicly traded or for which there are no readily available market quotations. The Company considers the independent valuations provided by the valuation firm(s), among other factors, in making its fair value determinations. The table below shows the percentages of the Company’s investments for which there are no readily available market quotations, for which an independent valuation firm was engaged to perform valuations, during the current and prior fiscal year.

For the quarter ended March 31, 2014	100%
For the quarter ended June 30, 2014	100%
For the quarter ended September 30, 2014	100%
For the quarter ended December 31, 2014	100%
For the quarter ended March 31, 2015	100%
For the quarter ended June 30, 2015	100%
For the quarter ended September 30, 2015	100%

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. Equity investments with readily available market quotations that are subject to sales restrictions due to an initial public offering (“IPO”) by the portfolio company will be classified as Level 1. Any other equity investments with readily available market quotations that are subject to sales restrictions may be valued at a discount for a lack of marketability, (“DLOM”), to the most recently available closing market prices depending upon the nature of the sales restriction. These investments are generally classified as Level 2 assets. The DLOM used is generally based upon the market value of publicly traded put options with similar terms.

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the relevant portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

transaction in which the Company acquired its securities, subsequent equity sales by the Portfolio Company, mergers or acquisitions affecting the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.

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

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture-capital-backed portfolio companies, these investments are Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company values its debt investments at amortized cost plus accrued interest which it believes approximates fair value.

Warrants

The board of directors will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Levelling Policy

The portfolio companies in which the Company invests periodically offer their shares in IPOs. The Company’s shares in such portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 1 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date. In situations where the lock-up restrictions have expired, but other factors restrict the sale of the investment, the Company will consider the nature of any restrictions on the sale of the investment. The Company will classify the investment as either Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale or as Level 1. The Company transfers investments between levels based on the fair value at the end of measurement period in accordance with ASC 820.

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
September 30, 2015 (Unaudited)

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

Portfolio Company Investment Classification

GSV is a non-diversified company within the meaning of the 1940 Act. GSV classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2015 and December 31, 2014, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

Cash

The Company places its cash with U.S. Bank National Association and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within limitations of the 1940 Act.

Deferred Financing Costs

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Company recorded origination expenses related to the Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the respective expected life of the Credit Facility. In the event that the Company modifies or extinguishes the Credit Facility, it follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of the Credit Facility, any unamortized deferred costs are expensed. As of September 30, 2015, $88,618 remains to be amortized and is included within deferred financing costs on the Condensed Consolidated Statements of Assets and Liabilities.

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year and mature on September 15, 2018 (the “Convertible Senior Notes”) (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Company recorded origination expenses related to the Convertible Senior Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the respective life of the Convertible Senior Notes. In the event that the Company modifies or extinguishes its debt before maturity, it follows the guidance in ASC 470-50. For extinguishments of the Convertible Senior Notes, any unamortized deferred costs are deducted from the basis of the debt in determining the gain or loss from the extinguishment. Proceeds from the issuance of the Convertible Senior Notes were offset by offering costs of $3,585,929. As of September 30, 2015, $2,128,924 remains to be amortized and is included within deferred financing costs on the Condensed Consolidated Statements of Assets and Liabilities.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Restricted Cash

As of September 30, 2015 and December 31, 2014, the Company had Restricted Cash of $52,931 and $48,889, respectively, which is included on the Condensed Consolidated Statements of Assets and Liabilities. As of both September 30, 2015 and December 31, 2014, Restricted Cash consisted of a $25,000 deposit for the Company’s fidelity bond as well as excess funds remaining in escrow after the purchase of the government securities that will be used to make the scheduled interest payments on the Convertible Senior Notes. See “Note 9 — Long Term Liabilities” for further detail.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At September 30, 2015 and December 31, 2014, the Company had no Escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company has elected to be treated as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the 2014 taxable year, and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which they were carried forward.

If the Company does not distribute (or is not deemed to have distributed) during each calendar year a sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

distributed, in preceding years (the “Minimum Distribution Amount”), it will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines its estimated current year annual taxable income will be in excess of the estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Code, for its 2012 taxable year. In September 2014, the Company filed its 2013 tax return as a RIC and sought to be granted RIC status for its 2013 taxable year; however, the Company determined it would not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it was certified by the Securities and Exchange Commission (the “SEC”) as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). The Company has not received such SEC Certification for its 2013 taxable year; however, in September 2015, the Company determined it was in the best interests of its stockholders to file the 2013 tax return as a C corporation.

The Company has, however, determined that it satisfied the requirements to qualify as a RIC for the 2014 taxable year and elected to be treated as a RIC in its 2014 tax return filed in September 2015. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the condensed consolidated financial statements of the Company. Included in the Company’s condensed consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s condensed consolidated financial statements.

The Company also expects to qualify as a RIC for the 2015 taxable year and going forward. At the present time, the Company cannot assure its investors that it will be eligible to elect to be taxed as a RIC for its 2015 taxable year. If it is not treated as a RIC for 2015, the Company will be taxed as a C corporation under the Code for the 2015 taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next ten years. Refer to “Note 8 — Income Taxes” for further details regarding the Company’s tax status.

Per Share Information

Basic net increase in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net increase in net assets resulting from operations per common share is computed by dividing net increase in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with ASC 260 to determine the number of potentially dilutive shares outstanding. Refer to “Note 5 — Net Increase in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

Capital Accounts

Certain capital accounts including undistributed net investment income or loss, accumulated net realized gains or losses, net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. GAAP requires that certain components of net assets relating to permanent differences are to be reclassified between financial statement reporting and tax reporting. These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed.

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

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”). Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

Incentive Fees

The Company has not paid GSV Asset Management any incentive fees since inception under the terms of the Advisory Agreement. However for GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), the Company is required to accrue incentive fees as if the Company had fully liquidated the entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2015 and December 31, 2014. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception.

For the three and nine months ended September 30, 2015, the Company accrued incentive fees of $1,062,535, and $10,839,602, respectively, for financial statement purposes. For the three and nine months ended September 30, 2014, the Company accrued incentive fees of $3,684,300, and $5,498,585, respectively, for financial statement purposes.

Management Fees

GSV Asset Management earned $2,063,017 and $5,994,530 in management fees for the three and nine months ended September 30, 2015, respectively. GSV Asset Management earned $1,949,705 and $5,639,564 in management fees for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, the Company was owed $205,472 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition as of September 30, 2015, the Company owed GSV Asset Management $19,980 for reimbursement of other expenses.

As of December 31, 2014, the Company was owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, the Company owed GSV Asset Management $23,396 for reimbursement of other expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $598,456 and $2,185,888 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2015, respectively. There were $718,896 and $2,557,129 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2014, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At September 30, 2015, the Company had 92 positions in 48 portfolio companies. At December 31, 2014, the Company had 99 positions in 52 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2015 and December 31, 2014.

	September 30, 2015 (Unaudited)		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$50,911,154	$95,134,155	$55,085,728	$85,598,467
Preferred Stock	195,847,526	221,618,041	190,308,932	193,847,045
Debt Investments	2,057,464	2,207,561	1,360,331	1,374,210
Warrants	301,196	495,877	301,196	904,345
Subtotal – Private Portfolio Companies	249,117,340	319,455,634	247,056,187	281,724,067
Publicly Traded Portfolio Companies
Common Stock	30,743,688	30,334,740	54,055,502	89,260,250
Total Private and Publicly Traded Portfolio Companies	279,861,028	349,790,374	301,111,689	370,984,317
Non-Portfolio Investments
U.S. Treasury Bill	25,000,604	25,000,604	100,001,692	100,000,056
U.S. Treasury Strips	3,669,246	3,680,616	7,286,332	7,298,042
Total Non-Portfolio Investments	28,669,850	28,681,220	107,288,024	107,298,098
Total Investments	$308,530,878	$378,471,594	$408,399,713	$478,282,415

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2015 and December 31, 2014 are as follows:

	As of September 30, 2015 (Unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$95,134,155	$95,134,155
Preferred Stock	—	—	221,618,041	221,618,041
Debt Investments	—	—	2,207,561	2,207,561
Warrants	—	—	495,877	495,877
Subtotal – Private Portfolio Companies	—	—	319,455,634	319,455,634
Publicly Traded Portfolio Companies
Common Stock	30,334,740	—	—	30,334,740
Total Private and Publicly Traded Portfolio Companies	30,334,740	—	319,455,634	349,790,374
Non-Portfolio Investments
U.S. Treasury Bill	25,000,604	—	—	25,000,604
U.S. Treasury Strips	3,680,616	—	—	3,680,616
Total Non-Portfolio Investments	28,681,220	—	—	28,681,220
Total Assets at Fair Value	$59,015,960	$—	$319,455,634	$378,471,594

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$85,598,467	$85,598,467
Preferred Stock	—	—	193,847,045	193,847,045
Debt Investments	—	—	1,374,210	1,374,210
Warrants	—	—	904,345	904,345
Subtotal – Private Portfolio Companies	—	—	281,724,067	281,724,067
Publicly Traded Portfolio Companies
Common Stock	65,586,615	23,673,635	—	89,260,250
Total Private and Publicly Traded Portfolio Companies	65,586,615	23,673,635	281,724,067	370,984,317
Non-Portfolio Investments
U.S. Treasury Bill	100,000,056	—	—	100,000,056
U.S. Treasury Strips	7,298,042	—	—	7,298,042
Total Non-Portfolio Investments	107,298,098	—	—	107,298,098
Total Assets at Fair Value	$172,884,713	$23,673,635	$281,724,067	$478,282,415
Liabilities at fair value
Embedded Derivative	$—	$—	$1,000	$1,000
Total Liabilities at Fair Value	$—	$—	$1,000	$1,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets and liabilities as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2015 and December 31, 2014. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

As of September 30, 2015 (Unaudited)
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs		Range (Weighted Average)
Common stock in private companies	$95,134,155	Market approach	Precedent transactions	(1)	N/A
		Income approach	Revenue multiples		1.1x – 1.5x (1.3x)
			EBIT multiples		10.0x – 17.0x (13.5x)
			Discount rate		30% – 35% (33%)
		Liquidation Value	Liquidation Value		N/A
Preferred stock in private companies	$221,618,041	Market approach	Precedent transactions	(1)	N/A
		Income approach	Revenue multiples		0.9x – 5.5x (2.8x)
			EBIT multiples		10.0x – 30.0x (15.8x)
			Discount rate		30% – 50% (39%)
Debt Investments	$2,207,561	Market approach	Amortized Cost		N/A
Warrants	$495,877	Option pricing model	Term to expiration (Years)		1.28 – 3.00 (2.52)
			Strike price		0.13 – 4.59 (1.20)
			Volatility		30% – 50% (38%)

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of December 31, 2014
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Average)
Common stock in private companies	$85,598,467	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.1x – 5.9x (3.0x)
			EBIT multiples	10.20x – 18.90x (16.70x)
			Discount rate	30% – 40% (37%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	$193,847,045	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.5x – 5.3x (3.5x)
			EBIT multiples	10.0x – 25.0x (18.1x)
			Discount rate	35% – 45% (40%)
Debt Investments	$1,374,210	Market approach	Precedent transactions	N/A
Warrants	$904,345	Option pricing model	Term to expiration (Years)	2.00 – 3.00 (2.55)
			Strike price	0.13 – 4.59 (1.24)
			Volatility	30% – 50% (38%)
Embedded Derivative	$(1,000)	Binomial Lattice Model	Strike Price	16.26
			Volatility	50%
			Annual risk rate	12.5%

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

The significant unobservable inputs used in determining the fair value of the assets and liabilities are shown above. Increases (decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal.

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
September 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the three and nine months ended September 30, 2015 and September 30, 2014 as follows:

	Three months ended September 30, 2015 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of June 30, 2015	$92,430,652	$217,983,919	$2,506,014	$694,314	$—	$313,614,899
Purchases of investments	—	6,602,095	—	—	—	6,602,095
Sales of investments	(1,874,000)	(3,362,594)	(50,000)	—	—	(5,286,594)
Realized losses	(2,290,880)	(7,563,262)	(27,190)	—	—	(9,881,332)
Exercises, conversions and assignments(1)	—	295,801	(295,801)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	14,235	—	—	14,235
Net change in unrealized appreciation (depreciation) included in earnings	6,868,383	7,662,082	60,303	(198,437)	—	14,392,331
Fair Value as of September 30, 2015	$95,134,155	$221,618,041	$2,207,561	$495,877	$—	$319,455,634
Net change in unrealized appreciation (depreciation) of Level 3 investments still held as of September 30, 2015	$4,027,793	$589,059	$32,425	$(198,437)	$—	$4,450,840

	Three months ended September 30, 2014 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of June 30, 2014	$87,595,350	$169,119,155	$348,610	$594,355	$—	$257,657,470
Purchases of investments	6,400	6,795,054	500,000	—	—	7,301,454
Sales of investments	(4,556,650)	(6,285,991)	—	—	—	(10,842,641)
Realized gains	1,951,444	4,969,326	—	—	—	6,920,770
Net change in unrealized appreciation (depreciation) included in earnings	(2,241,704)	(5,484,429)	12,692	(23,978)	—	(7,737,419)
Fair Value as of September 30, 2014	$82,754,840	$169,113,115	$861,302	$570,377	$—	$253,299,634
Net change in unrealized appreciation (depreciation) of Level 3 investments still held as of September 30, 2014	$(2,241,704)	$(5,484,429)	$12,692	$(23,978)	$—	$(7,737,419)
Liabilities:
Fair Value of June 30, 2014	$—	$—	$—	$—	$159,000	$159,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	(147,000)	(147,000)
Fair Value as of September 30, 2014	$—	$—	$—	$—	$12,000	$12,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	Nine months ended September 30, 2015 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$—	$281,724,067
Purchases of investments	2,680	16,168,653	1,022,107	—	—	17,193,440
Sales of investments	(1,886,373)	(3,362,594)	(50,000)	—	—	(5,298,967)
Realized losses	(2,290,880)	(7,563,262)	(27,190)	—	—	(9,881,332)
Exercises, conversions and assignments(1)	—	295,801	(295,801)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	36,117	—	—	36,117
Net change in unrealized appreciation (depreciation) included in earnings	13,710,261	22,232,398	148,118	(408,468)	—	35,682,309
Fair Value as of September 30, 2015	$95,134,155	$221,618,041	$2,207,561	$495,877	$—	$319,455,634
Net change in unrealized appreciation (depreciation) of Level 3 investments still held as of September 30, 2015	$10,869,673	$15,198,644	$142,426	$(408,468)	$—	$25,802,275
Liabilities:
Fair Value of December 31, 2014	$—	$—	$—	$—	$1,000	$1,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	(1,000)	(1,000)
Fair Value as of September 30, 2015	$—	$—	$—	$—	$—	$—

	Nine months ended September 30, 2014 (Unaudited)
	Common Stock	Preferred Stock	Common Membership Interest	Term Loan	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,788,941	40,317,993	—	3,664,225	159,993	—	45,931,152
Sales of investments	(4,556,650)	(9,286,230)	—	—	(75,988)	—	(13,918,868)
Realized gains included in earnings	1,951,444	4,969,326	—	—	—	—	6,920,770
Exercises, conversions and assignments – In(2)	1,273,125	6,074,063	—	—	—	—	7,347,188
Exercises, conversions and assignments – Out(2)	(2,006,077)	(1,273,125)	(500,000)	(3,567,986)	—	—	(7,347,188)
Net change in unrealized appreciation (depreciation) included in earnings	20,817,652	(1,614,412)	(57,084)	15,063	(3,285)	—	19,157,934
Transfers Out of Level 3	(17,923,756)	—	—	—	—	—	(17,923,756)
Fair Value as of September 30, 2014	$82,754,840	$169,113,115	$—	$861,302	$570,377	$—	$253,299,634
Net change in unrealized appreciation (depreciation) of Level 3 investments still held as of September 30, 2014	$15,754,143	$343,302	$—	$11,212	$39,370	$—	$16,148,027
Liabilities:
Fair Value of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	—	(787,000)	(787,000)
Fair Value as of September 30, 2014	$—	$—	$—	$—	$—	$12,000	$12,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

(1)	During the three and nine months ended September 30, 2015, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	Term Loan, 12%, 09/30/15	Preferred shares, Series A
(2)	During the nine months ended September 30, 2014, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
2U, Inc. (f/k/a 2tor, Inc.)	Preferred shares, Series A	Common Stock
Fullbridge, Inc.	Term loan, 10%, 3/31/15	Preferred shares, Series D
CUX, Inc. (d/b/a CorpU)	Common Stock	Convertible preferred shares, Series C
NestGSV Silicon Valley, LLC	Common Membership Interest	Preferred shares, Series C
NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
NestGSV, Inc.	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
Fullbridge, Inc.	Convertible Promissory Note, 10%, 2/16/15	Preferred shares, Series D

During the three and nine months ended September 30, 2015, there were no transfers between levels. During the three and nine months ended September 30, 2014, the following transfers between levels occurred as a result of the IPOs of several portfolio companies, as well as the expiration of lock-up agreements described in the table below.

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
September 30, 2015 (Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during the nine months ended September 30, 2015 or the nine months ended September 30, 2014.

NOTE 5 — NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON
           SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2015 and September 30, 2014. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net increase in net assets resulting from operations per share – basic:
Net increase in net assets resulting from operations	$8,852,691	$6,018,713	$26,598,814	$5,178,111
Weighted-average common shares – basic	19,320,100	19,320,100	19,320,100	19,320,100
Net increase in net assets resulting from operations per share – basic:	$0.45	$0.31	$1.37	$0.27
Net increase in net assets resulting from operations per share – diluted:
Net increase in net assets resulting from operations, before adjustments	8,852,691	6,018,713	26,598,814	5,178,111
Adjustments for interest on Convertible Senior Notes and deferred financing costs	1,121,043	1,138,887	3,284,307	—
Net increase in net assets resulting from operations, as adjusted	9,973,734	7,157,600	29,883,121	5,178,111
Weighted-average common shares outstanding – basic	19,320,100	19,320,100	19,320,100	19,320,100
Adjustments for dilutive effect of Convertible Senior Notes(1)	4,244,128	4,244,128	4,244,128	—
Weighted-average common shares outstanding – diluted	23,564,228	23,564,228	23,564,228	19,320,100
Net increase in net assets resulting from operations per share – diluted	$0.42	$0.30	$1.27	$0.27

(1)	For the nine months ended September 30, 2014, 4,244,128 potentially dilutive common shares were excluded from the calculation of the diluted weighted-average common shares outstanding because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2015 and December 31, 2014, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended September 30, 2015 (Unaudited)		Three months ended September 30, 2014 (Unaudited)
Per Share Data:
Net asset value at beginning of period	$15.72		$14.86
Net investment loss	(1.70	)(1)	(0.25	)(1)
Net realized gains on investments	1.40	(1)	0.89	(1)
(Provision)/Benefit for taxes on net realized gains	0.59	(1)	(0.36	)(1)
Net change in unrealized appreciation/(depreciation) of investments	(1.14	)(1)	0.06	(1)
(Provision)/Benefit for taxes on unrealized appreciation/(deprecation) of investments	1.30	(1)	(0.03	)(1)
Net asset value at end of period	$16.17		$15.17
Per share market value at end of period	$7.85		$10.01
Total return based on net asset value	2.86	%(2)	2.09	%(2)
Total return based on market value	(23.86	)%(2)	(5.30	)%(2)
Shares outstanding at end of period	19,320,100		19,320,100
Ratios/Supplemental Data:
Net assets at end of period	$312,502,487		$293,144,555
Average net assets	$303,720,148		$293,430,624
Annualized ratios
Ratio of total operating expenses to average net assets(3)	8.24%		11.18%
Ratio of net income tax provisions to average net assets(3)	12.87%		1.42%
Ratio of net operating expenses to average net assets(3)	21.11%		12.60%
Ratio of net investment loss to average net assets(3)	(43.30)%		(6.60)%
Portfolio turnover ratio	1.78%		2.81%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Nine months ended September 30, 2015 (Unaudited)		Nine months ended September 30, 2014 (Unaudited)
Per Share Data
Net asset value at beginning of period	$14.80	(1)	$14.91	(1)
Net investment loss	(2.28	)(1)	(0.57	)(1)
Net realized gains on investments	2.80	(1)	0.92	(1)
(Provision)/Benefit for taxes on net realized gains	0.02	(1)	(0.38	)(1)
Net change in unrealized appreciation of investments	0.00	(1)	0.49	(1)
(Provision)/Benefit for taxes on unrealized appreciation of investments	0.83	(1)	(0.20	)(1)
Net asset value at end of period	$16.17		$15.17
Per share market value at end of period	$7.85		$10.01
Total return based on net asset value	9.26	%(2)	1.74	%(2)
Total return based on market value	(9.04	)%(2)	(17.20	)%(2)
Shares outstanding at end of period	19,320,100		19,320,100
Ratios/Supplemental Data:
Net assets at end of period	312,502,487		293,144,555
Average net assets	299,491,050		285,484,323
Annualized ratios
Ratio of total operating expenses to average net assets(3)	11.31%		8.90%
Ratio of net income tax provisions to average net assets(3)	(1.12)%		1.22%
Ratio of net operating expenses to average net assets(3)	10.19%		10.12%
Ratio of net investment loss to average net assets(3)	(19.63)%		(5.20)%
Portfolio turnover ratio	4.53%		12.59%

(1)	Based on weighted-average number of shares outstanding for the year/period.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the three and nine months ended September 30, 2015 and 2014, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 — INCOME TAXES

The Company has elected to be treated as a RIC for U.S. federal income tax purposes for the 2014 taxable year. Accordingly, the Company must generally distribute at least 90% of its ICTI to qualify for the treatment accorded to a RIC and to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

As a result of the Company electing to be treated as a RIC in September 2015 in connection with the filing of its 2014 tax return, it may be required to pay a corporate-level U.S. federal income tax on the amount of the net built-in gains, if any, in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) as of the date of conversion (i.e., the beginning of the first taxable year that the Company qualifies as a RIC, which would be January 1, 2014) to the extent that such gains are recognized by the Company during the applicable recognition period, which is the five-year period beginning on the date of conversion.

Any corporate-level built-in-gains tax is payable at the time the built-in gains are recognized (which generally will be the years in which the assets with built-in gains are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in this 5-year period, the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level U.S. federal income tax on built-in gains will be a Company expense that will reduce the amount available for distribution to stockholders. The built-in-gains tax is calculated by determining the RIC’s net unrealized built-in gains, if any, by which the fair market value of the assets of the RIC at the beginning of its first RIC year exceeds the aggregate adjusted basis of such assets at that time.

As of January 1, 2014, the Company had net unrealized built-in gains. It did not incur a built-in-gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The Company has recorded a $9.4 million deferred tax liability as of September 30, 2015, of which approximately $7.1 million has been recorded in the event such gains are recognized by December 31, 2019. As a result of the Company’s election to be treated as a RIC, the Company recognized $9.7 million in tax benefits for the three months ended September 30, 2015.

The GSVC Holdings are C corporations for U.S. federal and state income tax purposes. The Company uses the asset and liability method to account for the GSVC Holdings’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carryforwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a $9.4 million deferred tax liability as of September 30, 2015, of which approximately $2.3 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

For the three and nine months ended September 30, 2015, the Company and the GSVC Holdings recorded a current income tax expense of $0.8 million. Of this amount, $0.8 million was income tax paid by the Company on undistributed long-term capital gains for the 2014 tax year.

For the three and nine months ended September 30, 2014, the Company did not recognize a current income tax expense or benefit.

For U.S. federal and state income tax purposes, a portion of the GSVC Holdings’ net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2011 – 2014 and 2010 – 2014, respectively.

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2015, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG TERM LIABILITIES

Convertible Senior Notes payable

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 of principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock. The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity.

The terms of the offering required the Company to place a portion of the proceeds of the offering ($10,867,500) in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes were issued. Funds in the Interest Escrow were used to purchase six U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. The Government Securities have been, and will continue to be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes are secured by a pledge of the Company’s interest in the Interest Escrow. At September 30, 2015, the remaining Government Securities are shown on the Condensed Consolidated Schedule of Investments and have an amortized cost of $3,669,246. In addition to the Government Securities, at September 30, 2015, the Interest Escrow contained $27,931 of excess funds from the offering that will be used to secure the payment of the notes and is included as “Restricted Cash” on the Condensed Consolidated Statements of Assets and Liabilities. “Restricted Cash” also includes a $25,000 deposit for the Company’s fidelity bond.

	September 30, 2015	December 31, 2014
	(Unaudited)
Aggregate Principal Amount of Convertible Senior Notes	$69,000,000	$69,000,000
Less Amortization of Embedded Derivative Discount	(437,923)	(537,647)
Convertible Senior Notes payable 5.25% due September 15, 2018	$68,562,077	$68,462,353

As of September 30, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

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

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of September 30, 2015 is $0 as shown on the Condensed Consolidated Statement of Assets and Liabilities.

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

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of September 30, 2015, the Company had no borrowings under the Credit Facility. For the nine months ended September 30, 2015, the Company had average borrowings outstanding of $4,963,370 under the Credit Facility.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From September 30, 2015 through November 9, 2015, the Company closed on investment purchases of $1,200,000 plus transaction costs as shown in following table. “Total Gross Payments” include the cost of entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” for further detail.

Portfolio Company	Industry	Transaction Date	Gross Payments
GSV Sustainability Partners	Clean Technology	October 1, 2015	$600,000
GSV Sustainability Partners	Clean Technology	November 2, 2015	600,000
Total Gross Payments			$1,200,000

From September 30, 2015 through November 9, 2015, the Company sold no investments.

The Company is presently in the final stages of negotiations with respect to several private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From September 30, 2015 through November 9, 2015, the Company has made no such escrow deposits.

Dividends

On November 4, 2015, the Company’s board of directors declared a dividend of $2.76 per share payable on December 31, 2015 to stockholders of record at the close of business on November 16, 2015. The ex-dividend date, which is the day that the Company’s common stock will begin trading without the dividend, is January 4, 2016. The dividend will be paid in cash or shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to approximately 50% of the total dividend to be paid to all stockholders; provided, however, that in no event will the Company distribute less than 20% of the total dividend in cash. The remainder of the dividend (approximately 50%) will be paid in the form of shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of GSV Capital’s common stock on the Nasdaq Capital Market on December 28, 29 and 30, 2015.

This dividend is being made in accordance with certain applicable Treasury regulations and private letter rulings on cash/stock dividends issued by the Internal Revenue Service (“IRS”) over the years that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided that at least 20% of the distribution is payable in cash and certain other requirements are satisfied.

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

The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our equity investments in such portfolio companies;
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio;
•	an inability to access the equity markets could impair our investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” in our annual report on Form 10-K and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our annual report on Form 10-K, in the “Risk Factors” section. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We (the “Company,” “we,” “our,” “GSV Capital” or “GSV”) are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria, and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies under the 1940 Act, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

We acquire our investments through direct investments with prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. Our investment activities are managed by GSV Asset Management. GSV Capital Service Company provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, sustainability and education technology. Our investment adviser’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser, GSV Asset Management, evaluates have financial backing from top-tier venture capital funds or other financial or strategic sponsors.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights than common stock and are generally convertible into common stock at our discretion. Our investments generally do not produce current income and therefore we may be dependent on future capital raising to meet our operating needs if no other source of liquidity is available.

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. The fair value, as of September 30, 2015, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $349,790,374. The following table summarizes the investment purchases we funded during the nine months ended September 30, 2015. “Total Gross Payments” include both the actual cost of an investment as well as capitalized costs, (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015 for further detail.

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Total through September 30, 2015
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Incubator)	$1,000,000	$1,499,999	$1,000,000	$3,499,999
Fullbridge, Inc. (Business Education)	964,042	—	—	964,042
Lyft, Inc. (Peer to Peer Ridesharing)	2,499,985	—	—	2,499,985
PayNearMe, Inc. (Cash Payment Network)	3,999,998	—	—	3,999,998
GSV Sustainability Partners (Clean Technology)	500,000	—	600,000	1,100,000
Earlyshares.com, Inc. (Equity Crowdfunding)	—	50,000	—	50,000
Enjoy Technology, Inc. (Online Shopping)	—	—	4,000,000	4,000,000
Aspiration Partners, Inc. (Financial Services)	—	—	999,975	999,975
Capitalized Fees	26,100	4,440	2,120	32,660
Total Gross Payments	$8,990,125	$1,554,439	$6,602,095	$17,146,659

The table below summarizes the investments we sold during the nine months ended September 30, 2015.

Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Twitter, Inc.	March 31, 2015	400,000	$48.90	$19,558,200	$13,220,095
Twitter, Inc.	June 30, 2015	400,000	51.52	20,608,011	13,666,419
2U, Inc. (f/k/a 2tor, Inc.)	September 30, 2015	1,319,233	35.77	47,192,835	37,160,718
SugarCRM, Inc.	September 30, 2015	375,000	5.00	1,874,000	549,710
Global Education Learning (Holdings) Ltd.(3)	September 30, 2015	N/A	N/A	3,354,594	—
Totus Solutions, Inc.(4)	September 30, 2015	N/A	N/A	50,000	(6,052,203)
DailyBreak, Inc.	September 30, 2015	2,225,795	0.00	3,000	(2,854,204)
The rSmart Group, Inc.	September 30, 2015	1,201,923	0.00	5,000	(1,264,160)
NewZoom, Inc.	September 30, 2015	1,250,000	0.00	0	(260,476)
Totals				$92,645,640	$54,165,899

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).
(2)	Realized gains (losses) excludes any realized gains (losses) incurred on the maturity of our treasury investments.
(3)	Represents a tax distribution from Global Education Learning (Holdings) Ltd.
(4)	Represents sales of multiple share classes as well a debt investment in Totus Solutions, Inc.

Results of Operations

For the three months ended September 30, 2015 and 2014

Operating results for the three months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015 (Unaudited)		September 30, 2014 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$39,363	$0.00	$21,971	$0.00
Interest income	39,363	0.00	21,971	0.00
Dividend income	—	—	—	—
Total Operating Expenses	$6,239,277	$0.31	$8,271,569	$0.43
Management fees	2,063,017	0.11	1,949,705	0.10
Incentive fees	1,062,535	0.05	3,684,300	0.19
Costs incurred under Administration Agreement	598,456	0.03	718,896	0.04
Directors’ fees	94,620	0.00	65,000	0.00
Professional fees	265,429	0.01	442,683	0.02
Interest and credit facility expense	1,183,833	0.06	1,442,063	0.07
Income tax expense	852,970	0.04	—	—
Other expenses	118,417	0.01	115,922	0.01
Gain on fair value adjustment for embedded derivative	—	—	(147,000)	(0.01)
(Provision)/Benefit for Taxes on Net Investment Loss	(26,583,935)	(1.38)	3,368,311	0.17
Net Investment Loss	(32,783,849)	(1.70)	(4,881,287)	(0.25)
Net Realized Gains on Investments	27,289,816	1.40	17,160,816	0.89
(Provision)/Benefit for Taxes on Net Realized Gains on Investments	11,307,706	0.59	(7,006,762)	(0.36)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(21,981,668)	(1.14)	1,260,683	0.07
(Provision)/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments	25,020,686	1.30	(514,737)	(0.03)
Net Increase in Net Assets Resulting from Operations	$8,852,691	$0.45	$6,018,713	$0.31

(1)	The per-share figures noted are based on a weighted average of 19,320,100 shares outstanding for each of the three months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015 and 2014

Operating results for the nine months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015 (Unaudited)		September 30, 2014 (Unaudited)
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$222,278	$0.01	$159,819	$0.01
Interest income	175,497	0.01	158,932	0.01
Dividend income	46,781	0.00	887	0.00
Total Operating Expenses	$25,325,131	$1.30	$18,995,663	$0.98
Management fees	5,994,530	0.31	5,639,564	0.29
Incentive fees	10,839,602	0.56	5,498,585	0.28
Costs incurred under Administration Agreement	2,185,888	0.11	2,557,129	0.13
Directors’ fees	287,426	0.01	195,000	0.01
Professional fees	1,001,401	0.05	1,301,777	0.07
Interest and credit facility expense	3,781,419	0.20	4,155,759	0.22
Income tax expense	852,970	0.04	—	—
Other expenses	382,895	0.02	434,849	0.02
Gain on fair value adjustment for embedded derivative	(1,000)	—	(787,000)	(0.04)
(Provision)/Benefit for Taxes on Net Investment Loss	(18,865,865)	(0.98)	7,740,594	0.40
Net Investment Loss	(43,968,718)	(2.28)	(11,095,250)	(0.57)
Net Realized Gains on Investments	54,144,833	2.80	17,842,995	0.92
(Provision)/Benefit for Taxes on Net Realized Gains on Investments	342,802	0.02	(7,285,295)	(0.38)
Net Change in Unrealized Appreciation of Investments	58,014	0.00	9,659,729	0.50
(Provision)/Benefit for Taxes on Unrealized Appreciation of Investments	16,021,883	0.83	(3,944,068)	(0.20)
Net Increase in Net Assets Resulting from Operations	$26,598,814	$1.37	$5,178,111	$0.27

(1)	The per-share figures noted are based on a weighted average of 19,320,100 shares outstanding for each of the nine months ended September 30, 2015 and 2014.

Comparison of the three and nine months ended September 30, 2015 and 2014

Investment Income

Investment income increased to $39,363 for the three months ended September 30, 2015, as compared to $21,971 for the three months ended September 30, 2014. The increase was primarily due to a larger average balance of debt investments held during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Investment income increased to $222,278 for the nine months ended September 30, 2015, as compared to $159,819 for the nine months ended September 30, 2014. The increase was primarily due to a larger average balance of debt investments held during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Operating Expenses

Total operating expenses decreased to $6,239,277 for the three months ended September 30, 2015, as compared to $8,271,569 for the three months ended September 30, 2014. The decrease of $2,032,292 was primarily due to a decrease in incentive fees and, to a lesser extent, a decrease in interest expense. These decreases were partially offset by increases in income taxes and management fees. The decrease in incentive fees resulted from the decrease in the fair value of our portfolio for the three months ended September 30, 2015 relative to the three months ended September 30, 2014. The primary drivers of the decrease in our portfolio’s fair value were the sales of 2U, Inc. (f/k/a 2tor, Inc.) and the change in unrealized depreciation of Twitter, Inc., Dropbox, Inc. and Learnist Inc. (f/k/a Grockit, Inc.). The decrease in interest expense resulted from decreased average borrowings under the Credit Facility for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase in income tax expense resulted from income derived from the GSVC Holdings and tax on undistributed gains we earned. The increase in management fees resulted from an increase in our average gross assets under management for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Total operating expenses increased to $25,325,131 for the nine months ended September 30, 2015, as compared to $18,995,663 for the nine months ended September 30, 2014. The increase of $6,329,468 was primarily due to a significant increase in incentive fees and, to a lesser extent, an increase in income taxes and a significant decrease in the gain on the fair value of the embedded derivative liability for the nine months ended September 30, 2015. These increases were partially offset by decreases in costs incurred under the Administration Agreement and interest expense. The increase in incentive fees resulted from the appreciation of the fair value of our portfolio for the nine months ended September 30, 2015 relative to the nine months ended September 30, 2014. The primary drivers of the increase in our portfolio’s fair value were the unrealized appreciation of Palantir Technologies, Inc., Dataminr, Inc., Totus Solutions, Inc., General Assembly Space, Inc. and Lyft, Inc., as partially offset by changes in the unrealized depreciation of Learnist Inc. (f/k/a Grockit, Inc.) and the sales of our investments Twitter, Inc. and 2U, Inc. The increase in income tax expense resulted from income derived from the GSVC Holdings and tax on undistributed gains we earned. As the embedded derivative is a liability, decreases in the value of the embedded derivative create a gain on the embedded derivative which reduces operating expenses. Conversely increases in the value will create a loss on the embedded derivative which increases operating expenses. For the nine months ended September 30, 2015, the gain on the fair value adjustment of the embedded derivative was $1,000, while for the nine months ended September 30, 2014 the gain on the fair value adjustment of the embedded derivative was $787,000. The decreased gains on the fair value adjustment of the embedded derivative are primarily the result of time elapsed until the expiration of the interest make-whole provision on our embedded derivative. The decrease in costs incurred under the Administration Agreement resulted from lower overhead allocation and travel expenses for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decrease in the interest expense resulted from a decrease in our average borrowings under the Credit Facility for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Provision/Benefit for Taxes on Net Investment Loss

For the three months ended September 30, 2015, we recognized a provision of $26,583,935 for taxes on net investment loss, compared to a corresponding benefit of $3,368,311 for the three months ended September 30, 2014. Typically for a taxable entity, a net investment loss will generate a benefit for taxes; however, as a result of our election to be treated as a RIC, we have reversed the previous accrued benefits for taxes on net investment loss from prior periods. This reversal resulted in a provision for taxes on net investment loss for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, we recognized a provision of $18,865,865 for taxes on net investment loss, compared to a corresponding benefit of $7,740,594 for the nine months ended September 30, 2014. Typically for a taxable entity, a net investment loss will generate a benefit for taxes; however, as a result of our election to be treated as a RIC, we have reversed the previous accrued benefits for taxes on net investment loss from prior periods. This reversal resulted in a provision for taxes on net investment loss for the nine months ended September 30, 2015.

Net Investment Loss

For the three months ended September 30, 2015, we recognized a net investment loss of $32,783,849, compared to a corresponding net investment loss of $4,881,287 for the three months ended September 30, 2014. The $27,902,562 increase in net investment loss is primarily the result of the increased provision for taxes on net investment loss, which was partially offset by the decreased operating expenses discussed above.

For the nine months ended September 30, 2015, we recognized a net investment loss of $43,968,718, compared to a corresponding net investment loss of $11,095,250 for the nine months ended September 30, 2014. The $32,873,468 increase in net investment loss is primarily the result of the increased provision for taxes on net investment loss and the increased operating expenses discussed above.

Net Realized Gains on Investments

For the three months ended September 30, 2015, net realized gains on investments were $27,289,816, which resulted from the sales of our investments in 2U, Inc. and SugarCRM Inc. These net realized gains were partially offset by losses from other smaller positions. For the three months ended September 30, 2014, net realized gains on investments were $17,160,816. The realized gains resulted primarily from the sales Twitter, Inc., DianRong (f/k/a SinoLending Ltd.) and ZocDoc Inc., which were partially offset by significant losses on our investments in Totus Solutions, Inc., DailyBreak, Inc., and the rSmart Group, Inc. We also wrote-off New Zoom, Inc. and recognized a complete loss on our investment as a result of its bankruptcy.

For the nine months ended September 30, 2015, net realized gains on investments were $54,144,833, which resulted from the sales of our investments in Twitter, Inc., 2U Inc. and SugarCRM Inc. These net realized gains were partially offset by losses from other smaller positions. For the nine months ended September 30, 2014, net realized gains on investments were $17,842,995. The realized gains resulted primarily from the sales of Twitter, Inc., Control4 Corporation, Facebook, Inc., DianRong (f/k/a SinoLending Ltd.) and ZocDoc Inc. These gains were offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

Provision/Benefit for Taxes on Net Realized Gains on Investments

For the three months ended September 30, 2015, we recognized a benefit of $11,307,706 for taxes on net realized capital gains. Typically for a taxable entity, net realized capital gains will generate a provision for taxes; however, as a result of our election to be treated as a RIC, we have reversed the previous accrued provisions for taxes on net realized capital gains from prior periods. This reversal resulted in a benefit for taxes on net realized capital gains for the three months ended September 30, 2015.

For the three months ended September 30, 2014, we recognized a provision of $7,006,762 for taxes on net realized capital gains. The provision for taxes on net realized capital gains was due to the significant net realized gains on the sales of Twitter, Inc., DianRong (f/k/a SinoLending Ltd.) and ZocDoc Inc.

For the nine months ended September 30, 2015, we recognized a benefit of $342,802 for taxes on net realized capital gains. Typically for a taxable entity, net realized capital gains will generate a provision for taxes; however, as a result of our election to be treated as a RIC, we have reversed the previous accrued provisions for taxes on net realized capital gains from prior periods. This reversal resulted in a benefit for taxes on net realized capital gains for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we recognized a provision of $7,285,295 for taxes on net realized capital gains. The provision for taxes on net realized capital gains was due to gains from the sales of our shares of Twitter, Inc., Control4 Corporation, Facebook, Inc., DianRong (f/k/a SinoLending Ltd.) and ZocDoc Inc., which were offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2015, we had a net change in unrealized depreciation of $21,981,668. For the three months ended September 30, 2014, we had a net change in unrealized appreciation of $1,260,683. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation (depreciation) of our investment portfolio for the three months ended September 30, 2015 and 2014, respectively.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of September 30, 2015 (Unaudited)			As of June 30, 2015 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$(28,187,382)	$—	$—	$—	$10,032,117	$38,219,499	$28,187,382
Twitter, Inc.	(7,429,568)	14,271,866	21,568,164	7,296,298	14,271,866	28,997,732	14,725,866
Dropbox, Inc.	(5,014,207)	13,656,926	25,013,272	11,356,346	13,656,926	30,027,479	16,370,553
Learnist Inc. (f/k/a Grockit, Inc.)	(4,987,430)	4,959,615	431,925	(4,527,690)	4,959,615	5,419,355	459,740
Totus Solutions, Inc.	6,061,859	—	—	—	6,102,203	40,344	(6,061,859)
Palantir Technologies, Inc.	5,826,172	17,200,023	54,609,192	37,409,169	17,200,023	48,783,020	31,582,997
General Assembly Space, Inc.	5,404,670	5,999,961	11,521,372	5,521,411	5,999,961	6,116,702	116,741
Dailybreak, Inc.	2,857,204	—	—	—	2,857,204	—	(2,857,204)
The rSmart Group, Inc.	1,058,472	—	—	—	1,269,163	210,691	(1,058,472)
Other(1)	2,428,542	252,442,487	265,327,669	12,885,182	327,570,878	338,027,518	10,456,640
Totals	$(21,981,668)	$308,530,878	$378,471,594	$69,940,716	$403,919,956	$495,842,340	$91,922,384

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of September 30, 2014 (Unaudited)			As of June 30, 2014 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$10,130,914	$27,551,563	$82,558,948	$55,007,385	$32,991,111	$77,867,582	$44,876,471
SugarCRM, Inc.	1,026,679	8,299,914	12,124,407	3,824,493	8,299,914	11,097,728	2,797,814
ZocDoc Inc.	(2,498,594)	—	—	—	5,298,056	7,796,650	2,498,594
Dropbox, Inc.	(1,726,810)	13,656,486	26,430,187	12,773,701	13,656,486	28,156,997	14,500,511
Dailybreak, Inc.	(1,486,152)	2,882,186	—	(2,882,186)	2,882,186	1,486,152	(1,396,034)
Bloom Energy Corporation	(1,372,632)	3,855,601	3,097,422	(758,179)	3,855,601	4,470,054	614,453
Fullbridge, Inc.	(1,165,476)	6,396,180	4,770,109	(1,626,071)	6,396,180	5,935,585	(460,595)
Other(1)	(1,647,246)	325,543,686	344,558,771	19,015,085	298,667,345	319,329,676	20,662,331
Totals	$1,260,683	$388,185,616	$473,539,844	$85,354,228	$372,046,879	$456,140,424	$84,093,545

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation (depreciation) was less than $1,000,000 for each of the three months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015, we had a net change in unrealized appreciation of $58,014. For the nine months ended September 30, 2014, we had a net change in unrealized appreciation of $9,659,729. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation (depreciation) of our investment portfolio for the nine months ended September 30, 2015 and 2014, respectively.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of September 30, 2015 (Unaudited)			As of December 31, 2014
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$(22,565,661)	$14,271,866	$21,568,164	$7,296,298	$27,551,563	$57,413,522	$29,861,959
2U, Inc. (f/k/a 2tor, Inc.)	(13,310,392)	—	—	—	10,032,117	23,342,509	13,310,392
Learnist Inc. (f/k/a Grockit, Inc.)	(4,947,385)	4,959,615	431,925	(4,527,690)	4,959,615	5,379,310	419,695
Gilt Groupe Holdings, Inc.	(1,979,736)	6,594,433	1,188,372	(5,406,061)	6,594,433	3,168,108	(3,426,325)
Palantir Technologies, Inc.	9,132,757	17,200,023	54,609,192	37,409,169	17,198,903	45,475,315	28,276,412
Dataminr, Inc.	7,931,309	3,164,265	11,876,054	8,711,789	3,164,265	3,944,745	780,480
Totus Solutions, Inc.	5,894,116	—	—	—	6,101,443	207,327	(5,894,116)
General Assembly Space, Inc.	5,395,948	5,999,961	11,521,372	5,521,411	5,999,961	6,125,424	125,463
Lyft, Inc.	4,448,202	7,507,216	11,950,838	4,443,622	5,003,634	4,999,054	(4,580)
Dailybreak, Inc.	2,857,204	—	—	—	2,857,204	—	(2,857,204)
Spotify Technology S.A.	2,481,351	3,598,472	8,158,224	4,559,752	3,598,472	5,676,873	2,078,401
JAMF Holdings, Inc.	1,584,038	9,999,928	11,583,628	1,583,700	9,999,928	9,999,590	(338)
The rSmart Group, Inc.	1,074,654	—	—	—	1,267,240	192,586	(1,074,654)
Other(1)	2,061,609	235,235,099	245,583,825	10,348,726	304,070,935	312,358,052	8,287,117
Totals	$58,014	$308,530,878	$378,471,594	$69,940,716	$408,399,713	$478,282,415	$69,882,702

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	As of September 30, 2014 (Unaudited)			As of December 31, 2013
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Twitter, Inc.	$(14,823,964)	$27,551,563	$82,558,948	$55,007,385	$32,991,111	$102,822,460	$69,831,349
Control4 Corporation	(6,289,367)	—	—	—	7,010,762	13,300,129	6,289,367
Facebook, Inc.	(4,327,603)	—	—	—	5,236,147	9,563,750	4,327,603
Totus Solutions, Inc.	(3,458,100)	6,100,523	369,289	(5,731,234)	6,023,973	3,750,839	(2,273,134)
Dailybreak, Inc.	(1,662,629)	2,882,186	—	(2,882,186)	2,430,950	1,211,393	(1,219,557)
Fullbridge, Inc.	(1,582,537)	6,396,180	4,770,109	(1,626,071)	3,784,016	3,740,482	(43,534)
Cricket Media (f/k/a ePals Inc.)	(1,269,670)	2,448,276	433,847	(2,014,429)	2,444,759	1,700,000	(744,759)
Chegg, Inc.	(1,170,967)	14,022,863	7,380,622	(6,642,241)	14,022,863	8,551,589	(5,471,274)
Violin Memory, Inc.	10,615,550	—	—	—	14,819,618	4,204,068	(10,615,550)
Dropbox, Inc.	10,574,990	13,656,486	26,430,187	12,773,701	13,656,486	15,855,197	2,198,711
2U, Inc. (f/k/a 2tor, Inc.)	7,197,331	10,032,117	18,508,839	8,476,722	10,031,318	11,310,709	1,279,391
Palantir Technologies, Inc.	6,570,658	20,195,520	39,544,561	19,349,041	21,060,447	33,838,830	12,778,383
Silver Spring Networks, Inc.	3,002,683	—	—	—	5,145,271	2,142,588	(3,002,683)
SugarCRM, Inc.	2,744,614	8,299,914	12,124,407	3,824,493	8,299,794	9,379,673	1,079,879
TrueCar, Inc.	1,763,989	2,015,023	4,064,146	2,049,123	2,014,863	2,299,997	285,134
Avenues Global Holdings, LLC	1,223,805	10,151,854	11,239,445	1,087,591	10,150,484	10,014,270	(136,214)
Other(1)	550,946	264,433,111	266,115,444	1,682,333	131,431,492	132,562,879	1,131,387
Totals	$9,659,729	$388,185,616	$473,539,844	$85,354,228	$290,554,354	$366,248,853	$75,694,499

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation (depreciation) was less than $1,000,000 for each of the nine months ended September 30, 2015 and 2014.

Provision/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments

For the three months ended September 30, 2015, we recognized a benefit for taxes of $25,020,686, which resulted from the unrealized depreciation of our portfolio investments and the reversal of previous accrued provisions for taxes that resulted from our change in tax status to a RIC.

For the three months ended September 30, 2014, we recognized a provision of $514,737 for taxes on the unrealized appreciation of our portfolio investments.

The change between the two periods is due to the fact that the change in unrealized appreciation from investments decreased to approximately $21.9 million of unrealized depreciation from approximately $1.2 million of unrealized appreciation as shown in the tables above, as well as the reversal of previous accrued provisions that resulted from the change in our tax status to a RIC. The primary drivers of the decrease in our portfolio’s fair value were the sales of 2U, Inc. (f/k/a 2tor, Inc.), and the change in unrealized depreciation of Twitter, Inc., Dropbox, Inc. and Learnist Inc. (f/k/a Grockit, Inc.). Refer to the tables above for the largest components of our change in unrealized appreciation (depreciation).

For the nine months ended September 30, 2015, we recognized a benefit for taxes of $16,021,883 on the unrealized appreciation of our portfolio investments and the reversal of previous accrued provisions for taxes that resulted from our change in tax status to a RIC. Typically for a taxable entity, unrealized appreciation of investments will generate a provision for taxes; however, as a result of our election to be treated as a RIC, we have reversed the previous accrued provisions for taxes on unrealized appreciation on investments from prior periods. This reversal resulted in a benefit for taxes on unrealized appreciation of our portfolio investments for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we recognized a provision of $3,944,068 for taxes on the unrealized appreciation of our portfolio investments.

The change between the two periods is due to the fact that the change in unrealized appreciation from investments decreased to approximately $0.1 million from approximately $9.7 million as shown in the table above, as well as the reversal of previously accrued provisions for taxes that resulted from the change in our tax status to a RIC. The primary drivers of the increase in our portfolio’s fair value was the unrealized appreciation of Palantir Technologies, Inc., Dataminr, Inc., Totus Solutions, Inc., General Assembly Space, Inc. and Lyft, Inc. These increases were largely offset by changes in unrealized depreciation of Twitter Inc. and Learnist Inc. (f/k/a Grockit, Inc.), and the sales of 2U, Inc. Refer to the tables above for the largest components of our change in unrealized appreciation (depreciation).

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2015, the net increase in net assets resulting from operations was $8,852,691.

For the three months ended September 30, 2014, the net increase in net assets resulting from operations was $6,018,713.

The change in net assets resulting from operations for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, resulted from the increased realized gains, the benefit for taxes on net realized capital gains and the benefit for taxes on unrealized depreciation of the portfolio as a whole, which were offset by the change in unrealized depreciation of the portfolio as a whole and the increase in the provision for taxes on net investment loss.

For the nine months ended September 30, 2015, the net increase in net assets resulting from operations was $26,598,814.

For the nine months ended September 30, 2014, the net increase in net assets resulting from operations was $5,178,111.

The change in net assets resulting from operations for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, resulted from the significant increase in realized gains, as well as the benefit for taxes on realized capital gains which resulted from the change in tax status to a RIC and the associated reversal of previous accrued provisions. These increases were offset by the decline in the fair value of the portfolio as a whole, the significant increase in operating expenses and the provision for taxes on net investment loss.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of our equity and debt securities, advances from our Credit Facility, as well as the sales of our investments.

Our primary use of cash is to make investments and to pay our operating expenses. Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the Administration Agreement, for approximately two years. For the nine months ended September 30, 2015 and 2014, our operating expenses were $25,325,131 and $18,995,663, respectively.

Cash reserves and Liquid securities	As of September 30, 2015	As of September 30, 2014
Cash	$56,844,097	$6,517,389
Amounts available for borrowing under the Credit Facility(1)	18,000,000	18,000,000
Marketable Securities of Publicly Traded Portfolio Companies(2)
Unrestricted Securities(3)	30,096,094	89,939,570
Subject to other Sales Restrictions(4)(5)	238,646	23,006,832
Total Marketable Securities(2)	30,334,740	112,946,402
Total Cash reserves and Marketable Securities	$105,178,837	$137,463,791

(1)	Subject to leverage and borrowing base restrictions under the Credit facility. Refer to “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015 for detail regarding the Credit Facility.
(2)	Our portfolio investments are pledged first to secure the payment of both principal and interest on the Convertible Senior Notes. Thereafter the portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. The Convertible Senior Notes mature on September 15, 2018.
(3)	“Unrestricted Securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale.
(4)	As of September 30, 2015, this balance represents our common shares of Cricket Media (f/k/a ePals Inc.). During the majority of the year, these shares are freely tradable, however at certain times during the year, these shares are subject to black-out periods as a result of Michael Moe’s seat on the Cricket Media (f/k/a ePals Inc.) board of directors. During the black-out periods, we are unable to sell these securities under Canadian securities law.
(5)	As of September 30, 2014, this balance represented our common shares of Cricket Media (f/k/a ePals Inc.), 2U, Inc. (f/k/a 2tor, Inc.) and TrueCar, Inc. As of September 30, 2014, our shares of Cricket Media (f/k/a ePals Inc.) and 2U, Inc. (f/k/a 2tor, Inc.) were freely tradable except for black-out periods as a result of Michael Moe’s seats on the boards of directors of these companies. During the black-out periods, we are unable to sell these securities under U.S. and Canadian securities law. As of September 30, 2014, our shares of TrueCar, Inc. were subject to IPO lock-up restrictions. We are unable to sell securities that are subject to lock-up agreements for 180 days following the IPO date.

During the nine months ended September 30, 2015, cash and cash equivalents increased to approximately $56.8 million at the end of the period, from approximately $3.5 million at the beginning of the period. Net cash provided by operating activities during the nine months ended September 30, 2015, consisting primarily of the items described in “— Results of Operations,” was approximately $71.4 million. This reflects purchases and sales of portfolio investments of approximately $17.1 million and $92.6 million, respectively, as well as purchases and maturities of treasury investments of approximately $225.0 million and $300.0 million, respectively. During the period, net cash used in financing activities was $18.0 million, reflecting net repayments of borrowings under the Credit Facility.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the nine months ended September 30, 2015 or for the year ended December 31, 2014.

As of September 30, 2015, we had no borrowings under the Credit Facility, and $18 million unused under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$22.0	$22.0	$—	$—	$—
Convertible Senior Notes	69.0	—	69.0	—	—
Credit Facility(2)(3)	—	—	—	—	—
Total	$91.0	$22.0	$69.0	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on October 1, 2015 when the United States Treasury Bill matured and the $3.0 million margin deposit which was posted as collateral was returned.
(2)	The total unused amount of the Credit Facility as of September 30, 2015 was $18 million.
(3)	The weighted-average interest rate incurred under the Credit Facility was 6.07% for the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distribution Policy

The timing and amount of our dividends, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. Subsequent to quarter end, on November 4, 2015, our board of directors declared a dividend of $2.76 per share payable on December 31, 2015 to stockholders of record at the close of business on November 16, 2015. The dividend will be paid in cash or shares of our common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to approximately 50% of the total dividend to be paid to all stockholders; provided, however, that in no event will we distribute less than 20% of the total dividend in cash. Refer to “— Recent Developments” below for more information.

We intend to focus on making capital gains-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable distributor of dividends, and we expect that our dividends, if any, will be much less consistent than the dividends of other business development companies that primarily make debt investments. If there are earnings or realized capital gains to be distributed, we intend to declare and pay a dividend at least annually. The amount of realized capital gains available for distribution to stockholders will be impacted by our tax status.

Our current intention is to make any future distributions out of assets legally available therefrom in additional shares of our common stock under our dividend reinvestment plan, unless a stockholder elects to receive dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder, although no cash distribution has been made. As a result, if a stockholder does not elect to opt out of the dividend reinvestment plan, it will be required to pay applicable federal, state and local taxes on any reinvested dividends even though such stockholder will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to our investment adviser, GSV Asset Management. Stockholders who hold shares in the name of a broker or financial intermediary should contact the broker or financial intermediary regarding any election to receive distributions in cash.

Although we have elected and intend to be taxed as a RIC under Subchapter M of the Code for the 2014 taxable year and subsequent years, we were taxed as a C Corporation under the Code for our 2013 taxable year. So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. Included in our condensed consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether we are a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

We also expect to qualify as a RIC for the 2015 tax year and going forward. At the present time, we cannot assure our investors that we will be eligible to elect to be taxed as a RIC for the 2015 taxable year. If we are not treated as a RIC for 2015, we will be taxed as a C corporation under the Code for the 2015 taxable year. See “Note 1 — Nature of Operations and Significant Accounting Policies — Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015 for more information.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes are convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $16.26 per share of common stock, and which represents a premium of 58% to the $10.29 per share closing price of our common stock on November 6, 2015.

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

The terms of the Convertible Senior Notes offering required us to place approximately $10.8 million of the proceeds of the offering in an escrow account with the Trustee to secure the payment of the first six interest payments.

We incurred approximately $3.5 million of legal and other costs associated with issuing the Convertible Senior Notes. These costs were deferred and are being amortized over the life of the Convertible Senior Notes. As of September 30, 2015, of the approximately $3.5 million incurred, approximately $2.1 million remains to be amortized. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — Deferred Financing Costs” and “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015 for more information.

Embedded Derivative

The Convertible Senior Notes contain an interest make-whole payment provision that allows note holders who convert their notes into common stock prior to September 15, 2016 to receive a number of shares of our common stock calculated at the applicable conversion rate for the principal amount of notes being converted, as well as the cash proceeds from the sale by the escrow agent of the portion of the Government Securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted.

Refer to “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015 for a detailed discussion of the Convertible Senior Notes and their interest make-whole payment provision.

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with an $18 million Credit Facility, which matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0% on amounts drawn. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the Credit Facility, we are permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value. The Credit Facility is secured by all of our property and assets, except for our assets pledged to secure certain obligations in connection with our issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by us of convertible senior notes on substantially similar terms. As of September 30, 2015, we had no borrowings under the Credit Facility.

Refer to “Note 9 — Long Term Liabilities” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015 for a detailed discussion of the Credit Facility.

Related-Party Transactions

We have entered into the Advisory Agreement with GSV Asset Management. Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, and an annual incentive fee equal to the lesser of (i) 20% of our realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Incentive Fees

We have not paid GSV Asset Management any incentive fees since inception under the terms of the Advisory Agreement. However, for GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), we are required to accrue incentive fees as if we had fully liquidated our entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2015 and December 31, 2014. This accrual considers both the hypothetical liquidation of our portfolio described previously, as well as our actual cumulative realized gains and losses since inception.

For the three and nine months ended September 30, 2015, we accrued incentive fees of $1,062,535 and $10,839,602, respectively, for financial statement purposes. For the three and nine months ended September 30, 2014, we accrued incentive fees of $3,684,300 and $5,498,585, respectively, for financial statement purposes.

Management Fees

GSV Asset Management earned $2,063,017 and $5,994,530 in management fees for the three and nine months ended September 30, 2015, respectively. GSV Asset Management earned $1,949,705 and $5,639,564 in management fees for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, we were owed $205,472 from GSV Asset Management for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition as of September 30, 2015, we owed GSV Asset Management $19,980 for reimbursement of other expenses.

As of December 31, 2014, we were owed $204,825 from GSV Asset Management for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition as of December 31, 2014, we owed GSV Asset Management $23,396 for reimbursement of other expenses.

We have entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $598,456 and $2,185,888 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2015, respectively. There were $718,896 and $2,557,129 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2014, respectively.

In February 2013, Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, joined NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of our portfolio companies, as a Vice President of Business Development, Global Expansion. On August 26, 2014, Diane Flynn, who is the spouse of our President, Mark Flynn, joined NestGSV, Inc. (d/b/a GSV Labs, Inc.), on a contract basis as Chief Marketing Officer. In February 2015, she became the Chief Marketing Officer on a full-time basis. Ron Johnson, the CEO of Enjoy Technology, Inc., one of our portfolio companies, is the brother-in-law of our President, Mark Flynn. As of September 30, 2015, the fair value of our investments in NestGSV, Inc. and Enjoy Technology, Inc. were $7,102,299 and $5,701,035, respectively.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, as of September 30, 2015, GSV Asset Management also managed GSV X Fund, a global long/short absolute return fund, and Coursera@GSV Fund, LP, a special purpose vehicle comprised of an underlying investment in Coursera stock, and will likely manage one or more private funds in the future.

While the investment focus of each of these entities may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both us and the other funds that are currently, or in the future may be, managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that we have priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

GSV Asset Management is the owner of the “GSV” name and marks, which we are permitted to use pursuant to a non-exclusive license agreement between us and GSV Asset Management. GSV Asset Management and its principals also use and may permit other entities to use the “GSV” name and marks in connection with businesses and activities unrelated to our operations. The use of the “GSV” name and marks in connection with businesses and activities unrelated to our operations may not be in the best interests of us or our stockholders and may result in actual or perceived conflicts of interest.

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

Critical Accounting Policies

See “Note 1 — Nature of Operations and Significant Accounting Policies” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015, which describes our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

Recent Developments

Portfolio Activity

From September 30, 2015 through November 9, 2015, we closed on investment purchases of $1,200,000 plus transaction costs as shown in following table. “Total Gross Payments” include the cost of entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our Condensed Consolidated Financial Statements for the period ended September 30, 2015.

Portfolio Company	Industry	Transaction Date	Gross Payments
GSV Sustainability Partners	Clean Technology	October 1, 2015	$600,000
GSV Sustainability Partners	Clean Technology	November 2, 2015	600,000
Total Gross Payments			$1,200,000

From September 30, 2015 through November 9, 2015, we sold no investments.

We are presently in the final stages of negotiations with respect to several private company investments that we anticipate entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or us. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From September 30, 2015 through November 9, 2015, we made no such escrow deposits.

Dividends

On November 4, 2015, our board of directors declared a dividend of $2.76 per share payable on December 31, 2015 to stockholders of record at the close of business on November 16, 2015. The ex-dividend date, which is the day that our common stock will begin trading without the dividend, is January 4, 2016. The dividend will be paid in cash or shares of our common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to approximately 50% of the total dividend to be paid to all stockholders; provided, however, that in no event will we distribute less than 20% of the total dividend in cash. The remainder of the dividend (approximately 50%) will be paid in the form of shares of our common stock. The number of shares of our common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of our common stock on the Nasdaq Capital Market on December 28, 29 and 30, 2015.

This dividend is being made in accordance with certain applicable Treasury regulations and private letter rulings on cash/stock dividends issued by the IRS over the years that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided that at least 20% of the distribution is payable in cash and certain other requirements are satisfied.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, which could include changes in interest rates, to the extent we utilize leverage with variable rate structures. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an indirect effect on the business, financial condition and results of operations of the portfolio companies in which we invest.

As of September 30, 2015, all of our debt investments bore a fixed rate of interest. As of September 30, 2015, all of our borrowings bore a fixed rate of interest with the exception of the Credit Facility which is indexed to the prime rate. We do not expect a significant impact on net investment income, due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact an increase in the prime rate would have on our net investment income.

At September 30, 2015 we had no borrowings under the Credit Facility, which allows us to borrow a maximum of $18.0 million. The amount we borrow under the Credit Facility will vary based on our business needs throughout the year. As such, we are not able to forecast our utilization under the Credit Facility and have thus assumed full utilization of the Credit Facility to present the largest impact rising interest rates could have on our net income. The table below shows the impact changes in interest rates could have on our net income, based on our Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2015 (assuming no other changes in our investment and borrowing structure).

For the nine months ended September 30, 2015

Basis Point Change	Interest Income	Interest Expense(1)	Net Income
Up 300 Basis points	—	$1,320,000	$(1,320,000)
Up 200 Basis points	—	$1,200,000	$(1,200,000)
Up 100 Basis points	—	$1,080,000	$(1,080,000)
Down 100 Basis points(2)	—	—	—
Down 200 Basis points(2)	—	—	—
Down 300 Basis points(2)	—	—	—

(1)	Interest expense amounts are calculated assuming $18 million outstanding, with an 8% interest rate and a 360-day year, increased by the number of basis points indicated. For the nine months ended September 30, 2015, we have excluded 30 days of interest expense, as we are obligated under the terms of the Credit Facility to maintain a $0 balance outstanding for one 30-day period each calendar year.
(2)	The Credit Facility, bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0%. As such, the effective minimum interest rate we will incur on borrowings under the Credit Facility is 8%. As the prime rate was at 3.25% as of September 30, 2015, only increases in the prime rate will affect our net income.

Item 4. Controls and Procedures

As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries are currently a party to any material pending legal proceedings. From time to time we or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2014, and in our quarterly report on Form 10-Q for the period ended June 30, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K and in our quarterly report on Form 10-Q for the period ended June 30, 2015 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2014, and in our quarterly report on Form 10-Q for the period ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
11.1	Computation of Per Share Earnings (Included in “Note 5 — Net Increase in Net Assets Resulting from Operations per Common Share — Basic and Diluted” to our Condensed Consolidated Financial Statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates (unaudited)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at September 30, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$629,309	$(629,309)	$—	$—	$—	$—
Preferred shares, Series A-1	—	491,252	(491,252)	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	—	351,278	4,690,108
Preferred shares, Series B	—	4,347,608	—	—	—	359,722	4,707,330
Preferred shares, Series A	—	391,592	—	—	—	134,692	526,284
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	—	3,500,000	—	8	4,960,565
Preferred shares, Series C	—	1,503,832	—	1,520	—	(332,162)	1,173,190
Preferred shares, Series A	—	440,000	—	—	—	110,375	550,375
Preferred shares, Series B	—	265,980	—	—	—	(18,311)	247,669
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	—	80,000	145,000
Common shares	—	1,000	—	—	—	17,000	18,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	—	(16,875)	7,500
GSV Sustainability Partners
Preferred shares, Class A	—	4,850,000	—	1,100,156	—	(156)	5,950,000
Common shares	—	10,000	—	—	—	—	10,000
Total Control Investments	$—	$18,819,335	$(1,120,561)	$4,601,676	$—	$685,571	$22,986,021
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A	—	—	629,309	—	—	(74,663)	554,646
Preferred shares, Series A-1	—	—	491,252	320	—	(44,978)	446,594
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	1,094	1,094
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,705,006	—	295,801	—	(541,254)	1,459,553
Term Loan, 12%, 09/30/15***	(7,587)	288,114	—	—	(295,801)	7,687	—
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	—	(95,000)	70,000
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	58,019	—	—	—	(38,679)	19,340
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	(46,633)	17,689
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	12,736	—	—	—	(8,491)	4,245

Schedule 12-14

Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at September 30, 2015
CUX, Inc. (d/b/a CorpU)
Convertible preferred shares, Series C	$—	$2,292,582	$—	$—	$—	$(117,181)	$2,175,401
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(5)	59,836	1,007,671	—	—	—	59,836	1,067,507
Convertible preferred shares, Series D	—	716,066	—	—	—	(36,601)	679,465
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	12,508	—	—	—	(5,578)	6,930
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	331,126	(331,126)	—	—	—	—
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	—	9,996,311
Dailybreak, Inc.
Preferred shares, Series A-1	—	—	—	—	—	—	—
Preferred shares, Series A-2	—	—	—	—	—	—	—
Declara, Inc.
Preferred shares, Series A	—	10,019,825	—	—	—	—	10,019,825
EdSurge, Inc.				—
Preferred shares, Series A	—	505,328	—	—	—	(4,527)	500,801
Fullbridge, Inc.
Preferred shares, Series D	—	3,111,714	—	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	—	1,625,001
Convertible Promissory Note, 10% Interest rate, March 02, 2016***	102,435	—	—	1,006,624	—	82,254	1,088,878
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	1,862	—	—	—	12,424	14,286
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	—	7,418	8,242
Common warrants, $0.91 Strike Price, Expiration Date 3/02/2020	—	4,121	—	—	—	1,541	5,662
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	1,923	3,846
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	7,143	—	—	—	(3,420)	3,723
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	824	1,648
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	—	1,648	1,648
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	3,995,221	—	9,200	(3,354,594)	(250,588)	399,239
Learnist Inc. (f/k/a Grockit, Inc.)
Preferred shares, Series D	—	2,319,014	—	—	—	(2,131,222)	187,792
Preferred shares, Series E	—	1,610,296	—	—	—	(1,481,856)	128,440
Preferred shares, Series F	—	1,450,000	—	—	—	(1,334,307)	115,693

Schedule 12-14

Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at September 30, 2015
Maven Research, Inc.
Preferred shares, Series C	$—	$1,999,998	$—	$—	$—	$—	$1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	4,999,999	—	—	—	290,562	5,290,561
Preferred shares, Series A	—	4,165,091	—	—	—	242,043	4,407,134
Preferred shares, Series Seed	—	1,573,000	—	—	—	154,898	1,727,898
PayNearMe, Inc.
Preferred shares, Series E	—	9,982,064	—	3,999,998	—	(7,175)	13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	—	1,920	(5,000)	(189,506)	—
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	(12,373)	12,373	1,000,000
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	(2,296)	78,425	—	760	(50,000)	(29,185)	—
Preferred shares, Series B	—	128,902	—	—	—	(128,902)	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—	—
Total Affiliate Investments	$152,388	$70,172,313	$789,435	$5,314,623	$(3,717,768)	$(5,693,221)	$66,865,382

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment for which the economics are derived from the value of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At September 30, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its September 30, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe serves on the board of directors for Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2014
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$600,000	$251,240	$—	$(359,988)	$491,252
Preferred shares, Series A	—	203,011	—	—	426,298	629,309
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014	—	—	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	—	4,000,787	—	338,043	4,338,830
Preferred shares, Series B		4,205,142	—	—	142,466	4,347,608
Preferred shares, Series A		—	110,000	—	281,592	391,592
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		—	—	—	—	—
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series A	—	1,188,137	—	—	(748,137)	440,000
Preferred shares, Series B	—	594,068	—	—	(328,088)	265,980
Preferred shares, Series C	—	—	2,005,730	—	(501,898)	1,503,832
Preferred shares, Series D	—	—	1,404,499	—	56,058	1,460,557
Common shares	—	—	1,000	—	—	1,000
Convertible Promissory Note***	10,233	—	500,000	500,000	—	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	—	—	—	24,375	24,375
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	—	—	—	65,000	65,000
GSV Sustainability Partners
Preferred shares, Class A	—	—	4,851,256	—	(1,256)	4,850,000
Common shares	—	—	10,000	—	—	10,000
Total Control Investments	$10,233	$6,790,358				$18,819,335
Affiliate Investments
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	1,500,000	45,363	—	(45,363)	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,168,847	507,001	—	29,158	1,705,006
Term Loan, 12%, 09/30/15***	31,423	250,000	22,871	—	15,243	288,114
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	—	—	—	58,019	58,019
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	64,322
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	—	—	—	12,736	12,736
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	150,000	—	—	15,000	165,000

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2014
CUX, Inc. (d/b/a CorpU)
Convertible preferred shares, Series C	$—	$—	$2,006,077	$—	$286,505	$2,292,582
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	7,890	—	1,000,000	—	7,671	1,007,671
Convertible preferred shares, Series D	—	697,041	—	—	19,025	716,066
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	—	—	—	12,508	12,508
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	1,700,000	4,199	—	(1,373,073)	331,126
Curious.com Inc.
Preferred shares, Series B	—	10,000,003	—	—	(3,692)	9,996,311
Dailybreak, Inc.
Preferred shares, Series A-1	—	1,211,393	—	—	(1,211,393)	—
Preferred shares, Series A-2	—	—	426,254	—	(426,254)	—
Declara, Inc.
Preferred shares, Series A	—	—	9,999,999	—	19,826	10,019,825
EdSurge, Inc.
Preferred shares, Series A	—	—	500,801	—	4,527	505,328
Fullbridge, Inc.
Preferred shares, Series C	—	3,114,120	—	—	(1,489,119)	1,625,001
Preferred shares, Series D	—	—	2,956,022	—	155,692	3,111,714
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	126,362	—	—	(124,500)	1,862
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	824	824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	50,970	—	(46,849)	4,121
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	—	23,244	—	(21,321)	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	—	85,779	—	(78,636)	7,143
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018	—	—	—	—	824	824
Convertible Promissory Note, 10% Interest rate, February 16, 2015***	80,620	—	1,813,904	1,813,904	—	—
Term Loan, 10%, 3/31/14***	3,336	—	250,000	(250,000)	—	—
Term Loan, 10%, 3/31/14***	3,346	—	250,000	(250,000)	—	—
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	4,338,009	98	—	(342,886)	3,995,221
Learnist Inc. (f/k/a Grockit, Inc.)
Preferred shares, Series D	—	2,073,472	—	—	245,542	2,319,014
Preferred shares, Series E	—	1,499,999	—	—	110,297	1,610,296
Preferred shares, Series F	—	—	1,450,000	—	—	1,450,000

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2014
Maven Research, Inc.
Preferred shares, Series C	$—	$1,999,998	$—	$—	$—	$1,999,998
Preferred shares, Series B	—	249,505	—	—	186	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	—	4,999,999	—	—	4,999,999
Preferred shares, Series A	—	3,000,000	200	—	1,164,891	4,165,091
Preferred shares, Series Seed	—	865,000	—	—	708,000	1,573,000
PayNearMe, Inc.
Preferred shares, Series E	—	10,000,000	400	—	(18,336)	9,982,064
The rSmart Group, Inc.
Preferred shares, Series B	—	857,302	—	—	(664,716)	192,586
Strategic Data Command, LLC(3)
Common shares	—	1,046,830	—	—	(46,830)	1,000,000
Totus Solutions, Inc.(5)
Preferred shares, Series B		1,001,001	—	—	(872,099)	128,902
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	3,406	—	76,430	—	1,995	78,425
Preferred shares, Series A		2,173,163	840	—	(2,174,003)	—
Common Shares		576,675	200	—	(576,875)	—
Total Affiliate Investments	$130,021	$52,663,042				$70,172,313

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment for which the economics are derived from the value of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(5)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(6)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc., or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: November 9, 2015	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: November 9, 2015	By: /s/ William F. Tanona William F. Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)