Form 10-K
period 2015-12-31
GSV Capital Corp.
filed 2016-03-15
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2015

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

   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2015, based on the closing price on that date of $10.31 on the Nasdaq Capital Market, was $198,411,713. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,181,003 shares of the Registrant’s common stock outstanding as of March 15, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2016 annual meeting of stockholders (the “2016 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of our fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

GSV CAPITAL CORP.

i

PART I

Item 1.	Business

GSV Capital

GSV Capital Corp. (the “Company,” “we,” “our” or “GSV Capital”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments with prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by our investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), and our administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provides the administrative services necessary for us to operate.

Our investment philosophy is based on a disciplined approach of identifying potentially high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, sustainability and education technology. GSV Asset Management’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Venture capital funds or other financial or strategic sponsors have invested in the vast majority of the companies that GSV Asset Management evaluates.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights and are generally convertible into common stock at our discretion.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes.

Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2015 was $12.08. On March 14, 2016, the last reported sale price of a share of our common stock on the Nasdaq Capital Market was $6.04.

About GSV Asset Management

Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). GSV Asset Management is led by Michael T. Moe, Chief Executive Officer and Chairman of our Board of Directors. Mr. Moe is assisted by William Tanona, our Chief Financial Officer, Treasurer and Corporate Secretary, and Mark Flynn, our President, to all of whom, along with Luben Pampoulov and Matthew Hanson, partners of GSV Asset Management, we refer collectively as GSV Asset Management’s senior investment professionals. Mr. Moe co-founded and previously served as Chairman and Chief Executive officer of ThinkEquity Partners, an asset management and investment banking firm focusing on venture capital, entrepreneurial and emerging private companies. Prior to founding ThinkEquity, Mr. Moe served as Head of Global Growth Research at Merrill Lynch and before that served as Head of Growth Research and Strategy at Montgomery Securities.

We believe we benefit from the ability of GSV Asset Management’s senior investment professionals to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate terms, and manage and monitor a portfolio of those investments. GSV Asset Management’s senior investment professionals have broad investment backgrounds, with prior experience at investment banks, commercial banks, unregistered investment funds and other financial services companies, and have collectively developed a broad network of contacts that provides us with an important source of investment opportunities.

We pay GSV Asset Management a fee for its services under the Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”) consisting of two components — a base management fee and an incentive fee. See “— Investment Advisory Agreement.”

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

At the same time, we believe that the initial public offering (“IPO”) markets have experienced substantial structural changes which have made it significantly more challenging for private companies to go public. Volatile equity markets, a lack of investment research coverage for private and smaller companies and investor demand for a longer history of revenue and earnings growth have resulted in companies staying private significantly longer than in the past. In addition, increased public company compliance obligations such as those imposed by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) have made it costlier and less attractive to become a public company. As a result, there are significantly fewer IPOs today than there were during the 1990s, with prospective public companies taking longer to come to market.

Investment Strategy

We seek to maintain our portfolio of potentially high-growth emerging private companies via a repeatable and disciplined investment approach, as well as to provide investors with access to such companies through our publicly traded common stock.

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

Private secondary marketplaces and direct share purchases.  We also utilize private secondary marketplaces as a means to acquire equity and equity-related interests in privately held companies that meet our investment criteria and that we believe are attractive candidates for investment. We believe that such markets offer new channels for access to equity investments in private companies and provide a potential source of liquidity should we decide to exit an investment. In addition, we also purchase shares directly from stockholders, including current or former employees. As certain companies grow and experience significant increased value while remaining private, employees and other stockholders may seek liquidity by selling shares directly to a third party or to a third party via a secondary marketplace. Sales of shares in private companies are typically restricted by contractual transfer restrictions and may be further restricted by provisions in company charter documents, investor rights of first refusal and co-sale and company employment and trading policies, which may impose strict limits on transfer. We believe that the reputation of GSV Asset Management’s investment professionals within the industry and history of investing affords us a favorable position when seeking approval for a purchase of shares subject to such limitations.

•	Create access to a diverse investment portfolio. We seek to hold a varied portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively diversified portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

Competitive Advantages

We believe that we benefit from the following competitive advantages in executing our investment strategy:

•	Experienced team of investment professionals. GSV Asset Management’s senior investment professionals and our board of directors have significant experience researching and investing in the types of potentially rapidly growing venture-capital-backed emerging companies we are targeting for investment. Through our proprietary company-evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.
•	Disciplined and repeatable investment process. We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry “aggregators” that accumulate stock at market prices, we conduct valuation analyses and make acquisitions only when we can invest at valuations that we believe are attractive to our investors.
•	Deep relationships with significant credibility to source and complete transactions. GSV Asset Management and its senior investment professionals are strategically located in the heart of Silicon Valley in Woodside, California. During the course of over two decades of researching and investing in emerging private companies, GSV Asset Management’s senior investment professionals have developed strong reputations within the investing community, particularly within technology-related sectors. GSV Asset Management’s senior investment professionals and our board of directors have also developed strong relationships in the financial, investing and technology-related sectors.
•	Source of permanent investing capital. As a publicly traded corporation, we have access to a source of permanent equity capital which we can use to invest in portfolio companies. This permanent equity capital is a significant differentiator from other potential investors that may be required to return capital to stockholders on a defined schedule. We believe that our ability to invest on a long-term time horizon makes us attractive to companies looking for strong, stable owners of their equity.
•	Early mover advantage. We believe we are one of the few publicly traded business development companies with a specific focus on investing in potentially rapidly growing venture-capital-backed emerging companies. Moreover, we believe we are the only one to focus on acquiring shares in secondary transactions as a key component of our strategy. Despite our limited track record, the transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will potentially enable us to complete equity transactions in desirable private companies at attractive valuations.

Operating and Regulatory Structure

We were formed as a Maryland corporation and an externally managed, non-diversified closed-end management investment company. We completed our IPO in May 2011 and have elected to be treated as a business development company under the 1940 Act. As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include, among other things, securities of “eligible portfolio companies.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See “— Regulation as a Business Development Company.”

We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the 2014 taxable year, have qualified to be treated as a RIC for the 2015 taxable year, and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “— Material U.S. Federal Income Tax Considerations” and “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2015 for more information.

Our investment activities are managed by GSV Asset Management and supervised by our board of directors. GSV Asset Management is an investment adviser registered under the Advisers Act. Under the Investment Advisory Agreement, we have agreed to pay GSV Asset Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “— Investment Advisory Agreement.” We have also entered into an administration agreement under which we have agreed to reimburse GSV Capital Service Company for our allocable portion of overhead and other expenses incurred (the “Administration Agreement”).

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

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by GSV Asset Management’s senior investment professionals, supplemented by the knowledge and relationships of our board of directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including “the four Ps”, industry positioning and leadership, stage of growth, and several other factors that collectively characterize our proprietary investment process. We typically seek to invest approximately 90% of our portfolio in well-established, late stage companies and the remaining approximately 10% in emerging companies that fit within our targeted areas, where we see the potential for higher returns from early investment. Based on our initial screening, we identify a select set of companies which we evaluate in greater depth.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2015, and 2014, excluding United States Treasury Bills.

	December 31, 2015		December 31, 2014
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Common Stock	$102,319,140	26.7%	$85,598,467	17.9%
Preferred Stock	216,291,092	56.4	193,847,045	40.5
Debt Investments	4,175,859	1.1	1,374,210	0.3
Warrants	469,306	0.1	904,345	0.2
Subtotal – Private Portfolio Companies	323,255,397	84.3	281,724,067	58.9
Publicly Traded Portfolio Companies:
Common Stock	26,553,370	6.9	89,260,250	18.7
Total Private and Publicly Traded Portfolio Companies:	349,808,767	91.2	370,984,317	77.6
Non-Portfolio Investments	33,676,693	8.8	107,298,098	22.4
Total Investments	$383,485,460	100.0%	$478,282,415	100.0%

Managerial Assistance

As a business development company, we are required to offer, and in some cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance. GSV Asset Management will provide such managerial assistance on our behalf to portfolio companies that request assistance. We may receive fees for these services and will reimburse GSV Asset Management for its allocated costs in providing such assistance, subject to review by our board of directors, including our independent directors.

Competition

Our primary competitors include specialty finance companies including late stage venture capital funds, private equity funds, other crossover funds, public funds investing in private companies and business development companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure.”

Employees

While we have executive officers, they receive no direct compensation from us, and we have no direct employees. Our day-to-day investment operations are managed by GSV Asset Management. In addition, we reimburse GSV Capital Service Company for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administration services. Carl Rizzo, our Chief Compliance Officer, is a director of Alaric Compliance Services LLC and performs his functions as our Chief Compliance Officer under the terms of an agreement between GSV Capital Service Company and Alaric Compliance Services LLC. GSV Capital Service Company has retained Mr. Rizzo and Alaric Compliance Services LLC pursuant to its obligations under the Administration Agreement. See “— Administration Agreement.”

Determination of Net Asset Value

We determine the net asset value of our investment portfolio after the conclusion of each fiscal quarter in connection with the preparation of our annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or more frequently if required under the 1940 Act.

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations, including securities that trade on secondary markets for private securities, are valued at fair value as determined in good faith by our board of directors. In connection with that determination, members of GSV Asset Management’s portfolio management team will prepare portfolio company valuations using, when available, the most recent portfolio company financial statements and forecasts. We also engage an independent valuation firm to perform independent valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We may also engage an independent valuation firm to perform independent valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.

For those securities that are not publicly traded or for which there are no readily available market quotations, our board of directors, with the assistance of its valuation committee (the “Valuation Committee”), will use the recommended valuations as prepared by management and the independent valuation firm, respectively, as a component of the foundation for its final fair value determination. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had others made the determination using the same or different procedures or had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. For those investments that are publicly traded, we generally record unrealized appreciation or depreciation based on changes in the market value of the securities as of the valuation date. Publicly traded securities that remain subject to lock-up restrictions are discounted accordingly. For those investments that are not publicly traded and for which there are no readily available market quotations, we record unrealized depreciation on such investments when we believe that an investment has become impaired and will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as the net change in unrealized appreciation or depreciation.

We generally determine the fair value of our investments by considering a number of factors. The following represent factors that, among others, could impact our fair value determinations:

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
4.	Additional investments by us in current portfolio companies, where the price of the new investment differs materially from prior investments.
5.	Market transactions in our portfolio companies that we can observe and from which we can obtain information.

There is inherent subjectivity in determining the fair value of our investments. In addition, we will accrue as a liability, each time we calculate net asset value, the amount which we may owe GSV Asset Management for the income incentive fee and capital gains incentive fee, the latter of which is based on the amount of unrealized and realized capital appreciation. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our board of directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2015 for a list of our taxable subsidiaries.

Investment Advisory Agreement

Management Services

GSV Asset Management serves as our investment adviser. GSV Asset Management is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, GSV Asset Management manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory Agreement, GSV Asset Management:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	determines what securities we will purchase, retain or sell;
•	performs due diligence on prospective portfolio companies;
•	identifies, evaluates and negotiates the structure of the investments we make;
•	closes, monitors and services the investments we make; and
•	provides us with such other investment advisory, research and related services as we, from time to time, reasonably require for the investment of our funds.

GSV Asset Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. GSV Asset Management also manages for GSV X Fund (“GSV X Fund”), a global long/short absolute return fund, Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP (collectively, the “Coursera Funds”), special purpose vehicles each comprised of an underlying investment in Coursera stock, and serves as sub-adviser for GSV Ventures I LLC, GSV Ventures II LLC, and GSV Ventures III LLC (collectively, the “GSV Ventures Funds”), each a venture capital and growth equity fund. We have no equity ownership in any of the GSV X Fund, the Coursera Funds or the GSV Ventures Funds. GSV Asset Management does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both us and the other funds that are currently or in the future may be managed by GSV Asset Management. However, to the extent it does identify such opportunities, GSV Asset Management will allocate such opportunities between us and such other funds pursuant to an established procedure that is designed to ensure that such allocation is fair and equitable.

Management Fees

We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to GSV Asset Management, and any incentive fees earned by GSV Asset Management, are ultimately borne by our common stockholders. In aggregate, we paid GSV Asset Management $21,033,774 under the Investment Advisory Agreement during the fiscal years ended December 31, 2015, 2014 and 2013.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2.00% of our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities) reduced by any non-portfolio investments. For the years ended December 31, 2015, 2014, and 2013, the Base Fee was payable monthly in arrears, and was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Fee for any partial month or quarter was appropriately pro-rated.

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

Our realized capital gains from each investment, expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, will be compared to a hurdle rate of 8.00% per year. We will only pay an incentive fee on any realized capital gains from an investment that exceeds the hurdle rate. We will pay GSV Asset Management an incentive fee with respect to our realized capital gains from each investment as follows:

•	No incentive fee is payable on the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, does not exceed the hurdle rate of 8.00% per year.
•	We pay as an incentive fee 100% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds the hurdle rate of 8.00% per year but is less than a rate of 10.00% per year. We refer to this portion of our realized capital gains from each investment (which exceeds the hurdle rate but is less than 10.00%) as the “catch-up.” The “catch-up” is meant to provide GSV Asset Management with 20% of the amount of our realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.
•	We pay as an incentive fee 20% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.

In no event, however, will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related-Party Transactions” for detail of incentive fees paid and accrued.

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

We seek to deploy capital primarily in the form of non-controlling investments in our portfolio companies. Although we primarily invest through private secondary markets, to the extent we make a direct minority investment in a portfolio company, neither we, nor our investment adviser, GSV Asset Management, may have the ability to control the timing of when we realize capital gains or losses with respect to such investment. We expect the timing of such realization events to be determined by our portfolio companies in such cases. To the extent we have non-minority investments, or the securities we hold are traded on a private secondary market or public securities exchange, GSV Asset Management will have greater control over the timing of a realization event. In such cases, our board of directors will monitor such investments in connection with their general oversight of the investment management services provided by GSV Asset Management. In addition, as of the end of each fiscal quarter, we will evaluate whether the cumulative aggregate unrealized appreciation on our portfolio would be sufficient to require us to pay an incentive fee to GSV Asset Management if such unrealized appreciation were actually realized as of the end of such quarter, and if so, we will accrue an expense equal to the amount of such incentive fee. Any such accrual of incentive fees will be reflected in the calculation of our net asset value.

Payment of our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement. Our investment management fee compensates GSV Asset Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to: expenses of offering our debt and equity securities; the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with on-site visits; the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; management and incentive fees payable pursuant to the Investment Advisory Agreement; fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); transfer agent, trustee and custodial fees; interest payments and other costs related to our borrowings; fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events); federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses, including travel expenses, and other costs of board of directors’ meetings; brokerage commissions; costs of preparing and mailing proxy statements, stockholders’ reports and notices; costs of preparing government filings, including periodic and current reports with the SEC; out fidelity bond, directors’ and officers’/errors and omissions liability insurance and other insurance premiums; and direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either GSV Capital Service Company or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other administrative support personnel. All of these expenses are ultimately borne by our common stockholders.

All personnel of GSV Asset Management, when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, are provided and paid for by GSV Asset Management.

Duration and Termination

The Investment Advisory Agreement was initially approved by our board of directors on March 28, 2011 and was most recently reapproved on March 2, 2016. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Board Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held on March 2, 2016 to reapprove the Investment Advisory Agreement. In its consideration of the reapproval of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by GSV Asset Management over the term of the Investment Advisory Agreement, including our performance relative to other business development companies during the prior year;
•	comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives;
•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives, including expenses related to investment due diligence, travel and investigating and monitoring investments;
•	any existing and potential sources of indirect income to GSV Asset Management or GSV Capital Service Company from their relationships with us and the profitability of those relationships, including the Investment Advisory Agreement and the Administration Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;
•	the organizational capability and financial condition of GSV Asset Management and its affiliates;
•	GSV Asset Management’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to GSV Asset Management; and
•	the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

Administration Agreement

Pursuant to a separate Administration Agreement, GSV Capital Service Company, a Delaware limited liability company, furnishes us with office facilities, together with equipment and clerical, bookkeeping and record-keeping services at such facilities. The principal executive offices of GSV Capital Service Company are located at 2925 Woodside Road, Woodside, CA 94062. Under the Administration Agreement, GSV Capital Service Company also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. In accordance with the terms of the Administration Agreement, overhead and other administrative expenses are generally allocated between us and GSV Asset Management by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of GSV Asset Management. To the extent personnel retained by GSV Service Company perform administrative tasks for GSV Asset Management, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by GSV Asset Management. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. Pursuant to its obligations under the Administration Agreement, GSV Capital Service Company has retained Carl Rizzo of Alaric Compliance Services LLC to serve as our Chief Compliance Officer. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, and upon a vote of a majority of our outstanding voting securities, or by the vote of our board of directors or by GSV Capital Service Company.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a business development company, we are generally limited in our ability to invest in any portfolio company in which our investment adviser, GSV Asset Management, or any of its affiliates currently has an investment or to make any co-investments with GSV Asset Management or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a business development company, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Related to Our Business and Structure.”

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
c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company;
iv.	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or
v.	meets such other criteria as may be established by the SEC.
2.	Securities of any eligible portfolio company which we control.
3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets. Further, business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GSV Asset Management will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

Under the 1940 Act, a business development company is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of us and our stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the business development company’s total outstanding shares of capital stock.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as the Convertible Senior Notes or the Credit Facility, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Code of Ethics

We and GSV Asset Management have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act. This code establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. You may read and copy our code of ethics and our code of business conduct and ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics and code of business conduct and ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and is available on our corporate governance webpage at http://investors.gsvcap.com/governance.

Compliance Policies and Procedures

We and GSV Asset Management have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Carl Rizzo currently serves as our Chief Compliance Officer.

Compliance with Corporate Governance Regulations

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, The Nasdaq Capital Market has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

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

Our proxy voting decisions will be made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, GSV Asset Management, 2925 Woodside Road, Woodside, CA 94062.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of GSV Asset Management and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our internet address is www.gsvcap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this annual report on Form 10-K unless specifically so incorporated by reference herein.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a RIC under subchapter M of the Code, and the acquisition, ownership and disposition of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described all of the tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for their securities holdings, pension plans and trusts, and financial institutions. This summary is limited to beneficial owners of our common stock that will hold such common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

Tax matters are complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds the shares of our common stock, the tax treatment of a partner in the partnership generally will depend upon the status of the partner, the activities of the partnership and certain determinations made at the partner level. Investors treated as a partnership for U.S. federal income tax purposes (or investors that are partners in such a partnership), are encouraged to consult with their own tax advisers with respect to the tax consequences relating to the acquisition, ownership and disposition of our common stock.

A “U.S. stockholder” generally is a beneficial owner of common stock who is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;
•	a corporation or other entity treated as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States, any State thereof or the District of Columbia (and an entity organized outside of the United States that is treated as a U.S. corporation under specialized sections of the Code);

•	a trust, if a court within the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantive decisions, or if the trust has a valid election in effect under the applicable U.S. Treasury regulations to be treated as a U.S. person); or
•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

As used herein, the term “Non-U.S. stockholder” means a beneficial owner of common stock that is not a U.S. stockholder or a partnership for U.S. federal income tax purposes. A “Non-U.S. stockholder” does not include an individual present in the United States for 183 days or more in the taxable year of disposition of the common stock. Such a stockholder is encouraged to consult his or her own tax adviser regarding U.S. federal income tax consequences of the sale, exchange or other taxable disposition of the common stock.

Election to be Taxed as a RIC

We have elected to be treated as a RIC under the Code for the 2014 taxable year, have qualified to be treated as a RIC for the 2015 taxable year and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us as a RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. Included in our consolidated financial statements, the following wholly-owned subsidiaries are taxable subsidiaries (collectively, the “GSVC Holdings”), regardless of whether we are a RIC: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC NG Holdings, Inc., GSVC SW Holdings, Inc., GSVC WS Holdings, Inc., SPNPM Holdings LLC, and GSVC SVDS Holdings, Inc. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

For the fiscal year ended 2012, however, we failed to satisfy certain tests required for us to qualify as a RIC under the Code, and were therefore subject to corporate-level U.S. federal income tax. In September 2014, we filed our 2013 tax return as a RIC and sought to be granted RIC status for our 2013 taxable year; however, we determined we would not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we were certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). We have not received such SEC Certification for our 2013 taxable year; however, in September 2015, we determined it was in the best interests of our stockholders to file the 2013 tax return as a C corporation.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. We recognize the tax benefits of uncertain tax positions only when the position has met the “more-likely-than-not” threshold. We classify penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. We have identified our major tax jurisdictions as U.S. federal and California.

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement,

then the following rules will apply to us. We will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income, including capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

Provided that we satisfy the Diversification Tests as of the close of any quarter, we will not fail the Diversification Tests as of the close of a subsequent quarter as a consequence of a discrepancy between the value of our assets and the requirements of the Diversification Tests that is attributable solely to fluctuations in the value of our assets. Rather, we will fail the Diversification Tests as of the end of a subsequent quarter only if such a discrepancy existed immediately after our acquisition of any asset and such discrepancy is wholly or partly the result of that acquisition. In addition, if we fail the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC if we eliminate the discrepancy within thirty days of the end of such quarter and, if we eliminate the discrepancy within that thirty-day period, we will be treated as having satisfied the Diversification Tests as of the end of such quarter for purposes of applying the rule described in the preceding sentence, assuming that it is not the first quarter of RIC qualification.

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

As a result of converting from a C corporation to a RIC, we are required to pay a corporate-level U.S. federal income tax on the net amount of the net built-in gains, if any, in our assets (i.e., the amount by which the net fair market value of our assets exceeds our net adjusted basis in our assets) as of the date of conversion (i.e., January 1, 2014) to the extent that such gains are recognized by us during the applicable recognition period, which is the five-year period (or shorter applicable period) beginning on the date of conversion.

Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in the applicable period, the amount of realized gain (loss), the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level U.S. federal income tax on built-in gain will be an expense that will reduce the amount available for distribution to our stockholders. The built-in gain tax is calculated by determining a RIC’s net unrealized built-in gains, if any, by which the fair market value of the assets of the RIC at the beginning of the first RIC-year exceeds the aggregate adjusted basis of such assets at that time.

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

We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. See “— Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Failure to Maintain our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years (or shorter applicable period), unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. Although the risks described below represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not presently known to us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Investments

Our investments in the rapidly growing venture-capital-backed emerging companies that we are targeting may be extremely risky and we could lose all or part of our investments.

Investment in the rapidly growing venture-capital-backed emerging companies that we are targeting involves a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment;
•	they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
•	because they are typically privately owned, there is generally little publicly available information about these businesses; therefore, although GSV Asset Management’s agents will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable; and
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our board of directors based upon the recommendation of the Valuation Committee in accordance with our written valuation policy. In connection with that determination, members of GSV Asset Management’s portfolio management team will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Valuation Committee utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the board of directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the board of directors with respect to such non-traded investments include, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments will receive a lower price for their securities than the value of our investments might warrant.

We may not realize gains from our equity investments and, because certain of our portfolio companies may incur substantial debt to finance their operations, we may experience a complete loss on our equity investment in the event of a bankruptcy or liquidation of any of our portfolio companies.

We invest principally in the equity and equity-related securities of what we believe to be rapidly growing venture-capital-backed emerging companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. During the year ended December 31, 2015, we wrote-off our investment in New Zoom, Inc., with a cost of $260,476, and recognized a complete loss as a result of its bankruptcy. We also recognized significant write-downs on our investments in Totus Solutions, Inc., DailyBreak, Inc., and the rSmart Group, Inc. during the year ended December 31, 2015.

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

Our investments will generally not be in publicly traded securities. Although we expect that some of our equity investments will trade on private secondary marketplaces, certain of the securities we hold will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. In addition, while some portfolio companies may trade on private secondary marketplaces, we can provide no assurance that such a trading market will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate. The illiquidity of our investments, including those that are traded on private secondary marketplaces, will make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We have no limitation on the portion of our portfolio that may be invested in illiquid securities, and a substantial portion or all of our portfolio may be invested in such illiquid securities from time to time.

In addition, because we generally invest in equity and equity-related securities, with respect to the majority of our portfolio companies, we do not expect regular realization events, if any, to occur in the near term. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur. Even if such appreciation does occur, it is likely that initial purchasers of our shares could wait for an extended period of time before any appreciation or sale of our investments, and any attendant distributions of gains, may be realized.

Our portfolio is concentrated in a limited number of portfolio companies or market sectors, which subjects us to a risk of significant loss if the business or market position of these companies deteriorates or market sectors experiences a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2015, 52.90% of our net asset value was comprised of investments in 6 portfolio companies. We have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest positions as of December 31, 2015:

Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Palantir Technologies, Inc.	Data Analysis	$17,198,903	$56,353,248	21.03%
Dropbox, Inc.	Online Storage	13,656,926	22,232,188	8.29
Twitter, Inc.	Social Communication	14,271,866	18,525,884	6.91
Spotify Technology S.A.	Online Music Streaming	13,599,572	16,219,700	6.05
Coursera, Inc.	Online Education	14,519,519	14,435,486	5.39
Solexel, Inc.	Solar Power	14,018,399	14,027,466	5.23
PayNearMe, Inc.	Electronic Payment System	14,000,398	13,974,887	5.21
Lyft, Inc.	Peer to Peer Ridesharing	7,507,216	13,969,366	5.21
Declara, Inc.	Social Cognitive Learning	11,999,999	11,999,999	4.48
General Assembly Space, Inc.	Education	5,999,961	11,521,372	4.30
Total		$126,772,759	$193,259,596	72.10%

Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences and periodic downturns.

Given the experience of GSV Asset Management’s senior investment professionals within the technology space, we expect that a number of the companies with respect to which we invest will operate in technology-related sectors. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any equity securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

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

In addition, we may be unable to complete follow-on investments in our portfolio companies that have conducted an IPO as a result of regulatory or financial restrictions.

Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by substantial stockholders or management of our portfolio companies that could decrease the value of our investments.

Generally, we will not take controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other stockholders, such as venture capital and private equity sponsors, that have substantial investments in our portfolio companies may have interests that differ from that of the portfolio company or its minority stockholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity and equity-related investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

Investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

Risks Related to Our Business and Structure

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, to be treated as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

We are dependent upon GSV Asset Management’s investment professionals for our future success, particularly Michael T. Moe, Mark W. Flynn, William Tanona, Luben Pampoulov and Matthew Hanson. If we lose any of GSV Asset Management’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of GSV Asset Management’s senior investment professionals, particularly Michael T. Moe, Mark W. Flynn, William Tanona, Luben Pampoulov and Matthew Hanson.

All of GSV Asset Management’s senior investment professionals, including Michael T. Moe, Mark W. Flynn, William Tanona, Luben Pampoulov and Matthew Hanson, are at-will employees. As a result, although Messrs. Moe, Flynn, Tanona, Pampoulov and Hanson comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of GSV Asset Management’s senior investment professionals, including Messrs. Moe, Flynn, Tanona, Pampoulov and Hanson, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that GSV Asset Management will be successful in retaining its senior investment professionals, including Messrs. Moe, Flynn, Tanona, Pampoulov and Hanson. The departure of any of Messrs. Moe, Flynn, Tanona, Pampoulov or Hanson could have a material adverse effect on our ability to achieve our investment objective.

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

Our ability to achieve our investment objective will depend on GSV Asset Management’s ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of GSV Asset Management’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in rapidly growing venture-capital-backed emerging companies, which may be extremely risky. There can be no assurance that GSV Asset Management will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective.

In addition to monitoring the performance of our existing investments, GSV Asset Management is required to offer, and may be called upon, to provide, managerial assistance to some of our portfolio companies. GSV Asset Management also currently manages GSV X Fund, the Coursera Funds and serves as sub-adviser to the GSV Ventures Funds, and may manage in the future one or more additional vehicles with similar or alternative investment strategies. These demands on their time may distract them or slow the rate of investment. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, any inability to successfully operate our business or implement our investment policies and strategies as described herein, could adversely impact our ability to pay dividends.

We will likely experience fluctuations in our quarterly results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2015, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

We have utilized and expect to continue to utilize private secondary marketplaces, such as SharesPost, Inc. and the NASDAQ Private Market, LLC, to acquire investments in our portfolio. When we purchase secondary shares, we may have little or no direct access to financial or other information from these portfolio companies. As a result, we are dependent upon the relationships and contacts of GSV Asset Management’s senior investment professionals and our board of directors to obtain the information for GSV Asset Management to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that GSV Asset Management will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

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

Most of our investments are or will be in equity or equity-related securities of privately held companies. The securities we acquire in private companies are typically subject to contractual transfer limitations, which may include prohibitions on transfer without the company’s consent may require that shares owned by us be held in escrow and may include provisions in company charter documents, investor rights of first refusal and co-sale and/or employment or trading policies further restricting trading. In order to complete a purchase of shares we may need to, among other things, give the issuer, its assignees or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. We may be unable to complete a purchase transaction if the subject company or its stockholders chooses to exercise a veto right or right of first refusal. When we complete an investment, we generally become bound to the contractual transfer limitations imposed on the subject company’s stockholders as well as other contractual obligations, such as co-sale or tag-along rights. These obligations generally expire only upon an IPO by the subject company. As a result, prior to an IPO, our ability to liquidate may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sales or tag-along rights to participate in the sale, thereby reducing the number of shares sellable by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

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

We invest primarily in what we believe to be rapidly growing venture-capital-backed emerging companies, either through private secondary transactions, other secondary transactions or direct investments in companies. Such private companies frequently have much more complex capital structures than traditional publicly traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In addition, it is often difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. In certain cases, such private companies may also have senior or pari passu preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstances when we have limited information with respect to such capital structures. Although we believe that GSV Asset Management’s senior investment professionals and our board of directors have extensive experience evaluating and investing in private companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In addition, our failure to keep pace with such rules, or for our management to appropriately address compliance with such rules fully and in a timely manner, exposes us to an increasing risk of inadvertent non-compliance. While our management team takes reasonable efforts to ensure that we are in full compliance with all laws applicable to our operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may result in our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

As a business development company, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, in the latter half of 2015 and continuing through the date of this annual report, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. There can be no assurance these market conditions will not continue or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) and China could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

In October 2014, the U.S. Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, in December 2015, the Federal Reserve announced a raise in the target range for the federal funds rate, based on a perceived improvement in economic conditions. The Federal Reserve also emphasized its plan to lift the target benchmark rate gradually over a three-year period, pending economic factors such as a rise in inflation. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the Federal Reserve may deviate from its announced plan, causing interest rates and borrowing costs to rise at an increased rate, which may negatively impact our ability to access the debt markets on favorable terms. We can make no assurances as to how the Federal Reserve will adjust the benchmark rate in the future. These developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. In addition, the business development company market may be more sensitive to changes in interest rates or other factors and to the extent the business development company market trades down, our shares might likewise be affected. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

Our business and operation could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the business development company space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities), may encourage GSV Asset Management to use leverage to make additional investments. On September 17, 2013, we completed a private placement of $69.0 million in aggregate principal amount of 5-year unsecured 5.25% Convertible Senior Notes (the “Convertible Senior Notes”). We also entered into a Loan and Security Agreement (the “Loan Agreement”), effective December 31, 2013, with Silicon Valley Bank to provide us with an $18 million credit facility (the “Credit Facility”). Under the Credit Facility, we are permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value. We will be required, however, to obtain the approval of our board of directors before we incur any additional indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, GSV Asset Management has control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, GSV Asset Management may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize its incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. Our board of directors monitors such conflicts of interest in connection with its review of the performance of GSV Asset Management under our Investment Advisory Agreement, as well as during its quarterly review of our financial performance and results of operations.

Borrowings, such as the Convertible Senior Notes or the Credit Facility, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the Convertible Senior Notes and the Credit Facility, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. Under the terms of the Credit Facility, we must repay all outstanding borrowings so that there is at least a 30-day period every twelve months during which we have no balance outstanding. We may be unable to repay all outstanding borrowings under the Credit Facility every twelve months. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the Convertible Senior Notes and any future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to GSV Asset Management will be payable on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur additional leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of such leverage, including any increase in the management fee payable to GSV Asset Management. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

•	shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage;
•	any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;
•	if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200%, and any amounts used to service indebtedness or preferred stock would not be available for such dividends;
•	any credit facility would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;
•	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness;
•	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on such securities;
•	if we issue preferred stock, the special voting rights and preferences of preferred stockholders may result in such stockholders’ having interests that are not aligned with the interests of our common stockholders, and the rights of our preferred stockholders to dividends and liquidation preferences will be senior to the rights of our common stockholders;
•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares; and
•	any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 200%.

Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage ratio equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our senior securities at a time when such sales may be disadvantageous.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Convertible Senior Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Convertible Senior Notes and substantially decrease the market value of the Convertible Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Convertible Senior Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may default under the Credit Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2015, substantially all of our assets were pledged as collateral under the Credit Facility. In the event we default under the Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Substantially all of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2015, substantially all of our assets were pledged as collateral under the Credit Facility. If we default on our obligations under the Credit Facility, the lender may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to its security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our Company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, if the lender exercises its right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of our outstanding borrowings.

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

We have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our Chief Executive Officer and Chairman of our board of directors. Messrs. Moe, Tanona and Flynn, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. GSV Capital Service Company is controlled by GSV Asset Management. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, GSV Asset Management also serves as sub-adviser to the GSV Ventures Funds and manages the GSV X Fund and the Coursera Funds.

While the investment focus of each of these entities, including the GSV Ventures Funds, the GSV X Fund and the Coursera Funds, may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser, GSV Asset Management, intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that we have priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

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

Finally, we pay GSV Capital Service Company our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing any administrative services, which creates conflicts of interest that our board of directors must monitor.

GSV Asset Management has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

GSV Asset Management has the right, under the Investment Advisory Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If GSV Asset Management resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GSV Asset Management and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Although we focus on achieving capital gains from our investments, in certain cases we may receive current income, such as interest or dividends, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, in order to maintain our qualification, as a RIC, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus would be subject to corporate-level U.S. federal income tax.

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

All of the costs of offering and servicing the Convertible Senior Notes and any additional debt or preferred stock we may issue in the future, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of the Convertible Senior Notes, any additional debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of the Convertible Senior Notes and our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

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

The Convertible Senior Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under the Convertible Senior Notes and accelerate repurchase of the Convertible Senior Notes, would have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases.

We will be subject to corporate-level U.S. federal income tax if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

We have elected to be treated as a RIC under the Code for the 2014 taxable year, have qualified to be treated as a RIC for the 2015 taxable year and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. For the fiscal year ended 2012, however, we failed to satisfy certain tests required for us to qualify as a RIC under the Code, and were therefore subject to corporate-level U.S. federal income tax. In September 2014, we filed our 2013 tax return as a RIC and sought to be granted RIC status for our 2013 taxable year; however, we determined we would not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we were certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. We have not received SEC Certification for our 2013 taxable year; however, in September 2015, we determined it was in the best interests of our stockholders to file our 2013 tax return as a C corporation. See “Business — Material U.S. Federal Income Tax Considerations” and “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2015 for more information.

Management generally believes that it will be in our best interests to be treated a RIC in any year in which we are profitable. If we fail to qualify as a RIC for any year in which we are profitable and such profits exceed certain loss carryforwards that we are entitled to utilize, we will be subject to corporate-level U.S. federal income tax on our income, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. We recognize the tax benefits of uncertain tax positions only when the position has met the “more-likely-than-not” threshold. We classify penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. We have identified our major tax jurisdictions as U.S. federal and California.

In any year in which we intend to be treated as a RIC, we may be forced to dispose of investments at times when GSV Asset Management would not otherwise do so or raise additional capital at times when we would not otherwise do so, in each case in order to qualify for the special tax treatment accorded to RICs.

To qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities or income from “qualified publicly traded partnerships.” To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests in any year in which we intend to be treated as a RIC may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. In addition, in order to satisfy the annual distribution requirement for a RIC, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under the terms of our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to dispose of investments quickly enough to meet the asset diversification requirements at the end of a quarter or obtain cash from other sources in order to meet the annual distribution requirement, we may fail to qualify for special tax treatment accorded to RICs and, thus, be subject to corporate-level U.S. federal income tax.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a business development company, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a business development company, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a business development company, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

We may continue to choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may continue to, distribute taxable dividends that are payable in part in our common stock. For example, on November 4, 2015, our board of directors declared a dividend of $2.76 per share to stockholders payable in cash and shares of our common stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in common stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Our board of directors is authorized to reclassify any unissued shares of stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our board of directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our board of directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of GSV Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. We are authorized to issue up to 100,000,000 shares of common stock. In the event our board of directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders will have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders will not choose to act in a manner that tends to favors our preferred stockholders, particularly where there is a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the board of directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and may adversely affect our business. There could be:

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

Terrorist attacks, acts of war or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Risks Related to Our Convertible Senior Notes

Our stockholders may experience dilution upon the conversion of our Convertible Senior Notes.

Our Convertible Senior Notes are convertible into shares of our common stock. Upon conversion, we must deliver shares of our common stock. The initial conversion rate of our Convertible Senior Notes was 61.5091 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (equivalent to a conversion price of approximately $16.26 per share of common stock), subject to adjustment in certain circumstances. As a result of our dividend paid on December 31, 2015 to stockholders of record on November 16, 2015, the conversion rate was increased to 82.7567 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.08 per share of common stock. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $69.0 million of convertible debt currently outstanding is 5,710,212. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

We may not have, or have the ability to raise, the funds necessary to repurchase our Convertible Senior Notes upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of our Convertible Senior Notes.

Holders of our Convertible Senior Notes will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor. In addition, our ability to repurchase our Convertible Senior Notes or deliver shares of our common stock upon conversions of the Convertible Senior Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase the notes at a time when the repurchase is required by the indenture relating to the Convertible Senior Notes or to deliver any shares of our common stock deliverable on future conversions of the Convertible Senior Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our Convertible Senior Notes.

Provisions of our Convertible Senior Notes could discourage an acquisition of us by a third party.

Certain provisions of our Convertible Senior Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of a fundamental change, the holders of our Convertible Senior Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Senior Notes, plus accrued and unpaid interest. We may also be required to increase the conversion rate of the

Convertible Senior Notes in certain other circumstances, including in the event of certain fundamental changes. These provisions could discourage an acquisition of us by a third party.

Certain adverse consequences could result if our Convertible Senior Notes are treated as equity interests in us for purposes of regulations under the Employee Retirement Income Security Act of 1974.

Pursuant to regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”), it is possible that, due to their convertibility feature, our Convertible Senior Notes could be treated as equity interests in us. In that event, if employee benefit plans subject to Title I of ERISA, plans that are not subject to ERISA but that are subject to Section 4975 of the Code, such as individual retirement accounts, and entities that are deemed to hold the assets of such plans or accounts (such plans, accounts, and entities, “Benefit Plan Investors”) were to acquire 25% or more of the aggregate value of our Convertible Senior Notes, among other consequences, we and our management would be subject to ERISA fiduciary duties, and certain transactions we might enter into, or may have entered into, in the ordinary course of our business might constitute non-exempt “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code and might have to be rescinded at significant cost to us. Moreover, if our underlying assets were deemed to be assets constituting plan assets, (i) our assets could be subject to ERISA’s reporting and disclosure requirements, (ii) a fiduciary causing a Benefit Plan Investor to make an investment in our equity interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor, and (iii) various providers of fiduciary or other services to us, and any other parties with authority or control with respect to our assets, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services.

We do not believe that our Convertible Senior Notes should be treated as equity interests in us for purposes of ERISA in light of the relevant regulations. No assurance can be given, however, that our Convertible Senior Notes will not be so treated.

The accounting for convertible debt securities is complex and subject to uncertainty.

The accounting for convertible debt securities is complex and subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. The issuance of our Convertible Senior Notes may affect our earnings per share on a fully diluted basis in certain periods. Further, we cannot predict if or when changes in the accounting for convertible debt securities could be made and whether any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price or value of our common stock.

Risks Related to an Investment in Our Securities

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market after any future offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of RICs, business development companies or other financial services companies;
•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;
•	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
•	general economic conditions and trends;

•	fluctuations in the valuation of our portfolio investments;
•	operating performance of companies comparable to us;
•	market sentiment against technology-related companies; or
•	departures of any of the senior investment professionals of GSV Asset Management.

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

Shares of our common stock have recently traded at discounts from net asset value and may do so in the future, or they could trade at premiums that may prove to be unsustainable.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for IPOs and other exit events for venture-capital-backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of March 14, 2016, the closing price of our common stock on the Nasdaq Capital Market was $6.04 per share, which represented an approximately 50.0% discount to our net asset value of $12.08 per share as of December 31, 2015.

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

We have significant flexibility in applying the proceeds of our offerings and may use the net proceeds from such offerings in ways with which you may not agree, or for purposes other than those contemplated at the time of the offering. We cannot assure you that we will be able to successfully utilize the proceeds within the timeframe contemplated. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds of any offering. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of an offering, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that any such offerings will be successful, or that by increasing the size of our available equity capital our aggregate expenses, and correspondingly, our expense ratio, will be lowered.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located at 2925 Woodside Road, Woodside, California, 94062, in the offices of GSV Asset Management. We do not own or lease any office space directly; however, we will pay a portion of the rent as allocated to us by GSV Capital Service Company. Our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

Although we and GSV Asset Management may, from time to time, be involved in litigation arising out of our and GSV Asset Management’s operations in the normal course of business or otherwise, except as described below, neither we nor GSV Asset Management is currently a party to any pending material legal proceedings.

GSV Asset Management, Matthew Hanson, and Michael Moe (collectively, the “Defendants”) have each been named as a defendant in a lawsuit initially filed in December 2014 and as subsequently amended on December 15, 2015, in the United States District Court for the Northern District of California, Oakland Division, captioned Continental Advisors S. A. and Precedo Capital Group LLC, Plaintiffs v. GSV Asset Management, Matthew Hanson and Michael Moe. The lawsuit, as amended, alleges that the Defendants engaged in fraud and fraudulent inducement, aiding and abetting fraud, tortious interference with business relations and negligent misrepresentation relating to an offering of a large block of shares of Twitter, Inc. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief.

The Defendants deny the plaintiffs’ allegations and have, and intend to continue to, defend themselves vigorously against the plaintiffs’ allegations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC.” The following table sets forth the high and low closing prices for our common stock for each fiscal quarter for the years ended December 31, 2015 and 2014. The last reported closing market price of our common stock on March 14, 2016 was $6.04.

	Price Range
	High	Low
Fiscal 2015
Fourth Quarter	$10.42	$7.53	(1)
Third Quarter	11.07	7.64
Second Quarter	11.26	9.42
First Quarter	10.38	8.84
Fiscal 2014
Fourth Quarter	$10.26	$8.26
Third Quarter	11.69	9.52
Second Quarter	10.57	8.70
First Quarter	13.78	10.14

(1)	The high and low adjusted-close prices for the period from October 1, 2015 through December 31, 2015, were $7.66 and $4.77, respectively. These prices reflect the retroactive effect of the $2.76 dividend declared on November 4, 2015 and paid, in part cash and in part shares of common stock, on December 31, 2015.

Holders

As of March 9, 2016, there were 2 holders of record of our common stock.

Dividends

We have elected to be treated as a RIC under the Code for the 2014 taxable year, have qualified to be treated as a RIC for the 2015 taxable year and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. Stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to the allocable share of the tax we paid on the capital gains deemed distributed to them. See “Business — Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following table summarizes our dividends declared and paid or to be paid on all shares, including dividends reinvested, if any, during the years ended December 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount per Share
November 4, 2015	November 16, 2015	December 31, 2015	$2.76	(1)

(1)	The dividend was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total dividend to be paid to all stockholders. As a result of stockholder elections, the dividend consisted of approximately 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the dividend, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share dividend represented a return of capital.

Our current intention is to make any distributions out of assets legally available in additional shares of our common stock under our dividend reinvestment plan, except in the case of stockholders who elect to receive dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder, although no cash distribution has been made. As a result, if a stockholder does not elect to opt out of the dividend reinvestment plan, it will be required to pay applicable federal, state and local taxes on any reinvested dividends even though it will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to GSV Asset Management. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in cash.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from April 28, 2011 (the date of our IPO) to December 31, 2015. The graph assumes that, on April 28, 2011, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
4/29/2011
6/29/2011
8/29/2011
10/29/2011
12/29/2011
2/29/2012
4/30/2012
6/30/2012
8/31/2012
10/31/2012
12/31/2012
2/28/2013
4/30/2013
6/30/2013
8/31/2013
10/31/2013
12/31/2013
2/28/2014
4/30/2014
6/30/2014
8/31/2014
10/31/2014
12/31/2014
2/28/2015
4/30/2015
6/30/2015
8/31/2015
10/31/2015
12/31/2015
GSVC
S&P 500
NASDAQ

The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

SALES OF UNREGISTERED EQUITY SECURITIES

In connection with the cash and stock dividend declared by our board of directors on November 4, 2015 and paid on December 31, 2015, and as a result of the election of stockholders, we issued 2,860,903 shares of common stock, or approximately 14.8% of our outstanding shares prior to the dividend, at a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. We have reported all other sales of our unregistered equity securities that occurred during the period covered by this report in our reports on Form 10-Q or Form 8-K, as applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6.	Selected Financial Data

The following selected financial and other data for the years ended December 31, 2015, 2014, 2013, 2012, and for the period from January 6, 2011 (date of inception) to December, 31 2011, respectively, is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012	As of and for the period from January 6, 2011 (date of inception) to December 31, 2011
Income Statement Data:
Total investment income	$290,896	$185,946	$48,951	$248,077	$162,328
Total operating expenses	26,978,235	21,775,939	22,083,875	8,530,958	2,196,192
(Provision)/Benefit for taxes on net investment loss	(21,969,370)	8,810,102	13,159,268	—	—
Net investment loss	(48,656,709)	(12,779,891)	(8,875,656)	(8,282,881)	(2,033,864)
Net realized gain (loss) on investments	54,144,229	23,926,124	(21,706,021)	(1,380,519)	—
(Provision)/Benefit for taxes on net realized capital losses/gains	342,802	(9,769,036)	9,426,234	—	—
Net change in unrealized appreciation (depreciation) of investments	(13,422,245)	(5,811,797)	87,445,149	(10,170,850)	(1,579,800)
(Provision)/Benefit for taxes on unrealized appreciation/deprecation of investments	16,058,080	2,371,829	(30,906,063)	—	—
Net increase (decrease) in net assets resulting from operations	8,466,157	(2,062,771)	35,383,643	(19,834,250)	(3,613,664)
Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per average share:
Basic	$0.44	$(0.11)	$1.83	$(1.23)	$(1.07)
Diluted	0.44	(0.11)	1.78	(1.23)	(1.07)
Weighted-Average Common Shares:(2)
Basic	19,327,938	19,320,100	19,320,100	16,096,330	3,377,429
Diluted	19,327,938	19,320,100	20,541,014	16,096,330	3,377,429
Net asset value per share(3)	12.08	14.80	14.91	13.07	12.95
Market price at year-end	9.37	8.63	12.09	8.43	13.95
Distributions declared	2.76	—	—	—	—
Shares Outstanding at year end/period	22,181,003	19,320,100	19,320,100	19,320,100	5,520,100
Balance Sheet Data:
Total assets(1)	$399,790,643	$485,646,096	$377,947,558	$253,130,728	$91,798,242
Convertible Senior Notes embedded derivative liability	—	1,000	799,000	—	—
Convertible Senior Notes payable 5.25% due September 15, 2018	68,596,619	68,462,353	68,335,295	—	—
Total liabilities	131,779,698	199,742,423	89,981,114	547,927	20,294,994
Total net assets	268,010,945	285,903,673	287,966,444	252,582,801	71,503,248

(1)	During each of the years ended December 31, 2013 and 2012, and for the period from January 6, 2011 (date of inception) to December, 31 2011, total assets increased due to the issuance of Convertible Senior Notes in September 2013 as well as multiple equity offerings. During the year ended December 31, 2014, total assets increased due to the purchase of a United States Treasury Bill on margin. During the year ended December 31, 2015, total assets decreased due to a declared dividend, which was paid on December 31, 2015. Refer to Note 4 to the consolidated financial statements for further details.
(2)	Weighted-average common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 were calculated starting from the issuance of 100 shares as of February 28, 2011.
(3)	Net asset value per share is based on weighted-average basic shares outstanding for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our equity investments in such portfolio companies;
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio;
•	an inability to access the equity markets could impair our investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” in our annual report on Form 10-K and in our filings with the SEC.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria, and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies under the 1940 Act, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See “Business — Operating and Regulatory Structure.”

We acquire our investments through direct investments with prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. Our investment activities are managed by GSV Asset Management. GSV Capital Service Company provides the administrative services necessary for us to operate.

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, sustainability and education technology. GSV Asset Management’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser, GSV Asset Management, evaluates have financial backing from top-tier venture capital funds or other financial or strategic sponsors.

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

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. The fair value, as of December 31, 2015, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $349,808,767. The following table summarizes the investment purchases we funded during the year ended December 31, 2015. “Total Gross Payments” include both the actual cost of an investment as well as capitalized costs, (such as legal and other fees) associated with entering into a portfolio company investment.

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Quarter ended December 31, 2015	Total through December 31, 2015
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Incubator)	$1,000,000	$1,499,999	$1,000,000	$—	$3,499,999
Fullbridge, Inc. (Business Education)	964,042	—	—	—	964,042
Lyft, Inc. (Peer to Peer Ridesharing)	2,499,985	—	—	—	2,499,985
PayNearMe, Inc. (Cash Payment Network)	3,999,998	—	—	—	3,999,998
GSV Sustainability Partners (Clean Technology)	500,000	—	600,000	1,200,000	2,300,000
Earlyshares.com, Inc. (Equity Crowdfunding)	—	50,000	—	—	50,000
Enjoy Technology, Inc. (Online Shopping)	—	—	4,000,000	—	4,000,000
Aspiration Partners, Inc. (Financial Services)	—	—	999,975	—	999,975
Declara, Inc. (Social Cognitive Learning)	—	—	—	2,000,000	2,000,000
EdSurge, Inc. (Education Media Platform)	—	—	—	500,000	500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) (Sports Analytics)	—	—	—	25,000	25,000
Spotify Technology S.A. (Music Streaming Service)	—	—	—	10,001,100	10,001,100
Capitalized Fees	26,100	4,440	2,120	82,760	115,420
Total Gross Payments	$8,990,125	$1,554,439	$6,602,095	$13,808,860	$30,955,519

The table below summarizes the portfolio investments we sold during the year ended December 31, 2015.

Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Twitter, Inc.	March 31, 2015	400,000	$48.90	$19,558,200	$13,220,095
Twitter, Inc.	June 30, 2015	400,000	51.52	20,608,011	13,666,419
2U, Inc. (f/k/a 2tor, Inc.)	September 30, 2015	1,319,233	35.77	47,192,835	37,160,718
SugarCRM, Inc.	September 30, 2015	375,000	5.00	1,874,000	549,710
Global Education Learning (Holdings) Ltd.(3)	September 30, 2015	N/A	N/A	3,354,594	—
Totus Solutions, Inc.(4)	September 30, 2015	N/A	N/A	50,000	(6,052,203)
DailyBreak, Inc.	September 30, 2015	2,225,795	0.00	3,000	(2,854,204)
The rSmart Group, Inc.	September 30, 2015	1,201,923	0.00	5,000	(1,264,160)
NewZoom, Inc.	September 30, 2015	1,250,000	0.00	0	(260,476)
Global Education Learning (Holdings) Ltd.(3)	December 31, 2015	N/A	N/A	305,800	—
Totals				$92,951,440	$54,165,899

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).
(2)	Realized gains (losses) excludes any realized gains (losses) incurred on the maturity of our treasury investments.
(3)	Represents a tax distribution from Global Education Learning (Holdings) Ltd.
(4)	Represents sales of multiple share classes as well a debt investment in Totus Solutions, Inc.

Results of Operations — For the fiscal years ended December 31, 2015, 2014 and 2013

Operating results for the fiscal years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Total	Per Basic Share(1)	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$290,896	0.02	$185,946	0.01	$48,951	0.00
Interest income	244,115	0.01	185,059	0.01	25,871	0.00
Dividend income	46,781	0.00	887	0.00	23,080	0.00
Total Operating Expenses	26,978,235	1.41	21,775,939	1.13	22,083,875	1.14
Management fees	8,044,801	0.42	7,562,488	0.39	5,426,485	0.28
Incentive fees	8,170,326	0.42	3,614,347	0.19	10,523,552	0.54
Costs incurred under Administration Agreement	2,681,079	0.14	3,199,904	0.17	3,089,771	0.16
Directors’ fees	373,676	0.02	260,000	0.01	260,250	0.01
Professional fees	1,357,988	0.07	1,764,722	0.09	876,769	0.05
Interest and Credit Facility expense	4,961,169	0.26	5,503,843	0.28	1,278,997	0.07
Income tax expense	880,778	0.05	—	—	—	—
Other expenses	509,418	0.03	668,635	0.03	529,051	0.03
Loss (Gain) on fair value adjustment for embedded derivative	(1,000)	0.00	(798,000)	(0.04)	99,000	0.01
(Provision)/Benefit for taxes on net investment loss(2)	(21,969,370)	(1.14)	8,810,102	0.46	13,159,268	0.68
Net Investment Loss	(48,656,709)	(2.52)	(12,779,891)	(0.66)	(8,875,656)	(0.46)
Net Realized Gain/(Loss) on Investments	54,144,229	2.80	23,926,124	1.24	(21,706,021)	(1.12)
(Provision)/Benefit for taxes on Net Realized Capital Gains/Losses	342,802	0.02	(9,769,036)	(0.51)	9,426,234	0.49
Net change in Unrealized Appreciation/(Depreciation) of Investments	(13,422,245)	(0.69)	(5,811,797)	(0.30)	87,445,149	4.53
(Provision)/Benefit for taxes on Unrealized Appreciation/Depreciation of Investments	16,058,080	0.83	2,371,829	0.12	(30,906,063)	(1.60)
Net Increase/(Decrease) in Net Assets Resulting From Operations	$8,466,157	0.44	$(2,062,771)	(0.11)	$35,383,643	1.83

(1)	The per-share figures noted are based on a weighted average of 19,327,938 shares outstanding for the year ended December 31, 2015, and 19,320,100 shares outstanding for the years ended December 31, 2014 and 2013.
(2)	Due to our change in tax status to a RIC from a C Corporation, the associated accrued benefits and provisions from previous years were reversed, resulting in a provision for net investment loss, a benefit for net realized gains, and a benefit for unrealized depreciation of investments for the year ended December 31, 2015. Refer to “Note 8 — Income Taxes” to our consolidated financial statements for further detail.

Results of Operations

Comparison of the fiscal years ended December 31, 2015, 2014 and 2013

Investment Income

Investment income increased to $290,896 for the year ended December 31, 2015, from $185,946 for the year ended December 31, 2014. The increase was primarily due to the addition of several new term loans to Fullbridge, Inc. during the year ended December 31, 2015.

Investment income increased to $185,946 for the year ended December 31, 2014, from $48,951 for the year ended December 31, 2013. The increase was primarily due to the addition of several new term loans during the year ended December 31, 2014.

Operating Expenses

Total operating expenses increased to $26,978,235 for the year ended December 31, 2015, from $21,775,939 for the year ended December 31, 2014. The increase was primarily due to a significant increase in accrued incentive fees and an increase in management fees. This was offset by decreases in interest expense, professional fees, which include legal, valuation, audit and consulting fees, and costs incurred under the Administration Agreement. The increase in incentive fees resulted from the significant increase in realized gain on investments for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increased management fees were a result of the growth in our average total assets for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was partially offset by the decline in the fair value of our portfolio investments over the same period. The decrease in interest expense resulted from the lower average borrowings under the Credit Facility for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease in costs incurred under the Administration Agreement resulted from a decrease in the overhead allocation. The decrease in professional fees resulted primarily from the write-off of deferred offering costs during the year ended December 31, 2014.

Total operating expenses decreased to $21,775,939, for the year ended December 31, 2014, from $22,083,875 for the year ended December 31, 2013. The decrease was primarily due to a significant decrease in accrued incentive fees. This was offset by increases in interest expense, investment management fees, and professional fees, which include legal, valuation, audit and consulting fees. The decrease in incentive fees resulted from the depreciation in our portfolio for the year ended December 31, 2014 relative to the year ended December 31, 2013. The increase in interest expense resulted from the Convertible Senior Notes and borrowings under the Credit Facility. These borrowings have enabled us to increase our portfolio and continue to invest in emerging companies. Refer to “— Overview” above for a further discussion of our investment philosophy. The increased management fees were a result of the growth in our total assets, which was caused primarily by the growth of our investment portfolio for the year ended December 31, 2014 relative to the year ended December 31, 2013. The increase in professional fees, to $1,764,722 during the year ended December 31, 2014 from $876,769 during the year ended December 31, 2013, was attributable primarily to increases in audit fees, compliance costs related to testing under the Sarbanes-Oxley Act, as well as the write-off of deferred offering expenses.

(Provision)/Benefit for Taxes on Net Investment Loss

For the year ended December 31, 2015, we recognized a provision for taxes on net investment loss of $21,969,370, compared to our recognition of a benefit for taxes on net investment loss of $8,810,102 for the year ended December 31, 2014. Typically for a taxable entity, a net investment loss will generate a benefit for taxes; however, as a result of our election to be treated as a RIC, we have reversed the previously accrued benefits for taxes on net investment loss from prior periods. This reversal resulted in a provision for taxes on net investment loss for the year ended December 31, 2015.

For the year ended December 31, 2014, we recognized a benefit for taxes on net investment loss of $8,810,102, compared to a benefit for taxes of $13,159,268 for the year ended December 31, 2013. The decreased recognition of a benefit for taxes on net investment loss is due to the fact that fiscal year 2013 was the first year a benefit was recognized, and the benefit was based on the cumulative net operating loss for the period from January 6, 2011 (date of inception) to December 31, 2013.

Net Investment Loss

For the year ended December 31, 2015, we recognized a net investment loss of $48,656,709, compared to a net investment loss of $12,779,891 for the year ended December 31, 2014. The increase in net investment loss is primarily the result of our recognition of a provision for taxes on net investment loss and, to a lesser extent, the increased operating expenses discussed above.

For the year ended December 31, 2014, we recognized a net investment loss of $12,779,891, compared to a net investment loss of $8,875,656 for the year ended December 31, 2013. Net investment losses increased by $3,904,235 year over year primarily because of the decreased benefit for taxes on net investment loss.

Net Realized Gain/(Loss) on Investments

For the year ended December 31, 2015, net realized gains on investments were $54,144,229, which resulted from the sales of our investments in Twitter, Inc., 2U, Inc. and SugarCRM, Inc. Our realized gains were partially offset by losses from other smaller positions, such as Totus Solutions, Inc., DailyBreak, Inc., The rSmart Group, Inc. and NewZoom, Inc.

For the year ended December 31, 2014, net realized gains on investments were $23,926,124. The realized gains resulted primarily from the sales of Twitter, Inc., Control4 Corporation, Facebook, Inc. DianRong (f/k/a SinoLending Ltd.), ZocDoc Inc. and Palantir Technologies, Inc. The gains were offset by losses resulting from the sales of Violin Memory, Inc. and Silver Springs Networks, Inc.

For the year ended December 31, 2013, we recognized a net realized loss of $21,706,021. The realized loss resulted primarily from our write-offs of Kno, Inc., Top Hat 430, Inc., Serious Energy, Inc., AltEgo, LLC, and Starfish Holdings, Inc., as well as the sales of Groupon, Inc., and Zynga, Inc.

(Provision)/Benefit for Taxes on Net Realized Gains/Losses on Investments

For the year ended December 31, 2015, we recognized a benefit of $342,802 for taxes on net realized capital gains, compared to our recognition of a provision of $9,769,036 for taxes on net realized capital gains for the year ended December 31, 2014. Typically for a taxable entity, net realized capital gains will generate a provision for taxes; however, as a result of our election to be treated as a RIC, we have reversed the previously accrued provisions for taxes on net realized capital gains from prior periods. This reversal resulted in a benefit for taxes on net realized capital gains for the year ended December 31, 2015.

For the year ended December 31, 2014, we recognized a provision of $9,769,036 for taxes on net realized capital gains, compared to our recognition of a benefit of $9,426,234 for taxes on net realized capital losses for the year ended December 31, 2013. The recognition of a provision instead of a benefit for taxes is due to the fact that we had a net realized gain for the year ended December 31, 2014 of approximately $23.9 million, as compared to a net realized loss of approximately $21.7 million for the year ended December 31, 2013.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2015, we had a net change in unrealized depreciation of $13,422,245. For the year ended December 31, 2014, we had a net change in unrealized depreciation of $5,811,797. For the year ended December 31, 2013, we had a net change in unrealized appreciation of $87,445,149. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the years ended December 31, 2015, 2014 and 2013.

	Change in Unrealized Appreciation/ (Depreciation)	December 31, 2015			December 31, 2014
Portfolio Company		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$(13,310,392)	$—	$—	$—	$10,032,117	$23,342,509	$13,310,392
Palantir Technologies, Inc.	10,877,933	17,198,903	56,353,248	39,154,345	17,198,903	45,475,315	28,276,412
Dataminr, Inc.	7,443,644	3,164,265	11,388,389	8,224,124	3,164,265	3,944,745	780,480
Lyft, Inc.	6,466,730	7,507,216	13,969,366	6,462,150	5,003,634	4,999,054	(4,580)
Totus Solutions, Inc.	5,894,116	—	—	—	6,101,443	207,327	(5,894,116)
General Assembly Space, Inc.	5,395,948	5,999,961	11,521,372	5,521,411	5,999,961	6,125,424	125,463
Dailybreak, Inc.	2,857,204	—	—	—	2,857,204	—	(2,857,204)
The rSmart Group, Inc.	1,074,654	—	—	—	1,267,240	192,586	(1,074,654)
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	(1,050,872)	1,835,610	1,266,621	(568,989)	1,811,314	2,293,197	481,883
Gilt Groupe Holdings, Inc.	(2,628,721)	6,594,433	539,387	(6,055,046)	6,594,433	3,168,108	(3,426,325)
Dropbox, Inc.	(2,836,295)	13,656,926	22,232,188	8,575,262	13,656,926	25,068,483	11,411,557
Orchestra One, Inc. (f/k/a Learnist Inc.)	(5,374,947)	4,959,616	4,364	(4,955,252)	4,959,615	5,379,310	419,695
Twitter, Inc.	(25,607,941)	14,271,866	18,525,884	4,254,018	27,551,563	57,413,522	29,861,959
Other(1)	(2,623,306)	251,836,207	247,684,641	(4,151,566)	302,201,095	300,672,835	(1,528,260)
Totals	$(13,422,245)	$327,025,003	$383,485,460	$56,460,457	$408,399,713	$478,282,415	$69,882,702

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the year ended December 31, 2015.

	Change in Unrealized Appreciation/ (Depreciation)	December 31, 2014			December 31, 2013
Portfolio Company		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$12,031,001	$10,032,117	$23,342,509	$13,310,392	$10,031,318	$11,310,709	$1,279,391
Avenues Global Holdings, LLC	1,287,770	10,151,854	11,303,410	1,151,556	10,150,484	10,014,270	(136,214)
Control4 Corporation	(6,289,367)	—	—	—	7,010,762	13,300,129	6,289,367
Cricket Media (f/k/a ePals Inc.)	(1,373,074)	2,448,959	331,126	(2,117,833)	2,444,759	1,700,000	(744,759)
Dailybreak, Inc.	(1,637,647)	2,857,204	—	(2,857,204)	2,430,950	1,211,393	(1,219,557)
Dropbox, Inc.	9,212,846	13,656,926	25,068,483	11,411,557	13,656,486	15,855,197	2,198,711
Facebook, Inc.	(4,327,603)	—	—	—	5,236,147	9,563,750	4,327,603
Fullbridge, Inc.	(1,599,234)	6,396,180	4,753,412	(1,642,768)	3,784,016	3,740,482	(43,534)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(1,432,690)	5,038,507	3,760,744	(1,277,763)	1,627,278	1,782,205	154,927
Ozy Media, Inc.	1,872,891	8,500,199	10,738,090	2,237,891	3,500,000	3,865,000	365,000
Palantir Technologies, Inc.	15,498,029	17,198,903	45,475,315	28,276,412	21,060,447	33,838,830	12,778,383
Silver Spring Networks, Inc.	3,002,683	—	—	—	5,145,271	2,142,588	(3,002,683)
Spotify Technology S.A.	1,233,464	3,598,472	5,676,873	2,078,401	3,598,472	4,443,409	844,937
SugarCRM, Inc.	1,881,141	8,299,914	11,260,934	2,961,020	8,299,794	9,379,673	1,079,879
Totus Solutions, Inc.	(3,620,982)	6,101,443	207,327	(5,894,116)	6,023,973	3,750,839	(2,273,134)
Twitter, Inc.	(39,969,390)	27,551,563	57,413,522	29,861,959	32,991,111	102,822,460	69,831,349
Violin Memory, Inc.	10,615,550	—	—	—	14,819,618	4,204,068	(10,615,550)
Other(1)	(2,197,185)	286,567,472	278,950,670	(7,616,802)	138,743,468	133,323,851	(5,419,617)
Totals	$(5,811,797)	$408,399,713	$478,282,415	$69,882,702	$290,554,354	$366,248,853	$75,694,499

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the year ended December 31, 2014.

	Change in Unrealized Appreciation/ (Depreciation)	December 31, 2013			December 31, 2012
Portfolio Company		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$1,310,329	$10,031,318	$11,310,709	$1,279,391	$10,030,724	$9,999,786	$(30,938)
4C Insights (f/k/a The Echo Systems Corp.)	(1,478,693)	1,512,392	229,234	(1,283,158)	1,512,392	1,707,927	195,535
Chegg, Inc.	(5,643,621)	14,022,863	8,551,589	(5,471,274)	14,021,197	14,193,544	172,347
Control4 Corporation	6,176,725	7,010,762	13,300,129	6,289,367	7,011,025	7,123,667	112,642
Dailybreak, Inc.	(1,212,840)	2,430,950	1,211,393	(1,219,557)	2,000,000	1,993,283	(6,717)
Dropbox, Inc.	1,417,851	13,656,486	15,855,197	2,198,711	13,656,486	14,437,346	780,860
Facebook Inc	5,482,897	5,236,147	9,563,750	4,327,603	10,472,294	9,317,000	(1,155,294)
Groupon Inc.	1,739,974	—	—	—	2,128,774	388,800	(1,739,974)
Palantir Technologies, Inc	12,766,416	21,060,447	33,838,830	12,778,383	21,060,447	21,072,414	11,967
Stormwind, LLC	1,659,330	2,019,687	4,205,142	2,185,455	2,019,687	2,545,812	526,125
SugarCRM, Inc.	1,092,092	8,299,794	9,379,673	1,079,879	3,813,378	3,801,165	(12,213)
Top Hat 430, Inc.	4,167,943	—	—	—	4,167,943	—	(4,167,943)
Totus Solutions, Inc.	(2,249,386)	6,023,973	3,750,839	(2,273,134)	5,023,748	5,000,000	(23,748)
Twitter, Inc.	66,711,060	32,991,111	102,822,460	69,831,349	32,991,111	36,111,400	3,120,289
Violin Memory, Inc.	(10,596,703)	14,819,618	4,204,068	(10,615,550)	14,818,843	14,799,996	(18,847)
Zynga, Inc.	1,744,796	—	—	—	3,003,462	1,258,666	(1,744,796)
Other(1)	4,356,979	151,438,806	148,025,840	(3,412,966)	105,416,224	97,646,279	(7,769,945)
Totals	$87,445,149	$290,554,354	$366,248,853	$75,694,499	$253,147,735	$241,397,085	$(11,750,650)

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the year ended December 31, 2013.

(Provision)/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments

For the year ended December 31, 2015, we recognized a benefit for taxes of $16,058,080 on unrealized depreciation of investments. As a result of our election to be treated as a RIC, we have reversed the previously accrued provisions for taxes on unrealized appreciation of investments from prior periods. This reversal resulted in a larger benefit for taxes on unrealized depreciation of investments than would have been accrued solely based on the unrealized depreciation of investments for the year ended December 31, 2015.

For the year ended December 31, 2014, we recognized a benefit for taxes of $2,371,829 on unrealized depreciation of investments.

The difference between the two periods is due to the fact that our investments had net unrealized depreciation of approximately $13.4 million for the year ended December 31, 2015 compared to approximately $5.8 million for the year ended December 31, 2014, as shown in the tables above.

For the year ended December 31, 2014, we recognized a benefit for taxes of $2,371,829 on unrealized depreciation of investments.

For the year ended December 31, 2013, we recognized a provision for taxes of $30,906,063 on unrealized appreciation of investments.

The difference between the two periods is due to the fact that, during the year ended December 31, 2014, the change in unrealized depreciation of our investments was approximately $5.8 million, whereas in the year ended December 31, 2013 we had a net change of unrealized appreciation of approximately $87.4 million, as shown in the tables above.

Net Increase/Decrease in Net Assets Resulting from Operations

For the year ended December 31, 2015, the net increase in net assets resulting from operations was $8,466,157.

For the year ended December 31, 2014, the net decrease in net assets resulting from operations was $2,062,771.

For the year ended December 31, 2013, the net increase in net assets resulting from operations was $35,383,643.

The increase in net assets resulting from operations for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is the result of an increase in our net realized gains, our recognition of a benefit for taxes on net realized capital gains, as discussed above, and our recognition of a benefit for taxes on unrealized depreciation of investments, all of which was largely offset by the increased net investment loss, the increase in unrealized depreciation of our portfolio and an increase in our total operating expenses.

The decrease in net assets resulting from operations for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is primarily the result of the unrealized depreciation of the portfolio as a whole during the year ended December 31, 2014, which was partially offset by the increase in realized gains and decreased operating expenses.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of our equity and debt securities, advances from our Credit Facility, as well as the sales of our investments.

Our primary use of cash is to make investments and to pay our operating expenses. Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the Administration Agreement, for approximately two years. For the years ended December 31, 2015, 2014 and 2013 our operating expenses were $26,978,235, $21,775,939, and $22,083,875, respectively.

Cash reserves and Liquid securities	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Cash	$13,349,877	$3,472,880	$7,219,203
Amounts available for borrowing under the Credit Facility(1)	18,000,000	—	18,000,000
Securities of Publicly Traded
Portfolio Companies(2)
Unrestricted securities(3)	26,486,074	65,586,615	11,706,338
Subject to other Sales Restrictions(4)(5)(6)	67,296	23,673,635	1,666,667
Total	26,553,370	89,260,250	13,373,005
Total Cash reserves and Liquid securities	$57,903,247	$92,733,130	$38,592,208

(1)	Subject to leverage and borrowing base restrictions under the Credit facility. Refer to “Note 9 — Long Term Liabilities” to our consolidated financial statements for the year ended December 31, 2015 for details regarding the Credit Facility.
(2)	Our portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(3)	“Unrestricted Securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale.
(4)	As of December 31, 2015, this balance represents our shares of common stock of Cricket Media (f/k/a ePals Inc.). These shares are freely tradable, however at certain times during the year, these shares may be subject to black-out periods as a result of Michael Moe’s position as a director of Cricket Media. During these black-out periods, we may be unable to sell these securities under Canadian Securities law.

(5)	As of December 31, 2014, this balance represents our shares of common stock of 2U, Inc. (f/k/a 2tor, Inc.) and Cricket Media (f/k/a ePals Inc.). These shares are freely tradable, however at certain times during the year, these shares may be subject to black-out periods as a result of Michael Moe’s position as a director of both 2U, Inc. and Cricket Media. During these black-out periods, we may be unable to sell these securities under U.S. and Canadian Securities law.
(6)	As of December 31, 2013, this balance represents our shares of common stock of Cricket Media (f/k/a ePals Inc.). These shares are freely tradable, however at certain times during the year, these shares may be subject to black-out periods as a result of Michael Moe’s position as a director of Cricket Media (f/k/a ePals Inc.). During these black-out periods, we may be unable to sell these securities under Canadian Securities law.

During the year ended December 31, 2015, cash and cash equivalents increased to approximately $13.3 million at the end of the year, from approximately $3.5 million at the beginning of the year. Net cash provided by operating activities during the year ended December 31, 2015, consisting primarily of the items described in “— Results of Operations,” was approximately $54.2 million. This reflects purchases and sales of portfolio investments of approximately $31.0 million and $92.9 million, respectively, as well as purchases and maturities of treasury investments of approximately $255.0 million and $328.6 million, respectively. During the year ended December 31, 2015, net cash used in financing activities was $44.4 million, reflecting net repayments of borrowings under the Credit Facility.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the years ended December 31, 2015 or 2014.

As a result of our distribution, which was payable on December 31, 2015, we issued 2,860,903 shares of common stock. Refer to “— Distributions” below for details of the distribution paid.

As of December 31, 2015, we had no borrowings under the Credit Facility, and $18 million unused under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$26.5	$26.5	$—	$—	$—
Convertible Senior Notes	69.0	—	69.0	—	—
Credit Facility(2)(3)	—	—	—	—	—
Total	$95.5	$26.5	$69.0	$—	$—

(1)	Payable for securities purchased” relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on January 7, 2016 when the United States Treasury Bill matured and the $3.5 million margin deposit which was posted as collateral was returned.
(2)	The total unused amount of the Credit Facility as of December 31, 2015 was $18 million.
(3)	The weighted-average interest rates incurred under the Credit Facility were 8.11%, 8.00%, and 0.00% for the years ended December 31, 2015, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distributions

The timing and amount of our dividends, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on January 6, 2011. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Total			$2.76

(1)	The dividend was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total dividend to be paid to all stockholders. As a result of stockholder elections, the dividend consisted of approximately 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the dividend, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share dividend represented a return of capital.

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

Although we have elected to be taxed as a RIC under Subchapter M of the Code for the 2014 taxable year and subsequent years, we were taxed as a C Corporation under the Code for our 2013 taxable year. So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. Included in our consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether we are a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

We have also qualified to be treated as a RIC for the 2015 taxable year and continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2015 for more information.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes were convertible into shares of our common stock based on an initial conversion rate of 61.5091 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $16.26 per share of common stock. As a result of our dividend paid on December 31, 2015 to stockholders of record on November 16, 2015, the conversion rate was increased to 82.7567 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.08 per share of common stock.

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

We incurred approximately $3.5 million of legal and other costs associated with issuing the Convertible Senior Notes. These costs were deferred and are being amortized over the life of the Convertible Senior Notes. As of December 31, 2015, of the approximately $3.5 million incurred, approximately $2.1 million remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” and “Note 9 — Long Term Liabilities” to our consolidated financial statements for the year ended December 31, 2015 for more information.

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

Refer to “Note 9 — Long Term Liabilities” to our consolidated financial statements for the year ended December 31, 2015 for a detailed discussion of the Convertible Senior Notes and their interest make-whole payment provision.

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with an $18 million Credit Facility, which matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0% on amounts drawn. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the Credit Facility, we are permitted to borrow an amount equal to the lesser of $18 million or 20% of our then-current net asset value. The Credit Facility is secured by all of our property and assets, except for our assets pledged to secure certain obligations in connection with our issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by us of convertible senior notes on substantially similar terms. As of December 31, 2015, we had no borrowings under the Credit Facility.

Refer to “Note 9 — Long Term Liabilities” to our consolidated financial statements for the year ended December 31, 2015 for a detailed discussion of the Credit Facility.

Related-Party Transactions

We have entered into the Investment Advisory Agreement with GSV Asset Management. Pursuant to the Investment Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2.00% of gross assets, which is our total assets as reflected on our Statement of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of (i) 20% of our realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Incentive Fees

We have not paid GSV Asset Management any incentive fees since inception under the terms of the Investment Advisory Agreement. For GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), for periods in which we do not pay an incentive fee, we are required to accrue incentive fees as if we had fully liquidated our entire investment portfolio at the fair value stated on the Consolidated Statements of Assets and Liabilities as of December 31, 2015 and December 31, 2014. This accrual considers both the hypothetical liquidation of our portfolio described previously, as well as our actual cumulative realized gains and losses since inception.

For the years ended December 31, 2015, 2014, and 2013, we accrued incentive fees of $8,170,326, $3,614,347, and $10,523,552, respectively, for financial statement purposes. As of December 31, 2015, an incentive fee of $5.0 million has been earned for the year ended December 31, 2015 but has not yet been paid to GSV Asset Management. No incentive fee was payable for the years ended December 31, 2014 and 2013.

Management Fees

GSV Asset Management earned $8,044,801, $7,562,488, and $5,426,485 in management fees for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, we were owed $220,770 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, we owed GSV Asset Management $5,047,429 for earned incentive fees, and to a lesser extent, the reimbursement of other expenses.

As of December 31, 2014, we were owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by us that were the responsibility of GSV Asset Management. In addition, as of December 31, 2014, we owed GSV Asset Management $23,396 for reimbursement of other expenses.

We have entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $2,681,079, $3,199,904, and $3,089,771 in such costs incurred under the Administration Agreement for the years ended December 31, 2015, 2014, and 2013, respectively.

In February 2013, Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, joined NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of our portfolio companies, as a Vice President of Business Development, Global Expansion. On August 26, 2014, Diane Flynn, who is the spouse of our President, Mark Flynn, joined NestGSV, Inc. (d/b/a GSV Labs, Inc.), on a contract basis as chief marketing officer. In February 2015, she became the chief marketing officer on a full-time basis. Ron Johnson, the CEO of Enjoy Technology, Inc., one of our portfolio companies, is the brother-in-law of our President, Mark Flynn. As of December 31, 2015, the fair value of our investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) and Enjoy Technology, Inc. were $6,870,844 and $5,439,400, respectively. GSV Sustainability Partners utilizes office space paid for by GSV Asset Management without paying us or GSV Asset Management any consideration for rent. We do not consider this an arms-length transaction.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, as of December 31, 2015, GSV Asset Management also manages the GSV X Fund, the Coursera Funds and serves as sub-adviser to the GSV Ventures Funds, and will likely manage one or more private funds in the future.

While the investment focus of each of these entities, including the GSV Ventures Funds, the GSV X Fund and the Coursera Funds, may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser, GSV Asset Management, intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both us and the other funds that are currently, or in the future may be, managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that we have priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

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

Critical Accounting Policies

As disclosed in Note 1 of the consolidated financial statements, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments, revenue recognition, the determination of realized and unrealized gains/losses, and our election to be treated as a regulated investment company. See “Note 1 — Nature of Operations and Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2015, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

Recent Developments

Portfolio Activity

From December 31, 2015 through March 15, 2016, we closed on investment purchases of $6,000,004 plus transaction costs as shown in following table. “Total Gross Payments” include the cost of entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2015.

Portfolio Company	Industry	Transaction Date	Gross Payments
Curious.com Inc.	Online Education	1/14/16	$2,000,003
Preferred Shares
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Incubator	2/17/16	500,000
Debt Investment
Lytro, Inc.	Light Field Imaging Platform	3/1/16	2,500,001
Preferred Shares
Fullbridge, Inc.	Business Education	3/14/16	1,000,000
Convertible Promissory Note
Total Gross Payments			$6,000,004

From December 31, 2015 through March 15, 2016, we sold investments of $4,612,363 net of transaction costs as shown in following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Lyft, Inc.	1/27/16	65,557	$25.00	$1,638,925	$974,224
Bloom Energy Corporation	3/4/16	201,589	14.75	2,973,438	(882,163)
Totals				$4,612,363	$92,061

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

We are presently in the final stages of negotiations with respect to several private company investments that we anticipate entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or us. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From December 31, 2015 through March 15, 2016, we made no such escrow deposits.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our equity investments are primarily in growth companies that in many cases have short operating histories and are generally illiquid. In addition to the risks that these companies may fail to achieve their objectives, the price we may receive for these companies in private transactions may be significantly impacted by periods of disruption and instability in the capital markets such as the recent market volatility in China and geopolitical unrest in the Middle East. While these periods of disruption generally have little actual impact on the operating results of our equity investments, these events may significantly impact the prices that market participants will pay for our equity investments in private transactions. This may have a significant impact on the valuation of our equity investments.

Interest Rate Risk

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

As of December 31, 2015, all of our debt investments bore a fixed rate of interest. As of December 31, 2015, all of our borrowings bear a fixed rate of interest with the exception of the Credit Facility which is indexed to the prime rate. We do not expect a significant impact on net investment income, due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income should the prime rate rise.

Based on our December 31, 2015, balance sheet, the following table shows the annual impact on net income of changes in interest rates assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$1,815,000	$(1,815,000)
Up 200 Basis points	$—	$1,650,000	$(1,650,000)
Up 100 Basis points	$—	$1,485,000	$(1,485,000)
Down 100 Basis points	$—	$—	$—
Down 200 Basis points	$—	$—	$—
Down 300 Basis points	$—	$—	$—

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GSV Capital Corp.
Woodside, California

We have audited the accompanying consolidated statement of assets and liabilities of GSV Capital Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2015. Our audit also included the 2015 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2015, by correspondence with the portfolio companies and custodian; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GSV Capital Corp. and subsidiaries as of December 31, 2015, and the results of their operations, changes in their net assets, and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2015 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
GSV Capital Corp.

We have audited the accompanying consolidated statement of assets and liabilities of GSV Capital Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2014, and financial highlights for each of the three years in the period ended December 31, 2014 and the period from January 6, 2011 (date of inception) to December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2014, by correspondence with the portfolio companies and custodian, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV Capital Corp. and subsidiaries as of December 31, 2014, and the results of their operations, their changes in net assets, and their cash flows for each of the two years in the period ended December 31, 2014, and their financial highlights for each of the three years in the period ended December 31, 2014 and the period from January 6, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

San Francisco, California
March 16, 2015

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $21,830,392 and $17,933,651, respectively)(1)	$22,871,790	$18,819,335
Investments in affiliated securities (cost of $73,942,123 and $80,760,208, respectively)(1)	66,075,585	70,172,313
Investments in non-controlled/non-affiliated securities (cost of $197,577,328 and $202,417,830, respectively)	260,861,392	281,992,669
Investments in treasury bill (cost of $29,999,968 and $100,001,692, respectively)	30,000,000	100,000,056
Investments owned and pledged (amortized cost of $3,675,192 and $7,286,332, respectively)(2)	3,676,693	7,298,042
Total Investments (cost of $327,025,003 and $408,399,713, respectively)	383,485,460	478,282,415
Cash	13,349,877	3,472,880
Restricted cash	52,931	48,889
Due from:
GSV Asset Management(1)	220,770	204,825
Portfolio companies(1)	56,371	85,356
Interest and dividends receivable	97,183	26,671
Prepaid expenses and other assets	227,826	596,926
Deferred financing costs	2,300,225	2,928,134
Total Assets	399,790,643	485,646,096
LIABILITIES
Due to:
GSV Asset Management(1)	5,047,429	23,396
Accounts payable and accrued expenses	105,587	292,950
Accrued incentive fees(1)	17,314,565	14,137,899
Accrued management fees(1)	683,423	641,276
Accrued interest payable	1,056,563	1,139,458
Payable for securities purchased	26,499,357	90,001,692
Current taxes payable	—	134,733
Deferred tax liability	12,476,155	6,907,666
Line of credit payable	—	18,000,000
Convertible Senior Notes embedded derivative liability	—	1,000
Convertible Senior Notes payable 5.25% due September 15, 2018	68,596,619	68,462,353
Total Liabilities	131,779,698	199,742,423
Commitments and contingencies (Note 6)
Net Assets	$268,010,945	$285,903,673

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES – (continued)

	December 31, 2015	December 31, 2014
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 22,181,003 and 19,320,100 issued and outstanding, respectively)	$221,810	$193,201
Paid-in capital in excess of par	237,757,527	275,837,514
Accumulated net investment loss	(16,634,037)	(31,972,292)
Accumulated net realized gains on investments	2,681,342	496,782
Accumulated net unrealized appreciation of investments	43,984,303	41,348,468
Net Assets	$268,010,945	$285,903,673
Net Asset Value Per Share	$12.08	$14.80

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of December 31, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At December 31, 2015, the remaining government securities are shown on the consolidated statements of Assets and Liabilities as “Investments owned and pledged” with an amortized cost of $3,675,192.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
INVESTMENT INCOME
Interest income from controlled securities(1)	$—	$10,233	$—
Interest income from affiliated securities(1)	214,420	130,021	23,615
Interest income from non-controlled/non-affiliated securities	29,695	44,805	2,256
Dividend income from affiliated securities(1)	—	—	13,008
Dividend income from non-controlled/non-affiliated securities	46,781	887	10,072
Total Investment Income	290,896	185,946	48,951
OPERATING EXPENSES
Management fees(1)	8,044,801	7,562,488	5,426,485
Incentive fees(1)	8,170,326	3,614,347	10,523,552
Costs incurred under Administration Agreement(1)	2,681,079	3,199,904	3,089,771
Directors’ fees	373,676	260,000	260,250
Professional fees	1,357,988	1,764,722	876,769
Interest and Credit Facility expense	4,961,169	5,503,843	1,278,997
Income tax expense	880,778	—	—
Other expenses	509,418	668,635	529,051
(Gain)/Loss on fair value adjustment for embedded derivative	(1,000)	(798,000)	99,000
Total Operating Expenses	26,978,235	21,775,939	22,083,875
(Provision)/Benefit for taxes on net investment loss(2)	(21,969,370)	8,810,102	13,159,268
Net Investment Loss	(48,656,709)	(12,779,891)	(8,875,656)
Net Realized Gains/(Losses):
From affiliated securities	(10,170,567)	10,419	(7,839,791)
From non-controlled/non-affiliated securities	64,314,796	23,915,705	(13,866,230)
Net Realized Gains/(Losses) on investments	54,144,229	23,926,124	(21,706,021)
(Provision)/Benefit for taxes on net realized gain/loss on investments(2)	342,802	(9,769,036)	9,426,234
Net Change in Unrealized Appreciation/(Depreciation) of investments:
From controlled securities	(627,139)	(662,619)	—
From affiliated securities	1,386,378	(6,867,225)	1,600,822
From non-controlled/non-affiliated securities	(14,181,484)	1,718,047	85,844,327
Net Change in Unrealized Appreciation/(Depreciation) of investments	(13,422,245)	(5,811,797)	87,445,149
(Provision)/Benefit for taxes on unrealized appreciation/depreciation of investments(2)	16,058,080	2,371,829	(30,906,063)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$8,466,157	$(2,062,771)	$35,383,643
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$0.44	$(0.11)	$1.83
Diluted(3)	$0.44	$(0.11)	$1.78
Weighted-Average Common Shares Outstanding
Basic	19,327,938	19,320,100	19,320,100
Diluted(3)	19,327,938	19,320,100	20,541,014

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(2)	Due to the Company’s change in tax status to a regulated investment company (“RIC”) from a C Corporation, the associated accrued benefits and provisions from previous years were reversed, resulting in a provision for net investment loss, a benefit for net realized gains, and a benefit for unrealized depreciation of investments for the year ended December 31, 2015. Refer to “Note 8 — Income Taxes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further detail.
(3)	For the years ended December 31, 2015, and 2014, respectively, 5,710,212 and 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net Increase/(Decrease) in Net Assets Resulting from Operations
Net Investment Loss	$(48,656,709)	$(12,779,891)	$(8,875,656)
Net Realized Gains/(Losses) on Investments	54,144,229	23,926,124	(21,706,021)
(Provision)/Benefit for Taxes on Realized Gains/Losses on Investments	342,802	(9,769,036)	9,426,234
Net Change in Unrealized Appreciation/(Depreciation) of investments	(13,422,245)	(5,811,797)	87,445,149
(Provision)/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments	16,058,080	2,371,829	(30,906,063)
Net Increase (Decrease) in Net Assets Resulting from Operations	8,466,157	(2,062,771)	35,383,643
Distributions from realized gains	(53,323,476)	—	—
Capital Share Transactions
Issuance of common stock	26,964,591	—	—
Net Increase in Net Assets Resulting from Capital Share Transactions	26,964,591	—	—
Total Increase/(Decrease) in Net Assets	(17,892,728)	(2,062,771)	35,383,643
Net Assets at Beginning of Year	285,903,673	287,966,444	252,582,801
Net Assets at End of Year	$268,010,945	$285,903,673	$287,966,444
Capital Share Activity
Shares Issued	2,860,903	—	—
Shares Outstanding at Beginning of Year	19,320,100	19,320,100	19,320,100
Shares Outstanding at End of Year	22,181,003	19,320,100	19,320,100

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$8,466,157	$(2,062,771)	$35,383,643
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(54,144,229)	(23,926,124)	21,706,021
Net change in unrealized depreciation/(appreciation) of investments	13,422,245	5,811,797	(87,445,149)
(Gain)/Loss on fair value adjustment for embedded derivative	(1,000)	(798,000)	99,000
Deferred tax liability	5,568,489	(1,412,895)	8,320,561
Current taxes payable	(134,733)	134,733	—
Amortization of discount on Convertible Senior Notes	134,266	718,135	207,808
Amortization of deferred financing costs	627,909	225,910	—
Amortization of fixed income security premiums and discounts	(78,212)	(63,053)	—
Change in restricted cash	(4,042)	(26,625)	(22,264)
Non-cash dividend income	(46,781)	—	—
Purchases of investments in:
Portfolio investments	(30,927,038)	(71,094,138)	(71,953,895)
United States treasury bills	(255,015,475)	(360,004,426)	—
United States treasuries strips	—	—	(10,845,236)
Money market funds	—	—	(53,000,000)
Proceeds from sales or maturity of investments in:
Portfolio investments	92,947,445	73,557,189	7,686,491
United States treasury bills	325,000,000	260,002,734	—
United States treasuries strips	3,639,000	3,603,708	—
Money market funds	—	—	69,000,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	(15,945)	(201,786)	2,684
Due from portfolio companies(1)	28,985	67,822	163,199
Prepaid expenses and other assets	369,100	6,047	(511,875)
Interest and dividends receivable	(70,512)	5,007	(29,758)
Due to GSV Asset Management(1)	5,024,033	(8,032)	512,784
Payable for securities purchased	(63,502,335)	90,001,692	—
Accounts payable and accrued expenses	(187,363)	(89,215)	(114,568)
Accrued incentive fees(1)	3,176,666	3,614,347	10,523,552
Accrued management fees(1)	42,147	108,726	—
Accrued interest payable	(82,895)	82,895	1,056,563
Net Cash Provided by (Used in) Operating Activities	54,235,882	(21,746,323)	(69,260,439)

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash Flows from Financing Activities
Borrowings under Credit Facility	$6,000,000	$36,000,000	$—
Repayments under Credit Facility	(24,000,000)	(18,000,000)	—
Dividends paid	(26,358,885)	—	—
Deferred Credit Facility fees	—	—	(288,249)
Deferred debt issuance costs	—	—	(3,585,929)
Gross Proceeds from Convertible Senior Notes	—	—	69,035,295
Net Cash Provided by (Used in) Financing Activities	(44,358,885)	18,000,000	65,161,117
Total Increase/(Decrease) in Cash Balance	9,876,997	(3,746,323)	(4,099,322)
Cash Balance at Beginning of Year	3,472,880	7,219,203	11,318,525
Cash Balance at End of Year	$13,349,877	$3,472,880	$7,219,203
Supplemental Information:
Interest Paid	$5,044,064	$5,420,948	$222,434
Taxes Paid	$—	$—	$—
Non-Cash Operating Items
Transactions in Portfolio Company Investments
Structured notes converted to convertible notes	$609,683	$—	$—
Structured notes converted to preferred shares	—	3,568,635	—
Warrants exercised for preferred shares	—	503,851	—
Preferred shares converted to preferred shares	—	1,273,125	519,989
Preferred shares converted to junior preferred shares	—	—	10,032,453
Preferred shares converted to common shares	4,959,614	2,006,077	22,069,188
Preferred shares converted to common warrants	—	500,000	67,021
Common shares converted to preferred shares	—	—	12,655,877
Convertible notes converted to preferred shares	295,801	—	—
Non-Cash Financing Items
Fair value of make-whole derivative issued in connection with the convertible debt	—	1,000	700,000
Non-cash dividends paid	26,964,591	—	—

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$3,018,787	1.13%
Common shares, Class A		5,773,690	16,189,935	53,334,461	19.90%
Total			17,198,903	56,353,248	21.03%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Online Storage	552,486	5,015,773	9,359,241	3.49%
Common shares		760,000	8,641,153	12,872,947	4.80%
Total			13,656,926	22,232,188	8.29%
Twitter, Inc.**	San Francisco, CA
Common shares	Social Communication	800,600	14,271,866	18,525,884	6.91%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	9,541	13,599,572	16,219,700	6.05%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,435,486	5.39%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	2,420,120	0.90%
Preferred shares, Series C		5,300,158	11,598,648	11,607,346	4.33%
Total			14,018,399	14,027,466	5.23%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	5,480,348	14,000,398	13,974,887	5.21%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	Peer to Peer Ridesharing	128,563	2,503,585	2,976,876	1.11%
Preferred shares, Series D		493,490	5,003,631	10,992,490	4.10%
Total			7,507,216	13,969,366	5.21%
Declara, Inc.(1)(12)
Convertible Promissory Note 6% Due 12/30/16***	Palo Alto, CA	$2,000,000	2,000,000	2,000,000	0.75%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	9,999,999	3.73%
Total			11,999,999	11,999,999	4.48%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,765,799	2.15%
Common shares		133,213	2,999,983	5,755,573	2.15%
Total			5,999,961	11,521,372	4.30%
Dataminr, Inc.	New York, NY
Preferred shares, Series C		301,369	1,100,909	2,845,044	1.06%
Preferred shares, Series B	Social Media Analytics	904,977	2,063,356	8,543,345	3.19%
Total			3,164,265	11,388,389	4.25%
Avenues Global Holdings, LLC(3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,857	11,015,633	4.11%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	10,722,799	4.00%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	$4,999,999	$4,690,178	1.75%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	3,907,004	1.46%
Preferred shares, Series Seed		500,000	500,000	1,531,812	0.57%
Total			8,500,199	10,128,994	3.78%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	9,996,311	3.73%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,152,983	0.80%
Common shares	Manager	1,524,799	5,476,502	7,830,323	2.92%
Total			6,977,024	9,983,306	3.72%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,599,718	1.72%
Preferred shares, Series B		3,279,629	2,019,687	4,633,228	1.73%
Preferred shares, Series A		366,666	110,000	518,000	0.19%
Total			6,130,474	9,750,946	3.64%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	7,960,190	2.97%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series C-1	Light Field Imaging Platform	2,533,784	7,500,001	7,500,001	2.80%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Preferred shares, Series D	Incubator	3,720,424	4,904,498	4,960,565	1.85%
Preferred shares, Series C		1,561,625	2,005,730	1,733,404	0.65%
Preferred shares, Series B		450,000	605,500	—	0.00%
Preferred shares, Series A		1,000,000	1,021,778	—	0.00%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	31,875	0.01%
Total			8,538,506	6,870,844	2.56%
GSV Sustainability Partners(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	6,250,000	2.33%
Common shares		100,000	10,000	0.00	0.00%
Total			7,161,412	6,250,000	2.33%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 03/02/16***		$1,030,507	1,020,859	1,020,859	0.39%
Preferred shares, Series D	Business Education	1,655,167	2,956,022	3,111,714	1.16%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.61%
Common Warrants – Strike Price $0.91, Expiration Date 3/02/2020		283,106	35,767	2,831	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	1,862	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	1,923	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 4/03/2019		412,088	52,063	4,121	0.00%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Common Warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	$10,413	$824	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	824	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	7,143	0.00%
Total			7,417,039	5,777,102	2.16%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Shopping	1,681,520	4,000,280	4,000,000	1.49%
Preferred shares, Series A		879,198	1,002,440	1,439,400	0.54%
Total			5,002,720	5,439,400	2.03%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,000,001	1.87%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	4,954,086	1.85%
Whittle Schools, LLC(1)(4)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.12%
Common shares		229	1,577,097	1,500,000	0.56%
Total			4,577,097	4,500,000	1.68%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.49%
CUX, Inc. (d/b/a CorpU)(1)	San Francisco, CA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(10)	Corporate Education	$1,080,000	1,080,000	1,080,000	0.40%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.29%
Convertible preferred shares, Series C		615,763	2,006,077	1,959,127	0.73%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	10,142	—%
Total			3,864,684	3,825,130	1.42%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,014,861	1.12%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Dog Boarding	514,562	2,506,119	2,500,771	0.93%
SharesPost, Inc.(6)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.84%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	177,315	0.07%
Total			2,282,844	2,427,314	0.91%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.75%
Preferred shares, Series B		49,505	217,206	249,691	0.09%
Total			2,217,653	2,249,689	0.84%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,448,538	0.54%
Preferred shares, Series A		3,579,610	758,017	724,269	0.27%
Total			2,260,379	2,172,807	0.81%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,026,414	0.76%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, 11/18/2016***	Sports Analytics	$25,000	26,104	25,000	0.01%
Preferred shares, Series A		1,864,495	1,777,576	1,156,175	0.43%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	429	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	14,065	0.01%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	3,088	0.00%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	12,864	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	55,000	0.02%
Total			1,835,610	1,266,621	0.47%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	375,909	500,960	500,000	0.18%
Preferred shares, Series A		494,365	500,801	524,867	0.20%
Total			1,001,761	1,024,867	0.38%
Strategic Data Command, LLC(1)(7)(13)	Sunnyvale, CA
Common shares	Software Development	2,400,000	989,277	1,001,650	0.37%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	18,009	1,001,815	918,720	0.34%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	1,436,404	850,210	0.32%
Tynker (f/k/a Neuron Fuel, Inc.)	San Jose, CA
Preferred shares, Series A	Computer Software	534,162	309,310	674,108	0.25%
Gilt Groupe Holdings, Inc.(15)	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	539,387	0.20%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1		4,465,925	876,023	133,978	0.05%
Preferred shares, Series A	Social Media	1,066,626	1,027,391	191,993	0.07%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	0.00%
Total			1,903,414	325,971	0.12%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, 8/02/2016(11)	Equity Crowdfunding	$50,000	50,840	50,000	0.02%
Preferred shares, Series A		165,715	261,598	125,115	0.05%
Total			312,438	175,115	0.07%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	$793,152	$130,910	0.05%
Upwork Global Inc. (f/k/a Odesk Corporation)	Redwood City, CA
Common Shares	Online Workplace Platform	25,159	183,269	114,964	0.04%
Cricket Media (f/k/a ePals Inc.)**(8)	Herndon, VA
Common shares	Online Education	1,333,333	2,448,959	67,296	0.03%
Orchestra One, Inc. (f/k/a Learnist Inc.)(1)(14)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,616	4,364	0.00%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,375	—	0.00%
Total Portfolio Investments			293,349,843	349,808,767	130.52%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/7/2016		$30,000,000	29,999,968	30,000,000	11.19%
U.S. Treasury Strips(9)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,842,412	1,843,170	0.69%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,832,780	1,833,523	0.68%
Total			3,675,192	3,676,693	1.37%
Total Investments			$327,025,003	$383,485,460	143.08%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. All investments are pledged as collateral, unless otherwise noted, to the Credit Facility. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment which is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, serves on the board of directors for Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(9)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of December 31, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At December 31, 2015, the remaining government securities are shown on the consolidated Schedule of Investments with an amortized cost of $3,675,192. These securities do not represent collateral under the Credit Facility as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest will compound annually beginning on February 26, 2015.
(12)	On December 30, 2015 Declara, Inc. effected a 2:1 forward stock split on all of its common and preferred shares.
(13)	On December 22, 2015 Strategic Data Command, LLC effected a 3:1 stock split on its common shares.
(14)	On October 28, 2015, Orchestra One, Inc. (f/k/a Learnist Inc.) completed a change in business, recapitalization and Series A-1 Preferred stock financing. The Company elected to convert its existing preferred shares into common shares effective November 9, 2015.
(15)	On January 6, 2016, Gilt Groupe Holdings, Inc., entered into an agreement and plan of merger with Lord and Taylor Acquisition, Inc. to acquire the outstanding Gilt Groupe Holdings, Inc., common stock for approximately $2.1697 per share less applicable costs of the transaction. These are estimates and are subject to change in connection with the final aggregate merger consideration.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Twitter, Inc.**	San Francisco, CA
Common shares	Social Communication	1,600,600	$27,551,563	$57,413,522	20.08%
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	1,008,968	2,490,193	0.87%
Common shares, Class A		5,773,690	16,189,935	42,985,122	15.03%
Total			17,198,903	45,475,315	15.90%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Online Storage	552,486	5,015,773	10,552,483	3.69%
Common shares		760,000	8,641,153	14,516,000	5.08%
Total			13,656,926	25,068,483	8.77%
2U, Inc. (f/k/a 2tor, Inc.)(9) **	Landover, MD
Common shares	Online Education	1,319,233	10,032,117	23,342,509	8.16%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	5.08%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	2,420,120	0.85%
Preferred shares, Series C		5,300,158	11,598,648	11,607,346	4.06%
Total			14,018,399	14,027,466	4.91%
Avenues Global Holdings, LLC(3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	11,303,410	3.95%
SugarCRM, Inc.	Cupertino, CA
Common shares	Customer Relationship	1,899,799	6,799,392	9,214,025	3.22%
Preferred shares, Series E	Manager	373,134	1,500,522	2,046,909	0.72%
Total			8,299,914	11,260,934	3.94%
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	4,999,999	4,999,999	1.75%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	4,165,091	1.46%
Preferred shares, Series Seed		500,000	500,000	1,573,000	0.55%
Total			8,500,199	10,738,090	3.76%
Declara, Inc.(1)	Palo Alto, CA
Preferred shares, Series A	Social Cognitive Learning	5,358,195	9,999,999	10,019,825	3.50%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	9,999,590	3.50%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	9,996,311	3.50%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	3,914,535	10,000,401	9,982,064	3.49%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	$4,000,787	$4,338,830	1.52%
Preferred shares, Series B		3,279,629	2,019,687	4,347,608	1.52%
Preferred shares, Series A		366,666	110,000	391,592	0.14%
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		568,753	—	—	—%
Total			6,130,474	9,078,030	3.18%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	8,173,093	2.86%
Lytro, Inc.	Mountain View, CA
Preferred Stock	Light Field Imaging Platform	2,533,784	7,500,001	7,500,001	2.62%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	3,125,467	1.09%
Common shares		133,213	2,999,983	2,999,957	1.05%
Total			5,999,961	6,125,424	2.14%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	3,658	3,598,472	5,676,873	1.99%
Orchestra One, Inc. (f/k/a Learnist Inc.)(1)	San Francisco, CA
Preferred shares, Series F	Consumer Health Technology	1,242,928	1,450,000	1,450,000	0.51%
Preferred shares, Series E		1,731,501	1,503,670	1,610,296	0.56%
Preferred shares, Series D		2,728,252	2,005,945	2,319,014	0.81%
Total			4,959,615	5,379,310	1.88%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	5,000,601	1.75%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,000,001	1.75%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series D	Peer to Peer Ridesharing	493,490	5,003,634	4,999,054	1.75%
GSV Sustainability Partners(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	9,700,000	4,851,256	4,850,000	1.70%
Common shares		100,000	10,000	10,000	0.00%
Total			4,861,256	4,860,000	1.70%
Fullbridge, Inc.(1)	Cambridge, MA
Preferred shares, Series D	Business Education	1,655,167	2,956,022	3,111,714	1.09%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.57%
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020		186,170	67,021	1,862	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019		192,308	23,244	1,923	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019		412,088	50,970	4,121	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019		714,286	85,779	7,143	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018		82,418	9,799	824	0.00%
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018		82,418	9,901	824	0.00%
Total			6,396,180	4,753,412	1.66%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Whittle Schools, LLC(1)(4)	New York, NY
Preferred shares, Series B	Globally-focused	3,000,000	$3,000,000	$3,000,000	1.05%
Common shares	Private School	229	1,577,097	1,500,000	0.52%
Total			4,577,097	4,500,000	1.57%
CUX, Inc. (d/b/a CorpU)(1)	San Francisco, CA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018(12)***	Corporate Education	$1,000,000	1,000,000	1,007,671	0.35%
Convertible preferred shares, Series D		169,033	778,607	716,066	0.25%
Convertible preferred shares, Series C		615,763	2,006,077	2,292,582	0.80%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	12,508	0.00%
Total			3,784,684	4,028,827	1.40%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,640	1.40%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	4,335,769	3,995,221	1.40%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,075,425	0.38%
Preferred shares, Series B		904,977	2,063,356	2,869,320	1.00%
Total			3,164,265	3,944,745	1.38%
NestGSV, Inc. (d/b/a GSV Labs, Inc.),(2)	Redwood City, CA
Preferred shares, Series D	Incubator	1,095,418	1,404,499	1,460,557	0.51%
Preferred shares, Series C		1,561,625	2,005,730	1,503,832	0.53%
Preferred shares, Series B		450,000	605,500	265,980	0.09%
Preferred shares, Series A		1,000,000	1,021,778	440,000	0.15%
Common shares		200,000	1,000	1,000	0.00%
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	65,000	0.02%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	24,375	0.01%
Total			5,038,507	3,760,744	1.31%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,357,969	1.17%
Gilt Groupe Holdings, Inc.	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	3,168,108	1.11%
SharesPost, Inc.(1)(6)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.79%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	485,688	0.17%
Total			2,282,844	2,735,687	0.96%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Dog Boarding	514,562	2,506,119	2,505,917	0.88%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,606,388	0.56%
Preferred shares, Series A		3,579,610	758,017	803,194	0.28%
Total			2,260,379	2,409,582	0.84%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Term Loan, 12%, 09/30/15***		$272,500	283,901	288,114	0.10%
Preferred shares, Series A	Sports Analytics	1,462,269	1,496,059	1,705,006	0.60%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	58,019	0.02%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	64,322	0.02%
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021		38,594	—	12,736	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	165,000	0.06%
Total			1,811,314	2,293,197	0.80%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.70%
Preferred shares, Series B		49,505	217,206	249,691	0.09%
Total			2,217,653	2,249,689	0.79%
Clever, Inc.	San Francisco, CA
Series B Preferred Stock	Education Software	1,799,047	2,000,001	2,000,001	0.70%
AlwaysOn, Inc.(2)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	491,252	0.17%
Preferred shares, Series A		1,066,626	1,027,391	629,309	0.22%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	0.00%
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014		1,313,508	—	—	0.00%
Total			1,903,414	1,120,561	0.39%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	1,013,217	0.35%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series A	Online Shopping	879,198	1,002,440	1,002,440	0.35%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Software Development	800,000	1,001,650	1,000,000	0.35%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A	Education Media Platform	494,365	500,801	505,328	0.18%
Cricket Media (f/k/a ePals Inc.)**(1)(8)	Herndon, VA
Common shares	Online Education	1,333,333	2,448,959	331,126	0.12%
Neuron Fuel, Inc.	San Jose, CA
Preferred shares, Series AAI	Computer Software	250,000	262,530	246,160	0.09%
New Zoom, Inc.	San Francisco, CA
Preferred shares, Series A	Retail Machines	1,250,000	260,476	230,469	0.08%

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	$1,436,404	$219,292	0.08%
Totus Solutions, Inc.(1)(10)	Carrollton, TX
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	LED Lighting	$76,110	76,430	78,425	0.03%
Preferred shares, Series B		1,111,111	1,000,000	128,902	0.05%
Preferred shares, Series A		869,265	2,184,422	—	0.00%
Common Shares		1,130,735	2,840,591	—	0.00%
Total			6,101,443	207,327	0.08%
The rSmart Group, Inc.(1)	Scottsdale, AZ
Preferred shares, Series B	Higher Education Learning Platform	1,201,923	1,267,240	192,586	0.07%
Odesk Corporation	Redwood City, CA
Common Shares	Online Workplace Platform	30,000	183,269	156,196	0.05%
Earlyshares.com	Miami, FL
Preferred shares, Series A	Equity Crowdfunding	165,715	260,878	125,115	0.04%
Dailybreak, Inc.(1)	Boston, MA
Preferred shares, Series A-2		347,666	426,254	—	0.00%
Preferred shares, Series A-1	Social Advertising	1,878,129	2,430,950	—	0.00%
Total			2,857,204	—	0.00%
Total Portfolio Investments			301,111,689	370,984,317	129.76%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/2/2015		$100,000,000	100,001,692	100,000,056	34.98%
U.S. Treasury Strips(11)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,828,695	1,834,674	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,822,943	1,826,664	0.64%
United States Treasury Strip Coupon, 0.00% due 08/15/2015		$1,823,000	1,819,165	1,820,904	0.64%
United States Treasury Strip Coupon, 0.00% due 02/15/2015		$1,816,000	1,815,529	1,815,800	0.63%
Total			7,286,332	7,298,042	2.55%
Total Investments			$408,399,713	$478,282,415	167.29%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. All investments are pledged as collateral, unless otherwise noted, to the Credit Facility.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014

(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment which is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly-owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(9)	On March 28, 2014, 2U, Inc. (f/k/a 2tor, Inc.) priced its initial public offering, selling 9,175,000 shares at a price of $13 per share. GSV Capital Corp.’s shares in 2U, Inc. (f/k/a 2tor, Inc.) are subject to a lock-up agreement which expired on September 24, 2014. At December 31, 2014, GSV Capital Corp. valued 2U, Inc. (f/k/a 2tor, Inc.), based on its December 31, 2014 closing price less 10.0%. Michael Moe is a Board member of 2U, Inc. (f/k/a 2tor, Inc.), which subjects GSV Capital Corp. to insider trading restrictions under U.S. securities law. As such, the Company has applied a 10.0% discount to reflect the aforementioned trading restrictions.
(10)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(11)	Refer to “Note 9 – Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with the Trustee. These funds were used to purchase U.S. Treasury Strips with an original cost of $10,845,236. At December 31, 2014, the remaining government securities are shown on the consolidated Schedule of Investments and have an amortized cost of $7,286,332. These securities do not represent collateral under the Credit Facility as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(12)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc., or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

See notes to the consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (the “Company” or “GSV Capital”) was formed in September 2010 as a Maryland corporation structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management”), and GSV Capital Service Company, LLC (“GSV Capital Service Company”) provides the administrative services necessary for the Company to operate.

The Company’s date of inception is January 6, 2011, which is the date it commenced its development stage activities. The Company’s shares are currently listed on the Nasdaq Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter of 2011.

The table below displays all the Company’s subsidiaries as of December 31, 2015. The “GSVC Holdings,” were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GSV Capital Lending, LLC (“GCL”), was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “— Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of incorporation	Formation Date	Percentage Owned
GSV Capital Lending, LLC (“GCL”)	Delaware	April 13, 2012	100%
Subsidiaries below are referred to Collectively, the “GSVC Holdings”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC NG Holdings, Inc. (“GNG”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC WS Holdings, Inc. (“GWS”)	Delaware	November 28, 2012	100%
SPNPM Holdings LLC (“SPNPM”)	Delaware	July 12, 2013	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%

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

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company is an investment company following the specialized accounting and reporting guidance in ASC Topic 946, Financial Services — Investment Companies.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to the Company and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s consolidated financial statements include its accounts and the accounts of the GSVC Holdings and GCL, its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The Company has reclassified certain prior period accounts on the Consolidated Statements of Assets and Liabilities and consolidated statements of Operations to simplify the presentation. Refer to the table below for the reclassifications to the December 31, 2014 Consolidated Statements of Assets and Liabilities.

As of December 31, 2014	Reclassified Amounts	Prior Period Amounts
Prepaid expenses and other assets	$596,926	$—
Prepaid expenses	—	179,556
Other assets	—	417,370

There was no net effect on the total assets, liabilities, or net assets as of December 31, 2014 as a result of these reclassifications.

Refer to the table below for the reclassifications to the consolidated statements of Operations.

For the year ended December 31, 2014	Reclassified Amounts	Prior Period Amounts
Other expenses	$668,635	$216,640
Insurance expense		243,285
Investor relations expense		208,710

For the year ended December 31, 2013	Reclassified Amounts	Prior Period Amounts
Other expenses	$529,051	$89,517
Insurance expense		240,725
Investor relations expense		198,809

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
December 31, 2015

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 3 — Investments at Fair Value” may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

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
December 31, 2015

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

For the quarter ended March 31, 2014	100%
For the quarter ended June 30, 2014	100%
For the quarter ended September 30, 2014	100%
For the quarter ended December 31, 2014	100%
For the quarter ended March 31, 2015	100%
For the quarter ended June 30, 2015	100%
For the quarter ended September 30, 2015	100%
For the quarter ended December 31, 2015	100%

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company’s capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company generally uses an option pricing model to allocate value to each equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. When equity-linked securities expire worthless, any cost associated with these positions is recognized as a realized loss on investments in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In the event these securities are exercised into common or preferred stock, the cost associated with these securities is reassigned to the cost basis of the new common or preferred stock. These conversions are noted as non-cash operating items on the Consolidated Statements of Cash Flows.

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture-capital-backed portfolio companies, these investments are Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company values its debt investments at estimated fair value as determined by the Company’s board of directors.

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
December 31, 2015

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

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the consolidated Schedules of Investments as of December 31, 2015 and December 31, 2014, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

Cash

The Company places its cash with U.S. Bank, N.A., and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Deferred Financing Costs

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Company recorded origination expenses related to the Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the respective expected life of the Credit Facility. In the event that the Company modifies or extinguishes the Credit Facility, it follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of the Credit Facility, any unamortized deferred costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised against the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of December 31, 2015 and 2014, the Company had deferred financing costs of $2,300,225 and $2,928,134, respectively, on the Consolidated Statements of Assets and Liabilities.

	December 31, 2015	December 31, 2014
Unamortized deferred costs	$2,158,570	$2,928,134
Deferred offering costs	141,655	—
Deferred Financing Costs	$2,300,225	$2,928,134

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Restricted Cash

As of December 31, 2015 and December 31, 2014, the Company had Restricted Cash of $52,931 and $48,889, respectively, which is included on the consolidated statements of Assets and Liabilities. As of both December 31, 2015 and December 31, 2014, Restricted Cash consisted of a deposit for the Company’s fidelity bond as well as excess funds remaining in escrow after the purchase of the government securities that will be used to make the scheduled interest payments on the $69 million aggregate principal amount of the Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year and mature on September 15, 2018 (the “Convertible Senior Notes”). See the table below and “Note 9 — Long Term Liabilities” for further detail.

	December 31, 2015	December 31, 2014
Deposit for the Company’s Fidelity Bond	$25,000	$25,000
Excess funds	27,931	23,889
Restricted Cash	$52,931	$48,889

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Statement of Assets and Liabilities as Escrow deposits. At December 31, 2015 and December 31, 2014, the Company had no Escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company has elected to be treated as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the 2014 taxable year, qualified to be treated as a RIC for the 2015 taxable year and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which they were carried forward.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

Year Ended December 31, 2015
Capital in excess of par value	$(65,015,969)
Accumulated undistributed net investment income	63,994,964
Accumulated net realized gain (loss) from investments	1,021,005

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2015 were as follows:

Year Ended December 31, 2015
Ordinary income	$—
Distributions of long-term capital gains	53,323,476
Return of capital	—
Distributions on a tax basis	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2015 and 2014, was $325,164,414 and $301,111,689, respectively. The net unrealized appreciation on investments owned at December 31, 2015 and 2014, was $58,649,841 and $69,882,702 respectively.

At December 31 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s consolidated statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

Year Ended December 31, 2015
Accumulated capital gains	$820,753
Unrealized appreciation	45,844,891
Components of distributable earnings at year end	$46,665,644

For the years ended December 31, 2015 and 2014, no net capital loss carryforwards were created.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

If the Company does not distribute (or is not deemed to have distributed) each calendar year sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), it will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

The Company has also qualified to be treated as a RIC for the 2015 taxable year and intends to be treated as a RIC in future periods. If it is not treated as a RIC, the Company will be taxed as a C corporation under the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. Refer to “Note 8 — Income Taxes” for further details regarding the Company’s tax status.

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt Issuance costs related to lines of credit are not required to be deducted from the carrying amount of that debt liability. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015.

The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on its financial position and results of operations.

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

Incentive Fees

The Company has not paid GSV Asset Management any incentive fees since inception under the terms of the Advisory Agreement. For GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), for periods in which the Company does not pay an incentive fee, it is required to accrue incentive fees as if the Company had fully liquidated the entire investment portfolio at the fair value stated on the consolidated statements of Assets and Liabilities as of December 31, 2015 and December 31, 2014. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

For the years ended December 31, 2015, 2014 and 2013, the Company accrued incentive fees of $8,170,326, $3,614,347, and $10,523,552, respectively, for financial statement purposes, of which $5.0 million is payable for the year ended December 31, 2015. No incentive fee was payable for the years ended December 31, 2014 and 2013.

Management Fees

GSV Asset Management earned $8,044,801, $7,562,488 and $5,426,485 in management fees for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company was owed $220,770 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, the Company owed GSV Asset Management $5,047,429 for earned incentive fees and, to a lesser extent, for the reimbursement of other expenses.

As of December 31, 2014, the Company was owed $204,825 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of December 31, 2014, the Company owed GSV Asset Management $23,396 for reimbursement of other expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $2,681,079, $3,199,904 and $3,089,771 in such costs incurred under the Administration Agreement for the years ended December 31, 2015, 2014 and 2013, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At December 31, 2015, the Company had 96 positions in 48 portfolio companies. At December 31, 2014, the Company had 99 positions in 52 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$65,870,590	$102,319,140	$55,085,728	$85,598,467
Preferred Stock	192,255,990	216,291,092	190,308,932	193,847,045
Debt Investments	4,177,803	4,175,859	1,360,331	1,374,210
Warrants	301,772	469,306	301,196	904,345
Subtotal – Private Portfolio Companies	262,606,155	323,255,397	247,056,187	281,724,067
Publicly Traded Portfolio Companies
Common Stock	30,743,688	26,553,370	54,055,502	89,260,250
Total Private and Publicly Traded Portfolio Companies	293,349,843	349,808,767	301,111,689	370,984,317
Non-Portfolio Investments
U.S. Treasury Bill	29,999,968	30,000,000	100,001,692	100,000,056
U.S. Treasury Strips	3,675,192	3,676,693	7,286,332	7,298,042
Total Non-Portfolio Investments	33,675,160	33,676,693	107,288,024	107,298,098
Total Investments	$327,025,003	$383,485,460	$408,399,713	$478,282,415

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2015 and December 31, 2014 are as follows:

	As of December 31, 2015			Total
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$102,319,140	$102,319,140
Preferred Stock	—	—	216,291,092	216,291,092
Debt Investments	—	—	4,175,859	4,175,859
Warrants	—	—	469,306	469,306
Subtotal – Private Portfolio Companies	—	—	323,255,397	323,255,397
Publicly Traded Portfolio Companies
Common Stock	26,486,074	67,296	—	26,553,370
Total Private and Publicly Traded Portfolio Companies	26,486,074	67,296	323,255,397	349,808,767
Non-Portfolio Investments
U.S. Treasury Bill	30,000,000	—	—	30,000,000
U.S. Treasury Strips	3,676,693	—	—	3,676,693
Total Non-Portfolio Investments	33,676,693	—	—	33,676,693
Total Assets at Fair Value	$60,162,767	$67,296	$323,255,397	$383,485,460

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	As of December 31, 2014			Total
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$85,598,467	$85,598,467
Preferred Stock	—	—	193,847,045	193,847,045
Debt Investments	—	—	1,374,210	1,374,210
Warrants	—	—	904,345	904,345
Subtotal – Private Portfolio Companies	—	—	281,724,067	281,724,067
Publicly Traded Portfolio Companies
Common Stock	65,586,615	23,673,635	—	89,260,250
Total Private and Publicly Traded Portfolio Companies	65,586,615	23,673,635	281,724,067	370,984,317
Non-Portfolio Investments
U.S. Treasury Bill	100,000,056	—	—	100,000,056
U.S. Treasury Strips	7,298,042	—	—	7,298,042
Total Non-Portfolio Investments	107,298,098	—	—	107,298,098
Total Assets at Fair Value	$172,884,713	$23,673,635	$281,724,067	$478,282,415
Liabilities at fair value
Embedded Derivative	$—	$—	$1,000	$1,000
Total Liabilities at Fair Value	$—	$—	$1,000	$1,000

Significant Unobservable Inputs for Level 3 Assets and Liabilities

The tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets and liabilities as of December 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2015 and December 31, 2014. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of December 31, 2015
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs		Range (Weighted Average)
Common stock in private companies	$102,319,140	Market approach	Precedent transactions	(1)	N/A
		Income approach	Revenue multiples		4.5x – 5.4x (5.0x)
			EBIT multiples		34.2x (34.2x)
			Discount rate		35% (35%)
		Liquidation Value	Liquidation Value		N/A
Preferred stock in private companies	$216,291,092	Market approach	Precedent transactions	(1)	N/A
		Income approach	Revenue multiples		1.3x – 6.0x (3.4x)
			EBIT multiples		12.0x – 32.0x (19.5x)
			Discount rate		30% – 50% (40%)
Debt Investments	$4,175,859	Market approach	Amortized Cost		N/A
Warrants	$469,306	Option pricing model	Term to expiration (Years)		1.03 – 3.00 (2.46)
			Strike price		0.13 – 4.59 (1.20)
			Volatility		30% – 50% (40.9%)

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

As of December 31, 2014
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs		Range (Average)
Common stock in private companies	$85,598,467	Market approach	Precedent transactions	(1)	N/A
		Income approach	Revenue multiples		1.1x – 5.9x (3.0x)
			EBIT multiples		10.20x – 18.90x (16.70x)
			Discount rate		30% – 40% (37%)
		Liquidation Value	Liquidation Value		N/A
Preferred stock in private companies	$193,847,045	Market approach	Precedent transactions	(1)	N/A
		Income approach	Revenue multiples		1.5x – 5.3x (3.5x)
			EBIT multiples		10.0x – 25.0x (18.1x)
			Discount rate		35% – 45% (40%)
Debt Investments	$1,374,210	Market approach	Precedent transactions		N/A
Warrants	$904,345	Option pricing model	Term to expiration (Years)		2.00 – 3.00 (2.55)
			Strike price		0.13 – 4.59 (1.24)
			Volatility		30% – 50% (38%)
Embedded Derivative	$(1,000)	Binomial Lattice Model	Strike Price		16.26
			Volatility		50%
			Annual risk rate		12.5%

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

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
December 31, 2015

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

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

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the years ended December 31, 2015, 2014, and 2013, respectively, as follows:

	Year ended December 31, 2015
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$281,724,067
Purchases of investments	10,002,500	17,842,532	3,128,211	576	30,973,819
Sales of investments	(1,886,373)	(3,668,393)	(50,000)	—	(5,604,766)
Realized losses	(2,290,880)	(7,563,262)	(27,190)	—	(9,881,332)
Exercises, conversions and assignments(1)	4,959,614	(4,663,813)	(295,801)	—	—
Amortization of fixed income security premiums and discounts	—	—	50,352	—	50,352
Net change in unrealized appreciation (depreciation) included in earnings	5,935,812	20,496,983	(3,923)	(435,615)	25,993,257
Fair Value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Net change in unrealized appreciation (depreciation) of Level 3 investments still held as of December 31, 2015	$3,095,222	$13,882,926	$(9,615)	$(435,615)	$16,532,918

(1)	During year ended December 31, 2015, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	Term Loan, 12%, 09/30/15	Preferred shares, Series A
Orchestra One, Inc. (f/k/a Learnist Inc.)	Preferred shares, Series D	Common Shares
Orchestra One, Inc. (f/k/a Learnist Inc.)	Preferred shares, Series E	Common Shares
Orchestra One, Inc. (f/k/a Learnist Inc.)	Preferred shares, Series F	Common Shares

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	Year ended December 31, 2014
	Common Stock	Preferred Stock	Common Membership Interest	Term Loan	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2013	$81,410,161	$129,925,500	$557,084	$750,000	$489,657	$—	$213,132,402
Purchases of investments	1,793,470	64,529,582	—	4,677,602	159,993	—	71,160,647
Sales of investments	(10,616,170)	(9,286,230)	—	—	(75,988)	—	(19,978,388)
Realized Gain (Loss) included in earnings	5,009,818	4,969,326	—	—	—	—	9,979,144
Exercises, conversions and assignments – In(1)	1,273,125	6,578,563	—	—	—	—	7,851,688
Exercises, conversions and assignments – Out(1)	(2,006,077)	(1,273,125)	(500,000)	(4,072,486)	—	—	(7,851,688)
Change in unrealized appreciation (depreciation) included in earnings	26,657,896	(1,596,571)	(57,084)	19,094	330,683	—	25,354,018
Transfers Out of Level 3	(17,923,756)	—	—	—	—	—	(17,923,756)
Fair Value as of December 31, 2014	$85,598,467	$193,847,045	$—	$1,374,210	$904,345	$—	$281,724,067
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2014	$21,594,387	$361,143	$—	$24,909	$373,338	$—	$22,353,777
Liabilities:
Fair Value of December 31, 2013	$—	$—	$—	$—	$—	$799,000	$799,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	—	(798,000)	(798,000)
Fair Value as of December 31, 2014	$—	$—	$—	$—	$—	$1,000	$1,000

(1)	During the year ended December 31, 2014, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Convertible Promissory Note	Preferred shares, Series D
2U, Inc. (f/k/a 2tor, Inc.)	Preferred shares, Series A	Common Stock
Fullbridge, Inc.	Term loan, 10%, 3/31/15	Preferred shares, Series D
CUX, Inc. (d/b/a CorpU)	Common Stock	Convertible preferred shares, Series C
NestGSV Silicon Valley, LLC	Common Membership Interest	Preferred shares, Series C
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Convertible Promissory Note, 12%, 6/30/14	Preferred shares, Series C
Fullbridge, Inc.	Convertible Promissory Note, 10%, 2/16/15	Preferred shares, Series D

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

During the year ended December 31, 2015, the Company had one transfer between levels as a result of the expiration of a lock-up agreement.

Portfolio Company	Corporate Action	IPO/ Lock-up Expiration Date	Transfer from	December 31, 2015 Valuation Method
2U, Inc. (f/k/a 2tor, Inc.)	Expiration of Rule 144 restriction	8/11/2015	Level 2 to Level 1	Not applicable(1)

(1)	The Company fully liquidated its position in 2U, Inc. prior to December 31, 2015.

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As a result of the Company’s dividend, which was paid on December 31, 2015 to stockholders of record on November 16, 2015, the Company issued an additional 2,860,903 shares in lieu of cash during the year ended December 31, 2015. The dividend was paid in cash or shares of the Company’s common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total dividend to be paid to all stockholders. As a result of stockholder elections, the dividend consisted of approximately 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the dividend, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share dividend represented a return of capital.

No new shares of the Company’s common stock were issued during the years ended December 31, 2014 and 2013.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2015, 2014 and 2013, respectively. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	2015	2014	2013
Net increase/(decrease) in net assets resulting from operations per share – basic:
Net increase (decrease) in net assets resulting from operations	$8,466,157	$(2,062,771)	$35,383,643
Weighted-average common shares – basic	19,327,938	19,320,100	19,320,100
Net increase/(decrease) in net assets resulting from operations per share – basic:	$0.44	$(0.11)	$1.83
Net increase/(decrease) in net assets resulting from operations per share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	8,466,157	(2,062,771)	$35,383,643
Adjustments for interest on Convertible Senior Notes and deferred financing costs	—	—	1,269,217
Net increase/(decrease) in net assets resulting from operations, as adjusted	8,466,157	(2,062,771)	36,652,860
Weighted-average common shares outstanding – basic	19,327,938	19,320,100	19,320,100
Adjustments for dilutive effect of Convertible Senior Notes(1)	—	—	1,220,914
Weighted-average common shares outstanding – diluted	19,327,938	19,320,100	20,541,014
Net increase/(decrease) in net assets resulting from operations per share – diluted	$0.44	$(0.11)	$1.78

(1)	For the years ended December 31, 2015, and 2014, respectively, 5,710,212 and 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At December 31, 2015 and December 31, 2014, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 6 — COMMITMENTS AND CONTINGENCIES  – (continued)

predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 7 — FINANCIAL HIGHLIGHTS

	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012		For the period from January 6, 2011 (date of inception) to December 31, 2011
Net asset value at beginning of year	$14.80		$14.91		$13.07		$12.95		$—
Issuance of common shares	—		—		—		1.91	(5)	14.67	(6)
Underwriters’ discount	—		—		—		(0.72	)(2)	(0.86	)(2)
Offering costs	—		—		—		(0.04	)(2)	(0.19	)(2)
Net investment loss	(2.52	)(1)	(0.66	)(1)	(0.46	)(1)	(0.51	)(1)	(0.37	)(2)
Realized gain (loss)	2.80	(1)	1.24	(1)	(1.12	)(1)	(0.09	)(1)	—	(2)
(Provision)/Benefit for taxes on net realized capital gains/losses	0.02	(1)	(0.51	)(1)	0.49	(1)	—		—
Change in unrealized appreciation (depreciation)	(0.69	)(1)	(0.30	)(1)	4.53	(1)	(0.43	)(7)	(0.30	)(2)
(Provision)/Benefit for taxes on unrealized appreciation/ deprecation of investments	0.83	(1)	0.12	(1)	(1.60	)(1)	—		—
Dividends from realized gain	(2.76)		—		—		—		—
Dilution from shares issued	(0.40)		—		—		—		—
Net asset value at end of year	$12.08		$14.80		$14.91		$13.07		$12.95
Per share market value at end of year	$9.37		$8.63		$12.09		8.43		13.95
Total return based on market value	8.57	%(3)	(28.62	)%(3)	43.42	%(3)	(39.57	)%(8)	(7.00	)%(9)
Total return based on net asset value	0.27	%(3)	(0.74	)%(3)	14.08	%(3)	0.93	%(8)	(13.67	)%(9)
Shares outstanding at end of year	22,181,003		19,320,100		19,320,100		19,320,100		5,520,100
Ratio/Supplemental Data:
Net assets at end of year	$268,010,945		$285,903,673		$287,966,444		252,582,801		71,503,248
Average net assets	$296,560,393		$284,953,811		$250,121,052		208,050,344		44,532,523
Annualized Ratios
Ratio of gross operating expenses to average net assets(4)	9.10%		7.64%		8.83%		4.10%		5.01%
Ratio of net income tax provisions to average net assets(4)	(1.88)%		(0.50)%		(3.33)%		—%		—%
Ratio of net operating expenses to average net assets(4)	7.22%		7.14%		5.50%		4.10%		5.01%
Ratio of net investment loss to average net assets(4)	(16.41)%		(4.48)%		(3.55)%		(3.98)%		(4.64)%
Portfolio Turnover Ratio	8.30%		19.45%		2.96%		13.26%		N/A%

(1)	Based on weighted-average number of shares outstanding for the year.
(2)	Based on shares outstanding at end of period.
(3)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. The closing market price per share adjusted for dividends on December 31, 2015 is $6.61. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

(4)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the years ended December 31, 2015, 2014, and 2013, respectively the Company did not incur any non-recurring expenses. For the year-end December 31, 2012, and for the period from January 6, 2011 (date of inception) to December 31, 2011, the Company incurred $0, and $198,831 of organizational expenses, respectively, which were deemed to be non-recurring. For the period from January 6, 2011 (date of inception) to December 31, 2011, average net assets were calculated starting from the issuance of 100 shares on February 28, 2011. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(5)	Issuance of common shares for the year ended December 31, 2012 is based on the change in net asset value from the secondary offerings on February 10, 2012 and May 11, 2012.
(6)	Issuance of common shares for the period from January 6, 2011 (date of inception) to December 31, 2011 is based on the weighted average offering price for the shares issued during the period.
(7)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(8)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The percentage returns noted above are based on the increase in our net asset value attributable to issuances of our common stock at a premium to our net asset value per share, rather than investment returns. Such issuances of our common stock at a premium to net asset value per share are not typical, and may not occur in the future. The total returns are not annualized.
(9)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.

NOTE 8 — INCOME TAXES

The Company has elected to be treated as a RIC for U.S. federal income tax purposes for the 2014 taxable year and qualified to be treated as a RIC for the 2015 taxable year. Accordingly, the Company must generally distribute at least 90% of its ICTI to qualify for the treatment accorded to a RIC and to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the U.S. federal income tax return for that fiscal year.

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

Any corporate-level built-in-gains tax is payable at the time the built-in gains are recognized (which generally will be the years in which the assets with the built-in-gains are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in this 5-year period, the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 8 — INCOME TAXES  – (continued)

the effective tax rates at such times. The payment of any such corporate-level U.S. federal income tax on built-in gains will be a Company expense that will reduce the amount available for distribution to stockholders. The built-in-gains tax is calculated by determining the RIC’s net unrealized built-in gains, if any, by which the fair market value of the assets of the RIC at the beginning of its first RIC year exceeds the aggregate adjusted basis of such assets at that time.

As of January 1, 2014, the Company had net unrealized built-in gains. It did not incur a built-in-gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The Company has recorded a $12.5 million deferred tax liability as of December 31, 2015, of which approximately $10.2 million has been recorded in the event such gains are recognized by December 31, 2019.

The GSVC Holdings are C corporations for U.S. federal and state income tax purposes. The Company uses the asset and liability method to account for the GSVC Holdings’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carryforwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a $2.3 million deferred tax liability as of December 31, 2015 which relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

For the year ended December 31, 2015, the Company and the GSVC Holdings recorded a current income tax expense of $0.9 million. Of this amount, $0.9 million was income tax paid by the Company on undistributed long-term capital gains for the 2014 tax year as a result of the decision to elect to be a RIC in 2015.

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

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2012 – 2015 and 2011 – 2015, respectively.

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2015, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG TERM LIABILITIES

Convertible Senior Notes payable

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes were convertible

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 9 — LONG TERM LIABILITIES  – (continued)

into shares of the Company’s common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 of principal amount of the Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $16.26 per share of common stock. As a result of the Company’s dividend paid on December 31, 2015 to stockholders of record on November 16, 2015, the conversion rate was increased to 82.7567 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.08 per share of common stock.

The terms of the offering required the Company to place a portion of the proceeds of the offering ($10,867,500) in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the notes were issued. Funds in the Interest Escrow were used to purchase six U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. The Government Securities have been, and will continue to be used to make the first six scheduled interest payments on the notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes are secured by a pledge of the Company’s interest in the Interest Escrow. At December 31, 2015, the remaining Government Securities are shown on the consolidated Schedule of Investments and have an amortized cost of $3,675,192. In addition to the Government Securities, at December 31, 2015, the Interest Escrow contained $27,931 of excess funds from the offering that will be used to secure the payment of the notes and is included as “Restricted Cash” on the consolidated statements of Assets and Liabilities. “Restricted Cash” also includes a $25,000 deposit for the Company’s fidelity bond.

	December 31, 2015	December 31, 2014
Aggregate Principal Amount of Convertible Senior Notes	$69,000,000	$69,000,000
Less Amortization of Embedded Derivative Discount	(403,381)	(537,647)
Convertible Senior Notes payable 5.25% due September 15, 2018	$68,596,619	$68,462,353

As of December 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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
December 31, 2015

NOTE 9 — LONG TERM LIABILITIES  – (continued)

The Company used a binomial lattice model to estimate the fair value of the embedded derivative in the Convertible Senior Notes. A binomial lattice model generates potential outcomes at various points in time, starting from the date of valuation until the expiration date of the embedded derivative. The estimated fair value of the embedded derivative as of December 31, 2015 is $0 as shown on the consolidated Statement of Assets and Liabilities.

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

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of December 31, 2015, the Company had no borrowings under the Credit Facility. For the year ended December 31, 2015, the Company had average borrowings outstanding of $3,712,329 under the Credit Facility.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From December 31, 2015 through March 15, 2016, the Company closed on investment purchases of $6,000,004 plus transaction costs as shown in following table. “Total Gross Payments” include the cost of entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to the Company’s consolidated financial statements for the year ended December 31, 2015.

Portfolio Company	Industry	Transaction Date	Gross Payments
Curious.com Inc.	Online Education	1/14/16	$2,000,003
Preferred Shares
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Incubator	2/17/16	500,000
Debt Investment
Lytro, Inc.	Light Field Imaging Platform	3/1/16	2,500,001
Preferred Shares
Fullbridge, Inc.	Business Education	3/14/16	1,000,000
Convertible Promissory Note
Total Gross Payments			$6,000,004

From December 31, 2015 through March 15, 2016, the Company sold investments of $4,612,363 net of transaction costs as shown in following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Lyft, Inc.	1/27/16	65,557	$25.00	$1,638,925	$974,224
Bloom Energy Corporation	3/4/16	201,589	14.75	2,973,438	(882,163)
Totals				$4,612,363	$92,061

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

The Company is presently in the final stages of negotiations with respect to several private company investments that it anticipates entering into within the next 30 to 60 days, subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From December 31, 2015 through March 15, 2016, the Company made no such escrow deposits.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 11 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Year Ended December 31, 2015	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015
Total Investment Income	$59,024	$123,891	$39,363	$68,618
Total Operating Expenses	12,852,430	6,233,424	6,239,277	1,653,104
(Provision)/Benefit for Taxes on Net Investment Loss	5,223,611	2,494,459	(26,583,935)	(3,103,505)
Net Investment Loss	(7,569,795)	(3,615,074)	(32,783,849)	(4,687,991)
Net Realized Gain/(Loss) on Investments	13,218,403	13,636,614	27,289,816	(604)
(Provision)/Benefit for Taxes on Net Realized Capital Gain	(5,397,074)	(5,567,830)	11,307,706	—
Net Change in Unrealized Appreciation/ (Depreciation) on Investments	27,784,081	(5,744,399)	(21,981,668)	(13,480,259)
(Provision)/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments	(11,370,993)	2,372,190	25,020,686	36,197
Net Increase/(Decrease) in Net Assets Resulting from Operations	16,664,622	1,081,501	8,852,691	(18,132,657)
Net Increase/(Decrease) in Net Assets from Operations per common share – basic	0.86	0.06	0.46	(0.94)
Net Increase/(Decrease) in Net Assets from Operations per common share – diluted	0.71	0.06	0.38	(0.94)
Weighted Average Common Shares Outstanding – Basic	19,320,100	19,320,100	19,320,100	19,351,197
Weighted Average Common Shares Outstanding – Diluted	23,564,228	19,320,100	23,564,228	19,351,197

Year Ended December 31, 2014	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014
Total Investment Income	$40,815	$97,033	$21,971	$26,127
Net Investment Loss	(2,794,814)	(3,419,149)	(4,881,287)	(1,684,641)
Net Realized and Unrealized Gains/(Losses)	4,858,066	4,223,159	18,421,499	(9,388,397)
Net Increase/(Decrease) in Net Assets from Operations	79,704	(920,306)	6,018,713	(7,240,882)
Net Investment Loss per common share – basic	(0.14)	(0.18)	(0.25)	(0.09)
Net Investment Loss per common share – diluted	(0.14)	(0.18)	(0.21)	(0.09)
Net Realized and Unrealized Gains/(Losses) per common share – basic	0.25	0.22	0.95	(0.49)
Net Realized and Unrealized Gains/(Losses) per common share – diluted	0.25	0.22	0.78	(0.49)
Net Increase/(Decrease) in Net Assets from Operations per common share – basic	(0.00)	(0.05)	0.31	(0.37)
Net Increase/(Decrease) in Net Assets from Operations per common share – diluted	(0.00)	(0.05)	0.30	(0.37)
Weighted Average Common Shares Outstanding – Basic	19,320,100	19,320,100	19,320,100	19,320,100
Weighted Average Common Shares Outstanding – Diluted	19,320,100	19,320,100	23,564,228	19,320,100

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 11 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)  – (continued)

Year Ended December 31, 2013	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
Total Investment Income	$4,535	$15,723	$2,644	$26,049
Net Investment Loss	(2,567,725)	(2,386,911)	(3,013,789)	(907,231)
Net Realized and Unrealized Gains/(Losses)	(4,923,530)	5,902,614	8,729,535	56,030,509
Net Increase/(Decrease) in Net Assets from Operations	(7,491,255)	3,515,703	5,715,746	33,643,449
Net Investment Loss per common share – basic	(0.13)	(0.12)	(0.16)	(0.05)
Net Investment Loss per common share – diluted	(0.13)	(0.12)	(0.16)	(0.05)
Net Realized and Unrealized Gains/(Losses) per common share – basic	(0.25)	0.31	0.45	2.90
Net Realized and Unrealized Gains/(Losses) per common share – diluted	(0.25)	0.31	0.45	2.38
Net Increase/(Decrease) in Net Assets from Operations per common share – basic	(0.38)	0.18	0.30	1.74
Net Increase/(Decrease) in Net Assets from Operations per common share – diluted	(0.38)	0.18	0.30	1.47
Weighted Average Common Shares Outstanding – Basic	19,320,100	19,320,100	19,320,100	19,320,100
Weighted Average Common Shares Outstanding – Diluted	19,320,100	19,320,100	19,320,100	23,564,228

NOTE 12 — SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries for the year ended December 31, 2014, that met at least one of the significant conditions of Regulation S-X. Accordingly, pursuant to Rule 4-08(g) of Regulation S-X, summarized comparative financial information is presented below for our unconsolidated significant subsidiaries as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.

Balance Sheet Data as of:	December 31, 2015	December 31, 2014
Current assets	$5,241,795	$5,868,770
Noncurrent assets	2,801,796	1,458.402
Current liabilities	4,378,060	2,951,251
Noncurrent liabilities	2,932,095	1,925,000
Non-controlling interest	—	—

Income Statement Data for the years ended:	December 31, 2015	December 31, 2014	December 31, 2013
Revenue	$21,319,861	$13,263,877	$9,426,573
Gross profit	16,248,769	11,169,530	7,631,945
Income/(loss) from operations	(5,057,815)	(3,460,381)	(2,736,398)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(5,306,836)	(3,723,409)	(2,979,103)
Net income/(loss) attributable to non-controlling interest		—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria on Internal Control — Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Report of the Independent Registered Public Accounting Firm

Deloitte and Touche LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which appears on page 119 of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSV Capital Corp.
Woodside, California

We have audited the internal control over financial reporting of GSV Capital Corp. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Francisco, California
March 15, 2016

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter and year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2016 Proxy Statement under the headings entitled “Proposal I: Election of Directors — Information About the Nominees and Directors,” “— Information About the Executive Officers Who Are Not Directors,” “— Section 16(a) Beneficial Ownership Reporting Compliance” and “— Committees to the Board of Directors,” and is hereby incorporated by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, our chief accounting officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at http://investors.gsvcap.com/governance. If we amend the Code of Business Conduct and Ethics or grant any waivers under the Code of Business Conduct and Ethics that are applicable to our Chief Executive Officer, our Chief Financial Officer, or our chief accounting officer and that relate to any element of the SEC’s definition of a code of ethics, we will promptly post that amendment or waiver on our website.

Item 11.	Executive Compensation

The information required by Item 11 will be contained in the 2016 Proxy Statement under the headings entitled “Proposal I: Election of Directors — Compensation of Chief Executive Officer and Other Executive Officers” and “— Committees to the Board of Directors,” and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2016 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2016 Proxy Statement under the heading “Proposal I: Election of Directors,” and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2016 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(a) Consolidated Financial Statements

(1) The following financial statements are set forth in Item 8:

(2) The following financial statement schedules are filed herewith:

Page
Schedule 12-14
Schedule of Investments in and Advances to Affiliates as of December 31, 2015	124
Schedule 12-14
Schedule of Investments in and Advances to Affiliates as of December 31, 2014	128

(b) Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(6)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Convertible Senior Notes due 2018, by and between the Company and the U.S. Bank National Association, as trustee(4)
10.1	Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between the Company and GSV Asset Management, LLC(3)

10.3	Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC(3)
10.4	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.5	Custody Agreement by and between the Company and U.S. Bank National Association(7)
10.6	Form of Trademark License Agreement by and between the Company and GSV Asset Management, LLC(2)
10.7	Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of December 31, 2013(5)
11.1	Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
(3)	Previously filed in connection with Annual Report on Form 10-K (File No. 814-00852) filed on March 14, 2013, and incorporated by reference herein.
(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on September 18, 2013, and incorporated by reference herein.
(5)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on January 7, 2014, and incorporated by reference herein.
(6)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655) filed on September 20, 2011, and incorporated by reference herein.
(7)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$629,309	$(629,309)	$—	$—	$—	$—
Preferred shares, Series A-1	—	491,252	(491,252)	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	—	260,888	4,599,718
Preferred shares, Series B	—	4,347,608	—	—	—	285,620	4,633,228
Preferred shares, Series A	—	391,592	—	—	—	126,408	518,000
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	—	3,499,999	—	9	4,960,565
Preferred shares, Series C	—	1,503,832	—	—	—	229,572	1,733,404
Preferred shares, Series B	—	265,980	—	—	—	(265,980)	—
Preferred shares, Series A	—	440,000	—	—	—	(440,000)	—
Common shares	—	1,000	—	—	—	(1,000)	—
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	—	80,000	145,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	—	7,500	31,875
GSV Sustainability Partners
Preferred shares, Class A	—	4,850,000	—	2,300,156	—	(900,156)	6,250,000
Common shares	—	10,000	—	—	—	(10,000)	—
Total Control Investments	$—	$18,819,335	$(1,120,561)	$5,800,155	$—	$(627,139)	$22,871,790
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A	—	—	629,309	—	—	(437,316)	191,993
Preferred shares, Series A-1	—	—	491,252	320	—	(357,594)	133,978
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,705,006	—	293,558	—	(842,389)	1,156,175
Term Loan, 12%, 09/30/15***	(6,439)	288,114	—	—	(292,798)	4,684	—
Term Loan, 12%, 11/18/16***	26,104	(1,104)	25,000
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	—	(110,000)	55,000
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	58,019	—	—	—	(43,954)	14,065

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	$—	$64,322	$—	$—	$—	$(51,458)	$12,864
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	12,736	—	—	—	(9,648)	3,088
Circle Media, Inc. – Preferred Warrants Series A (f/k/a S3 Digital Corp.) – Strike Price $1.166, Expiration Date 11/18/2022	—	—	—	576	—	(147)	429
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(5)	80,631	1,007,671	—	80,000	—	(7,671)	1,080,000
Convertible preferred shares, Series C	—	2,292,582	—	—	—	(333,455)	1,959,127
Convertible preferred shares, Series D	—	716,066	—	—	—	59,795	775,861
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	12,508	—	—	—	(2,366)	10,142
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	331,126		—	—	(263,830)	67,296
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	—	9,996,311
Declara, Inc.
Declara, Inc., Convertible Promissory Note 6% Due 12/30/16	658	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series A	—	10,019,825	—	—	—	(19,826)	9,999,999
EdSurge, Inc.
Preferred shares, Series A	—	505,328	—	—	—	19,539	524,867
Preferred shares, Series A-1	—	—	—	500,960	—	(960)	500,000
Fullbridge, Inc.
Convertible Promissory Note, 10% Interest rate, March 02, 2016***	142,645	—	—	1,014,395	—	6,464	1,020,859
Preferred shares, Series D	—	3,111,714	—	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	—	1,625,001
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	1,862	—	—	—	5,281	7,143
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	—	3,297	4,121
Common warrants, $0.91 Strike Price, Expiration Date 3/02/2020	—	4,121	—	—	—	(1,290)	2,831
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	—	1,923

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfers In (Out)	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	$—	$7,143	$—	$—	$—	$(5,281)	$1,862
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	—	824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	—	824	824
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	3,995,221	—	—	(3,660,394)	(334,827)	—
Orchestra One, Inc. (f/k/a Learnist Inc.)
Common Shares	—	5,379,310	—	—	(5,374,946)	4,364
Preferred shares, Series D	—	2,319,014	(2,319,014)	—	—	—	—
Preferred shares, Series E	—	1,610,296	(1,610,296)	—	—	—	—
Preferred shares, Series F	—	1,450,000	(1,450,000)	—	—	—	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	4,999,999	—	—	—	(309,821)	4,690,178
Preferred shares, Series A	—	4,165,091	—	—	—	(258,087)	3,907,004
Preferred shares, Series Seed	—	1,573,000	—	—	—	(41,188)	1,531,812
PayNearMe, Inc.
Preferred shares, Series E	—	9,982,064	—	3,999,998	—	(7,175)	13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	—	1,920	(5,000)	(189,506)	—
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	(12,373)	14,023	1,001,650
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	(3,074)	78,425	—	760	(50,000)	(29,185)	—
Preferred shares, Series B	—	128,902	—	—	—	(128,902)	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—	—
Total Affiliate Investments	$214,421	$70,172,313	$(1,120,561)	$7,918,591	$(4,020,565)	$(9,048,019)	$66,142,881

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment which is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe serves on the board of directors for Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2014
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$600,000	$251,240	$—	$(359,988)	$491,252
Preferred shares, Series A	—	203,011	—	—	426,298	629,309
Preferred warrants Series A-1, $0.19 strike price, expire 12/31/2014	—	—	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	—	4,000,787	—	338,043	4,338,830
Preferred shares, Series B		4,205,142	—	—	142,466	4,347,608
Preferred shares, Series A		—	110,000	—	281,592	391,592
Preferred Unit Warrants $1.76 Strike Price, Expiration Date 1/6/15		—	—	—	—	—
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series A	—	1,188,137	—	—	(748,137)	440,000
Preferred shares, Series B	—	594,068	—	—	(328,088)	265,980
Preferred shares, Series C	—	—	2,005,730	—	(501,898)	1,503,832
Preferred shares, Series D	—	—	1,404,499	—	56,058	1,460,557
Common shares	—	—	1,000	—	—	1,000
Convertible Promissory Note***	10,233	—	500,000	500,000	—	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	—	—	—	24,375	24,375
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	—	—	—	65,000	65,000
GSV Sustainability Partners
Preferred shares, Class A	—	—	4,851,256	—	(1,256)	4,850,000
Common shares	—	—	10,000	—	—	10,000
Total Control Investments	$10,233	$6,790,358				$18,819,335
Affiliate Investments
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	1,500,000	45,363	—	(45,363)	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,168,847	507,001	—	29,158	1,705,006
Term Loan, 12%, 09/30/15***	31,423	250,000	22,871	—	15,243	288,114
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	—	—	—	58,019	58,019
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	64,322
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	—	—	—	12,736	12,736
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	150,000	—	—	15,000	165,000
CUX, Inc. (d/b/a CorpU)
Convertible preferred shares, Series C	—	—	2,006,077	—	286,505	2,292,582
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	7,890	—	1,000,000	—	7,671	1,007,671

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2014
Convertible preferred shares, Series D	$—	$697,041	$—	$—	$19,025	$716,066
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	—	—	—	12,508	12,508
Cricket Media (f/k/a ePals Inc.)**(4)
Common shares	—	1,700,000	4,199	—	(1,373,073)	331,126
Curious.com Inc.
Preferred shares, Series B	—	10,000,003	—	—	(3,692)	9,996,311
Dailybreak, Inc.
Preferred shares, Series A-1	—	1,211,393	—	—	(1,211,393)	—
Preferred shares, Series A-2	—	—	426,254	—	(426,254)	—
Declara, Inc.
Preferred shares, Series A	—	—	9,999,999	—	19,826	10,019,825
EdSurge, Inc.
Preferred shares, Series A	—	—	500,801	—	4,527	505,328
Fullbridge, Inc.
Preferred shares, Series C	—	3,114,120	—	—	(1,489,119)	1,625,001
Preferred shares, Series D	—	—	2,956,022	—	155,692	3,111,714
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	126,362	—	—	(124,500)	1,862
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	824	824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	50,970	—	(46,849)	4,121
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	—	23,244	—	(21,321)	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	—	85,779	—	(78,636)	7,143
Common warrants, $0.91 Strike Price, Expiration Date 10/09/2018	—	—	—	—	824	824
Convertible Promissory Note, 10% Interest rate, February 16, 2015***	80,620	—	1,813,904	1,813,904	—	—
Term Loan, 10%, 3/31/14***	3,336	—	250,000	(250,000)	—	—
Term Loan, 10%, 3/31/14***	3,346	—	250,000	(250,000)	—	—
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	4,338,009	98	—	(342,886)	3,995,221
Orchestra One, Inc. (f/k/a Learnist Inc.)
Preferred shares, Series D	—	2,073,472	—	—	245,542	2,319,014
Preferred shares, Series E	—	1,499,999	—	—	110,297	1,610,296
Preferred shares, Series F	—	—	1,450,000	—	—	1,450,000
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	1,999,998
Preferred shares, Series B	—	249,505	—	—	186	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	—	4,999,999	—	—	4,999,999
Preferred shares, Series A	—	3,000,000	200	—	1,164,891	4,165,091
Preferred shares, Series Seed	—	865,000	—	—	708,000	1,573,000

Schedule 12-14

Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2013	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2014
PayNearMe, Inc.
Preferred shares, Series E	$—	$10,000,000	$400	$—	$(18,336)	$9,982,064
The rSmart Group, Inc.
Preferred shares, Series B	—	857,302	—	—	(664,716)	192,586
Strategic Data Command, LLC(3)
Common shares	—	1,046,830	—	—	(46,830)	1,000,000
Totus Solutions, Inc.(5)
Preferred shares, Series B	1,001,001	—	—	(872,099)	128,902
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	3,406	—	76,430	—	1,995	78,425
Preferred shares, Series A		2,173,163	840	—	(2,174,003)	—
Common Shares		576,675	200	—	(576,875)	—
Total Affiliate Investments	$130,021	$52,663,042				$70,172,313

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment which is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. GSV Capital Corp.’s shares in Cricket Media (f/k/a ePals Inc.), are subject to a lock-up agreement which expired on February 23, 2014. At December 31, 2014, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2014 closing price less 17.5%. GSV Capital Corp.’s Chief Executive Officer, Michael Moe is a Board member of Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law. As such, the Company has applied a 17.5% discount to reflect the aforementioned trading restrictions.
(5)	On November 20, 2014, Totus Solutions, Inc., conducted a 10:1 stock split.
(6)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc., or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: March 15, 2016	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors
Date: March 15, 2016	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2016	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 15, 2016	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 15, 2016	By: /s/ Mark D. Klein Mark D. Klein Director
Date: March 15, 2016	By: /s/ Leonard A. Potter Leonard A. Potter Director
Date: March 15, 2016	By: /s/ Mark W. Flynn Mark W. Flynn Director
Date: March 15, 2016	By: /s/ Ronald M. Lott Ronald M. Lott Director
Date: March 15, 2016	By: /s/ Catherine J. Friedman Catherine J. Friedman Director
Date: March 15, 2016	By: /s/ Bradford C. Koenig Bradford C. Koenig Director