Form 10-Q
period 2016-03-31
GSV Capital Corp.
filed 2016-05-10
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

The issuer had 22,181,003 shares of common stock, $0.01 par value per share, outstanding as of May 10, 2016.

GSV CAPITAL CORP.

i

ii

Item 1.  Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $22,330,392 and $21,830,392, respectively)(1)	$23,105,062	$22,871,790
Investments in affiliated securities (cost of $71,994,560 and $73,942,123, respectively)(1)	67,935,085	66,075,585
Investments in non-controlled/non-affiliated securities (cost of $193,925,756 and $197,577,328, respectively)	234,248,249	260,861,392
Investments in treasury bill (cost of $29,999,883 and $29,999,968, respectively)	29,999,883	30,000,000
Investments owned and pledged (amortized cost of $1,845,845 and $3,675,192, respectively)(2)	1,847,613	3,676,693
Total Investments (cost of $320,096,436 and $327,025,003, respectively)	357,135,892	383,485,460
Cash	4,381,411	13,349,877
Restricted cash	75,681	52,931
Due from:
GSV Asset Management(1)	1,623	220,770
Portfolio companies(1)	52,491	56,371
Interest and dividends receivable	185,534	97,183
Prepaid expenses and other assets	161,223	227,826
Deferred financing costs(3)	328,820	352,653
Total Assets	362,322,675	397,843,071
LIABILITIES
Due to:
GSV Asset Management(1)	25,690	5,047,429
Accounts payable and accrued expenses	393,161	105,587
Accrued incentive fees(1)	12,195,980	17,314,565
Accrued management fees(1)	655,912	683,423
Accrued interest payable	150,938	1,056,563
Payable for securities purchased	26,499,883	26,499,357
Deferred tax liability	12,476,155	12,476,155
Convertible Senior Notes payable 5.25% due September 15, 2018(2)(3)	66,863,075	66,649,047
Total Liabilities	119,260,794	129,832,126
Commitments and contingencies (Note 6)
Net Assets	$243,061,881	$268,010,945

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES – (continued)

	March 31, 2016	December 31, 2015
	(Unaudited)
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 22,181,003 issued and outstanding, respectively)	$221,810	$221,810
Paid-in capital in excess of par	237,757,527	237,757,527
Accumulated net investment loss	(16,087,030)	(16,634,037)
Accumulated net realized gains/(losses) on investments	(3,393,728)	2,681,342
Accumulated net unrealized appreciation of investments	24,563,302	43,984,303
Net Assets	$243,061,881	$268,010,945
Net Asset Value Per Share	$10.96	$12.08

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of March 31, 2016, five of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At March 31, 2016, the remaining government securities are shown on the Condensed Consolidated Statements of Assets and Liabilities as “Investments owned and pledged” with an amortized cost of $1,845,845. The Convertible Senior Notes have a face value of $69,000,000 due to the Company’s investors. Refer to “Note 9 — Long Term Liabilities” for a reconciliation of the carrying value to the face value.
(3)	Deferred debt issuance costs of $1,947,572 related to the Company’s issuance of the Convertible Senior Notes payable was previously classified as “Deferred Financing costs” as of December 31, 2015. In accordance with ASU 2015-03, this balance has been retrospectively reclassified as a direct deduction from the Convertible Senior Notes on the Condensed Consolidated Statements of Assets and Liabilities. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Recent Accounting Pronouncements,” as well as “Note 9 — Long Term Liabilities” for further detail.

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
INVESTMENT INCOME
Interest income from controlled securities(1)	$4,889	$—
Interest income from affiliated securities(1)	92,478	51,231
Interest income from non-controlled/non-affiliated securities	5,285	7,793
Total Investment Income	102,652	59,024
OPERATING EXPENSES
Management fees(1)	1,958,000	1,921,128
(Reversal of Incentive fee accrual)/Incentive fees(1)	(5,118,584)	8,211,728
Costs incurred under Administration Agreement(1)	599,950	802,396
Directors’ fees	86,250	85,306
Professional fees	637,128	341,744
Interest expense	1,183,163	1,368,803
Other expenses	209,738	121,325
Total Operating Expenses	(444,355)	12,852,430
Benefit for taxes on net investment loss	—	5,223,611
Net Investment Income/(Loss)	547,007	(7,569,795)
Net Realized Gains/(Losses):
From non-controlled/non-affiliated securities	(6,075,070)	13,218,403
Net Realized Gains/(Losses) on investments	(6,075,070)	13,218,403
Provision for taxes on net realized gains on investments	—	(5,397,074)
Net Change in Unrealized Appreciation/(Depreciation) of investments:
From controlled securities(1)	(266,728)	(141,656)
From affiliated securities(1)	(1,148,187)	249,522
From non-controlled/non-affiliated securities	(18,006,086)	27,676,215
Net Change in Unrealized Appreciation/(Depreciation) of investments	(19,421,001)	27,784,081
Provision for taxes on unrealized appreciation of investments	—	(11,370,993)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(24,949,064)	$16,664,622
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$(1.12)	$0.86
Diluted(2)	$(1.12)	$0.73
Weighted-Average Common Shares Outstanding
Basic	22,181,003	19,320,100
Diluted(2)	22,181,003	23,564,228

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	For the three months ended March 31, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net Increase/(Decrease) in Net Assets Resulting from Operations
Net Investment Income/(Loss)	$547,007	$(7,569,795)
Net Realized Gains/(Losses) on Investments	(6,075,070)	13,218,403
Provision for Taxes on Realized Gains on Investments	—	(5,397,074)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(19,421,001)	27,784,081
Provision for Taxes on Unrealized Appreciation of Investments	—	(11,370,993)
Net Increase/(Decrease) in Net Assets Resulting from Operations	(24,949,064)	16,664,622
Total Increase/(Decrease) in Net Assets	(24,949,064)	16,664,622
Net Assets at Beginning of Period	268,010,945	285,903,673
Net Assets at End of Period	$243,061,881	$302,568,295
Capital Share Activity
Shares Issued	—	—
Shares Outstanding at Beginning of Period	22,181,003	19,320,100
Shares Outstanding at End of Period	22,181,003	19,320,100

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(24,949,064)	$16,664,622
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gains)/losses on investments	6,075,070	(13,218,403)
Net change in unrealized (appreciation)/depreciation of investments	19,421,001	(27,784,081)
Deferred tax liability	—	11,544,456
Amortization of discount on Convertible Senior Notes	214,028	209,835
Amortization of deferred financing costs	23,833	57,345
Amortization of fixed income security premiums and discounts	(14,301)	(15,441)
Change in restricted cash	(22,750)	7,708
Purchases of investments in:
Portfolio investments	(6,005,951)	(8,990,125)
United States treasury bills	(29,999,883)	(100,013,333)
Proceeds from sales or maturity of investments in:
Portfolio investments	5,039,632	19,558,200
United States treasury bills	30,000,000	100,000,000
United States treasuries strips	1,834,000	1,816,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	219,147	98,981
Due from portfolio companies(1)	3,880	7,920
Prepaid expenses and other assets	66,603	47,575
Interest and dividends receivable	(88,351)	(37,118)
Due to GSV Asset Management(1)	(5,021,739)	6,859
Payable for securities purchased	526	(488,359)
Accounts payable and accrued expenses	287,574	(108,038)
Accrued incentive fees(1)	(5,118,585)	8,211,728
Accrued management fees(1)	(27,511)	(67)
Accrued interest payable	(905,625)	(988,520)
Net Cash Provided by/(Used in) Operating Activities	(8,968,466)	6,587,744
Cash Flows from Financing Activities
Borrowings under Credit Facility	—	6,000,000
Repayments under Credit Facility	—	(8,000,000)
Net Cash Used in Financing Activities	—	(2,000,000)
Total Increase/(Decrease) in Cash Balance	(8,968,466)	4,587,744
Cash Balance at Beginning of Year	13,349,877	3,472,880
Cash Balance at End of Year	$4,381,411	$8,060,624
Supplemental Information:
Interest Paid	$2,088,788	$2,357,323
Taxes Paid	$—	$—
Non-Cash Operating Items
Transactions in Portfolio Company Investments
Structured notes converted to convertible notes	$—	$609,683

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,470,710	1.02%
Common shares, Class A		5,773,690	16,189,935	43,645,831	17.96%
Total			17,198,903	46,116,541	18.98%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Online Storage	552,486	5,015,773	8,077,079	3.32%
Common shares		760,000	8,641,153	11,107,661	4.57%
Total			13,656,926	19,184,740	7.89%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	9,541	13,599,572	16,219,700	6.67%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,435,486	5.94%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	2,419,151	1.00%
Preferred shares, Series C		5,300,158	11,598,648	11,607,346	4.78%
Total			14,018,399	14,026,497	5.78%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	5,480,348	14,000,398	13,974,887	5.75%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	Peer to Peer Ridesharing	128,563	2,503,585	3,177,630	1.31%
Preferred shares, Series D		427,933	4,342,478	10,506,132	4.32%
Total			6,846,063	13,683,762	5.63%
Twitter, Inc.	San Francisco, CA
Common shares	Social Communication	800,600	14,271,866	13,249,930	5.45%
Declara, Inc.(1)
Convertible Promissory Note 6% Due 12/30/16***	Palo Alto, CA	$2,000,000	2,000,000	2,000,000	0.82%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	9,999,999	4.11%
Total			11,999,999	11,999,999	4.93%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	11,995,576	4.94%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,815,601	2.39%
Common shares		133,213	2,999,983	5,805,286	2.39%
Total			5,999,961	11,620,887	4.78%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	11,405,305	4.69%
Avenues Global Holdings, LLC (3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	10,795,434	4.44%

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
March 31, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	$4,000,787	$5,212,820	2.14%
Preferred shares, Series B		3,279,629	2,019,687	5,010,584	2.06%
Preferred shares, Series A		366,666	110,000	560,189	0.23%
Total			6,130,474	10,783,593	4.43%
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and Information Site	922,509	4,999,999	4,667,956	1.92%
Preferred shares, Series A		1,090,909	3,000,200	3,888,493	1.60%
Preferred shares, Series Seed		500,000	500,000	1,524,555	0.63%
Total			8,500,199	10,081,004	4.15%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series C-1	Light Field Imaging Platform	3,378,379	10,000,002	10,000,002	4.11%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	2,193,700	0.90%
Preferred shares, Series B		904,977	2,063,356	6,587,434	2.71%
Total			3,164,265	8,781,134	3.61%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	1,858,207	0.76%
Common shares	Manager	1,524,799	5,476,502	6,768,255	2.78%
Total			6,977,024	8,626,462	3.54%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 06/30/16***	Incubator	$500,000	500,000	500,000	0.21%
Preferred shares, Series D		3,720,424	4,904,498	4,960,565	2.04%
Preferred shares, Series C		1,561,625	2,005,730	1,733,404	0.71%
Preferred shares, Series B		450,001	605,500	—	—%
Preferred shares, Series A		1,000,000	1,021,778	—	—%
Common shares		200,000	1,000	—	—%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	100,000	0.04%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	22,500	0.01%
Total			9,038,506	7,316,469	3.01%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 03/02/16***	Business Education	$1,030,507	1,030,912	1,030,506	0.43%
Convertible Promissory Note 10% Due 03/14/17***		$1,000,000	1,000,000	1,000,000	0.42%
Preferred shares, Series D		1,655,167	2,957,062	2,573,785	1.06%
Preferred shares, Series C		1,728,724	3,193,444	1,344,083	0.55%
Common Warrants – Strike Price $0.91, Expiration Date 3/02/2020		283,106	35,767	11,324	—%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	7,447	—%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	7,692	—%
Common Warrants – Strike Price $0.91, Expiration Date 4/03/2019		412,088	52,063	16,484	0.01%

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
March 31, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Common Warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	2,473	—%
Common Warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	$10,413	$2,473	—%
Common Warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	21,429	0.01%
Total			8,428,132	6,017,696	2.48%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Shopping	1,681,520	4,000,280	4,000,000	1.65%
Preferred shares, Series A		879,198	1,002,440	1,439,400	0.59%
Total			5,002,720	5,439,400	2.24%
Chegg, Inc.	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	5,275,252	2.17%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,103,870	2.10%
GSV Sustainability Partners(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	5,005,000	2.06%
Common shares		100,000	10,000	—	—%
Total			7,161,412	5,005,000	2.06%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	4,953,723	2.04%
Whittle Schools, LLC(1)(4)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.23%
Common shares		229	1,577,097	1,500,000	0.62%
Total			4,577,097	4,500,000	1.85%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.65%
CUX, Inc. (d/b/a CorpU)(1)	San Francisco, CA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(10)	Corporate Education	$1,080,000	1,080,000	1,080,000	0.44%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.32%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	0.79%
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018		16,903	—	3,043	—%
Total			3,864,684	3,772,388	1.55%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Dog Boarding	514,562	2,506,119	2,500,771	1.03%
SharesPost, Inc.(6)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.93%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	177,315	0.07%
Total			2,282,844	2,427,314	1.00%

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
March 31, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	$2,000,447	$1,999,998	0.82%
Preferred shares, Series B		49,505	217,206	249,691	0.10%
Total			2,217,653	2,249,689	0.92%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,258,025	0.52%
Preferred shares, Series A		3,579,610	758,017	629,012	0.26%
Total			2,260,379	1,887,037	0.78%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	1,505,161	0.62%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, 11/18/2016***	Sports Analytics	$25,000	26,544	25,000	0.01%
Preferred shares, Series A		1,864,495	1,777,576	1,048,957	0.43%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	107	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	3,516	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	772	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	3,216	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	15,000	0.01%
Total			1,836,050	1,096,568	0.45%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	501,682	0.21%
Preferred shares, Series A		494,365	500,801	526,632	0.22%
Total			1,002,161	1,028,314	0.43%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Software Development	2,400,000	989,277	1,001,650	0.41%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	18,009	1,001,815	913,980	0.38%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	1,436,404	850,210	0.35%
Tynker (f/k/a Neuron Fuel, Inc.)	San Jose, CA
Preferred shares, Series A	Computer Software	534,162	309,310	786,715	0.32%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	89,319	0.04%
Preferred shares, Series A		1,066,626	1,027,391	127,995	0.05%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	—%
Total			1,903,414	217,314	0.09%
Cricket Media (f/k/a ePals Inc.)**(8)	Herndon, VA
Common shares	Online Education	1,333,333	2,448,959	133,678	0.05%

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
March 31, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	$793,152	$130,910	0.05%
Upwork Global Inc. (f/k/a Odesk Corporation)	Redwood City, CA
Common Shares	Online Workplace Platform	25,159	183,269	114,964	0.05%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, 8/02/2016(11)	Equity Crowdfunding	$50,000	50,840	50,000	0.02%
Preferred shares, Series A		165,715	261,598	25,023	0.01%
Total			312,438	75,023	0.03%
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,614	4,361	0.01%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
Total Portfolio Investments			288,250,708	325,288,396	133.83%
U.S. Treasury
U.S. Treasury Bill, 0%, due 4/7/2016		$30,000,000	29,999,883	29,999,883	12.34%
U.S. Treasury Strips(9)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,845,845	1,847,613	0.76%
Total Investments			$320,096,436	$357,135,892	146.93%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. All investments are pledged as collateral, unless otherwise noted, to the Credit Facility. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 4.6% of its total investments are non-qualifying.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
March 31, 2016
(Unaudited)

(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.) priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At March 31, 2016, GSV Capital Corp. valued Cricket Media based on its March 31, 2016 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, serves on the board of directors for Cricket Media, which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(9)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of March 31, 2016, five of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At March 31, 2016, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments with an amortized cost of $1,845,845. These securities do not represent collateral under the Credit Facility, as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest began compounding annually on November 26, 2015.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest began compounding annually on February 26, 2015.

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$3,018,787	1.13%
Common shares, Class A		5,773,690	16,189,935	53,334,461	19.90%
Total			17,198,903	56,353,248	21.03%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Online Storage	552,486	5,015,773	9,359,241	3.49%
Common shares		760,000	8,641,153	12,872,947	4.80%
Total			13,656,926	22,232,188	8.29%
Twitter, Inc.**	San Francisco, CA
Common shares	Social Communication	800,600	14,271,866	18,525,884	6.91%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	9,541	13,599,572	16,219,700	6.05%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,435,486	5.39%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	2,420,120	0.90%
Preferred shares, Series C		5,300,158	11,598,648	11,607,346	4.33%
Total			14,018,399	14,027,466	5.23%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	5,480,348	14,000,398	13,974,887	5.21%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	Peer to Peer Ridesharing	128,563	2,503,585	2,976,876	1.11%
Preferred shares, Series D		493,490	5,003,631	10,992,490	4.10%
Total			7,507,216	13,969,366	5.21%
Declara, Inc.(1)(12)
Convertible Promissory Note 6% Due 12/30/16***	Palo Alto, CA	$2,000,000	2,000,000	2,000,000	0.75%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	9,999,999	3.73%
Total			11,999,999	11,999,999	4.48%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,765,799	2.15%
Common shares		133,213	2,999,983	5,755,573	2.15%
Total			5,999,961	11,521,372	4.30%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	2,845,044	1.06%
Preferred shares, Series B		904,977	2,063,356	8,543,345	3.19%
Total			3,164,265	11,388,389	4.25%
Avenues Global Holdings, LLC(3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,857	11,015,633	4.11%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	10,722,799	4.00%

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	$4,999,999	$4,690,178	1.75%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	3,907,004	1.46%
Preferred shares, Series Seed		500,000	500,000	1,531,812	0.57%
Total			8,500,199	10,128,994	3.78%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	9,996,311	3.73%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,152,983	0.80%
Common shares	Manager	1,524,799	5,476,502	7,830,323	2.92%
Total			6,977,024	9,983,306	3.72%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,599,718	1.72%
Preferred shares, Series B		3,279,629	2,019,687	4,633,228	1.73%
Preferred shares, Series A		366,666	110,000	518,000	0.19%
Total			6,130,474	9,750,946	3.64%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	7,960,190	2.97%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series C-1	Consumer Electronics	2,533,784	7,500,001	7,500,001	2.80%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Preferred shares, Series D	Incubator	3,720,424	4,904,498	4,960,565	1.85%
Preferred shares, Series C		1,561,625	2,005,730	1,733,404	0.65%
Preferred shares, Series B		450,000	605,500	—	0.00%
Preferred shares, Series A		1,000,000	1,021,778	—	0.00%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	31,875	0.01%
Total			8,538,506	6,870,844	2.56%
GSV Sustainability Partners(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	6,250,000	2.33%
Common shares		100,000	10,000	0.00	0.00%
Total			7,161,412	6,250,000	2.33%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 03/02/16***	Business Education	$1,030,507	1,020,859	1,020,859	0.39%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.16%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.61%
Common Warrants – Strike Price $0.91, Expiration Date 3/02/2020		283,106	35,767	2,831	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	1,862	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	1,923	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 4/03/2019		412,088	52,063	4,121	0.00%

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

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,448,538	0.54%
Preferred shares, Series A		3,579,610	758,017	724,269	0.27%
Total			2,260,379	2,172,807	0.81%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,026,414	0.76%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, 11/18/2016***	Sports Analytics	$25,000	26,104	25,000	0.01%
Preferred shares, Series A		1,864,495	1,777,576	1,156,175	0.43%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	429	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021		175,815	—	14,065	0.01%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	3,088	0.00%
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020		160,806	—	12,864	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	55,000	0.02%
Total			1,835,610	1,266,621	0.47%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	375,909	500,960	500,000	0.18%
Preferred shares, Series A		494,365	500,801	524,867	0.20%
Total			1,001,761	1,024,867	0.38%
Strategic Data Command, LLC(1)(7)(13)	Sunnyvale, CA
Common shares	Software Development	2,400,000	989,277	1,001,650	0.37%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	18,009	1,001,815	918,720	0.34%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	1,436,404	850,210	0.32%
Tynker (f/k/a Neuron Fuel, Inc.)	San Jose, CA
Preferred shares, Series A	Computer Software	534,162	309,310	674,108	0.25%
Gilt Groupe Holdings, Inc.(15)	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	539,387	0.20%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	133,978	0.05%
Preferred shares, Series A		1,066,626	1,027,391	191,993	0.07%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	0.00%
Total			1,903,414	325,971	0.12%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, 8/02/2016(11)	Equity Crowdfunding	$50,000	50,840	50,000	0.02%
Preferred shares, Series A		165,715	261,598	125,115	0.05%
Total			312,438	175,115	0.07%

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	$793,152	$130,910	0.05%
Upwork Global Inc. (f/k/a Odesk Corporation)	Redwood City, CA
Common Shares	Online Workplace Platform	25,159	183,269	114,964	0.05%
Cricket Media (f/k/a ePals Inc.)**(8)	Herndon, VA
Common shares	Online Education	1,333,333	2,448,959	67,296	0.04%
Orchestra One, Inc. (f/k/a Learnist Inc.)(1)(14)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,616	4,364	0.00%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,375	—	0.00%
Total Portfolio Investments			293,349,843	349,808,767	130.52%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/7/2016		$30,000,000	29,999,968	30,000,000	11.19%
U.S. Treasury Strips(9)
United States Treasury Strip Coupon, 0.00% due 08/15/2016		$1,851,000	1,842,412	1,843,170	0.69%
United States Treasury Strip Coupon, 0.00% due 02/15/2016		$1,834,000	1,832,780	1,833,523	0.68%
Total			3,675,192	3,676,693	1.37%
Total Investments			$327,025,003	$383,485,460	143.08%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. All investments are pledged as collateral, unless otherwise noted, to the Credit Facility. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns 25% or more of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, serves on the board of directors for Cricket Media (f/k/a ePals Inc.), which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(9)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of December 31, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At December 31, 2015, the remaining government securities are shown on the consolidated Schedule of Investments with an amortized cost of $3,675,192. These securities do not represent collateral under the Credit Facility, as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest will compound annually beginning on February 26, 2015.
(12)	On December 30, 2015 Declara, Inc. effected a 2:1 forward stock split on all its common and preferred shares.
(13)	On December 22, 2015 Strategic Data Command, LLC effected a 3:1 stock split on its common shares.
(14)	On October 28, 2015, Orchestra One, Inc. (f/k/a Learnist Inc.) completed a change in business, recapitalization and series A-1 preferred stock financing. The Company elected to convert its existing preferred shares into common shares effective November 9, 2015.
(15)	On January 6, 2016, Gilt Groupe Holdings, Inc. entered into an agreement and plan of merger with Lord and Taylor Acquisition, Inc. to acquire the outstanding Gilt Groupe Holdings, Inc. common stock for approximately $2.1697 per share less applicable costs of the transaction. These are estimates and are subject to change in connection with the final aggregate merger consideration.

See notes to the condensed consolidated financial statements

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The table below displays all the Company’s subsidiaries as of March 31, 2016. The “GSVC Holdings,” were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GSV Capital Lending, LLC (“GCL”), was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “— Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
Subsidiaries below are referred to Collectively, the “GSVC Holdings”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC NG Holdings, Inc. (“GNG”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC WS Holdings, Inc. (“GWS”)	Delaware	November 28, 2012	100%
SPNPM Holdings LLC (“SPNPM”)	Delaware	July 12, 2013	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services —

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to the Company and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the GSVC Holdings and GCL, its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
March 31, 2016
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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, the board of directors or the valuation committee of the board of directors (the “Valuation Committee”), does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GSV Asset Management responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.	An independent third-party valuation firm is engaged by, or on behalf of, the Valuation Committee to conduct independent appraisals and review GSV Asset Management’s preliminary valuations and make their own independent assessment, for all investments for which there are no readily available market quotations;
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
March 31, 2016
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

For the quarter ended March 31, 2015	100%
For the quarter ended June 30, 2015	100%
For the quarter ended September 30, 2015	100%
For the quarter ended December 31, 2015	100%
For the quarter ended March 31, 2016	100%

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
March 31, 2016
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

Levelling Policy

The portfolio companies in which the Company invests periodically offer their shares in IPOs. The Company’s shares in such portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 1 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date. In situations where the lock-up restrictions have expired, but other factors restrict the sale of the investment, the Company will consider the nature of any restrictions on the sale of the investment. The Company will classify the investment as either Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale or as Level 1. The Company transfers investments between levels based on the fair value at the end of the measurement period in accordance with ASC 820.

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

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of another person. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2016 and December 31, 2015, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Cash

The Company places its cash with U.S. Bank, N.A. and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that both U.S. Bank, N.A. and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Company recorded origination expenses related to the Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the expected life of the Credit Facility. In the event that the Company modifies or extinguishes the Credit Facility, it follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of the Credit Facility, any unamortized deferred costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised against the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of March 31, 2016 and December 31, 2015, the Company had deferred financing costs of $328,820, and $352,653, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2016	December 31, 2015
Unamortized origination costs	$153,517	$210,998
Deferred offering costs	175,303	141,655
Deferred Financing Costs	$328,820	$352,653

Restricted Cash

As of March 31, 2016 and December 31, 2015, the Company had Restricted Cash of $75,681 and $52,931, respectively, which is included on the Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2016 and December 31, 2015, Restricted Cash consisted of a deposit for the Company’s fidelity bond as well as excess funds remaining in escrow after the purchase of the government securities that will be used to make the scheduled interest payments on the Company’s $69 million aggregate principal amount of the Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year and mature on September 15, 2018 (the “Convertible Senior Notes”). See the table below and “Note 9 — Long Term Liabilities” for further detail.

	March 31, 2016	December 31, 2015
Deposit for the Company’s Fidelity Bond	$25,000	$25,000
Excess funds	50,681	27,931
Restricted Cash	$75,681	$52,931

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on the secondary markets, which may involve making deposits to escrow accounts until certain conditions are met including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. These transactions are reflected on the Condensed Consolidated Statement of Assets and Liabilities as Escrow deposits. At March 31, 2016 and December 31, 2015, the Company had no Escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company has elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the 2014 taxable year, qualified to elect to be treated as a RIC for the 2015 taxable year and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which they were carried forward.

If the Company does not distribute (or is not deemed to have distributed) each calendar year a sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), it will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Code, for its 2012 taxable year. In September 2014, the Company filed its 2013 tax return as a RIC and sought to be granted RIC status for its 2013 taxable year; however, the Company determined it would not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it was certified by the Securities and Exchange Commission (the “SEC”) as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). The Company has not received such SEC Certification for its 2013 taxable year, and in September 2015, the Company determined it was in the best interests of its stockholders to file the 2013 tax return as a C corporation.

The Company determined, however, that it satisfied the requirements to qualify as a RIC for the 2014 taxable year and elected to be treated as a RIC in its 2014 tax return filed in September 2015. So long as the Company qualifies and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the condensed consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements.

If the Company is not treated as a RIC, the Company will be taxed as a C corporation under the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. Refer to “Note 8 — Income Taxes” for further details regarding the Company’s tax status.

Per Share Information

Basic net increase/(decrease) in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net increase/(decrease) in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with ASC 260 to determine the number of potentially dilutive shares outstanding. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

Recently Adopted Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt Issuance costs related to lines of credit are not required to be deducted from the carrying amount of that debt liability.

Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. The Company has adopted this standard for the interim period ended March 31, 2016.

As a result, deferred financing costs of $1,947,572 as of December 31, 2015 related to the Convertible Senior Notes are now presented as a reduction to the Convertible Senior Notes in the Condensed Consolidated Statements of Assets and Liabilities. In prior periods, these deferred debt financing costs had been presented as assets on the Condensed Consolidated Statements of Assets and Liabilities. The unamortized balances of debt issuance costs related to the Credit Facility remain in Deferred financing costs on the Condensed Consolidated Statements of Assets and Liabilities. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Deferred Financing Costs” and “Note 9 — Long Term Liabilities” to our condensed consolidated financial statements as of March 31, 2016 for further detail.

On January 1, 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis (ASC 810), which amends the guidance for determining whether an entity is a variable interest entity (“VIE”). ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships and, with it, the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. Adoption of ASU 2015-02 did not affect the consolidation analysis for any of the Company’s investments.

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

“Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of †o.”

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”). Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Incentive Fees

For GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), for all periods the Company is required to accrue incentive fees as if the Company had fully liquidated the entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2016 and December 31, 2015. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three months ended March 31, 2016, the Company reversed previously accrued incentive fees of $5,118,584, and for the three months ended March 31, 2015, the Company accrued incentive fees of $8,211,728.

Management Fees

GSV Asset Management earned $1,958,000 and $1,921,128 in management fees for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company was owed $1,623 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of March 31, 2016, the Company owed GSV Asset Management $25,690 for the reimbursement of other expenses.

As of December 31, 2015, the Company was owed $220,770 from GSV Asset Management for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, the Company owed GSV Asset Management $5,047,429 for earned incentive fees and for the reimbursement of other expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $599,950, and $802,396 in such costs incurred under the Administration Agreement for the three months ended March 31, 2016 and 2015, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At March 31, 2016, the Company had 94 positions in 46 portfolio companies. At December 31, 2015, the Company had 96 positions in 48 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2016 and December 31, 2015.

	March 31, 2016 (Unaudited)		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$55,420,554	$86,298,618	$60,910,974	$102,319,140
Preferred Stock	196,096,398	214,250,621	197,215,605	216,291,092
Debt Investments	5,688,296	5,685,506	4,177,804	4,175,859
Warrants	301,772	394,791	301,772	469,306
Subtotal – Private Portfolio Companies	257,507,020	306,629,536	262,606,155	323,255,397
Publicly Traded Portfolio Companies
Common Stock	30,743,688	18,658,860	30,743,688	26,553,370
Total Private and Publicly Traded Portfolio Companies	288,250,708	325,288,396	293,349,843	349,808,767
Non-Portfolio Investments
U.S. Treasury Bill	29,999,883	29,999,883	29,999,968	30,000,000
U.S. Treasury Strips	1,845,845	1,847,613	3,675,192	3,676,693
Total Non-Portfolio Investments	31,845,728	31,847,496	33,675,160	33,676,693
Total Investments	$320,096,436	$357,135,892	$327,025,003	$383,485,460

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016 (unaudited)
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$86,298,618	$86,298,618
Preferred Stock	—	—	214,250,621	214,250,621
Debt Investments	—	—	5,685,506	5,685,506
Warrants	—	—	394,791	394,791
Subtotal – Private Portfolio Companies	—	—	306,629,536	306,629,536
Publicly Traded Portfolio Companies
Common Stock	18,658,860	—	—	18,658,860
Total Private and Publicly Traded Portfolio Companies	18,658,860	—	306,629,536	325,288,396
Non-Portfolio Investments
U.S. Treasury Bill	29,999,883	—	—	29,999,883
U.S. Treasury Strips	1,847,613	—	—	1,847,613
Total Non-Portfolio Investments	31,847,496	—	—	31,847,496
Total Assets at Fair Value	$50,506,356	$—	$306,629,536	$357,135,892

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets and liabilities as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2016 and December 31, 2015. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of March 31, 2016 (Unaudited)
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$86,298,618	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	2.3x – 3.0x (2.7x)
			EBIT multiples	21.2x – 28.2x (24.7x)
		Income approach	Revenue multiples	4.5x – 5.0x (4.8x)
			EBIT multiples	18.0x – 21.0x (19.5x)
			Discount rate	35% (35%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	$214,250,621	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	1.3x – 3.0x (2.1x)
			EBIT multiples	4.0x – 25.0x (14.5x)
		Income approach	Revenue multiples	2.0x – 5.0x (3.7x)
			EBIT multiples	10.0x – 35.0x (18.0x)
			Discount rate	30% – 50% (40%)
Debt Investments	$5,685,506	Market approach	Amortized Cost	N/A
Warrants	$394,791	Option pricing model	Term to expiration (Years)	0.78 – 3.00 (2.33)
			Strike price	0.13 – 4.59 (1.20)
			Volatility	8.5% – 177.9% (89.9%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

As of December 31, 2015
Asset (Liability)	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$102,319,140	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	4.5x – 5.4x (5.0x)
			EBIT multiples	34.2x (34.2x)
			Discount rate	35% (35%)
		Liquidation Value	Liquidation Value	N/A
Preferred stock in private companies	$216,291,092	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.3x – 6.0x (3.4x)
			EBIT multiples	12.0x – 32.0x (19.5x)
			Discount rate	30% – 50% (40%)
Debt Investments	$4,175,859	Market approach	Amortized Cost	N/A
Warrants	$469,306	Option pricing model	Term to expiration (Years)	1.03 – 3.00 (2.46)
			Strike price	0.13 – 4.59 (1.20)
			Volatility	30% – 50% (40.9%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

The significant unobservable inputs used in determining the fair value of the assets and liabilities are shown above. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher/(lower) fair values all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher/(lower) fair values all else equal.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2016 and 2015 as follows:

	Three months ended March 31, 2016 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Purchases of investments	—	4,505,111	1,500,840	—	6,005,951
Sales of investments	(3,400,708)	(1,638,924)	—	—	(5,039,632)
Realized gains/(losses)	(7,049,327)	974,224	—	—	(6,075,103)
Amortization of fixed income security premiums and discounts	—	—	9,648	—	9,648
Net change in unrealized appreciation/(depreciation) included in earnings	(5,570,487)	(5,880,882)	(841)	(74,515)	(11,526,725)
Fair Value as of March 31, 2016	$86,298,618	$214,250,621	$5,685,506	$394,791	$306,629,536
Net change in unrealized appreciation/(depreciation) of Level 3 investments still held as of March 31, 2016	$(12,466,272)	$(5,880,882)	$(841)	$(74,515)	$(18,422,510)

	Three months ended March 31, 2015 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$—	$281,724,067
Purchases of investments	1,280	8,016,099	972,746	—	—	8,990,125
Net change in unrealized appreciation/(depreciation) included in earnings	(1,163,706)	11,780,841	35,974	(160,570)	—	10,492,539
Fair Value as of March 31, 2015	$84,436,041	$213,643,985	$2,382,930	$743,775	$—	$301,206,731
Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of March 31, 2015	$(1,163,706)	$11,780,841	$35,974	$(160,570)	$—	$10,492,539
Liabilities:
Fair Value of December 31, 2014	$—	$—	$—	$—	$1,000	$1,000
Fair Value as of March 31, 2015	$—	$—	$—	$—	$1,000	$1,000

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
March 31, 2016
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share for the three months ended March 31, 2016 and 2015. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	Three months ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Earnings/(loss) per common share – basic:
Net increase/(decrease) in net assets resulting from operations	$(24,949,064)	$16,664,622
Weighted average common shares outstanding – basic	22,181,003	19,320,100
Earnings/(loss) per common share – basic	$(1.12)	$0.86
Earnings/(loss) per common share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	$(24,949,064)	$16,664,622
Adjustments for interest on Convertible Senior Notes and deferred debt issuance costs	—	627,014
Net increase/(decrease) in net assets resulting from operations, as adjusted	$(24,949,064)	$17,291,636
Weighted average common shares outstanding – basic	22,181,003	19,320,100
Adjustments for dilutive effect of Convertible Senior Notes(1)	—	4,244,128
Weighted average common shares outstanding – diluted	22,181,003	23,564,228
Earnings/(loss) per common share – diluted	$(1.12)	$0.73

(1)	For the three months ended March 31, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2016 and December 31, 2015, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended March 31, 2016 (Unaudited)		Three months ended March 31, 2015 (Unaudited)
Per Share Data
Net asset value at beginning of period	$12.08		$14.80
Net investment income/(loss)	0.02	(1)	(0.39	)(1)
Realized gain/(loss)	(0.27	)(1)	0.68	(1)
Provision for taxes on net realized capital gains	—	(1)	(0.28	)(1)
Net change in unrealized appreciation/(depreciation)	(0.87	)(1)	1.44	(1)
Provision for taxes on unrealized appreciation of investments	—	(1)	(0.59	)(1)
Net asset value at end of period	$10.96		$15.66
Per share market value at end of period	$5.60		$9.80
Total return based on market value	(15.28	)%(2)	13.56	%(2)
Total return based on net asset value	(9.27	)%(2)	5.81	%(2)
Shares outstanding at end of period	22,181,003		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$243,061,881		$302,568,295
Average net assets	$275,907,870		$296,308,650
Annualized ratios
Ratio of gross operating expenses to average net assets(3)	(0.65)%		17.59%
Ratio of net income tax provisions to average net assets(3)	—%		(15.80)%
Ratio of net operating expenses to average net assets(3)	(0.65)%		1.79%
Ratio of net investment income/(loss) to average net assets(3)	0.80%		(10.36)%
Portfolio Turnover Ratio	1.49%		2.33%

(1)	Based on weighted-average number of shares outstanding for the period.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the three months ended March 31, 2016 and 2015, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 8 — INCOME TAXES

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. Accordingly, the Company must generally distribute at least 90% of its ICTI to qualify for the treatment accorded to a RIC and to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

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

As of January 1, 2014, the Company had net unrealized built-in gains. It did not incur a built-in-gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The Company has recorded a $12.5 million deferred tax liability as of March 31, 2016, of which approximately $10.2 million has been recorded in the event such gains are recognized by December 31, 2019.

The GSVC Holdings are C corporations for U.S. federal and state income tax purposes. The Company uses the asset and liability method to account for the GSVC Holdings’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carryforwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a $12.5 million deferred tax liability as of March 31, 2016, of which approximately $2.3 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

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
March 31, 2016
(Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2012 – 2015 and 2011 – 2015, respectively.

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2016, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG TERM LIABILITIES

Convertible Senior Notes payable

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes were convertible into shares of the Company’s common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 of principal amount of the Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $16.26 per share of common stock. As a result of the Company’s dividend paid on December 31, 2015 to stockholders of record on November 16, 2015, the conversion rate was increased to 82.7567 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.08 per share of common stock.

The terms of the offering required the Company to place a portion of the proceeds of the offering ($10,867,500) in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the Convertible Senior Notes were issued. Funds in the Interest Escrow were used to purchase six U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. The Government Securities have been, and will continue to be, used to make the first six scheduled interest payments on the Convertible Senior Notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes are secured by a pledge of the Company’s interest in the Interest Escrow. At March 31, 2016, the remaining Government Securities are shown on the Condensed Consolidated Schedule of Investments and have an amortized cost of $1,845,845. The table below shows a reconciliation from the aggregate principal amount of Convertible Senior Notes to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2016	December 31, 2015
Aggregate Principal Amount of Convertible Senior Notes	$69,000,000	$69,000,000
Amortization of Embedded Derivative Discount	(368,735)	(403,381)
Direct deduction of deferred debt issuance costs	(1,768,190)	(1,947,572)
Convertible Senior Notes	$66,863,075	$66,649,047

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

As of March 31, 2016 and December 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The Credit Facility matures on December 31, 2016 and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0% on amounts drawn under the Credit Facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, the Company must repay all outstanding borrowings so that there is at least one 30-day period every twelve months during which the Company has no balance outstanding. Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 9 — LONG TERM LIABILITIES  – (continued)

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of March 31, 2016, the Company had no borrowings under the Credit Facility. For the three months ended March 31, 2016 and 2015, the Company had average borrowings outstanding under the Credit Facility of $0 and $12,655,556, respectively.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From March 31, 2016 through May 10, 2016, the Company closed on investment purchases of $3,999,990 plus transaction costs as shown in the following table. “Total Gross Payments” include both the actual cost of an investment, as well as capitalized costs (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to the Company’s condensed consolidated financial statements as of March 31, 2016.

Portfolio Company	Industry	Transaction Date	Gross Payments
Snapchat Inc. Preferred Shares	Communication and entertainment platform	May 6, 2016	$3,999,990
Total Gross Payments			$3,999,990

From March 31, 2016 through May 10, 2016, the Company sold investments of $661,968 net of transaction costs as shown in the following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain
Lyft, Inc.	April 15, 2016	27,582	$24.00	$661,968	$382,078
Totals				$661,968	$382,078

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From March 31, 2016 through May 10, 2016, the Company made no such escrow deposits.

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

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. The fair value, as of March 31, 2016, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $325,288,396. The following table summarizes the investment purchases we funded during the three months ended March 31, 2016. “Total Gross Payments” include both the actual cost of an investment, as well as capitalized costs (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” for further detail.

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2016
Curious.com Inc. (Online Education)	$2,000,003
Fullbridge, Inc. (Business Education)	1,000,000
Lytro Inc. (Light Field Imaging Platform)	2,500,001
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Incubator)	500,000
Capitalized Fees	5,947
Total Gross Payments	$6,005,951

The tables below summarize the portfolio investments we sold during the three months ended March 31, 2016, and 2015, respectively.

Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gains/ (Losses)(2)
Bloom Energy Corporation	March 31, 2016	201,589	$14.75	$2,973,437	$(882,162)
Gilt Groupe Holdings, Inc.(3)	March 31, 2016	248,600	1.72	427,270	(6,167,164)
Lyft, Inc.	March 31, 2016	65,557	25.00	1,638,925	974,224
Total				$5,039,632	$(6,075,102)

Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gains(2)
Twitter, Inc.	March 31, 2015	400,000	$48.90	$19,558,200	$13,220,095
Total				$19,558,200	$13,220,095

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).
(2)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments.
(3)	In January 2016, Gilt Groupe Holdings, Inc. sold for $250 million to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.

Results of Operations

For the three months ended March 31, 2016 and 2015

	March 31, 2016		March 31, 2015		Change	Explanation
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$102,652	$0.00	$59,024	$0.00	$43,628	Investment income increased due primarily to the addition of new term loans to Fullbridge, Inc. and NestGSV, Inc. (d/b/a GSV Labs, Inc.).
Interest income	97,367	0.00	59,024	0.00	38,343
Dividend income	5,285	0.00	—	—	5,285
Total Operating Expenses	(444,355)	(0.02)	12,852,430	0.67	(13,296,785)	Total operating expenses decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the reversal during the quarter of previously accrued incentive fees, which resulted from net realized losses from the sales of our investments in Bloom Energy Corporation, Gilt Groupe Holdings, Inc. and Lyft Inc., and the unrealized depreciation of our portfolio investments in the aggregate. Costs under the Administration Agreement decreased due to lower general and administrative expenses, overhead allocation and travel expenses for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Interest expense decreased due to lower average borrowings on the Credit Facility for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Professional fees increased during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily because of higher accounting fees incurred.
Management fees	1,958,000	0.09	1,921,128	0.10	36,872
(Reversal of Incentive fee accrual)/Incentive fees	(5,118,584)	(0.23)	8,211,728	0.43	(13,330,312)
Costs incurred under Administration Agreement	599,950	0.03	802,396	0.04	(202,446)
Directors’ fees	86,250	0.00	85,306	0.00	944
Professional fees	637,128	0.03	341,744	0.02	295,384
Interest expense	1,183,163	0.05	1,368,803	0.07	(185,640)
Other expenses	209,738	0.01	121,325	0.01	88,413

Benefit for taxes on net investment loss	—	—	5,223,611	0.27	(5,223,611)	Benefit for taxes on net investment loss decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued.

Net Investment Income/(Loss)	547,007	0.02	(7,569,795)	(0.39)	8,116,802	Our net investment income increased between periods primarily due to the large reversal of incentive fees and the fact that we accrued no new tax provision for the three months ended March 31, 2016, as discussed above.

Net Realized Gain/(Loss) on Investments	(6,075,070)	(0.27)	13,218,403	0.68	(19,293,473)	The components of our net realized gains and losses on investments are reflected in the tables on the previous page.

Provision for taxes on Net Realized Capital Gains	—	—	(5,397,074)	(0.28)	5,397,074	Our provision for taxes on net realized capital gains decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued.

Net change in Unrealized Appreciation/(Depreciation) of Investments	(19,421,001)	(0.87)	27,784,081	1.44	(47,205,082)	The components of our net change between periods in unrealized appreciation/ (deprecation) of investments are reflected in the table below.

Provision for taxes on Unrealized Appreciation of Investments	—	—	(11,370,993)	(0.59)	11,370,993	Our provision for taxes on net change in unrealized appreciation decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued.

Net Increase/(Decrease) in Net Assets Resulting from Operations	$(24,949,064)	$(1.12)	$16,664,622	$0.86	$(41,613,686)

(1)	The per-share figures are based on weighted averages of 22,181,003 and 19,320,100 shares of common stock outstanding for the three months ended March 31, 2016 and 2015, respectively.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	March 31, 2016 (Unaudited)			December 31, 2015
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Palantir Technologies, Inc.	$(10,236,707)	$17,198,903	$46,116,541	$28,917,638	$17,198,903	$56,353,248	$39,154,345
Gilt Groupe Holdings, Inc.	6,055,046	—	—	—	6,594,433	539,387	(6,055,046)
Stormwind, LLC	1,032,647	6,130,474	10,783,593	4,653,119	6,130,474	9,750,946	3,620,472
Twitter, Inc.	(5,275,954)	14,271,866	13,249,930	(1,021,936)	14,271,866	18,525,884	4,254,018
Dropbox, Inc.	(3,047,448)	13,656,926	19,184,740	5,527,814	13,656,926	22,232,188	8,575,262
Chegg, Inc.	(2,684,938)	14,022,863	5,275,252	(8,747,611)	14,022,863	7,960,190	(6,062,673)
Dataminr, Inc.	(2,607,255)	3,164,265	8,781,134	5,616,869	3,164,265	11,388,389	8,224,124
SugarCRM, Inc.	(1,356,844)	6,977,024	8,626,462	1,649,438	6,977,024	9,983,306	3,006,282
GSV Sustainability Partners	(1,245,000)	7,161,412	5,005,000	(2,156,412)	7,161,412	6,250,000	(911,412)
Other(1)	(54,548)	237,512,703	240,113,240	2,600,537	237,846,837	240,501,922	2,655,085
Totals	$(19,421,001)	$320,096,436	$357,135,892	$37,039,456	$327,025,003	$383,485,460	$56,460,457

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	March 31, 2015 (Unaudited)			December 31, 2014
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Twitter, Inc.	$9,050,631	$21,213,458	$60,126,048	$38,912,590	$27,551,563	$57,413,522	$29,861,959
Dataminr, Inc.	7,973,954	3,164,265	11,918,699	8,754,434	3,164,265	3,944,745	780,480
2U, Inc. (f/k/a 2tor, Inc.)	7,028,873	10,032,117	30,371,382	20,339,265	10,032,117	23,342,509	13,310,392
Lyft, Inc.	3,658,099	7,507,216	11,160,735	3,653,519	5,003,634	4,999,054	(4,580)
Chegg, Inc.	1,230,103	14,022,863	9,403,196	(4,619,667)	14,022,863	8,173,093	(5,849,770)
Gilt Groupe Holdings, Inc.	(2,039,464)	6,594,433	1,128,644	(5,465,789)	6,594,433	3,168,108	(3,426,325)
Other(1)	881,885	346,728,463	382,820,894	36,092,431	342,030,838	377,241,384	35,210,546
Totals	$27,784,081	$409,262,815	$506,929,598	$97,666,783	$408,399,713	$478,282,415	$69,882,702

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of our equity and debt securities, advances from our Credit Facility, as well as the sales of our investments.

Our primary use of cash is to make investments and to pay our operating expenses. Our current policy is to maintain cash reserves and liquid securities in an amount sufficient to pay our operating expenses, including investment management fees and costs incurred under the Administration Agreement, for approximately two years. For the three months ended March 31, 2016 and 2015 our operating expenses were $(444,355), and $12,852,430, respectively.

Cash Reserves and Liquid Securities	As of March 31 2016	As of March 31 2015
Cash	$4,381,411	$8,060,624
Amounts available for borrowing under the Credit Facility(1)	18,000,000	2,000,000
Securities of Publicly Traded
Portfolio Companies(2)
Unrestricted securities(3)	18,525,182	69,529,244
Subject to other Sales Restrictions(4)(5)	133,678	30,687,788
Total	18,658,860	100,217,032
Total Cash reserves and Liquid securities	$41,040,271	$110,277,656

(1)	Subject to leverage and borrowing base restrictions under the Credit Facility. Refer to “Note 9 — Long Term Liabilities” to our condensed consolidated financial statements as of March 31, 2016 for details regarding the Credit Facility.
(2)	Our portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(3)	“Unrestricted Securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale.
(4)	As of March 31, 2016, this balance represents our shares of common stock of Cricket Media (f/k/a ePals Inc.). These shares are freely tradable, however at certain times during the year, these shares may be subject to black-out periods as a result of Michael Moe’s position as a director of Cricket Media. During these blackout periods, we may be unable to sell these securities under Canadian securities law.
(5)	As of March 31, 2015, this balance represents our common shares of Cricket Media (f/k/a ePals Inc.) and 2U, Inc. (f/k/a 2tor, Inc.). During the majority of the year, these shares are freely tradable, however at certain times during the year, these shares are subject to black-out periods as a result of Michael Moe’s seats on the boards of directors of these portfolio companies. During these blackout periods, we are unable to sell these securities under Canadian and U.S. securities law.

During the three months ended March 31, 2016, cash and cash equivalents decreased to $4,381,411 at the end of the period, from $13,349,877 at the beginning of the period. The decline in cash and cash equivalents was primarily due to $4,993,660 and $1,985,511 in payments to GSV Asset Management for earned incentive and management fees, respectively, as well as $1,811,250 in interest payments on the Convertible Senior Notes. These payments were partially offset by net proceeds of $867,798 from the purchase and sales of investments. During the three months ended March 31, 2016, there were no financing activities that impacted our cash and cash equivalents.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the three months ended March 31, 2016 or the year ended December 31, 2015.

As a result of our distribution, which was paid on December 31, 2015, we issued 2,860,903 shares of common stock. Refer to “— Distributions” below for details of the distribution paid.

As of March 31, 2016, we had no borrowings under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$26.5	$26.5	$—	$—	$—
Convertible Senior Notes(2)	69.0	—	69.0	—	—
Credit Facility(3)(4)	—	—	—	—	—
Total	$95.5	$26.5	$69.0	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on April 7, 2016, when the United States Treasury Bill matured and the $3.5 million margin deposit that was posted as collateral was returned.
(2)	The balance reflected for the Convertible Senior Notes reflects the principal balance payable to investors. Refer to “Note 9 — Long Term Liabilities” to our condensed consolidated financial statements as of March 31, 2016 for more information.
(3)	The total unused amount of the Credit Facility as of March 31, 2016 was $18 million.
(4)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

Although we elected to be treated as a RIC under Subchapter M of the Code for the 2014 taxable year and continue to qualify to be treated as a RIC, we were taxed as a C Corporation under the Code for our 2013 taxable year. So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. Included in our condensed consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether we are a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

We have also qualified to be treated as a RIC for the 2015 taxable year and continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our condensed consolidated financial statements as of March 31, 2016 for more information.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of March 31, 2016, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 82.7567 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.08 per share of common stock. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” and “Note 9 — Long Term Liabilities” to our condensed consolidated financial statements as of March 31, 2016 for more information regarding the Convertible Senior Notes.

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with an $18 million Credit Facility, which matures on December 31, 2016 and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% and (ii) 8.0% on amounts drawn. As of March 31, 2016, we had no borrowings under the Credit Facility. Refer to “Note 9 — Long Term Liabilities” to our condensed consolidated financial statements as of March 31, 2016 for a detailed discussion of the Credit Facility.

Related-Party Transactions

We have entered into the Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, our Chief Executive Officer and Chair of our board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Advisory Agreement. Mr. Moe, William Tanona, our Chief Financial Officer, Treasurer and Secretary, and Mark Flynn, our President, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. Mark Klein, a member of our board of directors, or entities with which he is affiliated, may receive fees from GSV Asset Management in connection with any offering of our securities and, from time to time, for consulting or non-investment advisory services he may provide to GSV Asset Management.

Pursuant to the Advisory Agreement, GSV Asset Management is paid a base annual fee of 2.00% of gross assets, which is our total assets as reflected on our Statement of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of (i) 20% of our realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Incentive Fees

For GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), we are required to accrue incentive fees as if we had fully liquidated our entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2016 and December 31, 2015. This accrual considers both the hypothetical liquidation of our portfolio described previously, as well as our actual cumulative realized gains and losses since inception and any previously paid incentive fees.

For the three months ended March 31, 2016, we reversed previously accrued incentive fees of $5,118,584, and for the three months ended March 31, 2015 we accrued incentive fees of $8,211,728.

Management Fees

GSV Asset Management earned $1,958,000 and $1,921,128 in management fees for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, we were owed $1,623 from GSV Asset Management for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition, as of March 31, 2016, we owed GSV Asset Management $25,690 for earned incentive fees and, to a lesser extent, for the reimbursement of other expenses.

As of December 31, 2015, we were owed $220,770 from GSV Asset Management for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, we owed GSV Asset Management $5,047,429 for earned incentive fees and, to a lesser extent, for the reimbursement of other expenses.

We have entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services. GSV Asset Management controls GSV Capital Service Company. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services, which creates a conflict that our board of directors must monitor. While there is no limit on the total amount of expenses we may be required to reimburse GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. There were $599,950 and $802,396 in such costs incurred under the Administration Agreement for the three months ended March 31, 2016 and 2015, respectively.

Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of our portfolio companies. Diane Flynn, who is the spouse of our President, Mark Flynn, serves as Chief Marketing Officer of NestGSV, Inc. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of our portfolio companies, is the brother-in-law of our President, Mark Flynn. As of March 31, 2016, the fair value of our investments in NestGSV, Inc. and Enjoy Technology, Inc. was $7,316,469 and $5,439,400, respectively. Another one of our portfolio companies, GSV Sustainability Partners, utilizes office space paid for by GSV Asset Management without paying GSV Asset Management or us any consideration for rent. We do not consider this an arms-length transaction.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, as of March 31, 2016, GSV Asset Management also managed GSV X Fund, a global long/short absolute return fund (“GSV X Fund”), and Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (the “Coursera Funds”), and serves as sub-adviser for GSV Ventures I LLC, GSV Ventures II LLC and GSV Ventures III LLC, each a venture capital and growth equity fund (collectively, the “GSV Ventures Funds”), and will likely manage one or more private funds in the future.

While the investment focus of each of these entities, including the GSV X Fund, the Coursera Funds and the GSV Ventures Funds, may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser, GSV Asset Management, intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both us and the other funds that are currently, or in the future may be, managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that we have priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

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

We also adopted a code of ethics which applies to, among others, our senior officers, including our Chief Executive Officer, President and Chief Financial Officer, as well as all of our officers, directors and employees. Our code of ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our code of ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our board of directors is charged with approving any waivers under our code of ethics. As required by the Nasdaq corporate governance listing standards, the Audit Committee of our board of directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.

Investments at fair value

We apply fair value accounting in accordance with GAAP and the AICPA's Audit and Accounting Guide for Investment Companies. We value our assets on a quarterly basis, or more frequently if required under the 1940 Act.

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

Level 1 — Valuations based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 3 — Investments at Fair Value” to the condensed consolidated financial statements as of March 31, 2016 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — Levelling Policy” to the condensed consolidated financial statements as of March 31, 2016 for a detailed discussion of the levelling of our financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

Securities for which market quotations are readily available on an exchange are valued at the closing price of such security on the valuation date; however, if they are subject to restrictions upon sale (such as lock-up restrictions), they may be discounted accordingly. We may also obtain quotes with respect to certain of our investments from pricing services, brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined to be adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, our board of directors or the Valuation Committee, does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GSV Asset Management responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.	An independent third-party valuation firm is engaged by, or on behalf of, the Valuation Committee to conduct independent appraisals and review management's preliminary valuations and make their own independent assessment, for all investments for which there are no readily available market quotations;
4.	The Valuation Committee discusses the valuations and recommends to our board of directors a fair value for each investment in the portfolio in good faith based on the input of GSV Asset Management and the independent third-party valuation firm; and,
5.	Our board of directors then discusses the valuations recommended by the Valuation Committee and determines in good faith the fair value of each investment in the portfolio.

In making a good faith determination of the fair value of investments, we consider valuation methodologies consistent with industry practice. Valuation methods utilized include, but are not limited to the following: comparisons to prices from secondary market transactions; venture capital financings; public offerings; purchase or sales transactions; as well as analysis of financial ratios and valuation metrics of the portfolio companies that issued such private equity securities to peer companies that are public, analysis of the portfolio companies' most recent financial statements and forecasts, and the markets in which the portfolio company does business, and other relevant factors. We assign a weighting based upon the relevance of each method to determine the fair value of each investment.

We engage at least one independent valuation firm to perform valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We consider the independent valuations provided by the valuation firm(s), among other factors, in making our fair value determinations. The table below shows the percentages of our investments for which there are no readily available market quotations, for which an independent valuation firm was engaged to perform valuations, during the current and prior fiscal year.

For the quarter ended March 31, 2015	100%
For the quarter ended June 30, 2015	100%
For the quarter ended September 30, 2015	100%
For the quarter ended December 31, 2015	100%
For the quarter ended March 31, 2016	100%

Recent Developments

Portfolio Activity

From March 31, 2016 through May 10, 2016, we closed on investment purchases of $3,999,990 plus transaction costs as shown in the following table. “Total Gross Payments” include both the actual cost of an investment, as well as capitalized costs (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2016.

Portfolio Company	Industry	Transaction Date	Gross Payments
Snapchat Inc. Preferred Shares	Communication and entertainment platform	May 6, 2016	$3,999,990
Total Gross Payments			$3,999,990

From March 31, 2016 through May 10, 2016, we sold investments of $661,968 net of transaction costs as shown in the following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain
Lyft, Inc.	April 15, 2016	27,582	$24.00	$661,968	$382,078
Totals				$661,968	$382,078

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

We are frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or us. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From March 31, 2016 through May 10, 2016, we made no such escrow deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an indirect effect on the business, financial condition and results of operations of the portfolio companies in which we invest.

As of March 31, 2016, all of our debt investments bore a fixed rate of interest. As of March 31, 2016, all of our borrowings bear a fixed rate of interest with the exception of the Credit Facility which is indexed to the prime rate. We do not expect a significant impact on net investment income due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income should the prime rate rise.

Based on our March 31, 2016 balance sheet, the following table shows the annual impact on net income of changes in interest rates assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income/ (Loss)
Up 300 Basis points	$—	$330,000	$(330,000)
Up 200 Basis points	$—	$300,000	$(300,000)
Up 100 Basis points	$—	$270,000	$(270,000)
Down 100 Basis points	$—	$—	$—
Down 200 Basis points	$—	$—	$—
Down 300 Basis points	$—	$—	$—

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the Condensed Consolidated Statements of Assets and Liabilties and other business developments that could affect net increase in net assets resulting from operations, or net income.

Item 4. Controls and Procedures

As of March 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we and GSV Asset Management may, from time to time, be involved in litigation arising out of our and GSV Asset Management’s operations in the normal course of business or otherwise, except as set forth in “Item 3. Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, neither we nor GSV Asset Management is currently a party to any pending material legal proceedings. There have been no material developments in the legal proceedings described in “Item. 3 Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2015 since the date such report was filed with the SEC.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially and adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2016, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
11.1	Computation of Per Share Earnings (Included in “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share – Basic and Diluted” to our Condensed Consolidated Financial Statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at March 31, 2016
Control Investments
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,599,718	$—	$—	$—	$613,102	$5,212,820
Preferred shares, Series B	—	4,633,228	—	—	—	377,356	5,010,584
Preferred shares, Series A	—	518,000	—	—	—	42,189	560,189
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 06/30/16***	4,889	—	—	500,000	—	—	500,000
Preferred shares, Series D	—	4,960,565	—	—	—	—	4,960,565
Preferred shares, Series C	—	1,733,404	—	—	—	—	1,733,404
Preferred shares, Series B	—	—	—	—	—	—	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common shares	—	—	—	—	—	—	—
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	145,000	—	—	—	(45,000)	100,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	31,875	—	—	—	(9,375)	22,500
GSV Sustainability Partners
Preferred shares, Class A	—	6,250,000	—	—	—	(1,245,000)	5,005,000
Common shares	—	—	—	—	—	—	—
Total Control Investments	$4,889	$22,871,790	$—	$500,000	$—	$(266,728)	$23,105,062
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$133,978	$—	$—	$—	$(44,659)	$89,319
Preferred shares, Series A	—	191,993	—	—	—	(63,998)	127,995
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 09/30/15***	—	—	—	440	—	(440)	—
Promissory Note, 12%, 11/18/16***	748	25,000	—	—	—	—	25,000
Preferred shares, Series A	—	1,156,175	—	—	—	(107,218)	1,048,957
Preferred Warrants Series A – Strike Price $1.17, Expiration Date 11/18/2022	—	429	—	—	—	(322)	107
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	14,065	—	—	—	(10,549)	3,516
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	3,088	—	—	—	(2,316)	772

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at March 31, 2016
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	$—	$12,864	$—	$—	$—	$(9,648)	$3,216
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	55,000	—	—	—	(40,000)	15,000
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(4)	21,541	1,080,000	—	—	—	—	1,080,000
Convertible preferred shares, Series D	—	775,861	—	—	—	—	775,861
Convertible preferred shares, Series C	—	1,959,127	—	—	—	(45,643)	1,913,484
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	10,142	—	—	—	(7,099)	3,043
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	2,000,003	—	(738)	11,995,576
Declara, Inc.
Convertible Promissory Note 6% Due 12/30/16***	29,918	2,000,000	—	—	—	—	2,000,000
Preferred shares, Series A	—	9,999,999	—	—	—	—	9,999,999
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	400	—	1,282	501,682
Preferred shares, Series A	—	524,867	—	—	—	1,765	526,632
Fullbridge, Inc.
Convertible Promissory Note, 10% Due 3/02/2016***	35,340	1,020,859	—	10,048	—	(401)	1,030,506
Convertible Promissory Note, 10% Due 3/14/2017***	4,931	—	—	1,000,000	—	—	1,000,000
Preferred shares, Series D	—	3,111,714	—	1,040	—	(538,969)	2,573,785
Preferred shares, Series C	—	1,625,001	—	—	—	(280,918)	1,344,083
Common warrants, $0.91 Strike Price, Expiration Date 3/02/2020	—	2,831	—	—	—	8,493	11,324
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	1,862	—	—	—	5,585	7,447
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	5,769	7,692
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	4,121	—	—	—	12,363	16,484
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	1,649	2,473
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	824	—	—	—	1,649	2,473
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	7,143	—	—	—	14,286	21,429

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at March 31, 2016
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	$—	$—	$—	$120	$—	$(120)	$—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Orchestra One, Inc. (f/k/a Learnist Inc.)(5)
Common shares	—	4,364	(4,364)	—	—	—	—
Ozy Media, Inc.
Preferred shares, Series B	—	4,690,178	—	—	—	(22,222)	4,667,956
Preferred shares, Series A	—	3,907,004	—	—	—	(18,511)	3,888,493
Preferred shares, Series Seed	—	1,531,812	—	—	—	(7,257)	1,524,555
PayNearMe, Inc.
Preferred shares, Series E	—	13,974,887	—	—	—	—	13,974,887
Strategic Data Command, LLC(3)
Common shares	—	1,001,650	—	—	—	—	1,001,650
Total Affiliate Investments	$92,478	$66,075,585	$(4,364)	$3,012,051	$—	$(1,148,187)	$67,935,085

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(4)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest began compounding annually on November 26, 2015.
(5)	GSV Capital Corp.’s ownership percentage in Orchestra One, Inc. (f/k/a Learnist Inc.) declined below 5% and, as such, Orchestra One, Inc. is no longer classified as an “Affiliate Investment” as of March 31, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of March 31, 2016 to indicate that the investment in Orchestra One, Inc., while still held as of March 31, 2016, does not meet the criteria of an Affiliate Investment as defined in the Investment Company Act of 1940, as amended.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$491,252	$(491,252)	$—	$—	$—	$—
Preferred shares, Series A	—	629,309	(629,309)	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	—	260,888	4,599,718
Preferred shares, Series B	—	4,347,608	—	—	—	285,620	4,633,228
Preferred shares, Series A	—	391,592	—	—	—	126,408	518,000
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	—	3,499,999	—	9	4,960,565
Preferred shares, Series C	—	1,503,832	—	—	—	229,572	1,733,404
Preferred shares, Series B	—	265,980	—	—	—	(265,980)	—
Preferred shares, Series A	—	440,000	—	—	—	(440,000)	—
Common shares	—	1,000	—	—	—	(1,000)	—
Preferred Warrant Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	—	80,000	145,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	—	7,500	31,875
GSV Sustainability Partners
Preferred shares, Class A	—	4,850,000	—	2,300,156	—	(900,156)	6,250,000
Common shares	—	10,000	—	—	—	(10,000)	—
Total Control Investments	$—	$18,819,335	$(1,120,561)	$5,800,155	$—	$(627,139)	$22,871,790
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$—	$491,252	$320	$—	$(357,594)	$133,978
Preferred shares, Series A	—	—	629,309	—	—	(437,316)	191,993
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Term Loan, 12%, 09/30/15***	(6,440)	288,114	—	—	(292,798)	4,684	—
Term Loan, 12%, 11/18/16***(7)	—	—	—	26,104	—	(1,104)	25,000
Preferred shares, Series A	—	1,705,006	—	293,558	—	(842,389)	1,156,175
Circle Media, Inc. – Preferred Warrants Series A (f/k/a S3 Digital Corp.) – Strike Price $1.166, Expiration Date 11/18/2022	—	—	—	576	—	(147)	429
Preferred warrants, $1.17 Strike Price, Expiration Date 08/29/2021	—	58,019	—	—	—	(43,954)	14,065

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	$—	$12,736	$—	$—	$—	$(9,648)	$3,088
Preferred warrants, $1.17 Strike Price, Expiration Date 09/30/2020	—	64,322	—	—	—	(51,458)	12,864
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	—	(110,000)	55,000
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(5)	80,631	1,007,671	—	80,000	—	(7,671)	1,080,000
Convertible preferred shares, Series D	—	716,066	—	—	—	59,795	775,861
Convertible preferred shares, Series C	—	2,292,582	—	—	—	(333,455)	1,959,127
Preferred warrants, $4.59 Strike Price, Expiration Date 02/25/2018	—	12,508	—	—	—	(2,366)	10,142
Cricket Media (f/k/a ePals Inc.)**(4)(6)
Common shares	—	331,126	(331,126)	—	—	—	—
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	—	9,996,311
Declara, Inc.
Declara, Inc., Convertible Promissory Note 6% Due 12/30/16	658	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series A	—	10,019,825	—	—	—	(19,826)	9,999,999
EdSurge, Inc.
Preferred shares, Series A-1	—	—	—	500,960	—	(960)	500,000
Preferred shares, Series A	—	505,328	—	—	—	19,539	524,867
Fullbridge, Inc.
Convertible Promissory Note, 10% Interest rate, 03/02/16***	142,645	—	—	1,014,395	—	6,464	1,020,859
Preferred shares, Series D	—	3,111,714	—	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	—	1,625,001
Common warrants, $0.91 Strike Price, Expiration Date 3/02/2020	—	4,121	—	—	—	(1,290)	2,831
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	7,143	—	—	—	(5,281)	1,862
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	—	1,923
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	—	3,297	4,121
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	—	824	824
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	—	824

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	$—	$1,862	$—	$—	$—	$5,281	$7,143
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	3,995,221	—	—	(3,660,394)	(334,827)	—
Orchestra One, Inc. (f/k/a Learnist Inc.)
Common Shares(7)	—	—	5,379,310	—	—	(5,374,946)	4,364
Preferred shares, Series D	—	2,319,014	(2,319,014)	—	—	—	—
Preferred shares, Series E	—	1,610,296	(1,610,296)	—	—	—	—
Preferred shares, Series F	—	1,450,000	(1,450,000)	—	—	—	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	4,999,999	—	—	—	(309,821)	4,690,178
Preferred shares, Series A	—	4,165,091	—	—	—	(258,087)	3,907,004
Preferred shares, Series Seed	—	1,573,000	—	—	—	(41,188)	1,531,812
PayNearMe, Inc.
Preferred shares, Series E	—	9,982,064	—	3,999,998	—	(7,175)	13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	—	1,920	(5,000)	(189,506)	—
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	(12,373)	14,023	1,001,650
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/01/2016***	(3,074)	78,425	—	760	(50,000)	(29,185)	—
Preferred shares, Series B	—	128,902	—	—	—	(128,902)	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—	—
Total Affiliate Investments(6)	$214,420	$70,172,313	$789,435	$7,918,591	$(4,020,565)	$(8,784,189)	$66,075,585

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates – (continued)

(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.) priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media based on its December 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, serves on the board of directors for Cricket Media, which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(6)	Subsequent to the filing of its annual report on Form 10-K for the fiscal year ended December 31, 2015, GSV Capital Corp. identified that its investment in Cricket Media was inappropriately included as an affiliate as of December 31, 2015 in the accompanying Schedule of Investments in and Advances to Affiliates. Therefore, the Schedule of Investments in and Advances to Affiliates included in this quarterly report has been corrected to remove all Cricket Media balances related to the year ended December 31, 2015, including the total fair value of $67,296. Management does not consider these amounts to be material to its previously issued Schedule of Investments in and Advances to Affiliates.
(7)	Subsequent to the filing of GSV Capital Corp.’s annual report on Form 10-K for the fiscal year ended December 31, 2015, certain typographical formatting matters were identified where Schedule of Investments in and Advances to Affiliates activities were formatted in the incorrect columns. Such formatting matters have been corrected in this presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: May 10, 2016
By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: May 10, 2016	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)