Form 10-Q
period 2016-06-30
GSV Capital Corp.
filed 2016-08-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

The issuer had 22,181,003 shares of common stock, $0.01 par value per share, outstanding as of August 9, 2016.

GSV CAPITAL CORP.

i

ii

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $22,831,552 and $21,830,392, respectively)(1)	$23,666,295	$22,871,790
Investments in affiliated securities (cost of $71,984,912 and $73,942,123, respectively)(1)	62,705,806	66,075,585
Investments in non-controlled/non-affiliated securities (cost of $197,104,024 and $197,577,328, respectively)	226,652,817	260,861,392
Investments in treasury bill (cost of $29,999,640 and $29,999,968, respectively)	29,999,700	30,000,000
Investments owned and pledged (amortized cost of $1,849,291 and $3,675,192, respectively)(2)	1,850,371	3,676,693
Total Investments (cost of $323,769,419 and $327,025,003, respectively)	344,874,989	383,485,460
Cash	2,457,294	13,349,877
Restricted cash	75,681	52,931
Due from:
GSV Asset Management(1)	1,623	220,770
Portfolio companies(1)	52,492	56,371
Interest and dividends receivable	137,448	97,183
Prepaid expenses and other assets	163,720	227,826
Deferred financing costs(3)	298,984	352,653
Total Assets	348,062,231	397,843,071
LIABILITIES
Due to:
GSV Asset Management(1)	532,690	5,047,429
Accounts payable and accrued expenses	267,097	105,587
Accrued incentive fees(1)	9,288,757	17,314,565
Accrued management fees(1)	583,472	683,423
Accrued interest payable	1,056,563	1,056,563
Payable for securities purchased	26,499,600	26,499,357
Deferred tax liability	12,476,155	12,476,155
Line of credit payable	3,500,000	—
Convertible Senior Notes payable 5.25% due September 15, 2018(2)(3)	67,077,582	66,649,047
Total Liabilities	121,281,916	129,832,126
Commitments and contingencies (Note 6)
Net Assets	$226,780,315	$268,010,945

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES – (continued)
(UNAUDITED)

	June 30, 2016	December 31, 2015
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 22,181,003 issued and outstanding, respectively)	$221,810	$221,810
Paid-in capital in excess of par	237,757,527	237,757,527
Accumulated net investment loss	(17,539,071)	(16,634,037)
Accumulated net realized gains (losses) on investments	(2,289,367)	2,681,342
Accumulated net unrealized appreciation of investments	8,629,416	43,984,303
Net Assets	$226,780,315	$268,010,945
Net Asset Value Per Share	$10.22	$12.08

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	The Convertible Senior Notes have a face value of $69,000,000. Refer to “Note 9 — Long-Term Liabilities.” for a reconciliation of the carrying value to the face value. In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of June 30, 2016, five of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At June 30, 2016, the remaining government securities are scheduled to mature on August 15, 2016 and are shown on the Condensed Consolidated Statements of Assets and Liabilities as “Investments owned and pledged” with an amortized cost of $1,849,291.
(3)	Deferred debt issuance costs of $1,947,572 related to the Company’s issuance of the Convertible Senior Notes payable were previously classified as “Deferred financing costs” as of December 31, 2015. In accordance with ASU 2015-03, this balance has been retrospectively reclassified as a direct deduction from the Convertible Senior Notes on the Condensed Consolidated Statements of Assets and Liabilities at June 30, 2016. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Recently Adopted Accounting Standards,” as well as “Note 9 — Long-Term Liabilities” for further detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income from controlled securities(1)	$15,528	$—	$20,417	$—
Interest income/(reversal of interest accrual) from affiliated securities(1)(3)	(73,894)	69,165	18,584	120,396
Interest income from non-controlled/non-affiliated securities	4,247	7,945	9,532	15,738
Dividend income from non-controlled/non-affiliated securities	—	46,781	—	46,781
Total Investment Income	(54,119)	123,891	48,533	182,915
OPERATING EXPENSES
Management fees(1)	1,740,223	2,010,385	3,698,223	3,931,513
(Reversal of incentive fee accrual)/Incentive fees(1)	(2,907,224)	1,565,339	(8,025,808)	9,777,067
Costs incurred under administration agreement(1)	698,692	785,036	1,298,642	1,587,432
Directors’ fees	86,250	107,500	172,500	192,806
Professional fees	388,375	394,228	1,025,503	735,972
Interest expense	1,184,326	1,228,783	2,367,489	2,597,586
Other expenses	207,280	143,153	417,018	264,478
Gain on fair value adjustment for embedded derivative	—	(1,000)	—	(1,000)
Total Operating Expenses	1,397,922	6,233,424	953,567	19,085,854
Benefit for taxes on net investment loss	—	2,494,459	—	7,718,070
Net Investment Loss	(1,452,041)	(3,615,074)	(905,034)	(11,184,869)
Net Realized Gains/(Losses):
From non-controlled/non-affiliated securities	1,104,361	13,636,614	(4,970,709)	26,855,017
Net Realized Gains/(Losses) on investments	1,104,361	13,636,614	(4,970,709)	26,855,017
Provision for taxes on realized gains on investments	—	(5,567,830)	—	(10,964,904)
Net Change in Unrealized Appreciation/ (Depreciation) on investments:
From controlled securities	60,073	(8,277)	(206,655)	(33,572)
From affiliated securities	(5,219,631)	(804,967)	(6,367,818)	(657,088)
From non-controlled/non-affiliated securities	(10,774,328)	(4,931,155)	(28,780,414)	22,730,342
Total Change in Unrealized Appreciation/(Depreciation) on investments	(15,933,886)	(5,744,399)	(35,354,887)	22,039,682
(Provision)/Benefit for taxes on unrealized appreciation/depreciation on investments	—	2,372,190	—	(8,998,803)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(16,281,566)	$1,081,501	$(41,230,630)	$17,746,123
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$(0.74)	$0.06	$(1.86)	$0.92
Diluted(2)	$(0.74)	$0.06	$(1.86)	$0.81
Weighted-Average Common Shares Outstanding
Basic	22,181,003	19,320,100	22,181,003	19,320,100
Diluted(2)	22,181,003	19,320,100	22,181,003	23,564,228

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)

(2)	For the three and six months ended June 30, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the three months ended June 30, 2015, 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.
(3)	Interest income for each of the three and six months ended June 30, 2016 reflects the reversal of previously accrued interest from loans to Fullbridge, Inc.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment loss	$(905,034)	$(11,184,869)
Net realized gains/(losses) on investments	(4,970,709)	26,855,017
Provision for taxes on realized gains on investments	—	(10,964,904)
Net change in unrealized appreciation/ (depreciation) of investments	(35,354,887)	22,039,682
Provision for taxes on unrealized appreciation of investments	—	(8,998,803)
Net Increase/(Decrease) in Net Assets Resulting from Operations	(41,230,630)	17,746,123
Total Increase/(Decrease) in Net Assets	(41,230,630)	17,746,123
Net assets at beginning of period	268,010,945	285,903,673
Net Assets at End of Period	$226,780,315	$303,649,796
Capital Share Activity
Shares issued	—	—
Shares outstanding at beginning of period	22,181,003	19,320,100
Shares Outstanding at End of Period	22,181,003	19,320,100

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(41,230,630)	$17,746,123
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gains)/losses on investments	4,970,709	(26,855,017)
Net change in unrealized depreciation/(appreciation) of investments	35,354,887	(22,039,682)
Gain on fair value adjustment for embedded derivative	—	(1,000)
Deferred tax liability	—	12,245,637
Amortization of discount on Convertible Senior Notes	428,535	276,213
Amortization of deferred financing costs	53,669	203,022
Amortization of fixed income security premiums and discounts	(8,099)	(37,092)
Change in restricted cash	(22,750)	7,708
Non-cash dividend income	—	(46,781)
Purchases of investments in:
Portfolio investments	(10,514,101)	(10,544,564)
United States treasury bills	(59,999,523)	(200,014,903)
Proceeds from sales or maturity of investments in:
Portfolio investments	6,972,598	40,162,114
United States treasury bills	60,000,000	200,000,000
United States treasury strips	1,834,000	1,816,000
Changes in operating assets and liabilities:
Due from GSV Asset Management(1)	219,147	203,701
Due from portfolio companies(1)	3,879	16,985
Prepaid expenses and other assets	64,106	532,944
Interest and dividends receivable	(40,265)	(92,577)
Due to GSV Asset Management(1)	(4,514,739)	5,929
Payable for securities purchased	243	(500,123)
Accounts payable and accrued expenses	161,510	(230,781)
Accrued incentive fees(1)	(8,025,808)	9,777,067
Accrued management fees(1)	(99,951)	28,852
Accrued interest payable	—	(82,895)
Net Cash Provided by/(Used in) Operating Activities	(14,392,583)	22,576,880
Cash Flows from Financing Activities
Borrowings under Credit Facility	3,500,000	6,000,000
Repayments under Credit Facility	—	(24,000,000)
Net Cash Provided by/(Used in) Financing Activities	3,500,000	(18,000,000)
Total Increase/(Decrease) in Cash	(10,892,583)	4,576,880
Cash at Beginning of period	13,349,877	3,472,880
Cash at End of Period	$2,457,294	$8,049,760
Supplemental Information:
Interest Paid	$1,811,250	$2,680,481
Non-Cash Operating Items:
Transactions in Portfolio Company Investments
Structured notes converted to convertible notes	$—	$609,683

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,422,470	1.07%
Common shares, Class A		5,773,690	16,189,935	42,799,010	18.87%
Total			17,198,903	45,221,480	19.94%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Online Storage	552,486	5,015,773	7,268,861	3.21%
Common shares		760,000	8,641,153	9,999,049	4.41%
Total			13,656,926	17,267,910	7.62%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	9,541	13,599,572	16,210,657	7.15%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,435,486	6.37%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	5,480,348	14,000,398	13,974,887	6.16%
Twitter, Inc.**	San Francisco, CA
Common shares	Social Communication	800,600	14,271,866	13,538,146	5.97%
Declara, Inc.(1)
Convertible Promissory Note 6% Due 12/30/2016***	Palo Alto, CA	$2,000,000	2,000,000	2,000,000	0.88%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	9,999,999	4.41%
Total			11,999,999	11,999,999	5.29%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,953,295	2.63%
Common shares		133,213	2,999,983	5,942,737	2.62%
Total			5,999,961	11,896,032	5.25%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	11,685,548	5.15%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	11,637,813	5.13%
Avenues Global Holdings, LLC (4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	10,941,240	4.82%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	Peer to Peer Ridesharing	128,563	2,503,585	3,358,708	1.48%
Preferred shares, Series D		346,266	3,518,477	7,349,860	3.24%
Total			6,022,062	10,708,568	4.72%
StormWind, LLC (2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	5,124,368	2.26%
Preferred shares, Series B		3,279,629	2,019,687	4,925,563	2.17%
Preferred shares, Series A		366,666	110,000	550,683	0.24%
Total			6,130,474	10,600,614	4.67%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	$4,999,999	$4,647,141	2.05%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	3,871,154	1.71%
Preferred shares, Series Seed		500,000	500,000	1,517,757	0.67%
Total			8,500,199	10,036,052	4.43%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series C-1	Light Field Imaging Platform	3,378,379	10,000,002	10,000,002	4.41%
Solexel, Inc. (d/b/a Beamreach Solar, Inc.)	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	1,565,011	0.69%
Preferred shares, Series C		5,300,158	11,598,648	7,526,224	3.32%
Total			14,018,399	9,091,235	4.01%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,929,102	1.30%
Common shares	Manager	1,524,799	5,476,502	6,041,235	2.66%
Total			6,977,024	8,970,337	3.96%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Incubator	$500,000	501,164	500,000	0.22%
Unsecured Promissory Note 10% Due 11/23/2016		$500,000	500,000	500,000	0.22%
Preferred shares, Series D		3,720,424	4,904,498	4,706,336	2.08%
Preferred shares, Series C		1,561,625	2,005,730	1,650,381	0.73%
Preferred shares, Series B		450,001	605,500	284,626	0.13%
Preferred shares, Series A		1,000,000	1,021,778	476,377	0.21%
Common shares		200,000	1,000	—	—%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019		187,500	—	41,250	0.02%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	180,000	0.08%
Total			9,539,670	8,338,970	3.69%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,535,648	0.68%
Preferred shares, Series B		904,977	2,063,356	4,611,377	2.03%
Total			3,164,265	6,147,025	2.71%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	5,913,960	2.61%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Shopping	1,681,520	4,000,280	4,000,000	1.76%
Preferred shares, Series A		879,198	1,002,440	1,439,400	0.64%
Total			5,002,720	5,439,400	2.40%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,421,614	2.39%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	4,953,723	2.18%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
GSV Sustainability Partners(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	$7,151,412	$4,726,711	2.08%
Common shares		100,000	10,000	—	—%
Total			7,161,412	4,726,711	2.08%
Whittle Schools, LLC(1)(5)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.32%
Common shares		229	1,577,097	1,500,000	0.66%
Total			4,577,097	4,500,000	1.98%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.76%
Snapchat, Inc.	Venice, CA
Preferred shares, Series F	Social Communication	130,208	4,002,270	3,999,990	1.76%
CUX, Inc. (d/b/a CorpU)(1)	San Francisco, CA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(9)	Corporate Education	$1,080,000	1,080,000	1,080,000	0.48%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.34%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	0.84%
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	2,874	—%
Total			3,864,684	3,772,219	1.66%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Dog Boarding	514,562	2,506,119	2,500,771	1.11%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.99%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	138,768	0.06%
Total			2,282,844	2,388,767	1.05%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.88%
Preferred shares, Series B		49,505	217,206	249,691	0.11%
Total			2,217,653	2,249,689	0.99%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,271,818	0.56%
Preferred shares, Series A		3,579,610	758,017	635,909	0.28%
Total			2,260,379	1,907,727	0.84%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	1,549,493	0.68%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Software Development	2,400,000	989,277	1,207,400	0.54%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, 11/17/2016***	Sports Analytics	$25,000	$26,544	$26,544	0.01%
Preferred shares, Series A		1,864,495	1,777,576	1,066,293	0.48%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	161	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	5,274	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	1,158	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	4,824	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	20,000	0.01%
Total			1,836,050	1,124,254	0.50%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 3/2/2016(3)	Business Education	$1,030,507	1,021,259	216,862	0.10%
Convertible Promissory Note 10% Due 3/14/2017(3)		$1,000,000	1,000,000	905,986	0.40%
Preferred shares, Series D		1,655,167	2,957,062	—	—%
Preferred shares, Series C		1,728,724	3,193,444	—	—%
Common warrants – Strike Price $0.91, Expiration Date 3/2/2020		283,106	35,767	—	—%
Common warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	—	—%
Common warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	—	—%
Common warrants – Strike Price $0.91, Expiration Date 4/3/2019		412,088	52,063	—	—%
Common warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	—	—%
Common warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	10,413	—	—%
Common warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	—	—%
Total			8,418,479	1,122,848	0.50%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	530,887	0.24%
Preferred shares, Series A		494,365	500,801	549,758	0.24%
Total			1,002,161	1,080,645	0.48%
Tynker (f/k/a Neuron Fuel, Inc.)	San Jose, CA
Preferred shares, Series A	Computer Software	534,162	309,310	838,393	0.37%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	18,009	1,001,815	800,141	0.35%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	1,436,404	569,646	0.25%
Cricket Media (f/k/a ePals Inc.)(11)	Herndon, VA
Common shares	Online Education	1,333,333	2,448,959	143,733	0.06%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, 8/2/2016***(10)	Equity Crowdfunding	$50,000	$50,840	$50,840	0.02%
Preferred shares, Series A		165,715	261,598	—	—%
Total			312,438	50,840	0.02%
Upwork Global Inc. (f/k/a Odesk Corporation)	Redwood City, CA
Common Shares	Online Workplace Platform	25,159	183,269	47,672	0.02%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	8,919	—%
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,614	4,362	—%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	—	—%
Preferred shares, Series A		1,066,626	1,027,391	—	—%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	—%
Total			1,903,414	—	—%
Total Portfolio Investments			291,920,488	313,024,918	138.03%
U.S. Treasury
U.S. Treasury Bill, 0%, due 7/7/2016***		$30,000,000	29,999,640	29,999,700	13.22%
U.S. Treasury Strips(8)
United States Treasury Strip Coupon, 0.00% due 8/15/2016		$1,851,000	1,849,291	1,850,371	0.82%
Total Investments			$323,769,419	$344,874,989	152.07%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. All investments are pledged as collateral, unless otherwise noted, to the Credit Facility. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 10.3% of its total investments are non-qualifying assets.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	Investments were on non-accrual status as of June 30, 2016.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
June 30, 2016
(Unaudited)

(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	Refer to “Note 9 — Long-Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of June 30, 2016, five of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At June 30, 2016, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments with an amortized cost of $1,849,291. These securities do not represent collateral under the Credit Facility, as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(9)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest began compounding annually on November 26, 2015.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest began compounding annually on February 26, 2015.
(11)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. As of May 4, 2016, Cricket Media (f/k/a ePals Inc.) was voluntarily delisted from the TSX Venture Exchange as part of a restructuring, after which Cricket Media became privately traded.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$3,018,787	1.13%
Common shares, Class A		5,773,690	16,189,935	53,334,461	19.90%
Total			17,198,903	56,353,248	21.03%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Online Storage	552,486	5,015,773	9,359,241	3.49%
Common shares		760,000	8,641,153	12,872,947	4.80%
Total			13,656,926	22,232,188	8.29%
Twitter, Inc.**	San Francisco, CA
Common shares	Social Communication	800,600	14,271,866	18,525,884	6.91%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	9,541	13,599,572	16,219,700	6.05%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,435,486	5.39%
Solexel, Inc.	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	2,420,120	0.90%
Preferred shares, Series C		5,300,158	11,598,648	11,607,346	4.33%
Total			14,018,399	14,027,466	5.23%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	5,480,348	14,000,398	13,974,887	5.21%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	Peer to Peer Ridesharing	128,563	2,503,585	2,976,876	1.11%
Preferred shares, Series D		493,490	5,003,631	10,992,490	4.10%
Total			7,507,216	13,969,366	5.21%
Declara, Inc.(1)(12)
Convertible Promissory Note 6% Due 12/30/2016***	Palo Alto, CA	$2,000,000	2,000,000	2,000,000	0.75%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	9,999,999	3.73%
Total			11,999,999	11,999,999	4.48%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,765,799	2.15%
Common shares		133,213	2,999,983	5,755,573	2.15%
Total			5,999,961	11,521,372	4.30%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	2,845,044	1.06%
Preferred shares, Series B		904,977	2,063,356	8,543,345	3.19%
Total			3,164,265	11,388,389	4.25%
Avenues Global Holdings, LLC(3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,857	11,015,633	4.11%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	10,722,799	4.00%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	$4,999,999	$4,690,178	1.75%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	3,907,004	1.46%
Preferred shares, Series Seed		500,000	500,000	1,531,812	0.57%
Total			8,500,199	10,128,994	3.78%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	9,996,311	3.73%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,152,983	0.80%
Common shares	Manager	1,524,799	5,476,502	7,830,323	2.92%
Total			6,977,024	9,983,306	3.72%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,599,718	1.72%
Preferred shares, Series B		3,279,629	2,019,687	4,633,228	1.73%
Preferred shares, Series A		366,666	110,000	518,000	0.19%
Total			6,130,474	9,750,946	3.64%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	7,960,190	2.97%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series C-1	Consumer Electronics	2,533,784	7,500,001	7,500,001	2.80%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Preferred shares, Series D	Incubator	3,720,424	4,904,498	4,960,565	1.85%
Preferred shares, Series C		1,561,625	2,005,730	1,733,404	0.65%
Preferred shares, Series B		450,000	605,500	—	0.00%
Preferred shares, Series A		1,000,000	1,021,778	—	0.00%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	31,875	0.01%
Total			8,538,506	6,870,844	2.56%
GSV Sustainability Partners(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	6,250,000	2.33%
Common shares		100,000	10,000	0.00	0.00%
Total			7,161,412	6,250,000	2.33%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 3/2/2016***	Business Education	$1,030,507	1,020,859	1,020,859	0.39%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.16%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.61%
Common Warrants – Strike Price $0.91, Expiration Date 3/2/2020		283,106	35,767	2,831	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	1,862	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	1,923	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 4/3/2019		412,088	52,063	4,121	0.00%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Common Warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	$10,413	$824	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	824	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	7,143	0.00%
Total			7,417,039	5,777,102	2.16%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Shopping	1,681,520	4,000,280	4,000,000	1.49%
Preferred shares, Series A		879,198	1,002,440	1,439,400	0.54%
Total			5,002,720	5,439,400	2.03%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,000,001	1.87%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	4,954,086	1.85%
Whittle Schools, LLC(1)(4)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.12%
Common shares		229	1,577,097	1,500,000	0.56%
Total			4,577,097	4,500,000	1.68%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.49%
CUX, Inc. (d/b/a CorpU)(1)	San Francisco, CA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(10)	Corporate Education	$1,080,000	1,080,000	1,080,000	0.40%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.29%
Convertible preferred shares, Series C		615,763	2,006,077	1,959,127	0.73%
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	10,142	—%
Total			3,864,684	3,825,130	1.42%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,014,861	1.12%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Dog Boarding	514,562	2,506,119	2,500,771	0.93%
SharesPost, Inc.(6)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.84%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	177,315	0.07%
Total			2,282,844	2,427,314	0.91%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.75%
Preferred shares, Series B		49,505	217,206	249,691	0.09%
Total			2,217,653	2,249,689	0.84%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,448,538	0.54%
Preferred shares, Series A		3,579,610	758,017	724,269	0.27%
Total			2,260,379	2,172,807	0.81%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,026,414	0.76%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, 11/18/2016***	Sports Analytics	$25,000	26,104	25,000	0.01%
Preferred shares, Series A		1,864,495	1,777,576	1,156,175	0.43%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	429	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	14,065	0.01%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	3,088	0.00%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	12,864	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	55,000	0.02%
Total			1,835,610	1,266,621	0.47%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	375,909	500,960	500,000	0.18%
Preferred shares, Series A		494,365	500,801	524,867	0.20%
Total			1,001,761	1,024,867	0.38%
Strategic Data Command, LLC(1)(7)(13)	Sunnyvale, CA
Common shares	Software Development	2,400,000	989,277	1,001,650	0.37%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	18,009	1,001,815	918,720	0.34%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	1,436,404	850,210	0.32%
Tynker (f/k/a Neuron Fuel, Inc.)	San Jose, CA
Preferred shares, Series A	Computer Software	534,162	309,310	674,108	0.25%
Gilt Groupe Holdings, Inc.(15)	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	539,387	0.20%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	133,978	0.05%
Preferred shares, Series A		1,066,626	1,027,391	191,993	0.07%
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017		109,375	—	—	0.00%
Total			1,903,414	325,971	0.12%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, 8/2/2016(11)	Equity Crowdfunding	$50,000	50,840	50,000	0.02%
Preferred shares, Series A		165,715	261,598	125,115	0.05%
Total			312,438	175,115	0.07%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	$793,152	$130,910	0.05%
Upwork Global Inc. (f/k/a Odesk Corporation)	Redwood City, CA
Common Shares	Online Workplace Platform	25,159	183,269	114,964	0.05%
Cricket Media (f/k/a ePals Inc.)**(8)	Herndon, VA
Common shares	Online Education	1,333,333	2,448,959	67,296	0.04%
Orchestra One, Inc. (f/k/a Learnist Inc.)(1)(14)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,616	4,364	0.00%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,375	—	0.00%
Total Portfolio Investments			293,349,843	349,808,767	130.52%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/7/2016		$30,000,000	29,999,968	30,000,000	11.19%
U.S. Treasury Strips(9)
United States Treasury Strip Coupon, 0.00% due 8/15/2016		$1,851,000	1,842,412	1,843,170	0.69%
United States Treasury Strip Coupon, 0.00% due 2/15/2016		$1,834,000	1,832,780	1,833,523	0.68%
Total			3,675,192	3,676,693	1.37%
Total Investments			$327,025,003	$383,485,460	143.08%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. All investments are pledged as collateral, unless otherwise noted, to the Credit Facility. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2015 closing price. As of May 4, 2016, Cricket Media (f/k/a ePals Inc.) was voluntarily delisted from the TSX Venture Exchange as part of a restructuring, after which Cricket Media became privately traded.
(9)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank National Association, the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of December 31, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At December 31, 2015, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments with an amortized cost of $3,675,192. These securities do not represent collateral under the Credit Facility, as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest will compound annually beginning on February 26, 2015.
(12)	On December 30, 2015, Declara, Inc. effected a 2:1 forward stock split on all its common and preferred shares.
(13)	On December 22, 2015, Strategic Data Command, LLC effected a 3:1 stock split on its common shares.
(14)	On October 28, 2015, Orchestra One, Inc. (f/k/a Learnist Inc.) completed a change in business, recapitalization and series A-1 preferred stock financing. The Company elected to convert its existing preferred shares into common shares effective November 9, 2015.
(15)	On January 6, 2016, Gilt Groupe Holdings, Inc. entered into an agreement and plan of merger with Lord and Taylor Acquisition, Inc. to acquire the outstanding Gilt Groupe Holdings, Inc. common stock for approximately $2.1697 per share less applicable costs of the transaction. These are estimates and are subject to change in connection with the final aggregate merger consideration.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s shares are currently listed on the Nasdaq Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter of 2011.

The table below displays all the Company’s subsidiaries as of June 30, 2016, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “— Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
Subsidiaries below are referred to collectively, as the “GSVC Holdings”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC NG Holdings, Inc. (“GNG”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC WS Holdings, Inc. (“GWS”)	Delaware	November 28, 2012	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture-capital-backed emerging companies. The Company may acquire its investments in these portfolio companies through: offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of consolidated financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company which provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the GSVC Holdings and GCL, its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires the Company to make a number of significant estimates. These include estimates of the fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Refer to “Levelling Policy” below for a detailed discussion of the levelling of the Company’s financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, the board of directors or the valuation committee of the board of directors (the “Valuation Committee”), does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GSV Asset Management responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.	An independent third-party valuation firm is engaged by, or on behalf of, the Valuation Committee to conduct independent appraisals and review GSV Asset Management’s preliminary valuations and make its own independent assessment, for all investments for which there are no readily available market quotations;
4.	The Valuation Committee discusses the valuations and recommends to the Company’s board of directors a fair value for each investment in the portfolio based on the input of GSV Asset Management and the independent third-party valuation firm; and
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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each method to determine the fair value of each investment.

The Valuation Committee engages at least one independent valuation firm to perform valuations of its investments that are not publicly traded or for which there are no readily available market quotations. The Company’s board of directors considers the independent valuations provided by the valuation firm(s), among other factors, in making its fair value determinations. The table below shows the percentages of the Company’s investments for which there are no readily available market quotations and for which an independent valuation firm was engaged to perform valuations during the current and prior fiscal year.

For the quarter ended March 31, 2015	100%
For the quarter ended June 30, 2015	100%
For the quarter ended September 30, 2015	100%
For the quarter ended December 31, 2015	100%
For the quarter ended March 31, 2016	100%
For the quarter ended June 30, 2016	100%

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. Equity investments with readily available market quotations that are subject to sales restrictions due to an initial public offering (“IPO”) by the portfolio company will be classified as Level 1. Any other equity investments with readily available market quotations that are subject to sales restrictions may be valued at a discount for a lack of marketability (“DLOM”), to the most recently available closing market prices depending upon the nature of the sales restriction. These investments are generally classified as Level 2 assets. The DLOM used is generally based upon the market value of publicly traded put options with similar terms.

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the relevant portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, and mergers or acquisitions affecting the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

preferred stock, the cost associated with these securities is reassigned to the cost basis of the new common or preferred stock. These conversions are noted as non-cash operating items on the Condensed Consolidated Statements of Cash Flows.

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture-capital-backed portfolio companies, these investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company values its debt investments at estimated fair value as determined by the Company’s board of directors.

Warrants

The Company’s board of directors will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

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

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns,

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2016 and December 31, 2015, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

Cash

The Company places its cash with U.S. Bank, N.A. and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that both U.S. Bank, N.A. and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Company recorded origination costs related to the Credit Facility as deferred financing costs. These costs are deferred and amortized as part of interest expense using the effective interest method over the expected life of the Credit Facility. In the event that the Company modifies or extinguishes the Credit Facility, it follows the guidance in ASC 470-50, Modification and Extinguishments. For modifications to or exchanges of the Credit Facility, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of June 30, 2016 and December 31, 2015, the Company had deferred financing costs of $298,984, and $352,653, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2016	December 31, 2015
Unamortized origination costs	$96,035	$210,998
Deferred offering costs	202,949	141,655
Deferred Financing Costs	$298,984	$352,653

Restricted Cash

As of June 30, 2016 and December 31, 2015, the Company had restricted cash of $75,681 and $52,931, respectively, which is included on the Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, restricted cash consisted of a deposit for the Company’s fidelity bond as well as excess funds remaining in escrow after the purchase of the government securities that will be used to make the scheduled interest payments on the Company’s $69 million Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year and mature on September 15, 2018 (the “Convertible Senior Notes”). See the table below and “Note 9 — Long-Term Liabilities” for further detail.

	June 30, 2016	December 31, 2015
Deposit for the Company’s Fidelity Bond	$25,000	$25,000
Excess funds	50,681	27,931
Restricted Cash	$75,681	$52,931

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At June 30, 2016 and December 31, 2015, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company has elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the 2014 taxable year, qualified to elect to be treated as a RIC for the 2015 taxable year and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Code, for its 2012 taxable year. In September 2014, the Company filed its 2013 tax return as a RIC and sought to be granted RIC status for its 2013 taxable year; however, the Company determined it would not be eligible to elect to be treated as a RIC for the 2013 taxable year unless it was certified by the Securities and Exchange Commission (the “SEC”) as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. In September 2015, the Company determined it was in the best interests of its stockholders to file its 2013 tax return as a C corporation.

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

Per Share Information

Basic net increase/(decrease) in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net increase/(decrease) in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260 — Earnings Per Share (“ASC 260”) to determine the number of potentially dilutive shares outstanding. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

Recently Adopted Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs related to lines of credit are not required to be deducted from the carrying amount of that debt liability.

Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. The Company has adopted this standard beginning with the interim period ended March 31, 2016.

As a result, deferred financing costs of $1,947,572 as of December 31, 2015, related to the Convertible Senior Notes are now presented as a direct reduction to the Convertible Senior Notes in the Condensed Consolidated Statements of Assets and Liabilities. In prior periods, these deferred debt financing costs had been presented as assets on the Condensed Consolidated Statements of Assets and Liabilities. The unamortized balances of debt issuance costs related to the Credit Facility remain in “Deferred financing costs” on the Condensed Consolidated Statements of Assets and Liabilities. Refer to “— Deferred Financing Costs” above and “Note 9 — Long-Term Liabilities” for further detail.

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

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”). Pursuant to the Advisory Agreement, GSV Asset Management will be paid a base annual fee of 2% of gross assets, which is the Company’s total assets reflected on the its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

Incentive Fees

For GAAP purposes, in accordance with the AICPA’s Technical Practice Aids (“TPA”) (TIS 6910.2), the Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2016 and December 31, 2015. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three and six months ended June 30, 2016, the Company reversed previously accrued incentive fees of $2,907,224 and $8,025,808, respectively. For the three and six months ended June 30, 2015, the Company accrued incentive fees of $1,565,339 and $9,777,067, respectively.

Management Fees

GSV Asset Management earned $1,740,223 and $3,698,223 in management fees for the three and six months ended June 30, 2016, respectively. GSV Asset Management earned $2,010,385 and $3,931,513 in management fees for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, GSV Asset Management owed the Company $1,623 for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of June 30, 2016, the Company owed GSV Asset Management $532,690 for the reimbursement of other expenses.

As of December 31, 2015, GSV Asset Management owed the Company $220,770 for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, the Company owed GSV Asset Management $5,047,429 for earned incentive fees and, to a lesser extent, for the reimbursement of other expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $698,692 and $1,298,642 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2016, respectively. There were $785,036 and $1,587,432 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2015, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At June 30, 2016, the Company had 96 positions in 47 portfolio companies. At December 31, 2015, the Company had 96 positions in 48 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$57,869,513	$83,904,774	$60,910,974	$102,319,140
Preferred Stock	199,274,667	203,993,497	197,215,605	216,291,092
Debt Investments	6,179,807	5,280,232	4,177,804	4,175,859
Warrants	301,772	394,309	301,772	469,306
Subtotal – Private Portfolio Companies	263,625,759	293,572,812	262,606,155	323,255,397
Publicly Traded Portfolio Companies
Common Stock	28,294,729	19,452,106	30,743,688	26,553,370
Total Private and Publicly Traded Portfolio Companies	291,920,488	313,024,918	293,349,843	349,808,767
Non-Portfolio Investments
U.S. Treasury Bill	29,999,640	29,999,700	29,999,968	30,000,000
U.S. Treasury Strips	1,849,291	1,850,371	3,675,192	3,676,693
Total Non-Portfolio Investments	31,848,931	31,850,071	33,675,160	33,676,693
Total Investments	$323,769,419	$344,874,989	$327,025,003	$383,485,460

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2016 and December 31, 2015, are as follows:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$83,904,774	$83,904,774
Preferred Stock	—	—	203,993,497	203,993,497
Debt Investments	—	—	5,280,232	5,280,232
Warrants	—	—	394,309	394,309
Subtotal – Private Portfolio Companies	—	—	293,572,812	293,572,812
Publicly Traded Portfolio Companies
Common Stock	19,452,106	—	—	19,452,106
Total Private and Publicly Traded Portfolio Companies	19,452,106	—	293,572,812	313,024,918
Non-Portfolio Investments
U.S. Treasury Bill	29,999,700	—	—	29,999,700
U.S. Treasury Strips	1,850,371	—	—	1,850,371
Total Non-Portfolio Investments	31,850,071	—	—	31,850,071
Total Assets at Fair Value	$51,302,177	$—	$293,572,812	$344,874,989

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

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

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2016 and December 31, 2015. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of June 30, 2016
Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$83,904,774	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	3.3x – 4.0x (3.7x)
			EBIT multiples	4.5x – 23.0x (13.8x)
		Income approach	Revenue multiples	2.0x (2.0x)
			EBIT multiples	10.0x (10.0x)
			Discount rate	45% (45%)
		Liquidation value	Liquidation value	N/A
Preferred stock in private companies	$203,993,497	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	1.5x – 4.2x (2.5x)
		Income approach	Revenue multiples	1.0x – 5.0x (3.7x)
			EBIT multiples	5.0x – 35.0x (18.9x)
			Discount rate	30% – 50% (41%)
Debt Investments	$5,280,232	Market approach	Amortized cost	N/A
Warrants	$394,309	Option pricing model	Term to expiration (Years)	1.00 – 3.00 (2.01)
			Strike price	0.13 – 4.59 (1.45)
			Volatility	8.9% – 42.9% (31.7%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

As of December 31, 2015
Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$102,319,140	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	4.5x – 5.4x (5.0x)
			EBIT multiples	34.2x (34.2x)
			Discount rate	35% (35%)
		Liquidation value	Liquidation value	N/A
Preferred stock in private companies	$216,291,092	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.3x – 6.0x (3.4x)
			EBIT multiples	12.0x – 32.0x (19.5x)
			Discount rate	30% – 50% (40%)
Debt Investments	$4,175,859	Market approach	Amortized cost	N/A
Warrants	$469,306	Option pricing model	Term to expiration (Years)	1.03 – 3.00 (2.46)
			Strike price	0.13 – 4.59 (1.20)
			Volatility	30% – 50% (40.9%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

The significant unobservable inputs used in determining the fair value of the assets are shown above. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher/(lower) fair values all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher/(lower) fair values all else equal.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

During the three and six months ended June 30, 2016, due to a restructuring of Cricket Media, Cricket Media was transferred from Level 1 to Level 3. During the three and six months ended June 30, 2016, Cricket Media converted from Level 1 public common stock to Level 3 private common stock.

The aggregate values of Level 3 assets and liabilities changed during the three and six months ended June 30, 2016 and 2015, as follows:

	Three months ended June 30, 2016
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of March 31, 2016	$86,298,618	$214,250,621	$5,685,506	$394,791	$306,629,536
Transfer into Level 3	143,733	—	—	—	143,733
Purchases of investments	—	4,006,990	501,160	—	4,508,150
Sales of investments	—	(1,932,965)	—	—	(1,932,965)
Realized gains	—	1,104,244	—	—	1,104,244
Net change in unrealized depreciation included in earnings	(2,537,577)	(13,435,393)	(906,434)	(482)	(16,879,886)
Fair Value as of June 30, 2016	$83,904,774	$203,993,497	$5,280,232	$394,309	$293,572,812
Net change in unrealized depreciation of Level 3 investments still held as of June 30, 2016	$(2,537,577)	$(13,435,393)	$(906,434)	$(482)	$(16,879,886)

	Three months ended June 30, 2015
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of March 31, 2015	$84,436,041	$213,643,985	$2,382,930	$743,775	$—	$301,206,731
Purchases of investments	1,400	1,550,460	49,360	—	—	1,601,220
Sales of investments	(12,373)	—	—	—	—	(12,373)
Amortization of fixed income security premiums and discounts	—	—	14,235	—	—	14,235
Net change in unrealized appreciation/(depreciation) included in earnings	8,005,584	2,789,474	59,489	(49,461)	—	10,805,086
Fair Value as of June 30, 2015	$92,430,652	$217,983,919	$2,506,014	$694,314	$—	$313,614,899
Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of June 30, 2015	$8,005,584	$2,789,474	$59,489	$(49,461)	$—	$10,805,086
Liabilities:
Fair Value of March 31, 2015	$—	$—	$—	$—	$1,000	$1,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	(1,000)	(1,000)
Fair Value as of June 30, 2015	$—	$—	$—	$—	$—	$—

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	Six months ended June 30, 2016
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Transfer into Level 3	143,733	—	—	—	143,733
Purchases of investments	—	8,512,101	2,002,000	—	10,514,101
Sales of investments	(3,400,707)	(3,571,891)	—	—	(6,972,598)
Realized gains/(losses) on investments	(7,049,327)	2,078,469	—	—	(4,970,858)
Amortization of fixed income security premiums and discounts	—	—	—	—	—
Net change in unrealized depreciation included in earnings	(8,108,065)	(19,316,274)	(897,627)	(74,997)	(28,396,963)
Fair Value as of June 30, 2016	$83,904,774	$203,993,497	$5,280,232	$394,309	$293,572,812
Net change in unrealized depreciation on Level 3 investments still held as of June 30, 2016	$(15,003,849)	$(19,316,274)	$(897,627)	$(74,997)	$(35,292,747)

	Six months ended June 30, 2015
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$—	$281,724,067
Purchases of investments	2,680	9,566,558	1,022,107	—	—	10,591,345
Sales of investments	(12,373)	—	—	—	—	(12,373)
Amortization of fixed income security premiums and discounts	—	—	21,882	—	—	21,882
Net change in unrealized appreciation/(depreciation) included in earnings	6,841,878	14,570,316	87,815	(210,031)	—	21,289,978
Fair Value as of June 30, 2015	$92,430,652	$217,983,919	$2,506,014	$694,314	$—	$313,614,899
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2015	$6,841,878	$14,570,316	$87,815	$(210,031)	$—	$21,289,978
Liabilities:
Fair Value of December 31, 2014	$—	$—	$—	$—	$1,000	$1,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	(1,000)	(1,000)
Fair Value as of June 30, 2015	$—	$—	$—	$—	$—	$—

The portfolio companies in which the Company invests periodically offer their shares in IPOs, which are typically subject to lock-up agreements for 180 days following the IPO. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — Levelling Policy” for further detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during each of the six months ended June 30, 2016 and 2015.

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2016 and 2015. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise its conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Earnings/(loss) per common share – basic:
Net increase/(decrease) in net assets resulting from operations	$(16,281,566)	$1,081,501	$(41,230,630)	$17,746,123
Weighted-average common shares – basic	22,181,003	19,320,100	22,181,003	19,320,100
Earnings/(loss) per common share – basic:	$(0.74)	$0.06	$(1.86)	$0.92
Earnings/(loss) per common share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	$(16,281,566)	$1,081,501	$(41,230,630)	$17,746,123
Adjustments for interest on Convertible Senior Notes and deferred debt issuance costs	—	—	—	1,280,003
Net increase/(decrease) in net assets resulting from operations, as adjusted	(16,281,566)	1,081,501	(41,230,630)	19,026,126
Weighted-average common shares outstanding – basic	22,181,003	19,320,100	22,181,003	19,320,100
Adjustments for dilutive effect of Convertible Senior Notes(1)(2)	—	—	—	4,244,128
Weighted-average common shares outstanding – diluted	22,181,003	19,320,100	22,181,003	23,564,228
Earnings/(loss) per common share – diluted	$(0.74)	$0.06	$(1.86)	$0.81

(1)	For each of the three and six months ended June 30, 2016, 5,710,212 potentially dilutive common shares

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED  – (continued)

were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.
(2)	For the three months ended June 30, 2015, 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At each of June 30, 2016 and December 31, 2015, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended June 30, 2016		Three months ended June 30, 2015
Per Share Data:
Net asset value at beginning of period	$10.96		$15.66
Net investment loss	(0.07	)(1)	(0.19	)(1)
Realized gain	0.05	(1)	0.71	(1)
Provision for taxes on net realized capital gains	—	(1)	(0.29	)(1)
Net change in unrealized depreciation	(0.72	)(1)	(0.29	)(1)
Benefit for taxes on unrealized depreciation of investments	—	(1)	0.12	(1)
Net asset value at end of period	$10.22		$15.72
Per share market value at end of period	$5.02		$10.31
Total return based on market value	(10.36	)%(2)	5.20	%(2)
Total return based on net asset value	(6.75	)%(2)	0.38	%(2)
Shares outstanding at end of period	22,181,003		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$226,780,315		$303,649,796
Average net assets	$240,846,901		$295,688,346
Annualized ratios
Ratio of gross operating expenses to average net assets(3)	2.33%		8.55%
Ratio of net income tax provisions to average net assets(3)	—%		(0.96)%
Ratio of net operating expenses to average net assets(3)	2.33%		7.59%
Ratio of net investment loss to average net assets(3)	(2.42)%		(4.96)%
Portfolio Turnover Ratio	0.61%		0.39%

	Six months ended June 30, 2016		Six months ended June 30, 2015
Per Share Data:
Net asset value at beginning of period	$12.08	(1)	$14.80	(1)
Net investment loss	(0.04	)(1)	(0.58	)(1)
Realized gain/(loss)	(0.22	)(1)	1.39	(1)
Provision for taxes on net realized capital gains	—	(1)	(0.57	)(1)
Net change in unrealized appreciation/(depreciation)	(1.59	)(1)	1.15	(1)
Provision for taxes on unrealized appreciation of investments	—		(0.47)
Net asset value at end of period	$10.22		$15.72
Per share market value at end of period	$5.02		$10.31
Total return based on market value	(24.05	)%(2)	19.47	%(2)
Total return based on net asset value	(15.31	)%(2)	6.22	%(2)
Shares outstanding at end of period	22,181,003		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$226,780,315		$303,649,796
Average net assets	$262,765,462		$293,486,377
Annualized ratios

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Ratio of gross operating expenses to average net assets(3)	0.73%	13.11%
Ratio of net income tax provisions to average net assets(3)	—%	(8.41)%
Ratio of net operating expenses to average net assets(3)	0.73%	4.70%
Ratio of net investment loss to average net assets(3)	(0.69)%	(7.69)%
Portfolio Turnover Ratio	2.12%	2.72%

(1)	Based on weighted-average number of shares outstanding for the period.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the three and six months ended June 30, 2016 and 2015, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

As a result of the Company electing to be treated as a RIC in September 2015 for the taxable year ended December 31, 2014 in connection with the filing of its 2014 tax return, it may be required to pay a corporate-level U.S. federal income tax on the amount of the net built-in gains, if any, in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) as of the date of conversion (i.e., the beginning of the first taxable year that the Company qualifies as a RIC, which would be January 1, 2014) to the extent that such gains are recognized by the Company during the applicable recognition period, which is the five-year period beginning on the date of conversion.

Any corporate-level built-in-gains tax is payable at the time the built-in gains are recognized (which generally will be the years in which the assets with the built-in-gains are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in this five-year period, the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level U.S. federal income tax on built-in gains will be a Company expense that will reduce the amount available for distribution to stockholders. The built-in-gains tax is calculated by determining the RIC’s net unrealized built-in gains, if any, by which the fair market value of the assets of the RIC at the beginning of its first RIC year exceeds the aggregate adjusted basis of such assets at that time.

As of January 1, 2014, the Company had net unrealized built-in gains. It did not incur a built-in-gains tax for the 2014 tax year due to the fact that there are sufficient net capital loss carryforwards to completely offset

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

recognized built-in gains as well as available net operating losses. The Company has recorded a $12.5 million deferred tax liability as of June 30, 2016, of which approximately $10.2 million has been recorded in the event such gains are recognized by December 31, 2019.

The GSVC Holdings are C corporations for U.S. federal and state income tax purposes. The Company uses the asset and liability method to account for the GSVC Holdings’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carryforwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a $12.5 million deferred tax liability as of June 30, 2016, of which approximately $2.3 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

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

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2013 – 2016 and 2012 – 2016, respectively.

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2016, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG-TERM LIABILITIES

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

The terms of the offering required the Company to place $10,867,500 from the offering in an escrow account (the “Interest Escrow”) with U.S. Bank National Association (the “Trustee”) under the indenture pursuant to which the Convertible Senior Notes were issued. Funds in the Interest Escrow were used to purchase six U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. The Government Securities have been, and will continue to be, used to make the first six scheduled interest

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 9 — LONG-TERM LIABILITIES  – (continued)

payments on the Convertible Senior Notes, unless the Company elects to make the interest payments from the Company’s available funds. The interest payments on the Convertible Senior Notes are secured by a pledge of the Company’s interest in the Interest Escrow. At June 30, 2016, the remaining Government Securities are shown on the Condensed Consolidated Schedule of Investments and have an amortized cost of $1,849,291. The table below shows a reconciliation from the aggregate principal amount of Convertible Senior Notes to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2016	December 31, 2015
Aggregate principal amount of convertible senior notes	$69,000,000	$69,000,000
Amortization of embedded derivative discount	(333,610)	(403,381)
Direct deduction of deferred debt issuance costs	(1,588,808)	(1,947,572)
Convertible Senior Notes	$67,077,582	$66,649,047

As of June 30, 2016 and December 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Embedded Derivative

The Convertible Senior Notes contain an interest make-whole payment provision pursuant to which holders who convert their notes prior to September 15, 2016, will receive, in addition to a number of shares of the Company’s common stock calculated at the applicable conversion rate for the principal amount of notes being converted, the cash proceeds from the sale by the escrow agent of the portion of the Government Securities in the escrow account that are remaining with respect to any of the first six interest payments that have not been made on the notes being converted. Under ASC 815-10-15-74(a), the interest make-whole payment is considered an embedded derivative and is separated from the host contract, the Convertible Senior Notes, and carried at fair value.

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

The Credit Facility matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn under the Credit Facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, the Company must repay all outstanding borrowings so that there is at least one 30-day period every 12 months during which the Company has no balance outstanding. Under the Loan Agreement, the Company has made certain customary

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 9 — LONG-TERM LIABILITIES  – (continued)

representations and warranties and is required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of June 30, 2016, the Company had $3,500,000 in borrowings under the Credit Facility. For the three and six months ended June 30, 2016, the Company had average borrowings outstanding under the Credit Facility of $153,846 and $76,923, respectively. For the three and six months ended June 30, 2015, the Company had average borrowings outstanding under the Credit Facility of $2,373,626 and $7,486,188, respectively.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From June 30, 2016 through August 9, 2016, the Company did not purchase any investments.

From June 30, 2016 through August 9, 2016, the Company sold investments of $16,978,469 net of transaction costs as shown in the following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Twitter, Inc.	July 8, 2016	500,000	$18.04	$9,019,053	$259,477
Twitter, Inc.	July 25, 2016	300,600	18.49	5,559,416	47,126
Lyft, Inc.	July 29, 2016	100,000	24.00	2,400,000	1,383,880
Totals				$16,978,469	$1,690,483

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS  – (continued)

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From June 30, 2016 through August 9, 2016, the Company made no such escrow deposits.

Dividends

On August 3, 2016, the Company’s board of directors declared a dividend of $0.04 per share payable on August 24, 2016 to stockholders of record at the close of business on August 16, 2016.

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

We acquire our investments in portfolio companies through: offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. Our investment activities are managed by GSV Asset Management. GSV Capital Service Company provides the administrative services necessary for us to operate.

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

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2016, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $313,024,918. The following table summarizes the investment purchases we funded during the six months ended June 30, 2016. “Total Gross Payments” include both the actual cost of an investment as well as capitalized costs (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2016 for further detail.

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2016	Quarter ended June 30, 2016	Total
Curious.com Inc. (Online Education)	$2,000,003	$—	$2,000,003
Fullbridge, Inc. (Business Education)	1,000,000	—	1,000,000
Lytro, Inc. (Light Field Imaging Platform)	2,500,001	—	2,500,001
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Incubator)	500,000	500,000	1,000,000
Snapchat, Inc. (Social Communication)	—	3,999,990	3,999,990
Capitalized Fees	5,947	8,160	14,107
Total Gross Payments	$6,005,951	$4,508,150	$10,514,101

The tables below summarize the portfolio investments we sold during the six months ended June 30, 2016 and 2015, respectively.

	Six months ended June 30, 2016
Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gains/ (Losses)(2)
Bloom Energy Corporation	March 31, 2016	201,589	$14.75	$2,973,438	$(882,162)
Gilt Groupe Holdings, Inc.(3)	March 31, 2016	248,600	1.72	427,270	(6,167,164)
Lyft, Inc.	March 31, 2016	65,557	25.00	1,638,925	974,224
Lyft, Inc.	June 30, 2016	81,667	23.67	1,932,965	1,104,244
Total				$6,972,598	$(4,970,858)

	Six months ended June 30, 2015
Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gains(2)
Twitter, Inc.	March 31, 2015	400,000	$48.90	$19,558,200	$13,220,095
Twitter, Inc.	June 30, 2015	400,000	51.52	20,608,011	13,666,419
Total				$40,166,211	$26,886,514

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).
(2)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments.
(3)	In January 2016, Gilt Groupe Holdings, Inc. sold for $250 million to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.

Results of Operations

For the three months ended June 30, 2016 and 2015

	June 30, 2016		June 30, 2015		Change	Explanation
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$(54,119)	$(0.00)	$123,891	$0.01	$(178,010)	Total investment income decreased between periods. Interest income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the reversal of previously accrued interest from loans to Fullbridge, Inc. Dividend income decreased because there were no dividends earned during the three months ended June 30, 2016.
Interest income/(reversal of interest accrual)	(54,119)	(0.00)	77,110	0.01	(131,229)
Dividend income	—	—	46,781	0.00	(46,781)

Total Operating Expenses	1,397,922	0.06	6,233,424	0.32	(4,835,502)	Total operating expenses decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the reversal of previously accrued incentive fees during the three months ended June 30, 2016, which resulted from lower overall net realized gains as well as the unrealized depreciation of our portfolio investments in the aggregate. Operating expenses decreased, to a lesser extent, because management fees decreased due to lower gross assets outstanding. Costs under the Administration Agreement decreased due to lower travel expenses and overhead allocation expenses for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Management fees	1,740,223	0.08	2,010,385	0.10	(270,162)
(Reversal of incentive fee accrual)/Incentive fees	(2,907,224)	(0.13)	1,565,339	0.08	(4,472,563)
Costs incurred under Administration Agreement	698,692	0.03	785,036	0.04	(86,344)
Directors’ fees	86,250	0.00	107,500	0.01	(21,250)
Professional fees	388,375	0.02	394,228	0.02	(5,853)
Interest expense	1,184,326	0.05	1,228,783	0.06	(44,457)
Other expenses	207,280	0.01	143,153	0.01	64,127
Gain on fair value adjustment for embedded derivative	—	—	(1,000)	(0.00)	1,000

Benefit for taxes on net investment loss	—	—	2,494,459	0.13	(2,494,459)	Benefit for taxes on net investment loss decreased between periods due to our election to be treated as a RIC, which resulted in no new tax benefits being accrued.

Net Investment Loss	(1,452,041)	(0.07)	(3,615,074)	(0.19)	2,163,033	Our net investment loss decreased between periods primarily due to the large reversal of incentive fees and no accrual of new tax provisions for the three months ended June 30, 2016, as discussed above.

Net Realized Gains on Investments	1,104,361	0.05	13,636,614	0.71	(12,532,253)	The components of our net realized gains on portfolio investments excluding treasury investments are reflected in the tables above, under “— Overview — Investments — (Portfolio Activity).”

Provision for taxes on Realized Gains on Investments	—	—	(5,567,830)	(0.29)	5,567,830	Our provision for taxes on realized gains on investments decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued.

Net Change in Unrealized Depreciation of Investments	(15,933,886)	(0.72)	(5,744,399)	(0.29)	(10,189,487)
						The components of our net change between periods in unrealized depreciation of investments are reflected in the table below, under “Net Change in Unrealized Appreciation/(Depreciation) of Investments.”

Provision for taxes on unrealized depreciation of investments	—	—	2,372,190	0.12	(2,372,190)	Our provision for taxes on net change in unrealized depreciation of investments decreased between periods due to our election to be treated as a RIC, which resulted in no accruals of new tax benefits.

Net Increase/(Decrease) in Net Assets Resulting from Operations	$(16,281,566)	$(0.74)	$1,081,501	$0.06	$(17,363,067)

(1)	The per-share figures are based on weighted averages of 22,181,003 and 19,320,100 shares of common stock outstanding for the three months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016 and 2015

	June 30, 2016		June 30, 2015		Change	Explanation
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$48,533	$0.00	$182,915	$0.01	$(134,382)	Total investment income decreased between periods. Interest income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to the reversal of previously accrued interest from loans to Fullbridge, Inc. Dividend income decreased because there were no dividends earned during the six months ended June 30, 2016.
Interest income	48,533	0.00	136,134	0.01	(87,601)
Dividend income	—	—	46,781	0.00	(46,781)

Total Operating Expenses	953,567	0.04	19,085,854	0.99	(18,132,287)	Total operating expenses decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to the reversal of previously accrued incentive fees, which primarily resulted from net realized losses from the sales of our investments in Bloom Energy Corporation and Gilt Groupe Holdings, Inc., as well as the unrealized depreciation of our portfolio investments in the aggregate. Operating expenses also decreased, to a lesser extent, because management fees decreased due to lower gross assets outstanding and because costs under the Administration Agreement decreased due to lower travel expenses and overhead allocation expenses for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.
Management fees	3,698,223	0.17	3,931,513	0.20	(233,290)
(Reversal of incentive fee accrual)/Incentive fees	(8,025,808)	(0.36)	9,777,067	0.51	(17,802,875)
Costs incurred under Administration Agreement	1,298,642	0.06	1,587,432	0.08	(288,790)
Directors’ fees	172,500	0.01	192,806	0.01	(20,306)
Professional fees	1,025,503	0.05	735,972	0.04	289,531
Interest expense	2,367,489	0.11	2,597,586	0.13	(230,097)
Other expenses	417,018	0.02	264,478	0.01	152,540
Gain on fair value adjustment for embedded derivative	—	—	(1,000)	(0.00)	1,000

Benefit for taxes on net investment loss	—	—	7,718,070	0.40	(7,718,070)	Benefit for taxes on net investment loss decreased between periods due to our election to be treated as a RIC, which resulted in no new tax benefits being accrued.

Net Investment Loss	(905,034)	(0.04)	(11,184,869)	(0.58)	10,279,835	Our net investment loss decreased between periods primarily due to the large reversal of incentive fees and no accrual of new tax provisions for the six months ended June 30, 2016, as discussed above.

Net Realized Gains/(Losses) on Investments	(4,970,709)	(0.22)	26,855,017	1.39	(31,825,726)	The components of our net realized gains and losses on portfolio investments excluding treasury investments are reflected in the tables above, under “— Overview — Investments — (Portfolio Activity).”

Provision for taxes on Realized Gains on Investments	—	—	(10,964,904)	(0.57)	10,964,904	Our provision for taxes on realized gains on investments decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued.

Net Change in Unrealized Appreciation/ (Depreciation) of Investments	(35,354,887)	(1.59)	22,039,682	1.15	(57,394,569)

						The components of our net change between periods in unrealized appreciation/(deprecation) of investments are reflected in the table below, under “Net Change in Unrealized Appreciation/(Depreciation) of Investments.”

Provision for taxes on Unrealized Appreciation of Investments	—	—	(8,998,803)	(0.47)	8,998,803
						Our provision for taxes on net change in unrealized appreciation of investments decreased between periods due to our election to be treated as a RIC, which resulted in no accruals of new tax provisions.

Net Increase/(Decrease) in Net Assets Resulting from Operations	$(41,230,630)	$(1.86)	$17,746,123	$0.92	$(58,976,753)

(1)	The per-share figures are based on weighted averages of 22,181,003 and 19,320,100 shares of common stock outstanding for the six months ended June 30, 2016 and 2015, respectively.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2016, we had a net change in unrealized depreciation of $15,933,886. For the three months ended June 30, 2015, we had a net change in unrealized depreciation of $5,744,399. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the three months ended June 30, 2016 and 2015, respectively.

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of June 30, 2016			As of March 31, 2016
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Fullbridge, Inc.	$(4,885,195)	$8,418,479	$1,122,848	$(7,295,631)	$8,428,132	$6,017,696	$(2,410,436)
Solexel, Inc.	(4,935,262)	14,018,399	9,091,235	(4,927,164)	14,018,399	14,026,497	8,098
Dataminr, Inc.	(2,634,109)	3,164,265	6,147,025	2,982,760	3,164,265	8,781,134	5,616,869
Lyft, Inc.	(2,151,193)	6,022,062	10,708,568	4,686,506	6,846,063	13,683,762	6,837,699
Dropbox, Inc.	(1,916,830)	13,656,926	17,267,910	3,610,984	13,656,926	19,184,740	5,527,814
Other(1)	588,703	278,489,288	300,537,403	22,048,115	273,982,651	295,442,063	21,459,412
Totals	$(15,933,886)	$323,769,419	$344,874,989	$21,105,570	$320,096,436	$357,135,892	$37,039,456

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of June 30, 2015			As of March 31, 2015
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Twitter, Inc.	$(24,186,724)	$14,271,866	$28,997,732	$14,725,866	$21,213,458	$60,126,048	$38,912,590
Palantir Technologies, Inc.	2,412,783	17,200,023	48,783,020	31,582,997	17,200,023	46,370,237	29,170,214
Dropbox, Inc.	4,391,357	13,656,926	30,027,479	16,370,553	13,656,926	25,636,122	11,979,196
2U, Inc. (f/k/a 2tor, Inc.)	7,848,117	10,032,117	38,219,499	28,187,382	10,032,117	30,371,382	20,339,265
JAMF Holdings, Inc.	1,238,327	9,999,928	11,237,917	1,237,989	9,999,928	9,999,590	(338)
Spotify Technology S.A.	2,500,645	3,598,472	8,152,255	4,553,783	3,598,472	5,651,610	2,053,138
Other(1)	51,096	335,160,624	330,424,438	(4,736,186)	333,561,891	328,774,609	(4,787,282)
Totals	$(5,744,399)	$403,919,956	$495,842,340	$91,922,384	$409,262,815	$506,929,598	$97,666,783

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for each of the three months ended June 30, 2016 and 2015.

For the six months ended June 30, 2016, we had a net change in unrealized depreciation of $35,354,887. For the six months ended June 30, 2015, we had a net change in unrealized appreciation of $22,039,682. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the six months ended June 30, 2016 and 2015, respectively.

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of June 30, 2016			As of December 31, 2015
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Palantir Technologies, Inc.	$(11,131,768)	$17,198,903	$45,221,480	$28,022,577	$17,198,903	$56,353,248	$39,154,345
Fullbridge, Inc.	(5,655,694)	8,418,479	1,122,848	(7,295,631)	7,417,039	5,777,102	(1,639,937)
Dataminr, Inc.	(5,241,364)	3,164,265	6,147,025	2,982,760	3,164,265	11,388,389	8,224,124
Twitter, Inc.	(4,987,738)	14,271,866	13,538,146	(733,720)	14,271,866	18,525,884	4,254,018
Dropbox, Inc.	(4,964,278)	13,656,926	17,267,910	3,610,984	13,656,926	22,232,188	8,575,262
Solexel, Inc.	(4,936,231)	14,018,399	9,091,235	(4,927,164)	14,018,399	14,027,466	9,067
Chegg, Inc.	(2,046,230)	14,022,863	5,913,960	(8,108,903)	14,022,863	7,960,190	(6,062,673)
Lyft, Inc.	(1,775,644)	6,022,062	10,708,568	4,686,506	7,507,216	13,969,366	6,462,150
GSV Sustainability Partners	(1,523,289)	7,161,412	4,726,711	(2,434,701)	7,161,412	6,250,000	(911,412)
SugarCRM, Inc.	(1,012,969)	6,977,024	8,970,337	1,993,313	6,977,024	9,983,306	3,006,282
Gilt Groupe Holdings, Inc.	6,055,046	—	—	—	6,594,433	539,387	(6,055,046)
Other(1)	1,865,272	218,857,220	222,166,769	3,309,549	215,034,657	216,478,934	1,444,277
Totals	$(35,354,887)	$323,769,419	$344,874,989	$21,105,570	$327,025,003	$383,485,460	$56,460,457

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of June 30, 2015			As of December 31, 2014
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Twitter, Inc.	$(15,136,093)	$14,271,866	$28,997,732	$14,725,866	$27,551,563	$57,413,522	$29,861,959
Dataminr, Inc.	7,931,309	3,164,265	11,876,054	8,711,789	3,164,265	3,944,745	780,480
2U, Inc. (f/k/a 2tor, Inc.)	14,876,990	10,032,117	38,219,499	28,187,382	10,032,117	23,342,509	13,310,392
Lyft, Inc.	3,659,875	7,507,216	11,162,511	3,655,295	5,003,634	4,999,054	(4,580)
Chegg, Inc.	1,099,996	14,022,863	9,273,089	(4,749,774)	14,022,863	8,173,093	(5,849,770)
JAMF Holdings, Inc.	1,238,327	9,999,928	11,237,917	1,237,989	9,999,928	9,999,590	(338)
Spotify Technology S.A.	2,475,382	3,598,472	8,152,255	4,553,783	3,598,472	5,676,873	2,078,401
Palantir Technologies, Inc.	3,306,585	17,200,023	48,783,020	31,582,997	17,198,903	45,475,315	28,276,412
Dropbox, Inc.	4,958,996	13,656,926	30,027,479	16,370,553	13,656,926	25,068,483	11,411,557
SugarCRM, Inc.	1,029,396	8,301,474	12,291,890	3,990,416	8,299,914	11,260,934	2,961,020
Gilt Groupe Holdings, Inc.	(1,973,186)	6,594,433	1,194,922	(5,399,511)	6,594,433	3,168,108	(3,426,325)
Other(1)	(1,427,895)	295,570,373	284,625,972	(10,944,401)	289,276,695	279,760,189	(9,516,506)
Totals	$22,039,682	$403,919,956	$495,842,340	$91,922,384	$408,399,713	$478,282,415	$69,882,702

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for each of the six months ended June 30, 2016 and 2015.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of our equity and debt securities, advances from our Credit Facility, as well as the sales of our investments. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the six months ended June 30, 2016 and 2015, our operating expenses were $953,567 and $19,085,854, respectively.

Cash Reserves and Liquid Securities	As of June 30, 2016	As of June 30, 2015
Cash	$2,457,294	$8,049,760
Amounts available for borrowing under the Credit Facility(1)	14,500,000	18,000,000
Securities of Publicly Traded
Portfolio Companies(2)
Unrestricted securities(3)	19,452,106	38,270,821
Subject to other Sales Restrictions(4)	—	38,456,939
Total	19,452,106	76,727,760
Total Cash reserves and Liquid securities	$36,409,400	$102,777,520

(1)	Subject to leverage and borrowing base restrictions under the Credit Facility. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2016 for details regarding the Credit Facility.
(2)	Our portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(3)	“Unrestricted Securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale.
(4)	As of June 30, 2015, this balance represents our common shares of Cricket Media (f/k/a ePals Inc.) and 2U, Inc. (f/k/a 2tor, Inc.). These shares are freely tradable, however at certain times in the past, these shares may have been subject to black-out periods as a result of Michael Moe’s previously held seats on the boards of directors of these portfolio companies. Mr. Moe resigned from his position as a director of Cricket Media in May 2016. Mr. Moe’s term as a director of 2U, Inc. expired on June 7, 2016, and he did not stand for re-election.

During the six months ended June 30, 2016, our balance of cash and cash equivalents decreased to $2,457,294 at the end of the period, from $13,349,877 at the beginning of the period. The decline in cash and cash equivalents was primarily due to $4,993,660 and $3,798,175 in payments to GSV Asset Management for earned incentive and management fees, respectively. Additionally, our cash balance declined due to $3,541,026 of net purchases of investments, excluding treasury strips. During the six months ended June 30, 2016, there were no financing activities that impacted our cash and cash equivalents, other than borrowings under the Credit Facility.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the six months ended June 30, 2016 or the year ended December 31, 2015.

As a result of our distribution, which was paid on December 31, 2015, we issued 2,860,903 shares of common stock. Refer to “— Distributions” below for details of the distribution paid.

As of June 30, 2016, we had borrowings of $3,500,000 under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$26.5	$26.5	$—	$—	$—
Convertible Senior Notes(2)	69.0	—	69.0	—	—
Credit Facility(3)(4)	3.5	3.5	—	—	—
Total	$99.0	$30.0	$69.0	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on July 7, 2016, when the United States Treasury Bill matured and the $3.5 million margin deposit that was posted as collateral was returned.
(2)	The balance reflected for the Convertible Senior Notes reflects the principal balance payable to investors. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2016 for more information.
(3)	The total unused amount available under the Credit Facility as of June 30, 2016, was $14,500,000.
(4)	The weighted-average interest rates incurred under the Credit Facility were 2.02% and 4.04% for the three and six months ended June 30, 2016, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distributions

The timing and amount of our dividends, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on January 6, 2011 through June 30, 2016. The table is divided by fiscal year according to record date:

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

We have also qualified to be treated as a RIC for the 2015 taxable year and continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our condensed consolidated financial statements as of June 30, 2016 for more information.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of June 30, 2016, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 82.7567 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.08 per share of common stock. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” and “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2016 for more information regarding the Convertible Senior Notes.

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with an $18 million Credit Facility, which matures on December 31, 2016 and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn. As of June 30, 2016, we had $3,500,000 in borrowings under the Credit Facility. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2016 for a detailed discussion of the Credit Facility.

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

Pursuant to the Advisory Agreement, GSV Asset Management is paid a base annual fee of 2.00% of gross assets, which is our total assets as reflected on our Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of (i) 20% of our realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, or (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Incentive Fees

For GAAP purposes, in accordance with the AICPA’s TPA (TIS 6910.2), we are required to accrue incentive fees as if we had fully liquidated our entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2016 and December 31, 2015. This accrual considers both the hypothetical liquidation of our portfolio described previously, as well as our actual cumulative realized gains and losses since inception and any previously paid incentive fees.

For the three and six months ended June 30, 2016, we reversed previously accrued incentive fees of $2,907,224 and $8,025,808, respectively. For the three and six months ended June 30, 2015, the Company accrued incentive fees of $1,565,339 and $9,777,067, respectively.

Management Fees

GSV Asset Management earned $1,740,223 and $3,698,223 in management fees for the three and six months ended June 30, 2016, respectively. GSV Asset Management earned $2,010,385 and $3,931,513 in management fees for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, GSV Asset Management owed us $1,623 for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition, as of June 30, 2016, we owed GSV Asset Management $532,690 for the reimbursement of other expenses.

As of December 31, 2015, GSV Asset Management owed us $220,770 for reimbursement of expenses we paid that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, we owed GSV Asset Management $5,047,429 for earned incentive fees and, to a lesser extent, for the reimbursement of other expenses.

We have entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services. GSV Asset Management controls GSV Capital Service Company. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services, which creates a conflict that our board of directors must monitor. While there is no limit on the total amount of expenses we may be required to reimburse GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. There were $698,692 and $1,298,642 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2016, respectively. There were

$785,036 and $1,587,432 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2015, respectively.

Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of our portfolio companies. Diane Flynn, who is the spouse of our President, Mark Flynn, serves as Chief Marketing Officer of NestGSV, Inc. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of our portfolio companies, is the brother-in-law of our President, Mark Flynn. As of June 30, 2016, the fair values of our investments in NestGSV, Inc. and Enjoy Technology, Inc. were $8,338,970 and $5,439,400, respectively. Another one of our portfolio companies, GSV Sustainability Partners, utilizes office space paid for by GSV Asset Management without paying GSV Asset Management or us any consideration for rent. We do not consider this an arms-length transaction.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, as of August 9, 2016, GSV Asset Management also manages Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (the “Coursera Funds”), and serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures III LLC and GSV Ventures IV LLC, each a venture capital and growth equity fund (collectively, the “GSV Ventures Funds”), and will likely manage one or more private funds, or series within such private funds in the future. We have no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

While the investment focus of each of these entities, including the Coursera Funds and the GSV Ventures Funds, may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser, GSV Asset Management, intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both us and the other funds that are currently, or in the future may be, managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that we have priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

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

We also adopted a code of ethics which applies to, among others, our senior officers, including our Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer, as well as any other officers and our directors and employees. Our code of ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our code of ethics, each officer, employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our board of directors is charged with approving any waivers under our code of ethics. As required by the Nasdaq corporate governance listing standards, the Audit Committee of our board of directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Investments at Fair Value

We apply fair value accounting in accordance with GAAP and the AICPA’s Audit and Accounting Guide for Investment Companies. We value our assets on a quarterly basis, or more frequently if required under the 1940 Act.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 3 — Investments at Fair Value” to our condensed consolidated financial statements as of June 30, 2016, may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Levelling Policy” to our condensed consolidated financial statements as of June 30, 2016, for a detailed discussion of the levelling of our financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of GSV Asset Management, our board of directors or the Valuation Committee, does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GSV Asset Management responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.	An independent third-party valuation firm is engaged by, or on behalf of, the Valuation Committee to conduct independent appraisals and review management’s preliminary valuations and make its own independent assessment, for all investments for which there are no readily available market quotations;
4.	The Valuation Committee discusses the valuations and recommends to our board of directors a fair value for each investment in the portfolio based on the input of GSV Asset Management and the independent third-party valuation firm; and
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

The Valuation Committee engages at least one independent valuation firm to perform valuations of our investments that are not publicly traded or for which there are no readily available market quotations. Our board of directors considers the independent valuations provided by the valuation firm(s), among other factors, in making our fair value determinations.

Recent Developments

Portfolio Activity

From June 30, 2016 through August 9, 2016, we did not purchase any investments.

From June 30, 2016 through August 9, 2016, we sold investments of $16,978,469 net of transaction costs as shown in the following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Twitter, Inc.	July 8, 2016	500,000	$18.04	$9,019,053	$259,477
Twitter, Inc.	July 25, 2016	300,600	18.49	5,559,416	47,126
Lyft, Inc.	July 29, 2016	100,000	24.00	2,400,000	1,383,880
Totals				$16,978,469	$1,690,483

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

We are frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders, and termination rights by the seller or us. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From June 30, 2016 through August 9, 2016, we made no such escrow deposits.

Dividends

On August 3, 2016, our board of directors declared a dividend of $0.04 per share payable on August 24, 2016 to stockholders of record at the close of business on August 16, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our equity investments are primarily in growth companies that in many cases have short operating histories and are generally illiquid. In addition to the risk that these companies may fail to achieve their objectives, the price we may receive for these companies in private transactions may be significantly impacted by periods of disruption and instability in the capital markets, such as the recent market volatility in China, geopolitical unrest in the Middle East and as a result of the referendum vote relating to the United Kingdom’s exit from the European Union. While these periods of disruption generally have little actual impact on the operating results of our equity investments, these events may significantly impact the prices that market participants will pay for our equity investments in private transactions. This may have a significant impact on the valuation of our equity investments.

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

As of June 30, 2016, all of our debt investments bore a fixed rate of interest. As of June 30, 2016, all of our borrowings bore a fixed rate of interest with the exception of the Credit Facility, which is indexed to the prime rate. We do not expect a significant impact on net investment income or loss due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income or loss should the prime rate rise.

Based on our June 30, 2016 condensed consolidated balance sheet, the following table shows the impact of changes in interest rates on our net income or loss for the six months ended June 30, 2016, assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income/ (Loss)
Up 300 Basis points	$—	$990,000	$(990,000)
Up 200 Basis points	$—	$900,000	$(900,000)
Up 100 Basis points	$—	$810,000	$(810,000)
Down 100 Basis points	$—	$—	$—
Down 200 Basis points	$—	$—	$—
Down 300 Basis points	$—	$—	$—

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Item 4. Controls and Procedures

As of June 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we and GSV Asset Management may, from time to time, be involved in litigation arising out of our and GSV Asset Management’s operations in the normal course of business or otherwise, except as set forth in “Item 3. Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, neither we nor GSV Asset Management is currently a party to any pending material legal proceedings. There have been no material developments in the legal proceedings described in “Item 3. Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended December 31, 2015, since the date such report was filed with the SEC.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially and adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2016, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
11.1	Computation of Per Share Earnings (Included in “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” to our Condensed Consolidated Financial Statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at June 30, 2016
Control Investments
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,599,718	$—	$—	$—	$524,650	$5,124,368
Preferred shares, Series B	—	4,633,228	—	—	—	292,335	4,925,563
Preferred shares, Series A	—	518,000	—	—	—	32,683	550,683
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 07/31/2017***	15,000	—	—	501,160	—	(1,160)	500,000
Unsecured Promissory Note 10% Due 11/23/2016	5,417	—	—	500,000	—		500,000
Preferred shares, Series D	—	4,960,565	—	—	—	(254,229)	4,706,336
Preferred shares, Series C	—	1,733,404	—	—	—	(83,023)	1,650,381
Preferred shares, Series B	—	—	—	—	—	284,626	284,626
Preferred shares, Series A	—	—	—	—	—	476,377	476,377
Common shares	—	—	—	—	—	—	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019	—	31,875	—	—	—	9,375	41,250
Preferred warrants Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	145,000	—	—	—	35,000	180,000
GSV Sustainability Partners
Preferred shares, Class A	—	6,250,000	—	—	—	(1,523,289)	4,726,711
Common shares	—	—	—	—	—	—	—
Total Control Investments	$20,417	$22,871,790	$—	$1,001,160	$—	$(206,655)	$23,666,295
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$133,978	$—	$—	$—	$(133,978)	$—
Preferred shares, Series A	—	191,993	—	—	—	(191,993)	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 11/17/2016***	1,496	25,000	—	440	—	1,104	26,544
Preferred shares, Series A	—	1,156,175	—	—	—	(89,882)	1,066,293
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	429	—	—	—	(268)	161
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	14,065	—	—	—	(8,791)	5,274
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	3,088	—	—	—	(1,930)	1,158

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at June 30, 2016
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	$—	$12,864	$—	$—	$—	$(8,040)	$4,824
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	55,000	—	—	—	(35,000)	20,000
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(4)	43,082	1,080,000	—	—	—	—	1,080,000
Convertible preferred shares, Series D	—	775,861	—	—	—	—	775,861
Convertible preferred shares, Series C	—	1,959,127	—	—	—	(45,643)	1,913,484
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	10,142	—	—	—	(7,268)	2,874
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	2,000,003	—	(358,501)	11,637,813
Declara, Inc.
Convertible Promissory Note 6% Due 12/30/2016***	59,835	2,000,000	—	—	—	—	2,000,000
Preferred shares, Series A	—	9,999,999	—	—	—	—	9,999,999
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	400	—	30,487	530,887
Preferred shares, Series A	—	524,867	—	—	—	24,891	549,758
Fullbridge, Inc.
Convertible Promissory Note, 10% Due 3/2/2016(3)	(85,829)	1,020,859	—	400	—	(804,397)	216,862
Convertible Promissory Note, 10% Due 3/14/2017(3)	—	—	—	1,000,000	—	(94,014)	905,986
Preferred shares, Series D	—	3,111,714	—	1,040	—	(3,112,754)	—
Preferred shares, Series C	—	1,625,001	—	—	—	(1,625,001)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	2,831	—	—	—	(2,831)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	1,862	—	—	—	(1,862)	—
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	(1,923)	—
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	4,121	—	—	—	(4,121)	—
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	824	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	7,143	—	—	—	(7,143)	—

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at June 30, 2016
Global Education Learning (Holdings) Ltd.**
Preferred shares, Series A	$—	$—	$—	$120	$—	$(120)	$—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Orchestra One, Inc. (f/k/a Learnist Inc.) (5)
Common shares	—	4,364	(4,364)	—	—	—	—
Ozy Media, Inc.
Preferred shares, Series B	—	4,690,178	—	—	—	(43,037)	4,647,141
Preferred shares, Series A	—	3,907,004	—	—	—	(35,850)	3,871,154
Preferred shares, Series Seed	—	1,531,812	—	—	—	(14,055)	1,517,757
PayNearMe, Inc.
Preferred shares, Series E	—	13,974,887	—	—	—	—	13,974,887
Strategic Data Command, LLC(6)
Common shares	—	1,001,650	—	—	—	205,750	1,207,400
Total Affiliate Investments	$18,584	$66,075,585	$(4,364)	$3,002,403	$—	$(6,367,818)	$62,705,806

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	Investments were on non-accrual status as of June 30, 2016.
(4)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest began compounding annually on November 26, 2015.
(5)	GSV Capital Corp.’s ownership percentage in Orchestra One, Inc. (f/k/a Learnist Inc.) decreased to below 5% and, as such, Orchestra One, Inc. is no longer classified as an “Affiliate Investment” as of June 30, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of June 30, 2016 to indicate that the investment in Orchestra One, Inc., while still held as of June 30, 2016, does not meet the criteria of an Affiliate Investment as defined in the Investment Company Act of 1940, as amended.
(6)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$629,309	$(629,309)	$—	$—	$—	$—
Preferred shares, Series A-1	—	491,252	(491,252)	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	—	260,888	4,599,718
Preferred shares, Series B	—	4,347,608	—	—	—	285,620	4,633,228
Preferred shares, Series A	—	391,592	—	—	—	126,408	518,000
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	—	3,499,999	—	9	4,960,565
Preferred shares, Series C	—	1,503,832	—	—	—	229,572	1,733,404
Preferred shares, Series B	—	265,980	—	—	—	(265,980)	—
Preferred shares, Series A	—	440,000	—	—	—	(440,000)	—
Common shares	—	1,000	—	—	—	(1,000)	—
Preferred warrants Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	—	80,000	145,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	—	7,500	31,875
GSV Sustainability Partners
Preferred shares, Class A	—	4,850,000	—	2,300,156	—	(900,156)	6,250,000
Common shares	—	10,000	—	—	—	(10,000)	—
Total Control Investments	$—	$18,819,335	$(1,120,561)	$5,800,155	$—	$(627,139)	$22,871,790
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$—	$629,309	$—	$—	$(437,316)	$191,993
Preferred shares, Series A-1	—	—	491,252	320	—	(357,594)	133,978
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,705,006	—	293,558	—	(842,389)	1,156,175
Term Loan, 12%, 09/30/2015***	(6,440)	288,114	—	—	(292,798)	4,684	—
Term Loan, 12%, 11/18/2016***(7)	—	—	—	26,104	—	(1,104)	25,000
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	—	(110,000)	55,000
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	58,019	—	—	—	(43,954)	14,065

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	$—	$64,322	$—	$—	$—	$(51,458)	$12,864
Preferred warrants, $1.16 Strike Price, Expiration Date 6/26/2021	—	12,736	—	—	—	(9,648)	3,088
Circle Media, Inc. – Preferred Warrants Series A (f/k/a S3 Digital Corp.) – Strike Price $1.166, Expiration Date 11/18/2022	—	—	—	576	—	(147)	429
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(5)	80,631	1,007,671	—	80,000	—	(7,671)	1,080,000
Convertible preferred shares, Series C	—	2,292,582	—	—	—	(333,455)	1,959,127
Convertible preferred shares, Series D	—	716,066	—	—	—	59,795	775,861
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	12,508	—	—	—	(2,366)	10,142
Cricket Media (f/k/a ePals Inc.)**(4)(6)
Common shares	—	331,126	(331,126)	—	—	—	—
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	—	9,996,311
Declara, Inc.
Declara, Inc., Convertible Promissory Note 6% Due 12/30/2016	658	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series A	—	10,019,825	—	—	—	(19,826)	9,999,999
EdSurge, Inc.
Preferred shares, Series A	—	505,328	—	—	—	19,539	524,867
Preferred shares, Series A-1	—	—	—	500,960	—	(960)	500,000
Fullbridge, Inc.
Convertible Promissory Note, 10% Interest rate, 3/2/2016***	142,645	—	—	1,014,395	—	6,464	1,020,859
Preferred shares, Series D	—	3,111,714	—	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	—	1,625,001
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	1,862	—	—	—	5,281	7,143
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	—	3,297	4,121
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	4,121	—	—	—	(1,290)	2,831
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	—	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	7,143	—	—	—	(5,281)	1,862

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	$—	$824	$—	$—	$—	$—	$824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	—	824	824
Global Education Learning (Holdings) Ltd. **
Preferred shares, Series A	—	3,995,221	—	—	(3,660,394)	(334,827)	—
Orchestra One, Inc. (f/k/a Learnist Inc.)
Common Shares(7)	—	—	5,379,310	—	—	(5,374,946)	4,364
Preferred shares, Series D	—	2,319,014	(2,319,014)	—	—	—	—
Preferred shares, Series E	—	1,610,296	(1,610,296)	—	—	—	—
Preferred shares, Series F	—	1,450,000	(1,450,000)	—	—	—	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	4,999,999	—	—	—	(309,821)	4,690,178
Preferred shares, Series A	—	4,165,091	—	—	—	(258,087)	3,907,004
Preferred shares, Series Seed	—	1,573,000	—	—	—	(41,188)	1,531,812
PayNearMe, Inc.
Preferred shares, Series E	—	9,982,064	—	3,999,998	—	(7,175)	13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	—	1,920	(5,000)	(189,506)	—
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	(12,373)	14,023	1,001,650
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/1/2016***	(3,074)	78,425	—	760	(50,000)	(29,185)	—
Preferred shares, Series B	—	128,902	—	—	—	(128,902)	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—	—
Total Affiliate Investments	$214,420	$70,172,313	$789,435	$7,918,591	$(4,020,565)	$(8,784,189)	$66,075,585

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates (unaudited) – (continued)

(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.) priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media based on its December 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, serves on the board of directors for Cricket Media, which subjects GSV Capital Corp. to insider trading restrictions under Canadian securities law.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(6)	Subsequent to the filing of its annual report on Form 10-K for the fiscal year ended December 31, 2015, GSV Capital Corp. identified that its investment in Cricket Media was inappropriately included as an affiliate as of December 31, 2015 in the accompanying Schedule of Investments in and Advances to Affiliates. Therefore, the Schedule of Investments in and Advances to Affiliates included in this quarterly report has been corrected to remove all Cricket Media balances related to the year ended December 31, 2015, including the total fair value of $67,296. Management does not consider these amounts to be material to its previously issued Schedule of Investments in and Advances to Affiliates.
(7)	Subsequent to the filing of GSV Capital Corp.’s annual report on Form 10-K for the fiscal year ended December 31, 2015, certain typographical formatting matters were identified where Schedule of Investments in and Advances to Affiliates activities were formatted in the incorrect columns. Such formatting matters have been corrected in this presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.
Date: August 9, 2016
By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: August 9, 2016	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)