Form 10-Q
period 2016-09-30
GSV Capital Corp.
filed 2016-11-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

The issuer had 22,181,003 shares of common stock, $0.01 par value per share, outstanding as of November 8, 2016.

GSV CAPITAL CORP.

i

ii

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $22,832,672 and $21,830,392, respectively)(1)	$22,050,846	$22,871,790
Investments in affiliated securities (cost of $73,984,911 and $73,942,123, respectively)(1)	64,121,729	66,075,585
Investments in non-controlled/non-affiliated securities (cost of $181,608,512 and $197,577,328, respectively)	212,097,381	260,861,392
Investments in treasury bill (cost of $29,999,935 and $29,999,968, respectively)	29,999,935	30,000,000
Investments owned and pledged (amortized cost of $0 and $3,675,192, respectively)(2)	—	3,676,693
Total Investments (cost of $308,426,030 and $327,025,003, respectively)	328,269,891	383,485,460
Cash	11,445,113	13,349,877
Restricted cash	115,431	52,931
Due from:
GSV Asset Management(1)	77,021	220,770
Portfolio companies(1)	679	56,371
Interest and dividends receivable	222,361	97,183
Prepaid expenses and other assets	315,238	227,826
Deferred financing costs(3)	356,268	352,653
Total Assets	340,802,002	397,843,071
LIABILITIES
Due to:
GSV Asset Management(1)	895,932	5,047,429
Accounts payable and accrued expenses	364,239	105,587
Accrued incentive fees(1)	9,509,476	17,314,565
Accrued management fees(1)	541,988	683,423
Accrued interest payable	150,938	1,056,563
Payable for securities purchased	26,499,909	26,499,357
Deferred tax liability	11,924,845	12,476,155
Convertible Senior Notes payable 5.25% due September 15, 2018(2)(3)	67,294,938	66,649,047
Total Liabilities	117,182,265	129,832,126
Commitments and contingencies (Notes 6 and 9)
Net Assets	$223,619,737	$268,010,945

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES – (continued)
(UNAUDITED)

	September 30, 2016	December 31, 2015
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 22,181,003 issued and outstanding, respectively)	$221,810	$221,810
Paid-in capital in excess of par	237,757,527	237,757,527
Accumulated net investment loss	(21,760,725)	(16,634,037)
Accumulated net realized gains (losses) on investments	(517,892)	2,681,342
Accumulated net unrealized appreciation of investments	7,919,017	43,984,303
Net Assets	$223,619,737	$268,010,945
Net Asset Value Per Share	$10.08	$12.08

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	The Convertible Senior Notes have a face value of $69,000,000. Refer to “Note 9 — Long-Term Liabilities” for a reconciliation of the carrying value to the face value. In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank N.A., the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of September 30, 2016, all of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement.
(3)	Deferred debt issuance costs of $1,947,572 related to the Company’s issuance of the Convertible Senior Notes payable were previously classified as “Deferred financing costs” as of December 31, 2015. In accordance with FASB ASU 2015-03, this balance has been retrospectively reclassified as a direct deduction from the Convertible Senior Notes on the Condensed Consolidated Statements of Assets and Liabilities at September 30, 2016. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Recently Adopted Accounting Standards,” as well as “Note 9 — Long-Term Liabilities” for further detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income from controlled securities(1)	$23,000	$—	$43,417	$—
Interest income/(reversal of interest accrual) from affiliated securities(1)	61,145	31,992	79,858	152,388
Interest income from non-controlled/non-affiliated securities	2,503	7,371	11,906	23,109
Dividend income from non-controlled/non-affiliated securities	—	—	—	46,781
Total Investment Income	86,648	39,363	135,181	222,278
OPERATING EXPENSES
Management fees(1)	1,625,963	2,063,017	5,324,186	5,994,530
Incentive fees/(Reversal of incentive fee accrual)(1)	220,719	1,062,535	(7,805,089)	10,839,602
Costs incurred under administration agreement(1)	627,444	598,456	1,926,085	2,185,888
Directors’ fees	86,250	94,620	258,750	287,426
Professional fees	416,353	265,429	1,441,856	1,001,401
Interest expense	1,189,736	1,183,833	3,557,225	3,781,419
Income tax expense	—	852,970	—	852,970
Other expenses	141,838	118,417	558,856	382,895
Gain on fair value adjustment for embedded derivative	—	—	—	(1,000)
Total Operating Expenses	4,308,303	6,239,277	5,261,869	25,325,131
Provision for taxes on net investment loss(3)	—	(26,583,935)	—	(18,865,865)
Net Investment Loss	(4,221,655)	(32,783,849)	(5,126,688)	(43,968,718)
Net Realized Gains/(Losses):
From affiliated securities	—	(10,170,567)	—	(10,161,030)
From non-controlled/non-affiliated securities	2,658,715	37,460,383	(2,311,994)	64,305,863
Net Realized Gains/(Losses) on investments	2,658,715	27,289,816	(2,311,994)	54,144,833
Benefit from taxes on realized gains on investments(3)	—	11,307,706	—	342,802
Net Change in Unrealized Appreciation/ (Depreciation) of Investments:
From controlled securities	(1,616,568)	719,143	(1,823,224)	685,571
From affiliated securities	(584,077)	5,124,897	(6,951,895)	4,467,809
From non-controlled/non-affiliated securities	938,936	(27,825,708)	(27,841,477)	(5,095,366)
Total Change in Unrealized Appreciation/ (Depreciation) of investments	(1,261,709)	(21,981,668)	(36,616,596)	58,014
Benefit from taxes on unrealized appreciation/depreciation of investments(3)	551,310	25,020,686	551,310	16,021,883
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(2,273,339)	$8,852,691	$(43,503,968)	$26,598,814
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$(0.10)	$0.45	$(1.96)	$1.37
Diluted(2)	$(0.10)	$0.42	$(1.96)	$1.27
Weighted-Average Common Shares Outstanding
Basic	22,181,003	19,320,100	22,181,003	19,320,100
Diluted(2)	22,181,003	23,564,228	22,181,003	23,564,228

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)

(2)	For the three and nine months ended September 30, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.
(3)	Due to the Company’s change in tax status to a regulated investment company (“RIC”) from a C Corporation, the associated accrued benefits and provisions from previous periods were reversed, resulting in a provision for net investment loss, a benefit from net realized gains, and a benefit from unrealized appreciation of investments for the three and nine months ended September 30, 2015. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes,” “Note 8 — Income Taxes” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment loss	$(5,126,688)	$(43,968,718)
Net realized gains/(losses) on investments	(2,311,994)	54,144,833
Benefit from taxes on realized gains on investments	—	342,802
Net change in unrealized appreciation/(depreciation) of investments	(36,616,596)	58,014
Benefit from taxes on unrealized Appreciation/depreciation of investments	551,310	16,021,883
Net Increase/(Decrease) in Net Assets Resulting from Operations	(43,503,968)	26,598,814
Distributions from realized gains	(887,240)	—
Total Increase/(Decrease) in Net Assets	(44,391,208)	26,598,814
Net assets at beginning of period	268,010,945	285,903,673
Net Assets at End of Period	$223,619,737	$312,502,487
Capital Share Activity
Shares issued	—	—
Shares outstanding at beginning of period	22,181,003	19,320,100
Shares Outstanding at End of Period	22,181,003	19,320,100

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(43,503,968)	$26,598,814
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gains)/losses on investments	2,311,994	(54,144,833)
Net change in unrealized depreciation/(appreciation) of investments	36,616,596	(58,014)
Gain on fair value adjustment for embedded derivative	—	(1,000)
Deferred tax liability	(551,310)	2,501,181
Amortization of discount on Convertible Senior Notes	645,891	637,869
Amortization of deferred financing costs	165,999	90,424
Amortization of fixed income security premiums and discounts	(9,808)	(58,030)
Change in restricted cash	(62,500)	(4,042)
Non-cash dividend income	—	(46,781)
Purchases of investments in:
Portfolio investments	(13,019,822)	(17,146,659)
United States treasury bills	(89,999,458)	(225,015,507)
Proceeds from sales or maturity of investments in:
Portfolio investments	25,631,067	92,641,645
United States treasury bills	3,685,000	3,639,000
United States treasury strips	90,000,000	300,000,000
Changes in operating assets and liabilities:
Due from GSV Asset Management(1)	143,749	(647)
Due from portfolio companies(1)	55,692	24,985
Prepaid expenses and other assets	(87,412)	249,941
Interest and dividends receivable	(125,178)	(102,076)
Due to GSV Asset Management(1)	(4,151,497)	(3,416)
Payable for securities purchased	552	(68,001,096)
Accounts payable and accrued expenses	258,652	(225,087)
Accrued incentive fees(1)	(7,805,089)	10,839,602
Accrued management fees(1)	(141,435)	46,396
Accrued interest payable	(905,625)	(988,520)
Current taxes payable	—	(102,932)
Net Cash Provided by/(Used in) Operating Activities	(847,910)	71,371,217
Cash Flows from Financing Activities
Borrowings under Credit Facility	3,500,000	6,000,000
Repayments under Credit Facility	(3,500,000)	(24,000,000)
Deferred offering costs	(169,614)	—
Distributions from realized gains	(887,240)	—
Net Cash Used in Financing Activities	(1,056,854)	(18,000,000)
Net Increase/(Decrease) in Cash	(1,904,764)	53,371,217
Cash at Beginning of period	13,349,877	3,472,880
Cash at End of Period	$11,445,113	$56,844,097
Supplemental Cash Flow Information:
Interest Paid	$3,650,961	$4,769,939
Taxes Paid	$—	$852,970
Non-Cash Operating Items:
Transactions in Portfolio Company Investments
Preferred shares converted to common shares	$1,436,404	$—
Convertible notes converted to warrants	$74,380	$—
Convertible notes converted to preferred shares	$—	$295,801
Structured notes converted to convertible notes	$—	$609,683

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,304,277	1.03%
Common shares, Class A		5,773,690	16,189,935	40,710,849	18.21%
Total			17,198,903	43,015,126	19.24%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	7,195,109	3.22%
Common shares		760,000	8,641,153	9,897,596	4.43%
Total			13,656,926	17,092,705	7.65%
Spotify Technology S.A. **	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	16,210,657	7.25%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,435,486	6.46%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	5,480,348	14,000,398	13,974,887	6.25%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	12,429,978	5.56%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	6,191,265	2.77%
Common shares		133,213	2,999,983	6,180,284	2.76%
Total			5,999,961	12,371,549	5.53%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	0.89%
Preferred shares, Series B		922,509	4,999,999	4,657,211	2.08%
Preferred shares, Series A		1,090,909	3,000,200	3,879,542	1.73%
Preferred shares, Series Seed		500,000	500,000	1,521,045	0.69%
Total			10,500,199	12,057,798	5.39%
Declara, Inc.(1)
Convertible Promissory Note 6% Due 12/30/2016***	Palo Alto, CA	$2,000,000	2,000,000	2,000,000	0.89%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	9,999,999	4.47%
Total			11,999,999	11,999,999	5.36%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	11,336,432	5.07%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.22%
Preferred shares, Series C-1		3,378,379	10,000,002	10,400,238	4.65%
Total			10,502,083	10,900,239	4.87%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	10,847,868	4.85%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
StormWind, LLC(2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	$4,000,787	$4,650,838	2.08%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.00%
Preferred shares, Series A		366,666	110,000	499,796	0.22%
Total			6,130,474	9,621,037	4.30%
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	1,532,742	0.69%
Preferred shares, Series C		5,300,158	11,598,648	7,337,470	3.28%
Total			14,018,399	8,870,212	3.97%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,802,236	1.26%
Common shares	Manager	1,524,799	5,476,502	5,779,577	2.58%
Total			6,977,024	8,581,813	3.84%
Chegg, Inc.**	Santa Clara, CA
Common shares	Online Education Services	1,182,792	14,022,863	8,385,995	3.75%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Global Innovation Platform	$500,000	427,900	427,900	0.19%
Promissory Note 10% Due 11/23/2016***		$500,000	500,000	500,000	0.22%
Preferred shares, Series D		3,720,424	4,904,498	4,487,614	2.01%
Preferred shares, Series C		1,561,625	2,005,730	1,573,681	0.70%
Preferred shares, Series B		450,001	605,500	271,398	0.13%
Preferred shares, Series A		1,000,000	1,021,778	454,237	0.20%
Common shares		200,000	1,000	—	—%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019		187,500	—	31,875	0.01%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	155,000	0.08%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 7/18/2021		250,000	74,380	77,500	0.03%
Total			9,540,786	7,979,205	3.57%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation	128,563	2,503,585	3,274,366	1.46%
Preferred shares, Series D	Services	176,266	1,792,749	4,230,384	1.89%
Total			4,296,334	7,504,750	3.35%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,570,337	0.70%
Preferred shares, Series B		904,977	2,063,356	4,715,545	2.11%
Total			3,164,265	6,285,882	2.81%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,697,273	2.55%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	4,000,000	1.79%
Preferred shares, Series A		879,198	1,002,440	1,439,400	0.64%
Total			5,002,720	5,439,400	2.43%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	$4,999,999	$4,953,723	2.22%
Whittle Schools, LLC(1)(5)	New York, NY
Preferred shares, Series B	Globally-focused Private	3,000,000	3,000,000	3,000,000	1.34%
Common shares	School	229	1,577,097	1,500,000	0.67%
Total			4,577,097	4,500,000	2.01%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	4,450,604	1.99%
Common shares		100,000	10,000	—	—%
Total			7,161,412	4,450,604	1.99%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.79%
Snap, Inc. (f/k/a Snapchat, Inc.)	Venice, CA
Preferred shares, Series F	Social Communication	130,208	4,002,270	3,999,990	1.79%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(8)	Corporate Education	$1,080,000	1,080,000	1,080,000	0.48%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.35%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	0.86%
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	3,888	—%
Total			3,864,684	3,773,233	1.69%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Peer-to-Peer Pet Services	514,562	2,506,119	2,500,771	1.12%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.01%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	77,093	0.03%
Total			2,282,844	2,327,092	1.04%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.89%
Preferred shares, Series B		49,505	217,206	249,691	0.12%
Total			2,217,653	2,249,689	1.01%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	0.89%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,108,717	0.50%
Preferred shares, Series A		3,579,610	758,017	554,358	0.24%
Total			2,260,379	1,663,075	0.74%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 3/2/2016(3)	Business Education	$1,030,507	1,021,263	354,075	0.16%
Convertible Promissory Note 10% Due 3/14/2017(3)		$1,000,000	1,000,000	935,849	0.42%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Preferred shares, Series D		1,655,167	$2,957,062	$—	—%
Preferred shares, Series C		1,728,724	3,193,444	—	—%
Common warrants – Strike Price $0.91, Expiration Date 3/2/2020		283,106	35,767	—	—%
Common warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	—	—%
Common warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	—	—%
Common warrants – Strike Price $0.91, Expiration Date 4/3/2019		412,088	52,063	—	—%
Common warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	—	—%
Common warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	10,413	—	—%
Common warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	—	—%
Total			8,418,483	1,289,924	0.58%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	1,167,550	0.52%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	527,942	0.24%
Preferred shares, Series A		494,365	500,801	546,708	0.24%
Total			1,002,161	1,074,650	0.48%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	937,653	0.42%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	18,009	1,001,815	797,651	0.36%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2016***	Sports Analytics	$25,000	26,544	26,544	0.01%
Preferred shares, Series A		1,864,495	1,777,576	671,023	0.30%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,836,050	697,567	0.31%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	436,219	1,436,404	529,131	0.24%
Cricket Media (f/k/a ePals Inc.)(10)	Herndon, VA
Common shares	Online Education	133,333	2,448,959	141,866	0.06%
Upwork Global Inc. (f/k/a Odesk Corporation)	Mountain View, CA
Common shares	Online Workplace Platform	25,159	183,269	119,505	0.05%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2016
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, Due 2/26/2017 ***(9)	Equity Crowdfunding	$50,000	$50,840	$50,840	0.02%
Preferred shares, Series A		165,715	261,598	—	—%
Total			312,438	50,840	0.02%
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,614	4,361	—%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	2,789	—%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	—	—%
Preferred shares, Series A		1,066,626	1,027,391	—	—%
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017		109,375	—	—	—%
Total			1,903,414	—	—%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
Total Portfolio Investments			278,426,095	298,269,956	133.38%
U.S. Treasury
U.S. Treasury Bill, 0%, due 10/6/2016***		$30,000,000	29,999,935	29,999,935	13.42%
TOTAL INVESTMENTS			$308,426,030	$328,269,891	146.80%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. All investments are pledged as collateral, unless otherwise noted, to the Credit Facility. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 7.5% of its total investments are non-qualifying assets.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	Investments were on non-accrual status as of September 30, 2016.
(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
September 30, 2016
(Unaudited)

(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest began compounding annually on November 26, 2015.
(9)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (February 26, 2017). Interest began compounding annually on February 26, 2015.
(10)	On June 6, 2016, Cricket Media (f/k/a ePals Inc.) declared a 10:1 reverse split of its common shares.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$3,018,787	1.13%
Common shares, Class A		5,773,690	16,189,935	53,334,461	19.90%
Total			17,198,903	56,353,248	21.03%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Online Storage	552,486	5,015,773	9,359,241	3.49%
Common shares		760,000	8,641,153	12,872,947	4.80%
Total			13,656,926	22,232,188	8.29%
Twitter, Inc.**	San Francisco, CA
Common shares	Social Communication	800,600	14,271,866	18,525,884	6.91%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	Music Streaming Service	9,541	13,599,572	16,219,700	6.05%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,435,486	5.39%
Beamreach Solar, Inc. (f/k/a Solexel. Inc.)	Milpitas, CA
Preferred shares, Series D	Solar Power	1,613,413	2,419,751	2,420,120	0.90%
Preferred shares, Series C		5,300,158	11,598,648	11,607,346	4.33%
Total			14,018,399	14,027,466	5.23%
PayNearMe, Inc.(1)	Sunnyvale, CA
Preferred shares, Series E	Cash Payment Network	5,480,348	14,000,398	13,974,887	5.21%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	Peer to Peer Ridesharing	128,563	2,503,585	2,976,876	1.11%
Preferred shares, Series D		493,490	5,003,631	10,992,490	4.10%
Total			7,507,216	13,969,366	5.21%
Declara, Inc.(1)(12)
Convertible Promissory Note 6% Due 12/30/2016***	Palo Alto, CA	$2,000,000	2,000,000	2,000,000	0.75%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	9,999,999	3.73%
Total			11,999,999	11,999,999	4.48%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,765,799	2.15%
Common shares		133,213	2,999,983	5,755,573	2.15%
Total			5,999,961	11,521,372	4.30%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	2,845,044	1.06%
Preferred shares, Series B		904,977	2,063,356	8,543,345	3.19%
Total			3,164,265	11,388,389	4.25%
Avenues Global Holdings, LLC(3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,857	11,015,633	4.11%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	10,722,799	4.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	$4,999,999	$4,690,178	1.75%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	3,907,004	1.46%
Preferred shares, Series Seed		500,000	500,000	1,531,812	0.57%
Total			8,500,199	10,128,994	3.78%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	9,996,311	3.73%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,152,983	0.80%
Common shares	Manager	1,524,799	5,476,502	7,830,323	2.92%
Total			6,977,024	9,983,306	3.72%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,599,718	1.72%
Preferred shares, Series B		3,279,629	2,019,687	4,633,228	1.73%
Preferred shares, Series A		366,666	110,000	518,000	0.19%
Total			6,130,474	9,750,946	3.64%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	7,960,190	2.97%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series C-1	Consumer Electronics	2,533,784	7,500,001	7,500,001	2.80%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Preferred shares, Series D	Incubator	3,720,424	4,904,498	4,960,565	1.85%
Preferred shares, Series C		1,561,625	2,005,730	1,733,404	0.65%
Preferred shares, Series B		450,000	605,500	—	0.00%
Preferred shares, Series A		1,000,000	1,021,778	—	0.00%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	31,875	0.01%
Total			8,538,506	6,870,844	2.56%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	6,250,000	2.33%
Common shares		100,000	10,000	—	0.00%
Total			7,161,412	6,250,000	2.33%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 3/2/2016***	Business Education	$1,030,507	1,020,859	1,020,859	0.39%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.16%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.61%
Common Warrants – Strike Price $0.91, Expiration Date 3/2/2020		283,106	35,767	2,831	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	1,862	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	1,923	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Common Warrants – Strike Price $0.91, Expiration Date 4/3/2019		412,088	$52,063	$4,121	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 12/11/2018		82,418	10,413	824	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 10/10/2018		82,418	10,412	824	0.00%
Common Warrants – Strike Price $0.91, Expiration Date 2/18/2019		714,286	90,242	7,143	0.00%
Total			7,417,039	5,777,102	2.16%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Shopping	1,681,520	4,000,280	4,000,000	1.49%
Preferred shares, Series A		879,198	1,002,440	1,439,400	0.54%
Total			5,002,720	5,439,400	2.03%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	5,000,001	1.87%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	4,954,086	1.85%
Whittle Schools, LLC(1)(4)	New York, NY
Preferred shares, Series B	Globally-focused Private	3,000,000	3,000,000	3,000,000	1.12%
Common shares	School	229	1,577,097	1,500,000	0.56%
Total			4,577,097	4,500,000	1.68%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	1.49%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(10)	Corporate Education	$1,080,000	1,080,000	1,080,000	0.40%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.29%
Convertible preferred shares, Series C		615,763	2,006,077	1,959,127	0.73%
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	10,142	—%
Total			3,864,684	3,825,130	1.42%
Bloom Energy Corporation	Sunnyvale, CA
Common shares	Fuel Cell Energy	201,589	3,855,601	3,014,861	1.12%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Dog Boarding	514,562	2,506,119	2,500,771	0.93%
SharesPost, Inc.(6)	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	0.84%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	177,315	0.07%
Total			2,282,844	2,427,314	0.91%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	0.75%
Preferred shares, Series B		49,505	217,206	249,691	0.09%
Total			2,217,653	2,249,689	0.84%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,448,538	0.54%
Preferred shares, Series A		3,579,610	758,017	724,269	0.27%
Total			2,260,379	2,172,807	0.81%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,026,414	0.76%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/18/2016***	Sports Analytics	$25,000	26,104	25,000	0.01%
Preferred shares, Series A		1,864,495	1,777,576	1,156,175	0.43%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	429	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	14,065	0.01%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	3,088	0.00%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	12,864	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	55,000	0.02%
Total			1,835,610	1,266,621	0.47%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	375,909	500,960	500,000	0.18%
Preferred shares, Series A		494,365	500,801	524,867	0.20%
Total			1,001,761	1,024,867	0.38%
Strategic Data Command, LLC(1)(7)(13)	Sunnyvale, CA
Common shares	Software Development	2,400,000	989,277	1,001,650	0.37%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	18,009	1,001,815	918,720	0.34%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Preferred shares, Series A	Social Data Platform	512,365	1,436,404	850,210	0.32%
Tynker (f/k/a Neuron Fuel, Inc.)	San Jose, CA
Preferred shares, Series A	Computer Software	534,162	309,310	674,108	0.25%
Gilt Groupe Holdings, Inc.(15)	New York, NY
Common shares	e-Commerce Flash Sales	248,600	6,594,433	539,387	0.20%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	133,978	0.05%
Preferred shares, Series A		1,066,626	1,027,391	191,993	0.07%
Preferred warrants Series A, $1.00 strike price, Expiration Date 1/9/2017		109,375	—	—	0.00%
Total			1,903,414	325,971	0.12%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, 8/2/2016(11)	Equity Crowdfunding	$50,000	50,840	50,000	0.02%
Preferred shares, Series A		165,715	261,598	125,115	0.05%
Total			312,438	175,115	0.07%

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

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(Unaudited)

(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.), priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2015 closing price. As of May 4, 2016, Cricket Media (f/k/a ePals Inc.) was voluntarily delisted from the TSX Venture Exchange as part of a restructuring, after which Cricket Media became privately traded.
(9)	Refer to “Note 9 — Long Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank N.A., the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of December 31, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At December 31, 2015, the remaining government securities are shown on the Condensed Consolidated Schedule of Investments with an amortized cost of $3,675,192. These securities do not represent collateral under the Credit Facility, as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest will compound annually beginning on February 26, 2015.
(12)	On December 30, 2015, Declara, Inc. effected a 2:1 forward stock split on all its common and preferred shares.
(13)	On December 22, 2015, Strategic Data Command, LLC effected a 3:1 stock split on its common shares.
(14)	On October 28, 2015, Orchestra One, Inc. (f/k/a Learnist Inc.) completed a change in business, recapitalization and series A-1 preferred stock financing. The Company elected to convert its existing preferred shares into common shares effective November 9, 2015.
(15)	On January 6, 2016, Gilt Groupe Holdings, Inc. entered into an agreement and plan of merger with Lord and Taylor Acquisition, Inc. to acquire the outstanding Gilt Groupe Holdings, Inc. common stock for approximately $2.1697 per share less applicable costs of the transaction. These are estimates and are subject to change in connection with the final aggregate merger consideration.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (the “Company” or “GSV Capital”) formed in September 2010 as a Maryland corporation is an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management”), and GSV Capital Service Company, LLC (“GSV Capital Service Company”) provides the administrative services necessary for the Company to operate.

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s common stock is currently listed on the Nasdaq Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter of 2011.

The table below displays all the Company’s subsidiaries as of September 30, 2016, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “— Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of consolidated financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the GSVC Holdings and GCL, its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
September 30, 2016
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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of GSV Asset Management, the board of directors or the valuation committee of the board of directors (the “Valuation Committee”), does not reliably represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GSV Asset Management responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.	An independent third-party valuation firm is engaged by the Valuation Committee to conduct independent appraisals and review GSV Asset Management’s preliminary valuations and make its own independent assessment, for all investments for which there are no readily available market quotations;
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
September 30, 2016
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

For the quarter ended March 31, 2015	100%
For the quarter ended June 30, 2015	100%
For the quarter ended September 30, 2015	100%
For the quarter ended December 31, 2015	100%
For the quarter ended March 31, 2016	100%
For the quarter ended June 30, 2016	100%
For the quarter ended September 30, 2016	100%

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
September 30, 2016
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

Levelling Policy

The portfolio companies in which the Company invests may offer their shares in IPOs. The Company’s shares in such portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 1 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date. In situations where the lock-up restrictions have expired but other factors restrict the sale of the investment, the Company will consider the nature of any restrictions on the sale of the investment in connection with the valuation of the portfolio company. The Company will classify the investment as either Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale or as Level 1. The Company transfers investments between levels based on the fair value at the end of the measurement period in accordance with FASB ASC 820.

Valuation of Other Financial Instruments

The carrying amounts of the Company’s other, non-investment financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature. The embedded derivative liability is carried at fair value.

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

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns,

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2016 and December 31, 2015, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

Cash

The Company places its cash with U.S. Bank, N.A. and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that both U.S. Bank, N.A. and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Company recorded origination costs related to the Credit Facility as deferred financing costs. These costs are deferred and amortized as part of interest expense using the effective interest method over the expected life of the Credit Facility. If the Company modifies or extinguishes the Credit Facility, it follows the guidance in FASB ASC 470-50, Modification and Extinguishments. For modifications to or exchanges of the Credit Facility, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of September 30, 2016 and December 31, 2015, the Company had deferred financing costs of $356,268 and $352,653, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2016	December 31, 2015
Unamortized origination costs	$45,000	$210,998
Deferred offering costs	311,268	141,655
Deferred Financing Costs	$356,268	$352,653

Restricted Cash

As of September 30, 2016 and December 31, 2015, the Company had restricted cash of $115,431 and $52,931, respectively, which is included on the Condensed Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, restricted cash consisted of a deposit for the Company’s fidelity bond as well as excess funds remaining in escrow after the purchase of the government securities that will be used to make the scheduled interest payments on the Company’s $69 million Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year and mature on September 15, 2018 (the “Convertible Senior Notes”). See the table below and “Note 9 — Long-Term Liabilities” for further detail.

	September 30, 2016	December 31, 2015
Deposit for the Company’s fidelity bond	$25,000	$25,000
Excess funds	90,431	27,931
Restricted Cash	$115,431	$52,931

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the issuer, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At September 30, 2016 and December 31, 2015, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company has elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the 2014 taxable year, is qualified to elect to be treated as a RIC for the 2015 taxable year and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

If the Company does not distribute (or is not deemed to have distributed) each calendar year a sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), it will generally be required to pay an excise tax equal to 4% of the amount by which the Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

The Company has also qualified to be treated as a RIC for the 2015 taxable year and intends to qualify to be treated as a RIC in future periods. If it is not treated as a RIC, the Company will be taxed as a C corporation under the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. Refer to “Note 8 — Income Taxes” for further details regarding the Company’s tax status.

Per Share Information

Basic net increase/(decrease) in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net increase/(decrease) in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) to determine the number of potentially dilutive shares outstanding. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

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

Public companies are required to apply FASB ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. The Company has adopted this standard beginning with the interim period ended March 31, 2016. As a result, deferred financing costs of $1,947,572 as of December 31, 2015 related to the Convertible Senior Notes are now presented as a direct reduction to the Convertible Senior Notes in the Condensed Consolidated Statements of Assets and Liabilities. In prior periods, these deferred debt financing costs had been presented as assets on the Condensed Consolidated Statements of Assets and Liabilities. The unamortized balances of debt issuance costs related to the Credit Facility remain in “Deferred financing costs” on the Condensed Consolidated Statements of Assets and Liabilities. Refer to “— Deferred Financing Costs” above and “Note 9 — Long-Term Liabilities” for further detail.

On January 1, 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis (ASC 8510), which amends the guidance for determining whether an entity is a variable interest entity. ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships and, with it, the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. Adoption of ASU 2015-02 did not affect the consolidation analysis for any of the Company’s investments.

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

Under the Advisory Agreement, there are no restrictions on the right of any manager, partner, officer or employee of GSV Asset Management to engage in any other business or to devote his or her time and attention in part to any other business, whether of a similar or dissimilar nature, or to receive any fees or compensation in connection therewith (including fees for serving as a director of, or providing consulting

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

services to, one or more of the Company’s portfolio companies). GSV Asset Management has, however, adopted an internal policy whereby any fees or compensation received by a manager, partner, officer or employee of GSV Asset Management in exchange for serving as a director of, or providing consulting services to, any of the Company’s portfolio companies will be transferred to the Company, net of any personal taxes incurred, upon such receipt for the benefit of the Company and its stockholders.

Incentive Fees

For GAAP purposes, in accordance with the AICPA’s Technical Practice Aids (“TPA”) (TIS 6910.2), the Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2016 and December 31, 2015. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three months ended September 30, 2016, the Company accrued incentive fees of $220,719. For the nine months ended September 30, 2016, the Company reversed previously accrued incentive fees of $7,805,089. For the three and nine months ended September 30, 2015, the Company accrued incentive fees of $1,062,535 and $10,839,602, respectively.

Management Fees

GSV Asset Management earned $1,625,963 and $5,324,186 in management fees for the three and nine months ended September 30, 2016, respectively. GSV Asset Management earned $2,063,017 and $5,994,530 in management fees for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, GSV Asset Management owed the Company $77,021 for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of September 30, 2016, the Company owed GSV Asset Management $895,932 primarily for the reimbursement of overhead expenses.

As of December 31, 2015, GSV Asset Management owed the Company $220,770 for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, the Company owed GSV Asset Management $5,047,429 for earned incentive fees and, to a lesser extent, for the reimbursement of other expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. There were $627,444 and $1,926,085 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2016, respectively. There were $598,456 and $2,185,888 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2015, respectively.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

Investments in Controlled and Affiliated Portfolio Companies

Under the 1940 Act, the Company’s investments in controlled and affiliated portfolio companies are deemed to be related-party transactions.

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At September 30, 2016, the Company had 99 positions in 46 portfolio companies. At December 31, 2015, the Company had 96 positions in 48 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$59,305,917	$82,244,165	$60,910,974	$102,319,140
Preferred Stock	196,614,616	199,919,232	197,215,605	216,291,092
Debt Investments	8,106,547	7,375,208	4,177,804	4,175,859
Warrants	376,152	345,356	301,772	469,306
Subtotal – Private Portfolio Companies	264,403,232	289,883,961	262,606,155	323,255,397
Publicly Traded Portfolio Companies
Common Stock	14,022,863	8,385,995	30,743,688	26,553,370
Total Private and Publicly Traded Portfolio Companies	278,426,095	298,269,956	293,349,843	349,808,767
Non-Portfolio Investments
U.S. Treasury Bill	29,999,935	29,999,935	29,999,968	30,000,000
U.S. Treasury Strips	—	—	3,675,192	3,676,693
Total Non-Portfolio Investments	29,999,935	29,999,935	33,675,160	33,676,693
Total Investments	$308,426,030	$328,269,891	$327,025,003	$383,485,460

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$82,244,165	$82,244,165
Preferred Stock	—	—	199,919,232	199,919,232
Debt Investments	—	—	7,375,208	7,375,208
Warrants	—	—	345,356	345,356
Subtotal – Private Portfolio Companies	—	—	289,883,961	289,883,961
Publicly Traded Portfolio Companies
Common Stock	8,385,995	—	—	8,385,995
Total Private and Publicly Traded Portfolio Companies	8,385,995	—	289,883,961	298,269,956
Non-Portfolio Investments
U.S. Treasury Bill	29,999,935	—	—	29,999,935
Total Assets at Fair Value	$38,385,930	$—	$289,883,961	$328,269,891

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2016 and December 31, 2015. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of September 30, 2016
Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$82,244,165	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	2.0x – 5.1x (4.3x)
			EBIT multiples	10.0x – 35.0x (25.1x)
			Discount rate	35.0% – 45.0% (36%)
		Liquidation value	Liquidation value	N/A
Preferred stock in private companies	$199,919,232	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	1.0x – 5.1x (3.3x)
			EBIT multiples	5.0x – 35.0x (17.4x)
			Discount rate	30.0% – 50.0% (36%)
Debt Investments	$7,375,208	Market approach	Yield	5.0% – 12.0% (7.1%)
Warrants	$345,356	Option pricing model	Expected time to liquidity (Years)	1.00 – 3.00 (2.65)
			Volatility	9.7% – 50.5% (41.2%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

As of December 31, 2015
Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$102,319,140	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	4.5x – 5.4x (5.0x)
			EBIT multiples	34.2x (34.2x)
			Discount rate	35% (35%)
		Liquidation value	Liquidation value	N/A
Preferred stock in private companies	$216,291,092	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.3x – 6.0x (3.4x)
			EBIT multiples	12.0x – 32.0x (19.5x)
			Discount rate	30% – 50% (40%)
Debt Investments	$4,175,859	Market approach	Amortized cost	N/A
Warrants	$469,306	Option pricing model	Term to expiration (Years)	1.03 – 3.00 (2.46)
			Strike price	0.13 – 4.59 (1.20)
			Volatility	30% – 50% (40.9%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

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

During the three and nine months ended September 30, 2016, due to a restructuring of Cricket Media, Cricket Media was transferred from Level 1 public common stock to Level 3 private common stock. There were no other transfers between levels during three and nine months ended September 30, 2016.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The aggregate values of Level 3 assets and liabilities changed during the three and nine months ended September 30, 2016 and 2015, as follows:

	Three months ended September 30, 2016
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of June 30, 2016	$83,904,774	$203,993,497	$5,280,232	$394,309	$293,572,812
Purchases of investments	—	504,601	2,001,120	—	2,505,721
Sales of investments	—	(4,080,000)	—	—	(4,080,000)
Realized gains	—	2,351,752	—	—	2,351,752
Exercises, conversions and assignments(1)	1,436,404	(1,436,404)	(74,380)	74,380	—
Net change in unrealized appreciation/(depreciation) included in earnings	(3,097,013)	(1,414,214)	168,236	(123,333)	(4,466,324)
Fair Value as of September 30, 2016	$82,244,165	$199,919,232	$7,375,208	$345,356	$289,883,961
Net change in unrealized appreciation/(depreciation) of Level 3 investments still held as of September 30, 2016	$(3,097,013)	$(2,280,972)	$168,236	$(123,333)	$(5,333,082)

(1)	During the three months ended September 30, 2016, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
4C Insights (f/k/a The Echo Systems Corp.)	Preferred shares, Series A	Common shares
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Convertible Promissory Note 8%	Preferred Warrant Series D — Strike Price $1.33333, Expiration Date 7/18/2021

	Three months ended September 30, 2015
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of June 30, 2015	$92,430,652	$217,983,919	$2,506,014	$694,314	$—	$313,614,899
Purchases of investments	—	6,602,095	—	—	—	6,602,095
Sales of investments	(1,874,000)	(3,362,594)	(50,000)	—	—	(5,286,594)
Realized losses	(2,290,880)	(7,563,262)	(27,190)	—	—	(9,881,332)
Exercises, conversions and assignments(1)	—	295,801	(295,801)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	14,235	—	—	14,235
Net change in unrealized appreciation/(depreciation) included in earnings	6,868,383	7,662,082	60,303	(198,437)	—	14,392,331
Fair Value as of September 30, 2015	$95,134,155	$221,618,041	$2,207,561	$495,877	$—	$319,455,634

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	Three months ended September 30, 2015
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Net change in unrealized appreciation/(depreciation) of Level 3 investments still held as of September 30, 2015	$4,027,793	$589,059	$32,425	$(198,437)	$—	$4,450,840

(1)	During the three months ended September 30, 2015, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	Term Loan, 12%, 9/30/15	Preferred shares, Series A

	Nine months ended September 30, 2016
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Transfer into Level 3	143,733	—	—	—	143,733
Purchases of investments	—	9,016,702	4,003,120	—	13,019,822
Sales of investments	(3,400,708)	(7,651,890)	—	—	(11,052,598)
Realized gains/(losses) on investments	(7,049,327)	4,430,220	—	—	(2,619,107)
Exercises, conversions and assignments(1)	1,436,404	(1,436,404)	(74,380)	74,380	—
Net change in unrealized depreciation/included in earnings	(11,205,077)	(20,730,488)	(729,391)	(198,330)	(32,863,286)
Fair Value as of September 30, 2016	$82,244,165	$199,919,232	$7,375,208	$345,356	$289,883,961
Net change in unrealized/depreciation on Level 3 investments still held as of September 30, 2016	$(18,100,862)	$(21,316,682)	$(729,391)	$(198,330)	$(40,345,265)

(1)	During the nine months ended September 30, 2016, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
4C Insights (f/k/a The Echo Systems Corp.)	Preferred shares, Series A	Common shares
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Convertible Promissory Note 8%	Preferred Warrant Series D
— Strike Price $1.33333,
Expiration Date 7/18/2021

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	Nine months ended September 30, 2015
	Common Stock	Preferred Stock	Debt Investments	Warrants	Embedded Derivative	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$—	$281,724,067
Purchases of investments	2,680	16,168,653	1,022,107	—	—	17,193,440
Sales of investments	(1,886,373)	(3,362,594)	(50,000)	—	—	(5,298,967)
Realized losses	(2,290,880)	(7,563,262)	(27,190)	—	—	(9,881,332)
Exercises, conversions and assignments(1)	—	295,801	(295,801)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	36,117	—	—	36,117
Net change in unrealized appreciation/(depreciation) included in earnings	13,710,261	22,232,398	148,118	(408,468)	—	35,682,309
Fair Value as of September 30, 2015	$95,134,155	$221,618,041	$2,207,561	$495,877	$—	$319,455,634
Net change in unrealized appreciation/(depreciation) of Level 3 investments still held as of September 30, 2015	$10,869,673	$15,198,644	$142,426	$(408,468)	$—	$25,802,275
Liabilities:
Fair Value of December 31, 2014	$—	$—	$—	$—	$1,000	$1,000
Gain on fair value adjustment for embedded derivative	—	—	—	—	(1,000)	(1,000)
Fair Value as of September 30, 2015	$—	$—	$—	$—	$—	$—

(1)	During the nine months ended September 30, 2015, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	Term Loan, 12%, 9/30/15	Preferred shares, Series A

The portfolio companies in which the Company invests may offer their shares in IPOs, which are typically subject to lock-up agreements for 180 days following the IPO. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — Levelling Policy” for further detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during each of the nine months ended September 30, 2016 and 2015.

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share for the three and nine months ended September 30, 2016 and 2015. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise its conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Earnings/(loss) per common share – basic:
Net increase/(decrease) in net assets resulting from operations	$(2,273,339)	$8,852,691	$(43,503,968)	$26,598,814
Weighted-average common shares – basic	22,181,003	19,320,100	22,181,003	19,320,100
Earnings/(loss) per common share – basic:	$(0.10)	$0.45	$(1.96)	$1.37
Earnings/(loss) per common share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	$(2,273,339)	$8,852,691	$(43,503,968)	$26,598,814
Adjustments for interest on Convertible Senior Notes and deferred debt issuance costs	—	1,121,043	—	3,284,307
Net increase/(decrease) in net assets resulting from operations, as adjusted	(2,273,339)	9,973,734	(43,503,968)	29,883,121
Weighted-average common shares outstanding – basic	22,181,003	19,320,100	22,181,003	19,320,100
Adjustments for dilutive effect of Convertible Senior Notes (1)	—	4,244,128	—	4,244,128
Weighted-average common shares outstanding – diluted	22,181,003	23,564,228	22,181,003	23,564,228
Earnings/(loss) per common share – diluted	$(0.10)	$0.42	$(1.96)	$1.27

(1)	For the three and nine months ended September 30, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At each of September 30, 2016 and December 31, 2015, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended September 30, 2016		Three months ended September 30, 2015
Per Share Data:
Net asset value at beginning of period	$10.22		$15.72
Net investment loss	(0.19	)(1)	(1.70	)(1)
Realized gain	0.12	(1)	1.40	(1)
Benefit from taxes on net realized capital gains	—	(1)	0.59	(1)
Net change in unrealized depreciation	(0.06	)(1)	(1.14	)(1)
Benefit from taxes on unrealized depreciation of investments	0.02	(1)	1.30	(1)
Dividends from realized gain	(0.04)		—
Net asset value at end of period	$10.08		$16.17
Per share market value at end of period	$4.72		$7.85
Total return based on market value	(5.23	)%(2)	(23.86	)%(2)
Total return based on net asset value	(0.59	)%(2)	2.86	%(2)
Shares outstanding at end of period	22,181,003		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$223,619,737		$312,502,487
Average net assets	$226,900,410		$303,720,148
Annualized ratios
Ratio of gross operating expenses to average net assets(3)	7.53%		8.24%
Ratio of net income tax provisions to average net assets(3)	(0.96)%		12.87%
Ratio of net operating expenses to average net assets(3)	6.57%		21.11%
Ratio of net investment loss to average net assets(3)	(7.38)%		(43.30)%
Portfolio Turnover Ratio	0.82%		1.78%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
Per Share Data:
Net asset value at beginning of period	$12.08	(1)	$14.80	(1)
Net investment loss	(0.23	)(1)	(2.28	)(1)
Realized gain/(loss)	(0.10	)(1)	2.80	(1)
Benefit from taxes on net realized capital gains	—	(1)	0.02	(1)
Net change in unrealized appreciation/(depreciation)	(1.65	)(1)	0.00	(1)
Benefit from taxes on unrealized appreciation/depreciation of investments	0.02		0.83
Dividends from realized gain	(0.04)		—
Net asset value at end of period	$10.08		$16.17
Per share market value at end of period	$4.72		$7.85
Total return based on market value	(28.03	)%(2)	(9.04	)%(2)
Total return based on net asset value	(15.90	)%(2)	9.26	%(2)
Shares outstanding at end of period	22,181,003		19,320,100
Ratio/Supplemental Data:
Net assets at end of period	$223,619,737		$312,502,487
Average net assets	$250,723,620		$299,491,050
Annualized ratios
Ratio of gross operating expenses to average net assets(3)	2.80%		11.31%
Ratio of net income tax provisions to average net assets(3)	(0.29)%		(1.12)%
Ratio of net operating expenses to average net assets(3)	2.51%		10.19%
Ratio of net investment loss to average net assets(3)	(2.72)%		(19.63)%
Portfolio Turnover Ratio	4.05%		4.53%

(1)	Based on weighted-average number of shares outstanding for the period.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the three and nine months ended September 30, 2016 and 2015, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

As a result of the Company electing to be treated as a RIC for the taxable year ended December 31, 2014 in connection with the filing of its 2014 tax return, it may be required to pay a corporate-level U.S. federal income tax on the amount of the net built-in gains, if any, in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) as of the date of conversion (i.e., the beginning of the first taxable year that the Company qualifies as a RIC, which would be January 1, 2014) to the extent that such gains are recognized by the Company during the applicable recognition period, which is the five-year period beginning on the date of conversion.

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

As of January 1, 2014, the Company had net unrealized built-in gains. It did not incur a built-in-gains tax for the 2014 tax year due to the fact that there were sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The GSVC Holdings are C corporations for U.S. federal and state income tax purposes. The Company uses the asset and liability method to account for the GSVC Holdings’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carryforwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.

As of September 30, 2016, the Company recorded a deferred tax liability of approximately $11.9 million, of which approximately $10.2 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $1.7 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

As of December 31, 2015, the Company recorded a deferred tax liability of approximately $12.5 million, of which approximately $10.2 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $2.3 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

For U.S. federal and state income tax purposes, a portion of the GSVC Holdings’ net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state law. The amount of such limitations, if any, has not been

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2013 – 2016 and 2012 – 2016, respectively.

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2016, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG-TERM LIABILITIES

Convertible Senior Notes Payable

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes were convertible into shares of the Company’s common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 of principal amount of the Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $16.26 per share of common stock. As a result of the Company’s dividends paid on December 31, 2015 and August 24, 2016 the conversion rate was increased to 83.3596 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock.

The terms of the offering required the Company to place $10,867,500 from the offering in an escrow account (the “Interest Escrow”) with U.S. Bank N.A. (the “Trustee”) under the indenture pursuant to which the Convertible Senior Notes were issued. Funds in the Interest Escrow were used to purchase six U.S. Treasury Strips (“Government Securities”) with an original cost of $10,845,236. The Government Securities were used to make the first six scheduled interest payments on the Convertible Senior Notes. The table below shows a reconciliation from the aggregate principal amount of Convertible Senior Notes to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2016	December 31, 2015
Aggregate principal amount of Convertible Senior Notes	$69,000,000	$69,000,000
Unamortized embedded derivative discount	(297,607)	(403,381)
Direct deduction of deferred debt issuance costs	(1,407,455)	(1,947,572)
Convertible Senior Notes	$67,294,938	$66,649,047

As of September 30, 2016 and December 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Senior Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, junior (other than to the extent of the Interest Escrow) to any future secured

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 9 — LONG-TERM LIABILITIES  – (continued)

indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

Embedded Derivative

The Convertible Senior Notes contained an interest make-whole payment provision pursuant to which holders who converted their notes prior to September 15, 2016, would receive, in addition to a number of shares of the Company’s common stock calculated at the applicable conversion rate for the principal amount of notes being converted, the cash proceeds from the sale by the escrow agent of the portion of the Government Securities in the escrow account that were remaining with respect to any of the first six interest payments that had not been made on the notes being converted. Under FASB ASC 815-10-15-74(a), the interest make-whole payment was considered an embedded derivative and was separated from the host contract, the Convertible Senior Notes, and carried at fair value.

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

The Credit Facility matures on December 31, 2016, and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn under the Credit Facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) is charged under the Loan Agreement. Under the terms of the Credit Facility, the Company must repay all outstanding borrowings on the Credit Facility so that there is at least one 30-day period every 12 months during which the Company has no balance outstanding. Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. As of September 30, 2016 the Company is in compliance with the Loan Agreement and had no borrowings under the Credit Facility.

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of September 30, 2016, the Company had no borrowings under the Credit Facility. For the three and nine months ended September 30, 2016, the Company had average borrowings outstanding under the Credit Facility of $266,304 and $140,511, respectively. For the three and nine months ended September 30, 2015, the Company had average borrowings outstanding under the Credit Facility of $0 and $4,963,370, respectively.

Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From September 30, 2016 through November 8, 2016, the Company did not purchase any investments.

From September 30, 2016 through November 8, 2016, the Company sold investments of $108,530 net of transaction costs as shown in the following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Upwork Global Inc. (f/k/aOdesk Corporation)	October 27, 2016	25,159	$4.31	$108,530	$(77,819)
Totals				$108,530	$(77,819)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

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

On October 5, 2016, the Company placed $249,999 in escrow with Signature Bank to allow the Company to participate in the next round of financing for Beamreach Solar, Inc. (f/k/a Solexel, Inc.). Upon satisfaction of the applicable closing conditions, the escrow accounts will close and the Company’s equity or debt investments in Beamreach Solar, Inc., as applicable, will be effectuated.

Interest Escrow

In October 2016, in connection with the completion of the first six scheduled interest payments on the Convertible Senior Notes, and pursuant to a request made by the Company under the pledge and escrow agreement by and between the Company and U.S. Bank N.A. (the “Pledge and Escrow Agreement”), U.S. Bank N.A. released and transferred to the Company the excess funds, in an amount of approximately $90,431, that had remained in the Interest Escrow. As a result of such release and transfer, the $90,431 will no longer be included as restricted cash on the Condensed Consolidated Statements of Assets and Liabilities on a going-forward basis.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS  – (continued)

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

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes that may include, among others, social mobile, cloud computing and big data, internet commerce, sustainability and education technology. GSV Asset Management’s investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that our investment adviser, GSV Asset Management, evaluates have financial backing from top-tier venture capital funds or other financial or strategic sponsors.

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

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2016, of all of our portfolio investments, excluding U.S. Treasury Bills, was $298,269,956. The following table summarizes the investment purchases we funded during the nine months ended September 30, 2016. “Total Gross Payments” include both the actual cost of an investment as well as capitalized costs (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 —  Nature of Operations and Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2016 for further detail.

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2016	Quarter ended June 30, 2016	Quarter ended September 30, 2016	Total
Curious.com Inc. (Online Education)	$2,000,003	$—	$—	$2,000,003
Fullbridge, Inc. (Business Education)	1,000,000	—	—	1,000,000
Lytro, Inc. (Light Field Imaging Platform)	2,500,001	—	500,001	3,000,002
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Global Innovation Platform)	500,000	500,000	—	1,000,000
Ozy Media, Inc. (Digital Media Platform)	—	—	2,000,000	2,000,000
Snap, Inc. (f/k/a Snapchat, Inc.) (Social Communication)	—	3,999,990	—	3,999,990
Capitalized Fees	5,947	8,160	5,720	19,827
Total Gross Payments	$6,005,951	$4,508,150	$2,505,721	$13,019,822

The tables below summarize the portfolio investments we sold during the nine months ended September 30, 2016 and 2015, respectively.

	Nine months ended September 30, 2016
Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gains/ (Losses)(2)
Bloom Energy Corporation	March 31, 2016	201,589	$14.75	$2,973,438	$(882,162)
Gilt Groupe Holdings, Inc.(3)	March 31, 2016	248,600	1.72	427,270	(6,167,164)
Lyft, Inc.	March 31, 2016	65,557	25.00	1,638,925	974,224
Lyft, Inc.	June 30, 2016	81,667	23.67	1,932,965	1,104,244
Twitter, Inc.	September 30, 2016	800,600	18.21	14,578,469	306,603
Lyft, Inc.	September 30, 2016	170,000	24.00	4,080,000	2,351,752
Total Sales				$25,631,067	$(2,312,503)

	Nine months ended September 30, 2015
Sales by Portfolio Company	Quarter Ended	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Twitter, Inc.	March 31, 2015	400,000	$48.90	$19,558,200	$13,220,095
Twitter, Inc.	June 30, 2015	400,000	51.52	20,608,011	13,666,419
2U, Inc. (f/k/a 2tor, Inc.)	September 30, 2015	1,319,233	35.77	47,192,835	37,160,718
SugarCRM, Inc.	September 30, 2015	375,000	5.00	1,874,000	549,710
Global Education Learning (Holdings) Ltd.(4)	September 30, 2015	N/A	N/A	3,354,594	—
Totus Solutions, Inc.(5)	September 30, 2015	N/A	N/A	50,000	(6,052,203)
DailyBreak, Inc.	September 30, 2015	2,225,795	0.00	3,000	(2,854,204)
The rSmart Group, Inc.	September 30, 2015	1,201,923	0.00	5,000	(1,264,160)
NewZoom, Inc.	September 30, 2015	1,250,000	0.00	—	(260,476)
Total Sales				$92,645,640	$54,165,899

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).
(2)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments.
(3)	In January 2016, Gilt Groupe Holdings, Inc. sold for $250 million to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.
(4)	Represents a tax distribution from Global Education Learning (Holdings) Ltd.
(5)	Represents sales of multiple share classes as well as a debt investment in Totus Solutions, Inc.

Results of Operations

For the three months ended September 30, 2016 and 2015

	September 30, 2016		September 30, 2015		Change	Explanation
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$86,648	$0.00	$39,363	$0.00	$47,285	Total investment income increased between periods. Interest income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a larger average balance of debt investments for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Interest income/(reversal of interest accrual)	86,648	0.00	39,363	0.00	47,285
Dividend income	—	—	—	—	—

Total Operating Expenses	4,308,303	0.19	6,239,277	0.31	(1,930,974)	Total operating expenses decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to no income tax expense being incurred for the three months ended September 30, 2016, and lower accrued incentive fees during the three months ended September 30, 2016, which resulted from lower overall net realized gains as well as the unrealized depreciation of our portfolio investments in the aggregate. Total operating expenses also decreased due to lower management fees resulting from lower gross assets outstanding.
Management fees	1,625,963	0.07	2,063,017	0.11	(437,054)
Incentive fees	220,719	0.01	1,062,535	0.05	(841,816)
Costs incurred under Administration Agreement	627,444	0.03	598,456	0.03	28,988
Directors’ fees	86,250	0.00	94,620	0.00	(8,370)
Professional fees	416,353	0.02	265,429	0.01	150,924
Interest expense	1,189,736	0.05	1,183,833	0.06	5,903
Income tax expense	—	—	852,970	0.04	(852,970)
Other expenses	141,838	0.01	118,417	0.01	23,421
Provision for taxes on net investment loss	—	—	(26,583,935)	(1.38)	26,583,935
						Provision for taxes on net investment loss decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued. Typically for a taxable entity, a net investment loss would generate a benefit from taxes; however, as a result of our election to be treated as a RIC in 2015, we reversed the previous accrued benefits for taxes on net investment loss from prior periods. This reversal resulted in a provision for taxes on net investment loss for the three months ended September 30, 2015.

Net investment loss	(4,221,655)	(0.19)	(32,783,849)	(1.70)	28,562,194	Our net investment loss decreased between periods primarily due to the lower incentive fees, and the fact that we had no accrual of new tax provisions for the three months ended September 30, 2016, as discussed above.

Net realized gains on investments	2,658,715	0.12	27,289,816	1.40	(24,631,101)	The components of our net realized gains on portfolio investments excluding treasury investments are reflected in the tables above, under “ — Overview — Investments — (Portfolio Activity).”

Benefit from taxes on realized gains on investments	—	—	11,307,706	0.59	(11,307,706)
						Our benefit from taxes on realized gains on investments decreased between periods due to our election to be treated as a RIC, which resulted in no new tax benefits being accrued. Typically for a taxable entity, net realized capital gains would generate a provision for taxes; however, as a result of our election to be treated as a RIC in 2015, we reversed the previous accrued provisions for taxes on net realized capital gains from prior periods. This reversal resulted in a benefit from taxes on net realized capital gains for the three months ended September 30, 2015.

Net change in unrealized depreciation of investments	(1,261,709)	(0.06)	(21,981,668)	(1.14)	20,719,959
						The components of our net change between periods in unrealized depreciation of investments are reflected in the table below, under “Net Change in Unrealized Appreciation/(Depreciation) of Investments.”

	September 30, 2016		September 30, 2015		Change	Explanation
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Benefit from taxes on unrealized depreciation of investments	551,310	0.02	25,020,686	1.30	(24,469,376)	Our benefit from taxes on net change in unrealized depreciation of investments decreased between periods due to our election to be treated as a RIC, which resulted in no accruals of new tax benefits.

Net increase/(decrease) in net assets resulting from operations	$(2,273,339)	(0.10)	$8,852,691	$0.45	$(11,126,030)

(1)	The per-share figures are based on weighted averages of 22,181,003 and 19,320,100 shares of common stock outstanding for the three months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016 and 2015

	September 30, 2016		September 30, 2015		Change	Explanation
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$135,181	$0.01	$222,278	$0.01	$(87,097)	Total investment income decreased between periods. Interest income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the reversal of previously accrued interest from loans to Fullbridge, Inc. Dividend income decreased between periods because there were no dividends earned during the nine months ended September 30, 2016.
Interest income	135,181	0.01	175,497	0.01	(40,316)
Dividend income	—	—	46,781	0.00	(46,781)

Total Operating Expenses	5,261,869	0.24	25,325,131	1.30	(20,063,262)	Total operating expenses decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the reversal of previously accrued incentive fees, which primarily resulted from net realized losses from the sales of our investments in Bloom Energy Corporation and Gilt Groupe Holdings, Inc., as well as the unrealized depreciation of our portfolio investments in the aggregate. Total operating expenses also decreased, to a lesser extent, because there was no income tax expense incurred for the nine months ended September 30, 2016. Additionally, management fees decreased due to lower gross assets outstanding for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.
Management fees	5,324,186	0.24	5,994,530	0.31	(670,344)
(Reversal of incentive fee accrual)/Incentive fees	(7,805,089)	(0.35)	10,839,602	0.56	(18,644,690)
Costs incurred under Administration Agreement	1,926,085	0.09	2,185,888	0.11	(259,803)
Directors’ fees	258,750	0.01	287,426	0.01	(28,676)
Professional fees	1,441,856	0.07	1,001,401	0.05	440,455
Interest expense	3,557,225	0.16	3,781,419	0.20	(224,194)
Income tax expense	—	—	852,970	0.04	(852,970)
Other expenses	558,856	0.03	382,895	0.02	175,960
Gain on fair value adjustment for embedded derivative	—	—	(1,000)	(0.00)	1,000

Provision for taxes on net investment loss	—	—	(18,865,865)	(0.98)	18,865,865	Provision for taxes on net investment loss decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued. Typically for a taxable entity, a net investment loss would generate a benefit from taxes; however, as a result of our election to be treated as a RIC in 2015, we reversed the previous accrued benefits for taxes on net investment loss from prior periods. This reversal resulted in a provision for taxes on net investment loss for the nine months ended September 30, 2015.

Net investment loss	(5,126,688)	(0.23)	(43,968,718)	(2.28)	38,842,030	Our net investment loss decreased between periods primarily due to the large reversal of incentive fees and the fact that we had no accrual of new tax provisions for the nine months ended September 30, 2016, as discussed above.

Net realized gains/(losses) on investments	(2,311,994)	(0.10)	54,144,833	2.80	(56,456,827)	The components of our net realized gains and losses on portfolio investments excluding treasury investments are reflected in the tables above, under “ — Overview — Investments — (Portfolio Activity).”

	September 30, 2016		September 30, 2015		Change	Explanation
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Benefit from taxes on realized gains on investments	—	—	342,802	0.02	(342,802)	Our benefit from taxes on realized gains on investments decreased between periods due to our election to be treated as a RIC, which resulted in no new tax benefit being accrued. Typically for a taxable entity, net realized capital gains would generate a provision for taxes; however, as a result of our election to be treated as a RIC in 2015, we reversed the previous accrued provisions for taxes on net realized capital gains from prior periods. This reversal resulted in a benefit from taxes on net realized capital gains for the nine months ended September 30, 2015.

Net change in unrealized appreciation/ (depreciation) of investments	(36,616,596)	(1.65)	58,014	0.00	(36,674,610)	The components of our net change between periods in unrealized appreciation/(deprecation) of investments are reflected in the table below, under “Net Change in Unrealized Appreciation/(Depreciation) of Investments.”

Benefit from taxes on unrealized appreciation of investments	551,310	0.02	16,021,883	0.83	(15,470,573)	Our benefit from taxes on net change in unrealized appreciation of investments decreased between periods due to our election to be treated as a RIC, which resulted in no accruals of new tax benefits. Typically for a taxable entity, unrealized appreciation of investments would generate a provision for taxes; however, as a result of our election to be treated as a RIC in 2015, we reversed the previous accrued provisions for taxes on unrealized appreciation on investments from prior periods. This reversal resulted in a benefit from taxes on unrealized appreciation of our portfolio investments for the nine months ended September 30, 2015.

Net increase/(decrease) in net Assets resulting from operations	$(43,503,968)	$(1.96)	$26,598,814	$1.37	$(70,102,782)

(1)	The per-share figures are based on weighted averages of 22,181,003 and 19,320,100 shares of common stock outstanding for the nine months ended September 30, 2016 and 2015, respectively.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2016, we had a net change in unrealized depreciation of $1,261,709. For the three months ended September 30, 2015, we had a net change in unrealized depreciation of $21,981,668. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the three months ended September 30, 2016 and 2015, respectively.

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of September 30, 2016			As of June 30, 2016
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Palantir Technologies, Inc.	$(2,206,354)	$17,198,903	$43,015,126	$25,816,223	$17,198,903	$45,221,480	$28,022,577
Lyft, Inc.	(1,478,090)	4,296,334	7,504,750	3,208,416	6,022,062	10,708,568	4,686,506
Chegg, Inc.	2,472,035	14,022,863	8,385,995	(5,636,868)	14,022,863	5,913,960	(8,108,903)
Other(1)	(49,300)	272,907,930	269,364,020	(3,543,910)	286,525,591	283,030,981	(3,494,610)
Totals	$(1,261,709)	$308,426,030	$328,269,891	$19,843,861	$323,769,419	$344,874,989	$21,105,570

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of September 30, 2015			As of June 30, 2015
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$(28,187,382)	$—	$—	$—	$10,032,117	$38,219,499	$28,187,382
Twitter, Inc.	(7,429,568)	14,271,866	21,568,164	7,296,298	14,271,866	28,997,732	14,725,866
Dropbox, Inc.	(5,014,207)	13,656,926	25,013,272	11,356,346	13,656,926	30,027,479	16,370,553
Learnist Inc. (f/k/a Grockit, Inc.)	(4,987,430)	4,959,615	431,925	(4,527,690)	4,959,615	5,419,355	459,740
Totus Solutions, Inc.	6,061,859	—	—	—	6,102,203	40,344	(6,061,859)
Palantir Technologies, Inc.	5,826,172	17,200,023	54,609,192	37,409,169	17,200,023	48,783,020	31,582,997
General Assembly Space, Inc.	5,404,670	5,999,961	11,521,372	5,521,411	5,999,961	6,116,702	116,741
Dailybreak, Inc.	2,857,204	—	—	—	2,857,204	—	(2,857,204)
The rSmart Group, Inc.	1,058,472	—	—	—	1,269,163	210,691	(1,058,472)
Other(1)	2,428,542	252,442,487	265,327,669	12,885,182	327,570,878	338,027,518	10,456,640
Totals	$(21,981,668)	$308,530,878	$378,471,594	$69,940,716	$403,919,956	$495,842,340	$91,922,384

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for each of the three months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016, we had a net change in unrealized depreciation of $36,616,596. For the nine months ended September 30, 2015, we had a net change in unrealized appreciation of $58,014. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the nine months ended September 30, 2016 and 2015, respectively.

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of September 30, 2016			As of December 31, 2015
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Palantir Technologies, Inc.	$(13,338,122)	$17,198,903	$43,015,126	$25,816,223	$17,198,903	$56,353,248	$39,154,345
Fullbridge, Inc.	(5,488,622)	8,418,483	1,289,924	(7,128,559)	7,417,039	5,777,102	(1,639,937)
Dataminr, Inc.	(5,102,507)	3,164,265	6,285,882	3,121,617	3,164,265	11,388,389	8,224,124
Twitter, Inc.	(4,254,018)	—	—	—	14,271,866	18,525,884	4,254,018
Dropbox, Inc.	(5,139,483)	13,656,926	17,092,705	3,435,779	13,656,926	22,232,188	8,575,262
Solexel, Inc.	(5,157,254)	14,018,399	8,870,212	(5,148,187)	14,018,399	14,027,466	9,067
JAMF Holdings, Inc.	1,707,179	9,999,928	12,429,978	2,430,050	9,999,928	10,722,799	722,871
Lyft, Inc.	(3,253,734)	4,296,334	7,504,750	3,208,416	7,507,216	13,969,366	6,462,150
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(1,799,396)	7,161,412	4,450,604	(2,710,808)	7,161,412	6,250,000	(911,412)
SugarCRM, Inc.	(1,401,493)	6,977,024	8,581,813	1,604,789	6,977,024	9,983,306	3,006,282
Gilt Groupe Holdings, Inc.	6,055,046	—	—	—	6,594,433	539,387	(6,055,046)
Other(1)	555,808	223,534,356	218,748,897	(4,785,459)	219,057,592	213,716,325	(5,341,267)
Totals	$(36,616,596)	$308,426,030	$328,269,891	$19,843,861	$327,025,003	$383,485,460	$56,460,457

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	As of September 30, 2015			As of December 31, 2014
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Twitter, Inc.	$(22,565,661)	$14,271,866	$21,568,164	$7,296,298	$27,551,563	$57,413,522	$29,861,959
2U, Inc. (f/k/a 2tor, Inc.)	(13,310,392)	—	—	—	10,032,117	23,342,509	13,310,392
Learnist Inc. (f/k/a Grockit, Inc.)	(4,947,385)	4,959,615	431,925	(4,527,690)	4,959,615	5,379,310	419,695
Gilt Groupe Holdings, Inc.	(1,979,736)	6,594,433	1,188,372	(5,406,061)	6,594,433	3,168,108	(3,426,325)
Palantir Technologies, Inc.	9,132,757	17,200,023	54,609,192	37,409,169	17,198,903	45,475,315	28,276,412
Dataminr, Inc.	7,931,309	3,164,265	11,876,054	8,711,789	3,164,265	3,944,745	780,480
Totus Solutions, Inc.	5,894,116	—	—	—	6,101,443	207,327	(5,894,116)
General Assembly Space, Inc.	5,395,948	5,999,961	11,521,372	5,521,411	5,999,961	6,125,424	125,463
Lyft, Inc.	4,448,202	7,507,216	11,950,838	4,443,622	5,003,634	4,999,054	(4,580)
Dailybreak, Inc.	2,857,204	—	—	—	2,857,204	—	(2,857,204)
Spotify Technology S.A.	2,481,351	3,598,472	8,158,224	4,559,752	3,598,472	5,676,873	2,078,401
JAMF Holdings, Inc.	1,584,038	9,999,928	11,583,628	1,583,700	9,999,928	9,999,590	(338)
The rSmart Group, Inc.	1,074,654	—	—	—	1,267,240	192,586	(1,074,654)
Other(1)	2,061,609	235,235,099	245,583,825	10,348,726	304,070,935	312,358,052	8,287,117
Totals	$58,014	$308,530,878	$378,471,594	$69,940,716	$408,399,713	$478,282,415	$69,882,702

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) whose individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for each of the nine months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from sales of our investments as well as advances from our Credit Facility. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the nine months ended September 30, 2016 and 2015, our operating expenses were $5,261,869 and $25,325,131, respectively.

For the nine months ended September 30, 2016, our total cash reserves and liquid securities decreased approximately 35%, primarily due to the sales of our unrestricted portfolio investments. We believe that even with this decrease, our current liquid assets are sufficient to meet our short-term and medium-term financing needs.

Cash Reserves and Liquid Securities	As of September 30, 2016	As of December 31, 2015
Cash	$11,445,113	$13,349,877
Amounts available for borrowing under the Credit Facility(1)	18,000,000	18,000,000
Securities of publicly traded portfolio companies(2)
Unrestricted securities(3)	8,385,995	26,486,074
Subject to other sales restrictions(4)	—	67,296
Total	8,385,995	26,553,370
Total cash reserves and liquid securities	$37,831,108	$57,903,247

(1)	Subject to leverage and borrowing base restrictions under the Credit Facility. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of September 30, 2016, for details regarding the Credit Facility.
(2)	Our portfolio investments are pledged as collateral to secure any borrowings under the Credit Facility. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(3)	“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale.
(4)	As of December 31, 2015, this balance represents our shares of common stock of Cricket Media (f/k/a ePals Inc.). These shares are freely tradable, however, at certain times in the past, these shares may have been subject to black-out periods as a result of Michael Moe’s previously held seat on the board of directors of Cricket Media. Mr. Moe resigned from his position as a director of Cricket Media in May 2016.

During the nine months ended September 30, 2016, cash decreased to $11,445,113 at the end of the period, from $13,349,877 at the beginning of the period. The decline in cash was primarily due to $4,993,660 and $5,465,622 in payments to GSV Asset Management for earned incentive and management fees, respectively. Additionally, our cash balance increased due to $12,611,245 of net sales of investments, excluding treasury strips. During the nine months ended September 30, 2016, we paid a distribution on realized gains of $887,240, which caused our cash and cash equivalents to decline.

Equity Issuances and Debt Capital Activities

There were no sales of our equity or debt securities during the nine months ended September 30, 2016, or the year ended December 31, 2015.

As a result of our distribution, paid on December 31, 2015, we issued 2,860,903 shares of common stock. Refer to “— Distributions” below for details of our distributions paid.

As of September 30, 2016, we had no borrowings under the Credit Facility.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$26.5	$26.5	$—	$—	$—
Convertible Senior Notes(2)	69.0	—	69.0	—	—
Credit Facility(3)(4)	—	—	—	—	—
Total	$95.5	$26.5	$69.0	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on October 6, 2016, when the United States Treasury Bill matured and the $3.5 million margin deposit that was posted as collateral was returned.
(2)	The balance shown for the Convertible Senior Notes reflects the principal balance payable to investors. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of September 30, 2016 for more information.
(3)	The total unused amount available under the Credit Facility as of September 30, 2016, was $18,000,000.
(4)	The weighted-average interest rates incurred under the Credit Facility were 2.04% and 6.09% for the three and nine months ended September 30, 2016, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2016. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Total			$2.80

(1)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of approximately 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the distribution, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share distribution represented a return of capital.
(2)	The distribution paid on August 24, 2016 is not expected to result in a return of capital.

We intend to focus on making capital gains-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay distributions on a quarterly basis or become a predictable distributor of distributions, and we expect that our distributions, if any, will be much less consistent than the distributions of other business development companies that primarily make debt investments. If there are earnings or realized capital gains to be distributed, we intend to declare and pay a distribution at least annually. The amount of realized capital gains available for distribution to stockholders will be impacted by our tax status.

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

We have also qualified to be treated as a RIC for the 2015 taxable year and continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our condensed consolidated financial statements as of September 30, 2016 for more information.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of September 30, 2016, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 83.3596 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” and “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of September 30, 2016 for more information regarding the Convertible Senior Notes.

Credit Facility

We entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with an $18 million Credit Facility, which matures on December 31, 2016 and bears interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn. As of September 30, 2016, we had no borrowings under the Credit Facility. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of September 30, 2016 for a detailed discussion of the Credit Facility.

Related-Party Transactions

We have entered into the Advisory Agreement with GSV Asset Management. See “Note 2 —  Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2016 for more information about the Advisory Agreement. GSV Asset Management is controlled by Michael T. Moe, our Chief Executive Officer and Chair of our board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Advisory Agreement. Mr. Moe, William Tanona, our Chief Financial Officer, Treasurer and Secretary, and Mark Flynn, our President, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. Mark Klein, a member of our board of directors, or entities with which he is affiliated, receives fees from GSV Asset Management in connection with any offering of our securities and, from time to time, for consulting or non-investment advisory services pursuant to a consulting agreement with GSV Asset Management.

We have entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services. GSV Asset Management controls GSV Capital Service Company. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. While there is no limit on the total amount of expenses we may be required to reimburse GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. See “Note 2 — Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2016 for more information.

Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of our portfolio companies. Diane Flynn, who is the spouse of our President, Mark Flynn, serves as Chief Marketing Officer of NestGSV, Inc. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of our portfolio companies, is the brother-in-law of our President, Mark Flynn. As of September 30, 2016, the fair values of our investments in NestGSV, Inc. and Enjoy Technology, Inc. were $7,979,205 and $5,439,400, respectively. Another one of our portfolio companies, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), previously utilized office space paid for by GSV Asset Management without paying GSV Asset Management or us any consideration for rent. We did not consider this an arms-length transaction. In August 2016, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) moved out of the office space paid for by GSV Asset Management.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, as of November 8, 2016, GSV Asset Management also manages Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (the “Coursera Funds”), and serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures III LLC, GSV Ventures IV LLC, GSV Ventures V LLC and GSV Ventures VI LLC, each a venture capital and growth equity fund (collectively, the “GSV Ventures Funds”), and will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

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

Further, under the Advisory Agreement, there are no restrictions on the right of any manager, partner, officer or employee of GSV Asset Management to engage in any other business or to devote his or her time and attention in part to any other business, whether of a similar or dissimilar nature, or to receive any fees or compensation in connection therewith (including fees for serving as a director of, or providing consulting services to, one or more of our portfolio companies). GSV Asset Management has, however, adopted an internal policy whereby any fees or compensation received by a manager, partner, officer or employee of GSV Asset Management in exchange for serving as a director of, or providing consulting services to, any of our portfolio companies will be transferred to GSV Capital Corp., net of any personal taxes incurred, upon such receipt for the benefit of GSV Capital Corp. and our stockholders.

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

We also adopted a code of ethics which applies to, among others, our senior officers, including our Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer, as well as any of our other officers, directors and employees. Our code of ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our code of ethics, each officer, employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our board of directors is charged with approving any waivers under our code of ethics. As required by the Nasdaq corporate governance listing standards, the Audit Committee of our board of directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 3 — Investments at Fair Value” to our condensed consolidated financial statements as of September 30, 2016, may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Levelling Policy” to our condensed consolidated financial statements as of September 30, 2016, for a detailed discussion of the levelling of our financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of GSV Asset Management, our board of directors or the Valuation Committee, does not reliably represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GSV Asset Management responsible for the portfolio investment;

2.	Preliminary valuation conclusions are then documented and discussed with GSV Asset Management senior management;
3.	An independent third-party valuation firm is engaged by the Valuation Committee to conduct independent appraisals and review management’s preliminary valuations and make its own independent assessment, for all investments for which there are no readily available market quotations;
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

Recent Developments

Portfolio Activity

From September 30, 2016 through November 8, 2016, we did not purchase any investments.

From September 30, 2016 through November 8, 2016, we sold investments of $108,530 net of transaction costs as shown in the following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Upwork Global Inc. (f/k/a Odesk Corporation)	October 27, 2016	25,159	$4.31	$108,530	$(77,819)
Totals				$108,530	$(77,819)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

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

On October 5, 2016, we placed $249,999 in escrow with Signature Bank to allow us to participate in the next round of financing by Beamreach Solar, Inc. (f/k/a Solexel, Inc.). Upon satisfaction of the applicable closing conditions, the escrow accounts will close and our equity or debt investments in Beamreach Solar, Inc., as applicable, will be effectuated.

Interest Escrow

In October 2016, in connection with the completion of the first six scheduled interest payments on the Convertible Senior Notes, and pursuant to a request made by us made under the Pledge and Escrow Agreement, U.S. Bank N.A. released and transferred to us the excess funds, in an amount of approximately $90,431, that had remained in the Interest Escrow. As a result of such release and transfer, the $90,431 will no longer be included as restricted cash on our Condensed Consolidated Statements of Assets and Liabilities on a going-forward basis.

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

As of September 30, 2016, all of our debt investments bore a fixed rate of interest. As of September 30, 2016, all of our borrowings bore a fixed rate of interest with the exception of the Credit Facility, which is indexed to the prime rate. We do not expect a significant impact on net investment income or loss due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income or loss should the prime rate rise.

Based on our September 30, 2016 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the maximum impact of changes in interest rates on our net income or loss related to the Credit Facility for the nine months ended September 30, 2016, assuming no changes in our investment income and borrowing structure:

Basis Point Change(1)	Interest Income	Interest Expense	Net Loss
Up 300 Basis points	$—	$1,485,000	$(1,485,000)
Up 200 Basis points	$—	$1,350,000	$(1,350,000)
Up 100 Basis points	$—	$1,215,000	$(1,215,000)
Down 100 Basis points	$—	$—	$—
Down 200 Basis points	$—	$—	$—
Down 300 Basis points	$—	$—	$—

(1)	Assumes we have borrowed $18 million under the Credit Facility for the nine months ended September 30, 2016. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the nine months ended September 30, 2016, our actual average borrowings under the Credit Facility were $140,511.

Although we believe that this measure is indicative of our maximum sensitivity to interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Item 4. Controls and Procedures

As of September 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially and adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2016, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the nine months ended September 30, 2016.

Issuer Purchases of Equity Securities

For the three months ended September 30, 2016, as a part of the dividend reinvestment plan for our common stockholders, we purchased 5,616 shares of our common stock in the open market for an average price of approximately $5.05 per share pursuant to the reinvestment component of the dividend reinvestment plan. The following chart summarizes these purchases of our common stock for the three months ended September 30, 2016.

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2016	—		—	—	—
Aug. 1 through Aug. 31, 2016	5,616	(1)	$5.05	—	—
Sept. 1 through Sept. 30, 2016	—		—	—	—
Total	5,616		$5.05	—	—

(1)	All shares were purchased in the open market pursuant to the terms of our dividend reinvestment plan, which has been approved by our board of directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
11.1	Computation of Per Share Earnings (Included in “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” to our Condensed Consolidated Financial Statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of September 30, 2016 (unaudited)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at September 30, 2016
Control Investments
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,599,718	$—	$—	$—	$51,120	$4,650,838
Preferred shares, Series B	—	4,633,228	—	—	—	(162,825)	4,470,403
Preferred shares, Series A	—	518,000	—	—	—	(18,204)	499,796
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 07/31/2017***	25,222	—	—	502,280	(74,380)	—	427,900
Promissory Note 10% Due 11/23/2016	18,195	—	—	500,000	—	—	500,000
Preferred shares, Series D	—	4,960,565	—	—	—	(472,951)	4,487,614
Preferred shares, Series C	—	1,733,404	—	—	—	(159,723)	1,573,681
Preferred shares, Series B	—	—	—	—	—	271,398	271,398
Preferred shares, Series A	—	—	—	—	—	454,237	454,237
Common shares	—	—	—	—	—	—	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019	—	31,875	—	—	—	—	31,875
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	145,000	—	—	—	10,000	155,000
Preferred warrants Series D – Strike Price $1.33, Expiration Date 7/18/2021	—	—	—	74,380	—	3,120	77,500
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A	—	6,250,000	—	—	—	(1,799,396)	4,450,604
Common shares	—	—	—	—	—	—	—
Total Control Investments	$43,417	$22,871,790	$—	$1,076,660	$(74,380)	$(1,823,224)	$22,050,846
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$133,978	$—	$—	$—	$(133,978)	$—
Preferred shares, Series A	—	191,993	—	—	—	(191,993)	—
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 11/17/2016***	2,252	25,000	—	440	—	1,104	26,544
Preferred shares, Series A	—	1,156,175	—	—	—	(485,152)	671,023
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	429	—	—	—	(429)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	14,065	—	—	—	(14,065)	—

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of September 30, 2016 (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at September 30, 2016
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	$—	$3,088	$—	$—	$—	$(3,088)	$—
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	—	12,864	—	—	—	(12,864)	—
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	55,000	—	—	—	(55,000)	—
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(4)	64,859	1,080,000	—	—	—	—	1,080,000
Convertible preferred shares, Series D	—	775,861	—	—	—	—	775,861
Convertible preferred shares, Series C	—	1,959,127	—	—	—	(45,643)	1,913,484
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	10,142	—	—	—	(6,254)	3,888
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	2,000,003	—	(659,882)	11,336,432
Declara, Inc.
Convertible Promissory Note 6% Due 12/30/2016***	90,082	2,000,000	—	—	—	—	2,000,000
Preferred shares, Series A	—	9,999,999	—	—	—	—	9,999,999
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	400	—	27,542	527,942
Preferred shares, Series A	—	524,867	—	—	—	21,841	546,708
Fullbridge, Inc.
Convertible Promissory Note, 10% Due 3/2/2016(3)	(85,829)	1,020,859	—	400	—	(667,184)	354,075
Convertible Promissory Note, 10% Due 3/14/2017(3)	—	—	—	1,000,000	—	(64,151)	935,849
Preferred shares, Series D	—	3,111,714	—	1,040	—	(3,112,754)	—
Preferred shares, Series C	—	1,625,001	—	—	—	(1,625,001)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	2,831	—	—	—	(2,831)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	1,862	—	—	—	(1,862)	—
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	(1,923)	—
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	4,121	—	—	—	(4,121)	—
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	824	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	7,143	—	—	—	(7,143)	—

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of September 30, 2016 (unaudited) – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at September 30, 2016
Global Education Learning (Holdings) Ltd. **
Preferred shares, Series A	$—	$—	$—	$120	$—	$(120)	$—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Orchestra One, Inc. (f/k/a Learnist Inc.)(5)
Common shares	—	4,364	(4,364)	—	—	—	—
Ozy Media, Inc.
Convertible Promissory Note 5%, Due 02/28/2018***	8,494	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series B	—	4,690,178	—	—	—	(32,967)	4,657,211
Preferred shares, Series A	—	3,907,004	—	—	—	(27,462)	3,879,542
Preferred shares, Series Seed	—	1,531,812	—	—	—	(10,767)	1,521,045
PayNearMe, Inc.
Preferred shares, Series E	—	13,974,887	—	—	—	—	13,974,887
Strategic Data Command, LLC(6)
Common shares	—	1,001,650	—	—		165,900	1,167,550
Total Affiliate Investments	$79,858	$66,075,585	$(4,364)	$5,002,403	$—	$(6,951,895)	$64,121,729

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	Investments were on non-accrual status as of September 30, 2016.
(4)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest began compounding annually on November 26, 2015.
(5)	GSV Capital Corp.’s ownership percentage in Orchestra One, Inc. (f/k/a Learnist Inc.) decreased to below 5% and, as such, Orchestra One, Inc. is no longer classified as an “affiliate investment” as of September 30, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of September 30, 2016 to indicate that the investment in Orchestra One, Inc., while still held as of September 30, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940, as amended.
(6)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2015 – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$629,309	$(629,309)	$—	$—	$—	$—
Preferred shares, Series A-1	—	491,252	(491,252)	—	—	—	—
Preferred warrants Series A, $1.00 Strike Price, Expiration 1/9/2017	—	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	—	260,888	4,599,718
Preferred shares, Series B	—	4,347,608	—	—	—	285,620	4,633,228
Preferred shares, Series A	—	391,592	—	—	—	126,408	518,000
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	—	3,499,999	—	9	4,960,565
Preferred shares, Series C	—	1,503,832	—	—	—	229,572	1,733,404
Preferred shares, Series B	—	265,980	—	—	—	(265,980)	—
Preferred shares, Series A	—	440,000	—	—	—	(440,000)	—
Common shares	—	1,000	—	—	—	(1,000)	—
Preferred warrants Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	—	80,000	145,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	—	7,500	31,875
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A	—	4,850,000	—	2,300,156	—	(900,156)	6,250,000
Common shares	—	10,000	—	—	—	(10,000)	—
Total Control Investments	$—	$18,819,335	$(1,120,561)	$5,800,155	$—	$(627,139)	$22,871,790
Affiliate Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$—	$629,309	$—	$—	$(437,316)	$191,993
Preferred shares, Series A-1	—	—	491,252	320	—	(357,594)	133,978
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,705,006	—	293,558	—	(842,389)	1,156,175
Term Loan, 12%, 09/30/2015***	(6,440)	288,114	—	—	(292,798)	4,684	—
Term Loan, 12%, 11/18/2016***(7)	—	—	—	26,104	—	(1,104)	25,000
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	—	(110,000)	55,000

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2015 – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	$—	$58,019	$—	$—	$—	$(43,954)	$14,065
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	—	64,322	—	—	—	(51,458)	12,864
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	12,736	—	—	—	(9,648)	3,088
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	—	—	576	—	(147)	429
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(5)	80,631	1,007,671	—	80,000	—	(7,671)	1,080,000
Convertible preferred shares, Series C	—	2,292,582	—	—	—	(333,455)	1,959,127
Convertible preferred shares, Series D	—	716,066	—	—	—	59,795	775,861
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	12,508	—	—	—	(2,366)	10,142
Cricket Media (f/k/a ePals Inc.)**(4)(6)
Common shares	—	331,126	(331,126)	—	—	—	—
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	—	9,996,311
Declara, Inc.
Convertible Promissory Note 6% Due 12/30/2016***	658	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series A	—	10,019,825	—	—	—	(19,826)	9,999,999
EdSurge, Inc.
Preferred shares, Series A	—	505,328	—	—	—	19,539	524,867
Preferred shares, Series A-1	—	—	—	500,960	—	(960)	500,000
Fullbridge, Inc.
Convertible Promissory Note, 10% Due 3/2/2016***	142,645	—	—	1,014,395	—	6,464	1,020,859
Preferred shares, Series D	—	3,111,714	—	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	—	1,625,001
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	1,862	—	—	—	5,281	7,143
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	—	3,297	4,121
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	4,121	—	—	—	(1,290)	2,831
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	—	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	7,143	—	—	—	(5,281)	1,862

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2015 – (continued)

Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	$—	$824	$—	$—	$—	$—	$824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	—	824	824
Global Education Learning (Holdings) Ltd. **
Preferred shares, Series A	—	3,995,221	—	—	(3,660,394)	(334,827)	—
Orchestra One, Inc. (f/k/a Learnist Inc.)
Common shares(7)	—	—	5,379,310	—	—	(5,374,946)	4,364
Preferred shares, Series D	—	2,319,014	(2,319,014)	—	—	—	—
Preferred shares, Series E	—	1,610,296	(1,610,296)	—	—	—	—
Preferred shares, Series F	—	1,450,000	(1,450,000)	—	—	—	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	4,999,999	—	—	—	(309,821)	4,690,178
Preferred shares, Series A	—	4,165,091	—	—	—	(258,087)	3,907,004
Preferred shares, Series Seed	—	1,573,000	—	—	—	(41,188)	1,531,812
PayNearMe, Inc.
Preferred shares, Series E	—	9,982,064	—	3,999,998	—	(7,175)	13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	—	1,920	(5,000)	(189,506)	—
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	(12,373)	14,023	1,001,650
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/1/2016***	(3,074)	78,425	—	760	(50,000)	(29,185)	—
Preferred shares, Series B	—	128,902	—	—	—	(128,902)	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—	—
Total Affiliate Investments	$214,420	$70,172,313	$789,435	$7,918,591	$(4,020,565)	$(8,784,189)	$66,075,585

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2015 – (continued)

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

GSV CAPITAL CORP.
Date: November 8, 2016
By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: November 8, 2016	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)