Form 10-K
period 2016-12-31
GSV Capital Corp.
filed 2017-03-16
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

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

   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)Yes ☐ No ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2016, based on the closing price on that date of $5.02 on the Nasdaq Capital Market, was $110,749,217. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,181,003 shares of the Registrant’s common stock outstanding as of March 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2017 annual meeting of stockholders (the “2017 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of our fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

GSV CAPITAL CORP.

i

PART I

Item 1.	Business

GSV Capital

GSV Capital Corp. (the “Company,” “we,” “our” or “GSV Capital”) is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are managed by our investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), and our administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provides the administrative services necessary for us to operate.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights than our common stock investments and are generally convertible into common stock at our discretion.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes.

Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2016 was $8.66. On March 15, 2017, the last reported sale price of a share of our common stock on the Nasdaq Capital Market was $5.37.

About GSV Asset Management

Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). GSV Asset Management is led by Michael T. Moe, our Chief Executive Officer and Chairman of our board of directors. Mr. Moe is assisted by William Tanona, our Chief Financial Officer, Treasurer and Corporate Secretary, and Mark Flynn, our President, all of whom, along with Luben Pampoulov, partner of GSV Asset Management, we refer to collectively as GSV Asset Management’s senior investment professionals. Mr. Moe co-founded and previously served as Chairman and Chief Executive officer of ThinkEquity Partners, an asset management and investment banking firm focusing on venture capital, entrepreneurial and emerging private companies. Prior to founding ThinkEquity, Mr. Moe served as Head of Global Growth Research at Merrill Lynch and before that served as Head of Growth Research and Strategy at Montgomery Securities.

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

We pay GSV Asset Management a fee for its services under the Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”), which consists of two components — a base management fee and an incentive fee. See “— Investment Advisory Agreement.”

Investment Opportunity

We believe that society is experiencing a convergence of numerous disruptive trends, producing new high-growth markets. For example, the growth of both social networking and connected mobile devices, such as smartphones and tablets, has opened up new channels for communication and real-time collaboration. The number of devices and people that regularly connect to the Internet has increased in recent years, generating significant demand for always accessible, personalized and localized content and real-time online interactivity. Similarly, the advent of education technology, and insights with respect to how, and what, people learn, are also disrupting the traditional educational sector. These factors are creating opportunities for new market participants and significant growth for established companies with leading positions capitalizing on these trends.

At the same time, we believe that the initial public offering (“IPO”) markets have experienced substantial structural changes which have made it significantly more challenging for private companies to go public. Volatile equity markets, a lack of investment research coverage for private and smaller companies and investor demand for a longer history of revenue and earnings growth have resulted in companies staying private significantly longer than in the past. In addition, increased public company compliance obligations such as those imposed by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) have made it more costly and less attractive to become a public company. As a result, there are significantly fewer IPOs today than there were during the 1990s, with prospective public companies taking longer to come to market.

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

We leverage a combination of our relationships throughout Silicon Valley and our independent research to identify leaders in our targeted sub-sectors that we believe are differentiated and best positioned for sustained growth. Our evaluation process is based on what we refer to as “the four P’s”:

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

Direct equity investments.  We seek direct investments in private companies. There is a large market among emerging private companies for equity capital investments. Many of these companies, particularly within the technology sector, lack the necessary cash flows to sustain substantial amounts of debt, and therefore have viewed equity capital as a more attractive long-term financing tool. We seek to be a source of such equity capital as a means of investing in these companies and look for opportunities to invest alongside other venture capital and private equity investors with whom we have established relationships.

Private secondary marketplaces and direct share purchases.  We also utilize private secondary marketplaces as a means to acquire equity and equity-related interests in privately held companies that meet our investment criteria and that we believe are attractive candidates for investment. We believe that such markets offer new channels for access to equity investments in private companies and provide a potential source of liquidity should we decide to exit an investment. In addition, we also purchase shares directly from stockholders, including current or former employees. As certain companies grow and experience significant increased value while remaining private, employees and other stockholders may seek liquidity by selling shares directly to a third party or to a third party via a secondary marketplace. Sales of shares in private companies are typically restricted by contractual transfer restrictions and may be further restricted by provisions in company charter documents, investor rights of first refusal and co-sale and company employment and trading policies, which may impose strict limits on transfer. We believe that the reputation of GSV Asset Management’s investment professionals within the industry and established history of investing affords us a favorable position when seeking approval for a purchase of shares subject to such limitations.

•	Create access to a varied investment portfolio. We seek to hold a varied portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively varied portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

Competitive Advantages

We believe that we benefit from the following competitive advantages in executing our investment strategy:

•	Experienced team of investment professionals. GSV Asset Management’s senior investment professionals and our board of directors have significant experience researching and investing in the types of potentially rapidly growing venture-capital-backed emerging companies we are targeting for investment. Through our proprietary company-evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.
•	Disciplined and repeatable investment process. We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry “aggregators” that accumulate stock at market prices, we conduct valuation analyses and make acquisitions only when we can invest at valuations that we believe are attractive to our investors.
•	Deep relationships with significant credibility to source and complete transactions. GSV Asset Management, including its senior investment professionals, are strategically located in the heart of Silicon Valley in Woodside, California. During the course of over two decades of researching and investing in emerging private companies, GSV Asset Management’s senior investment professionals have developed strong reputations within the investing community, particularly within technology-related sectors. GSV Asset Management’s senior investment professionals have also developed strong relationships in the financial, investing and technology-related sectors.
•	Source of permanent investing capital. As a publicly traded corporation, we have access to a source of permanent equity capital that we can use to invest in portfolio companies. This permanent equity capital is a significant differentiator from other potential investors that may be required to return capital to stockholders on a defined schedule. We believe that our ability to invest on a long-term time horizon makes us attractive to companies looking for strong, stable owners of their equity.
•	Early mover advantage. We believe we are one of the few publicly traded business development companies with a specific focus on investing in potentially rapidly growing venture-capital-backed emerging companies. The transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will serve our goal to complete equity transactions in compelling private companies at attractive valuations.

Operating and Regulatory Structure

We were formed as a Maryland corporation and as an externally managed, non-diversified closed-end management investment company. We completed our IPO in May 2011 and have elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include, among other things, securities of “eligible portfolio companies.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See “– Regulation as a Business Development Company.”

We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “— Material U.S. Federal Income Tax Considerations” and “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2016 for more information.

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

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by GSV Asset Management’s senior investment professionals, supplemented by the knowledge and relationships of our board of directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including “the four Ps,” industry positioning and leadership, stage of growth, and several other factors that collectively characterize our proprietary investment process. We typically seek to invest approximately 90% of our portfolio in well-established, late stage companies and the remaining approximately 10% in emerging companies that fit within our targeted areas, where we see the potential for higher returns from early investment. Based on our initial screening, we identify a select set of companies that we evaluate in greater depth.

Research and Due Diligence Process

Once we identify those companies that we believe warrant more in-depth analysis, we focus on their revenue growth, revenue quality and sustainability and earnings growth, as well as other metrics that may be strongly correlated with higher valuations. We also focus on the company’s management team and any significant financial sponsor, their current business model, competitive positioning, regulatory and legal issues, the quality of any intellectual property and other investment-specific due diligence. Each prospective portfolio company that passes our initial due diligence review is given a qualitative ranking to allow us to evaluate it against others in our pipeline, and we review and update these companies on a regular basis.

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

Transaction Execution

We enter into purchase agreements for substantially all of our private company portfolio investments. Private company securities are typically subject to contractual transfer limitations, which may, among other things, give the issuer, its assignees and/or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. Accordingly, the purchase agreements we enter into for secondary transactions typically require the lapse or satisfaction of these rights as a condition to closing. Under these circumstances, we may be required to deposit the purchase price into escrow upon signing, with the funds released to the seller at closing or returned to us if the closing conditions are not met.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2016, and 2015:

	December 31, 2016		December 31, 2015
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Common Stock	$83,074,410	28.4%	$102,319,140	26.7%
Preferred Stock	162,238,879	55.6	216,291,092	56.4
Debt Investments	7,821,948	2.6	4,175,859	1.1
Warrants	150,904	0.1	469,306	0.1
Subtotal – Private Portfolio Companies	253,286,141	86.7	323,255,397	84.3
Publicly Traded Portfolio Companies:
Common Stock	8,729,005	3.0	26,553,370	6.9
Total Private and Publicly Traded Portfolio Companies	262,015,146	89.7	349,808,767	91.2
Non-Portfolio Investments	29,998,490	10.3	33,676,693	8.8
Total Investments	$292,013,636	100.0%	$383,485,460	100.0%

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

Employees

Our executive officers receive no direct compensation from us, and we have no direct employees. Our day-to-day investment operations are managed by GSV Asset Management. In addition, we reimburse GSV Capital Service Company for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administration services. Carl Rizzo, our Chief Compliance Officer, is a director of Alaric Compliance Services LLC and performs his functions as our Chief Compliance Officer under the terms of an agreement between GSV Capital Service Company and Alaric Compliance Services LLC. GSV Capital Service Company has retained Mr. Rizzo and Alaric Compliance Services LLC pursuant to its obligations under the Administration Agreement. See “— Administration Agreement.”

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

For those securities that are not publicly traded or for which there are no readily available market quotations, our board of directors, with the assistance of its valuation committee (the “Valuation Committee”), will use the recommended valuations as prepared by management and the independent valuation firm, respectively, as a component of the foundation for its final fair value determination. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had others made the determination using the same or different procedures or had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. For those investments that are publicly traded, we generally record unrealized appreciation or depreciation based on changes in the market value of the securities as of the valuation date. Publicly traded securities that remain subject to lock-up restrictions are discounted accordingly. For those investments that are not publicly traded and for which there are no readily available market quotations, we record unrealized depreciation on such investments when we believe that an investment has become impaired and record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the consolidated statement of operations as the net change in unrealized appreciation or depreciation.

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

There is inherent subjectivity in determining the fair value of our investments. In addition, we will accrue as a liability, each time we calculate net asset value, the amount we may owe GSV Asset Management for the income incentive fee and the capital gains incentive fee, the latter of which is based on the amount of unrealized and realized capital appreciation. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our board of directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2016 for a list of our taxable subsidiaries.

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

GSV Asset Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For example, as of March 16, 2017, GSV Asset Management also manages Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (collectively, the “Coursera Funds”), and serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures III LLC, GSV Ventures IV LLC, GSV Ventures V LLC and GSV Ventures VI LLC, each a venture capital and growth equity fund (collectively, the “GSV Ventures Funds”), and will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

While the investment focus of each of these entities, including the Coursera Funds and the GSV Ventures Funds, may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser, GSV Asset Management, intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both us and the other funds that are currently, or in the future may be, managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset

Management has established an allocation policy to ensure that we have priority over such other funds. Our Chief Compliance Officer as well as our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

Management Fees

We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to GSV Asset Management, and any incentive fees earned by GSV Asset Management, are ultimately borne by our common stockholders. In aggregate, we paid GSV Asset Management $26,973,242 under the Investment Advisory Agreement during the fiscal years ended December 31, 2016, 2015, and 2014.

Under the terms of the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 2.00% of our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities). Effective January 1, 2017 through December 31, 2017, however, pursuant to a voluntary waiver by GSV Asset Management, we will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Investment Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by us. For the years ended December 31, 2016, 2015, and 2014, the base management fee has been payable monthly in arrears, and was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter.

Incentive Fees

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

In no event, however, will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related-Party Transactions” for details of incentive fees paid and accrued.

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

Payment of our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement. Our base management fee compensates GSV Asset Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to: expenses of offering our debt and equity securities; the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with on-site visits; the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; management and incentive fees payable pursuant to the Investment Advisory Agreement; fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); transfer agent, trustee and custodial fees; interest payments and other costs related to our borrowings; fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events); federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses, including travel expenses, and other costs of board of directors’ meetings; brokerage commissions; costs of preparing and mailing proxy statements, stockholders’ reports and notices; costs of preparing government filings, including periodic and current reports with the SEC; our fidelity bond, directors’ and officers’/errors and omissions liability insurance and other insurance premiums; and direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either GSV Capital Service Company or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other administrative support personnel. All of these expenses are ultimately borne by our common stockholders.

All personnel of GSV Asset Management, when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, are provided and paid for by GSV Asset Management.

Duration and Termination

The Investment Advisory Agreement was initially approved by our board of directors on March 28, 2011 and became effective on April 11, 2011. On March 2, 2016, at an in-person meeting, our board of directors, including a majority of the directors who were not “interested persons,” as defined in the 1940 Act, of the Company or GSV Asset Management, approved the continuation of the Investment Advisory Agreement to April 11, 2017. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Board Approval of the Investment Advisory Agreement

On March 2, 2016, at an in-person meeting, our board of directors, including a majority of the directors who were not “interested persons,” as defined in the 1940 Act, of the Company or GSV Asset Management, approved the continuation of the Investment Advisory Agreement to April 11, 2017. In its consideration of the reapproval of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to a separate Administration Agreement, GSV Capital Service Company, a Delaware limited liability company, furnishes us with office facilities, together with equipment and clerical, bookkeeping and record-keeping services at such facilities. The principal executive offices of GSV Capital Service Company are located at 2925 Woodside Road, Woodside, CA 94062. Under the Administration Agreement, GSV Capital Service Company also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. Pursuant to its obligations under the Administration Agreement, GSV Capital Service Company has retained Carl Rizzo of Alaric Compliance Services LLC to serve as our Chief Compliance Officer.

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
c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company;
iv.	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or
v.	meets such other criteria as may be established by the SEC.
2.	Securities of any eligible portfolio company which we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in 1 through 5 above, or pursuant to the exercise of options, warrants or rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the business development company, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a business development company, until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories 1, 2, or 3. Further, business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as the Convertible Senior Notes, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GSV Asset Management. The Proxy Voting Policies and Procedures of GSV Asset Management are set forth below. The guidelines will be reviewed periodically by GSV Asset Management and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refer to GSV Asset Management.

Introduction

An investment adviser registered under the Advisers Act has a fiduciary duty to act in the best interests of its clients, without regard to the investment adviser’s financial or other interest. As part of this duty, we recognize that we must vote client securities in a timely manner, free of actual or apparent conflicts of interest and in the best interests of our clients (or, where the client is a pooled investment vehicle or other similar entity, the client’s equity interest holders (“stockholders”), viewed as a group rather than individually).

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We will vote proxies relating to portfolio securities in what we perceive to be the best interests of our clients or, as applicable, their stockholders. We will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there are compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring the relevant client’s investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal without the prior approval of the Chief Compliance Officer and senior management in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, GSV Asset Management, 2925 Woodside Road, Woodside, CA 94062 or compliance@gsvam.com.

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

We restrict access to non-public personal information about our stockholders to employees of GSV Asset Management and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

A “U.S. stockholder” generally is a beneficial owner of common stock who is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;
•	a corporation or other entity treated as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States, any State thereof or the District of Columbia (and an entity organized outside of the United States that is treated as a U.S. corporation under specialized sections of the Code);

•	a trust, if a court within the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantive decisions, or if the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person); or
•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

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

Election to be Taxed as a RIC

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for the subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. Included in our consolidated financial statements, the following wholly-owned subsidiaries are taxable subsidiaries (collectively, the “GSVC Holdings”), regardless of whether we are a RIC: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC NG Holdings, Inc., GSVC SW Holdings, Inc., GSVC WS Holdings, Inc., and GSVC SVDS Holdings, Inc. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

For the fiscal year ended 2012, however, we failed to satisfy certain tests required for us to qualify as a RIC under the Code, and were therefore subject to corporate-level U.S. federal income tax. In September 2014, we filed our 2013 tax return as a RIC and sought to be granted RIC status for our 2013 taxable year; however, we determined we would not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we were certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year (such certification, an “SEC Certification”). In September 2015, we had not received such SEC Certification for our 2013 taxable year, and we determined it was in the best interests of our stockholders to file the 2013 tax return as a C corporation. As of March 2017, we had not received and do not anticipate receiving such SEC Certification for our 2013 taxable year. We do not intend to pursue this certification with the SEC.

So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us as a RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to qualify for the special treatment accorded to RICs, we are required to distribute to our stockholders on a timely basis each year at least 90% of “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”), and to meet certain asset diversification requirements on a quarterly basis.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	have in effect an election to be regulated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (the “50% Diversification Test”); and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “25% Diversification Test,” and together with the 50% Diversification Test, the “Diversification Tests”).

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

As a result of converting from a C corporation to a RIC, we are required to pay a corporate-level U.S. federal income tax on the net amount of the net built-in gains, if any, in our assets (i.e., the amount by which the net fair market value of our assets exceeds our net adjusted basis in our assets) as of the date of conversion (i.e., January 1, 2014) to the extent that such gains are recognized by us during the applicable recognition period, which is the five-year period beginning on the date of conversion.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

Investment in the rapidly growing venture-capital-backed emerging companies that we are targeting involves a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment;
•	they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•	because they are privately owned, there is generally little publicly available information about these businesses; therefore, although GSV Asset Management’s agents will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable; and
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our board of directors based upon the recommendation of the Valuation Committee in accordance with our written valuation policy. In connection with that determination, members of GSV Asset Management’s portfolio management team will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Valuation Committee utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the board of directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the board of directors with respect to such non-traded investments include, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even when we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments would receive a lower price for their securities than the value of our investments might warrant.

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

The lack of liquidity in, and potentially extended holding period of, our many investments may adversely affect our business and will delay any distributions of gains, if any.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2016, 53.4% of our net asset value was comprised of investments in 5 portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest positions as of December 31, 2016:

Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Palantir Technologies, Inc.	Data Analysis	$17,198,903	$41,508,965	21.61%
Spotify Technology S.A.	Online Music Streaming	13,599,572	18,931,691	9.85
Coursera, Inc.	Online Education	14,519,519	14,510,855	7.55
JAMF Holdings, Inc.	Mobile Device Management	9,999,928	13,856,754	7.21
General Assembly Space, Inc.	Education	5,999,961	13,746,764	7.16
Dropbox, Inc.	Cloud Computing Services	13,656,926	13,190,484	6.87
Lytro, Inc.	Light Field Imaging Platform	10,502,083	10,908,151	5.68
Ozy Media, Inc.	Digital Media Platform	10,500,199	10,609,999	5.52
Course Hero, Inc.	Online Education	5,000,001	10,532,304	5.48
Curious.com Inc.	Online Education	12,000,006	9,984,954	5.20
Total		$112,977,098	$157,780,921	82.13%

Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences and periodic downturns.

Given the experience of GSV Asset Management’s senior investment professionals within the technology space, we expect that a number of the companies with respect to which we invest will operate in technology-related sectors. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operate in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any equity securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

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

We may elect not to make follow-on investments, or may otherwise lack sufficient funds to make those investments or lack access to desired follow-on investment opportunities. We have the discretion to make any follow-on investments, subject to the availability of capital resources and of the investment opportunity. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to qualify to maintain our status as a RIC, or we lack access to the desired follow-on investment opportunity.

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

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to maintain our qualification, to be regulated as a business development company, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

We are dependent upon GSV Asset Management’s senior investment professionals for our future success. If we lose any of GSV Asset Management’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of GSV Asset Management’s senior investment professionals, particularly Michael T. Moe, Mark W. Flynn, William Tanona, and Luben Pampoulov.

All of GSV Asset Management’s senior investment professionals, including Michael T. Moe, Mark W. Flynn, William Tanona, and Luben Pampoulov, are at-will employees. As a result, although Messrs. Moe, Flynn, Tanona, and Pampoulov comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of GSV Asset Management’s senior investment professionals, including Messrs. Moe, Flynn, Tanona, and Pampoulov, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that GSV Asset Management will be successful in retaining its senior investment professionals, including Messrs. Moe, Flynn, Tanona, and Pampoulov. The departure of any of Messrs. Moe, Flynn, Tanona, and Pampoulov could have a material adverse effect on our ability to achieve our investment objective.

Our growth will require that GSV Asset Management retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which GSV Asset Management will compete for experienced personnel, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, will have greater resources than it does.

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

In addition to monitoring the performance of our existing investments, GSV Asset Management is required to offer, and may be called upon, to provide, managerial assistance to some of our portfolio companies. For example, as of March 16, 2017, GSV Asset Management also manages the Coursera Funds and serves as sub-adviser for certain investment series of the GSV Ventures Funds, and will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management. These demands on their time may distract them or slow the rate of investment. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, any inability to successfully operate our business or implement our investment policies and strategies as described herein, could adversely impact our ability to pay dividends.

We will likely experience fluctuations in our quarterly results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2016, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

We have utilized and expect to continue to utilize private secondary marketplaces, such as SharesPost, Inc. and the NASDAQ Private Market, LLC, to acquire investments for our portfolio. When we purchase secondary shares, we may have little or no direct access to financial or other information from these portfolio companies. As a result, we are dependent upon the relationships and contacts of GSV Asset Management’s senior investment professionals and our board of directors to obtain the information for GSV Asset Management to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that GSV Asset Management will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

In addition, while we believe the ability to trade on private secondary marketplaces provides valuable opportunities for liquidity, there can be no assurance that the portfolio companies with respect to which we invest through private secondary marketplaces will have or maintain active trading markets, and the prices of those securities may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may result in an inability for us to realize full value on our investment. In addition, wide swings in market prices, which are typical of irregularly traded securities, could cause significant and unexpected declines in the value of our portfolio investments. Further, prices in private secondary marketplaces, where limited information is available, may not accurately reflect the true value of a portfolio company, and may overstate a portfolio company’s actual value, which may cause us to realize future capital losses on our investment in that portfolio company. If any of the foregoing were to occur, it would likely have a material and adverse effect on our net asset value and results of operations.

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

Most of our investments are or will be in equity or equity-related securities of privately held companies. The securities we acquire in private companies are typically subject to contractual transfer limitations, which may include prohibitions on transfer without the company’s consent, may require that shares owned by us be held in escrow and may include provisions in company charter documents, and may include investor rights of first refusal and co-sale and/or employment or trading policies further restricting trading. In order to complete a purchase of shares we may need to, among other things, give the issuer, its assignees or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. We may be unable to complete a purchase transaction if the subject company or its stockholders chooses to exercise a veto right or right of first refusal. When we complete an investment, we generally become bound to the contractual transfer limitations imposed on the subject company’s stockholders as well as other contractual obligations, such as co-sale or tag-along rights. These obligations generally expire only upon an IPO by the subject company. As a result, prior to an IPO, our ability to liquidate may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sales or tag-along rights to participate in the sale, thereby reducing the number of shares sellable by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

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

Due to the illiquid nature of most of our investments, we may not be able to sell these securities at times when we deem it advantageous to do so, or at all. Because our net asset value is only determined on a quarterly basis, and due to the difficulty in assessing this value, our net asset value may not fully reflect the illiquidity of our portfolio, which may change on a daily basis, depending on many factors, including the status of the private secondary markets and our particular portfolio at any given time.

There are significant potential risks associated with investing in venture capital companies with complex capital structures.

We invest primarily in what we believe to be rapidly growing, venture-capital-backed emerging companies, either through private secondary transactions, other secondary transactions or direct investments in companies. Such private companies frequently have much more complex capital structures than traditional publicly traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In addition, it is often difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. In certain cases, such private companies may also have senior or pari passu preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstances when we have limited information with respect to such capital structures. Although we believe that GSV Asset Management’s senior investment professionals and our board of directors have extensive experience evaluating and investing in private companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and may continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In addition, any failure to keep pace with such rules, or for our management to appropriately address compliance with such rules fully and in a timely manner, would expose us to an increasing risk of inadvertent non-compliance. While our management team takes reasonable efforts to ensure that we are in full compliance with all laws applicable to our operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may limit our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

Over the last several years, there has also been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union (“E.U.”) (“Brexit”) in June 2016 has led to further disruption and instability in the global markets. There can be no assurance these market conditions will not repeat themselves or worsen in the future.

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

Uncertainty about the financial stability of the United States, several countries in Europe and China, and uncertainties about the new U.S. presidential administration could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history in August 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The Federal Reserve raised the Federal Funds Rate in December 2015 and again in December 2016, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

In November 2016, the United States held its Federal election and elected Donald Trump, the Republican Party nominee, as President. Following President Trump’s inauguration in January 2017, the Republican Party controls both the executive and legislative branches of government, which increases the likelihood that legislation will be adopted implementing the policies of the Trump administration. While campaigning, President Trump made statements suggesting he may seek to have Congress adopt legislation that could significantly affect the regulation of United States financial markets. Areas subject to potential change, amendment or repeal include the Dodd — Frank Act, including the Volcker Rule and various swaps and derivatives regulations, the authority of the Federal Reserve and the Financial Stability Oversight Council, and renewed proposals to separate banks’ commercial and investment banking activities. President Trump also stated he would cause the United States to withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

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

The management and incentive fees may induce GSV Asset Management to make speculative investments.

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

In addition, GSV Asset Management has control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, GSV Asset Management, and those of our interested directors who are compensated by GSV Asset Management as employees of, or consultants to, GSV Asset Management based on the management and incentive fees paid by us to GSV Asset Management, may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize the incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. The independent members of our board of directors monitor such conflicts of interest in connection with their review of the performance of GSV Asset Management under our Investment Advisory Agreement, as well as during their quarterly review of our financial performance and results of operations.

Borrowings, such as the Convertible Senior Notes, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the Convertible Senior Notes, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the Convertible Senior Notes and any future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to GSV Asset Management will be payable on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur additional leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of such leverage, including any increase in the management fee payable to GSV Asset Management. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.

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

As discussed above, GSV Asset Management has control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, GSV Asset Management, and those of our interested directors who are compensated by GSV Asset Management as employees of, or consultants to, GSV Asset Management, may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize the incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. In addition, Mark Klein, a member of our board of directors, or entities with which he is affiliated, receives fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by us to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

Further, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, GSV Asset Management also serves as sub-adviser to the GSV Ventures Funds and manages the Coursera Funds. We have no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

While the investment focus of each of these entities, including the GSV Ventures Funds and the Coursera Funds, may be different from our investment objective, it is likely that new investment opportunities that meet our investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and GSV Asset Management intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that we have priority over such other funds. Our board of directors will monitor on a quarterly basis any such allocation of investment opportunities between us and any such other funds.

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

Although we focus on achieving capital gains from our investments, in certain cases we may receive current income, such as interest or dividends, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, in order to maintain our qualification as a RIC, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus would be subject to corporate-level U.S. federal income tax.

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

In addition to regulatory requirements that restrict our ability to raise capital, the Convertible Senior Notes contain various covenants which, if not complied with, could require us to repurchase the Convertible Senior Notes, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

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

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. For the fiscal year ended 2012, however, we failed to satisfy certain tests required for us to qualify as a RIC under the Code, and were therefore subject to corporate-level U.S. federal income tax. In September 2014, we filed our 2013 tax return as a RIC and sought to be granted RIC status for our 2013 taxable year; however, we determined we would not be eligible to elect to be treated as a RIC for the 2013 taxable year unless we were certified by the SEC as “principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available” for the 2013 taxable year. In September 2015, we had not received such SEC Certification for our 2013 taxable year and we determined it was in the best interests of our stockholders to file the 2013 tax return as a C corporation. As of March 16, 2017, we had not received and do not anticipate receiving such SEC Certification for our 2013 taxable year. We do not intend to pursue this certification with the SEC. See “Business — Material U.S. Federal Income Tax Considerations” and “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2016 for more information.

Management generally believes that it will be in our best interests to be treated a RIC in any year in which we are profitable. If we fail to qualify as a RIC for any year in which we are profitable and such profits exceed certain loss carryforwards that we are entitled to utilize, we will be subject to corporate-level U.S. federal income tax, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.

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

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a business development company, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal corporate-level income tax liability. As a business development company, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a business development company, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

We may continue to choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may continue to, distribute taxable dividends that are payable in part in shares of our common stock. For example, on November 4, 2015, our Board of Directors declared a dividend of $2.76 per share to stockholders, paid in part cash and part shares of our common stock on December 31, 2015. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in common stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Even in the event the value of your investment declines, the base management fee will still be payable.

Under the terms of the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 2.0% of the value of our gross assets, which we pay monthly in arrears. Effective January 1, 2017 through December 31, 2017, however, pursuant to a voluntary waiver by GSV Asset Management, we will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Investment Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by us. The base management fee is payable regardless of whether the value of our gross assets or your investment declines. As a result, we will owe GSV Asset Management a base management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the base management fee is paid.

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

Our Convertible Senior Notes are convertible into shares of our common stock. Upon conversion, we must deliver shares of our common stock. The conversion rate of our Convertible Senior Notes is 83.3596 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $69.0 million convertible debt currently outstanding is 5,751,815. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

Pursuant to regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”), it is possible that, due to their convertibility feature, our Convertible Senior Notes could be treated as equity interests in us. In that event, if employee benefit plans subject to Title I of ERISA, plans that are not subject to ERISA but that are subject to Section 4975 of the Code, such as individual retirement accounts, and entities that are deemed to hold the assets of such plans or accounts (such plans, accounts, and entities, “Benefit Plan Investors”) were to acquire 25% or more of the aggregate value of our Convertible Senior Notes, among other consequences, we and our management would be subject to ERISA fiduciary duties, and certain transactions we might enter into, or may have entered into, in the ordinary course of our business might constitute non-exempt “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code and might have to be rescinded at significant cost to us. Moreover, if our underlying assets were deemed to be assets constituting plan assets, (i) our assets could be subject to ERISA’s reporting and disclosure requirements, (ii) a fiduciary causing a Benefit Plan Investor to make an investment in our equity interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor, and (iii) various providers of fiduciary or other services to us, and any other parties with authority or control with respect to our assets, could be deemed to be plan fiduciaries or otherwise parties-in-interest or disqualified persons by virtue of their provision of such services.

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

Shares of our common stock have recently traded, and may in the future trade, at discounts from net asset value or at premiums that may prove to be unsustainable.

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

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of March 15, 2017, the closing price of our common stock on the Nasdaq Capital Market was $5.37 per share, which represented an approximately 38.0% discount to our net asset value of $8.66 per share as of December 31, 2016.

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

We have significant flexibility in applying the proceeds of our offerings and may use the net proceeds from such offerings in ways with which you may not agree, or for purposes other than those contemplated at the time of the offering. We cannot assure you that we will be able to successfully utilize the proceeds within the timeframe contemplated. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from the net proceeds of any offering. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of an offering, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that any such offerings will be successful, or that by increasing the size of our available equity capital our aggregate expenses, and correspondingly, our expense ratio, will be lowered.

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

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC.” The following table sets forth the high and low closing prices for our common stock for each fiscal quarter for the years ended December 31, 2016 and 2015. As required by the instructions to Item 201 of Regulation S-K, the closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 15, 2017 was $5.37.

	Price Range
	High	Low
Fiscal 2016
Fourth Quarter	$5.15	$4.50
Third Quarter	5.85	4.61
Second Quarter	6.03	4.60
First Quarter	6.73	5.41
Fiscal 2015
Fourth Quarter	$7.35	$5.31
Third Quarter	7.81	5.39
Second Quarter	7.94	6.65
First Quarter	7.32	6.24

Holders

As of March 13, 2017, there were 3 holders of record of our common stock (including Cede & Co.).

Distributions

We have elected to be treated as a RIC under the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. Stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to the allocable share of the tax we paid on the capital gains deemed distributed to them. See “Business — Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2016. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Total			$2.80

(1)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of approximately 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the distribution, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share dividend represented a return of capital.
(2)	Of the total distribution of $887,240 on August 24, 2016, $820,753 represented a distribution from realized gains, and $66,487 represented a return of capital.

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

Our current intention is to make any distributions out of assets legally available in additional shares of our common stock under our dividend reinvestment plan, except in the case of stockholders who elect to receive dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any applicable withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested under the plan will nevertheless be treated as received by the U.S. stockholder for U.S. federal income tax purposes, although no cash distribution has been made. As a result, if a stockholder does not elect to opt out of the dividend reinvestment plan, it will be required to pay applicable federal, state and local taxes on any reinvested dividends even though it will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to GSV Asset Management. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in cash.

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2016. The graph assumes that, on December 31, 2011, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2011, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

250.00
200.00
150.00
100.00
50.00
-
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
GSVC
S&P 500
NASDAQ

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
GSVC	$100.00	$57.94	$83.09	$59.31	$64.40	$49.01
S&P 500 Index	$100.00	$108.24	$149.72	$169.78	$179.50	$192.97
Nasdaq Stock Index	$100.00	$107.04	$138.72	$154.52	$153.40	$168.03

The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

SALES OF UNREGISTERED EQUITY SECURITIES

In connection with the cash and stock distribution declared by our board of directors on November 4, 2015 and paid on December 31, 2015, and as a result of the election of stockholders, we issued 2,860,903 shares of common stock, or approximately 14.8% of our outstanding shares prior to the distribution, at a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. We have reported all other sales of our unregistered equity securities that occurred during the period covered by this report in our reports on Form 10-Q or Form 8-K, as applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6.	Selected Financial Data

The following selected financial and other data for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively, have been derived from our audited financial statements. The data should be read in conjunction with our audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012
Income Statement Data:
Total investment income	$736,283	$290,896	$185,946	$48,951	$248,077
Total operating expenses	1,999,646	26,978,235	21,775,939	22,083,875	8,530,958
(Provision)/Benefit for taxes on net investment loss	—	(21,969,370)	8,810,102	13,159,268	—
Net investment loss	(1,263,363)	(48,656,709)	(12,779,891)	(8,875,656)	(8,282,881)
Net realized gain (loss) on investments	(2,634,471)	54,144,229	23,926,124	(21,706,021)	(1,380,519)
(Provision)/Benefit for taxes on net realized capital losses/gains	—	342,802	(9,769,036)	9,426,234	—
Net change in unrealized appreciation/(depreciation) of investments	(73,213,845)	(13,422,245)	(5,811,797)	87,445,149	(10,170,850)
(Provision)/Benefit for taxes on unrealized appreciation/depreciation of investments	2,116,784	16,058,080	2,371,829	(30,906,063)	—
Net increase/(decrease) in net assets resulting from operations	(74,994,895)	8,466,157	(2,062,771)	35,383,643	(19,834,250)
Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per average share:
Basic	$(3.38)	$0.44	$(0.11)	$1.83	$(1.23)
Diluted	(3.38)	0.44	(0.11)	1.78	(1.23)
Weighted-Average Common Shares:
Basic	22,181,003	19,327,938	19,320,100	19,320,100	16,096,330
Diluted	22,181,003	19,327,938	19,320,100	20,541,014	16,096,330
Net asset value per share(1)	8.66	12.08	14.80	14.91	13.07
Market price at year-end	5.03	9.37	8.63	12.09	8.43
Distributions declared	0.04	2.76	—	—	—
Shares Outstanding at year end	22,181,003	22,181,003	19,320,100	19,320,100	19,320,100
Balance Sheet Data:
Total assets(2)(3)	$300,964,426	$397,843,071	$482,979,027	$374,569,437	$253,130,728
Convertible Senior Notes embedded derivative liability	—	—	1,000	799,000	—
Convertible Senior Notes payable 5.25% due September 15, 2018(3)	67,512,798	66,649,047	65,795,284	64,957,174	—
Total liabilities(3)	108,835,616	129,832,126	197,075,354	86,602,993	547,927
Total net assets	192,128,810	268,010,945	285,903,673	287,966,444	252,582,801

(1)	Net asset value per share is based on basic shares outstanding at the end of the period.
(2)	During the years ended December 31, 2013 and 2012, total assets increased due to the issuance of Convertible Senior Notes in September 2013, as well as multiple equity offerings. During the year ended December 31, 2014, total assets increased due to the purchase of a United States Treasury Bill on margin. During the year ended December 31, 2015, total assets decreased due to a declared dividend, which was paid on December 31, 2015. Refer to Note 4 to the consolidated financial statements for further details. During the year ended December 31, 2016, total assets and net assets decreased due to a change in unrealized depreciation of investments. For further discussion of factors that affected our total assets and net assets refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

(3)	Deferred debt issuance costs of $1,947,572, $2,667,069 and $3,378,121, as of December 31, 2015, 2014 and 2013, respectively, related to the Company’s issuance of the Convertible Senior Notes payable were previously classified as “Deferred financing costs” as of December 31, 2015, 2014 and 2013. In accordance with ASU 2015-03, each of these balances has been retrospectively reclassified as a direct deduction from the Convertible Senior Notes. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Recently Adopted Accounting Standards,” as well as “Note 9 — Long Term Liabilities” of the consolidated financial statements as of December 31, 2016 included in this annual report on Form 10-K for further detail.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio;
•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” in this annual report on Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in this annual report on Form 10-K, in the “Risk Factors” section. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

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

We acquire our investments in portfolio companies through offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies and negotiations with selling stockholders. Our investment activities are managed by GSV Asset Management. GSV Capital Service Company provides the administrative services necessary for us to operate.

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

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2016, of all of our portfolio investments, excluding U.S. Treasury Bills, was $262,015,146.

The following tables summarize the investment purchases we funded during the years ended December 31, 2016, 2015 and 2014, respectively. “Total Gross Payments” include both the actual cost of an investment as well as capitalized costs (such as legal and other fees) associated with entering a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our consolidated financial statements as of December 31, 2016 for further detail.

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2016	Quarter ended June 30, 2016	Quarter ended September 30, 2016	Quarter ended December 31, 2016	Total for the Fiscal Year ended December 31, 2016
Beamreach Solar, Inc. (f/k/a Solexel, Inc.) (Solar Power)	$—	$—	$—	$250,000	$250,000
Curious.com Inc. (Online Education)	2,000,003	—	—	—	2,000,003
Fullbridge, Inc. (Business Education)	1,000,000	—	—	—	1,000,000
Lytro, Inc. (Light Field Imaging Platform)	2,500,001	—	500,001	—	3,000,002
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Global Innovation Platform)	500,000	500,000	—	526,000	1,526,000
Ozy Media, Inc. (Digital Media Platform)	—	—	2,000,000	—	2,000,000
Snap Inc. (f/k/a Snapchat, Inc.) (Social Communication)	—	3,999,990	—	—	3,999,990
Capitalized Fees	5,947	8,160	5,720	7,520	27,347
Total Gross Payments	$6,005,951	$4,508,150	$2,505,721	$783,520	$13,803,342

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Quarter ended December 31, 2015	Total for the Fiscal year ended December 31, 2015
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Global Innovation Platform)	$1,000,000	$1,499,999	$1,000,000	$—	$3,499,999
Fullbridge, Inc. (Business Education)	964,042	—	—	—	964,042
Lyft, Inc. (Peer to Peer Ridesharing)	2,499,985	—	—	—	2,499,985
PayNearMe, Inc. (Cash Payment Network)	3,999,998	—	—	—	3,999,998
GSV Sustainability Partners (Clean Technology)	500,000	—	600,000	1,200,000	2,300,000
Earlyshares.com, Inc. (Equity Crowdfunding)	—	50,000	—	—	50,000
Enjoy Technology, Inc. (On-Demand Commerce)	—	—	4,000,000	—	4,000,000
Aspiration Partners, Inc. (Financial Services)	—	—	999,975	—	999,975
Declara, Inc. (Social Cognitive Learning)	—	—	—	2,000,000	2,000,000
EdSurge, Inc. (Education Media Platform)	—	—	—	500,000	500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) (Sports Analytics)	—	—	—	25,000	25,000
Spotify Technology S.A. (Music Streaming Service)	—	—	—	10,001,100	10,001,100
Capitalized Fees	26,100	4,440	2,120	82,760	115,420
Total Gross Payments	$8,990,125	$1,554,439	$6,602,095	$13,808,860	$30,955,519

Fundings by Portfolio Company (Industry)	Quarter ended March 31, 2014	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014	Total for the Fiscal year ended December 31, 2014
AlwaysOn, Inc. (Social Media)	$232,104	$—	$—	$—	$232,104
Circle Media (f.k.a. S3 Digital Corp. (d/b/a S3i) (Sports Analytics)	—	90,000	410,001	—	500,001
Course Hero, Inc. (Online Education)(1)	—	—	—	5,000,001	5,000,001
Clever, Inc. (Education Software)	—	—	—	2,000,001	2,000,001
CUX, Inc. (d/b/a CorpU) (Corporate Education)	—	—	—	1,000,000	1,000,000
Dailybreak, Inc. (Social Advertising)	430,000	—	—	—	430,000
Declara, Inc. (Social Cognitive Learning)	—	9,973,479	—	—	9,973,479
DogVacay, Inc. (Peer-to-Peer Pet Services)	—	—	—	2,499,999	2,499,999
Earlyshares.com (Equity Crowd Funding)	—	224,999	24,999	—	249,998
EdSurge, Inc. (Education Media Platform)	482,146	—	—	—	482,146
Enjoy Technology, Inc. (On-Demand Commerce)	—	—	—	1,000,000	1,000,000
Fullbridge, Inc. (Business Education)	1,280,000	1,297,620	—	—	2,577,620
General Assembly Space, Inc. (Online Education)	5,991,641	—	—	—	5,991,641
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Global Innovation Platform)	297,000	1,145,249	501,000	899,999	2,843,248
GSV Sustainability Partners (Clean Technology)	—	596,550	350,000	3,875,000	4,821,550
JAMF Holdings, Inc. (Mobile Device Management)	4,996,044	—	—	—	4,996,044
Orchestra One, Inc. (f/k/a Learnist Inc.) (Consumer Health Technology)	—	—	—	1,450,000	1,450,000
Lyft, Inc. (On-Demand Transportation Services)	4,999,991	—	—	—	4,999,991
Lytro, Inc. (Light Field Imaging Platform)	—	—	—	7,500,001	7,500,001
Ozy Media, Inc. (Daily News and Information Site)	—	—	—	4,999,999	4,999,999
Beamreach Solar, Inc. (f/k/a Solexel, Inc.) (Solar Power)	—	—	2,999,999	—	2,999,999
StormWind, LLC (Interactive Learning)	3,092,255	—	999,997	—	4,092,252
Totus Solutions, Inc. (LED Lighting)	—	75,000	—	—	75,000
Capitalized Fees	17,629	73,413	17,688	17,105	125,835
Total Gross Payments	$21,818,810	$13,476,310	$5,303,684	$30,242,105	$70,840,909

The table below summarizes the portfolio investments we sold during the year ended December 31, 2016:

	Quarter ended March 31, 2016		Quarter ended June 30, 2016		Quarter ended September 30, 2016		Quarter ended December 31, 2016		Fiscal Year ended December 31, 2016
Portfolio Company	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)
Bloom Energy Corporation	$2,973,438	$(882,162)	$—	$—	$—	$—	$—	$—	$2,973,438	$(882,162)
Gilt Groupe Holdings, Inc.(2)	427,270	(6,167,164)	—	—	—	—	1,991	1,991	429,261	(6,165,173)
Lyft, Inc.	1,638,925	974,224	1,932,965	1,104,244	4,080,000	2,351,752	—	—	7,651,890	4,430,220
NestGSV, Inc.	—	—	—	—	—	—	500,000	—	500,000	—
Twitter, Inc.	—	—	—	—	14,578,469	306,603	—	—	14,578,469	306,603
Upwork Global Inc. (f/k/a Odesk Corporation)	—	—	—	—	—	—	108,531	(77,819)	108,531	(77,819)
Total Sales	$5,039,633	$(6,075,102)	$1,932,965	$1,104,244	$18,658,469	$2,658,355	$610,522	$(75,828)	$26,241,589	$(2,388,331)

(1)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments as well as realized losses of $246,714 from our investments in warrants of FullBridge, Inc.
(2)	The $1,991 received from Gilt Groupe Holdings, Inc. represents an excess distribution of proceeds received as part of the January 2016 sale of Gilt Groupe Holdings, Inc. to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.

The table below summarizes the portfolio investments we sold during the year ended December 31, 2015:

	Quarter ended March 31, 2015		Quarter ended June 30, 2015		Quarter ended September 30, 2015		Quarter ended December 31, 2015		Fiscal Year ended December 31, 2015
Portfolio Company	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)
2U, Inc. (f/k/a 2tor, Inc.)	$—	$—	$—	$—	$47,192,835	$37,160,718	$—	$—	$47,192,835	$37,160,718
DailyBreak, Inc.	—	—	—	—	3,000	(2,854,204)	—	—	3,000	(2,854,204)
Global Education Learning (Holdings) Ltd.(2)	—	—	—	—	3,354,594	—	305,800	—	3,660,394	—
NewZoom, Inc.	—	—	—	—	—	(260,476)	—	—	—	(260,476)
SugarCRM, Inc.	—	—	—	—	1,874,000	549,710	—	—	1,874,000	549,710
Twitter, Inc.	19,558,200	13,220,095	20,608,011	13,666,419	—	—	—	—	40,166,211	26,886,514
Totus Solutions, Inc.(3)	—	—	—	—	50,000	(6,052,203)	—	—	50,000	(6,052,203)
The rSmart Group, Inc.	—	—	—	—	5,000	(1,264,160)	—	—	5,000	(1,264,160)
Total Sales	$19,558,200	$13,220,095	$20,608,011	$13,666,419	$52,479,429	$27,279,385	$305,800	$—	$92,951,440	$54,165,899

(1)	Realized gains/(losses) excludes any realized gains/(losses) incurred on the maturity of our treasury investments.
(2)	Represents a tax distribution from Global Education Learning (Holdings) Ltd.
(3)	Represents sales of multiple share classes, as well as a debt investment in Totus Solutions, Inc.

The table below summarizes the portfolio investments we sold during the year ended December 31, 2014:

	Quarter ended March 31, 2014		Quarter ended June 30, 2014		Quarter ended September 30, 2014		Quarter ended December 31, 2014		Fiscal Year ended December 31, 2014
Portfolio Company	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)
Control4 Corporation	$4,640,039	$2,886,302	$10,722,817	$5,465,113	$—	$—	$—	$—	$15,362,856	$8,351,415
DianRong (f/k/a SinoLending Ltd.)	—	—	—	—	4,281,670	3,526,584	—	—	4,281,670	3,526,584
Facebook, Inc.	9,461,526	4,973,399	1,602,665	854,644	—	—	—	—	11,064,191	5,828,043
Palantir Technologies	—	—	—	—	1,759,900	889,672	6,059,520	3,058,374	7,819,420	3,948,046
Silver Spring Networks, Inc.	—	—	1,544,984	(3,600,272)	—	—	—	—	1,544,984	(3,600,272)
Twitter, Inc.	—	—	—	—	15,681,483	10,241,936	—	—	15,681,483	10,241,936
TrueCar, Inc.	—	—	—	—	—	—	5,053,570	3,038,548	5,053,570	3,038,548
Violin Memory, Inc.	—	—	4,955,220	(9,864,958)	—	—	—	—	4,955,220	(9,864,958)
ZocDoc Inc.	—	—	—	—	7,788,899	2,490,843	—	—	7,788,899	2,490,843
Total Sales	$14,101,565	$7,859,701	$18,825,686	$(7,145,473)	$29,511,952	$17,149,035	$11,113,090	$6,096,922	$73,552,293	$23,960,185

(1)	Realized gains/(losses) excludes any realized gains/(losses) incurred on the maturity of our treasury investments.

Results of Operations — For the fiscal years ended December 31, 2016, 2015 and 2014

Operating results for the fiscal years ended December 31, 2016, 2015 and 2014 are as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	Total	Per Basic Share(1)	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$736,283	0.03	$290,896	0.02	$185,946	0.01
Interest income	523,488	0.02	244,115	0.01	185,059	0.01
Dividend income	—	0.00	46,781	0.00	887	0.00
Other income	212,795	0.01	—	—	—	—
Total Operating Expenses	1,999,646	0.09	26,978,235	1.41	21,775,939	1.13
Management fees	6,896,347	0.31	8,044,801	0.42	7,562,488	0.39
Incentive fees	(15,188,121)	(0.68)	8,170,326	0.42	3,614,347	0.19
Costs incurred under Administration Agreement	2,545,316	0.11	2,681,079	0.14	3,199,904	0.17
Directors’ fees	345,000	0.02	373,676	0.02	260,000	0.01
Professional fees	1,966,906	0.09	1,357,988	0.07	1,764,722	0.09
Interest and Credit Facility expense	4,731,430	0.21	4,961,169	0.26	5,503,843	0.28
Income tax expense	—	—	880,778	0.05	—	—
Other expenses	702,768	0.03	509,418	0.03	668,635	0.03
Gain on fair value adjustment for embedded derivative	—	0.00	(1,000)	(0.00)	(798,000)	(0.04)
(Provision)/Benefit for taxes on net investment loss(2)	—	—	(21,969,370)	(1.14)	8,810,102	0.46
Net investment loss	(1,263,363)	(0.06)	(48,656,709)	(2.52)	(12,779,891)	(0.66)
Net realized gain/(loss) on investments	(2,634,471)	(0.12)	54,144,229	2.80	23,926,124	1.24
(Provision)/Benefit for taxes on net realized capital gains (2)	—	—	342,802	0.02	(9,769,036)	(0.51)
Net change in unrealized depreciation of investments	(73,213,845)	(3.30)	(13,422,245)	(0.69)	(5,811,797)	(0.30)
Benefit for taxes on unrealized depreciation of investments(2)	2,116,784	0.10	16,058,080	0.83	2,371,829	0.12
Net increase/(decrease) in net assets resulting from operations	$(74,994,895)	$(3.38)	$8,466,157	0.44	$(2,062,771)	(0.11)

(1)	The per-share figures noted are based on weighted averages of 22,181,003, 19,327,938, and 19,320,100 shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively.
(2)	Due to our change in tax status to a RIC from a C Corporation, the associated accrued benefits and provisions from previous years were reversed, resulting in a provision for net investment loss, a benefit for net realized gains, and a benefit for unrealized depreciation of investments for the year ended December 31, 2015. Refer to “Note 8 — Income Taxes” to our consolidated financial statements for further detail.

Results of Operations

Comparison of the fiscal years ended December 31, 2016, 2015 and 2014

Investment Income

Investment income increased to $736,283 for the year ended December 31, 2016, from $290,896 for the year ended December 31, 2015. The increase was primarily due to increased interest income and other income received in 2016. The increase in interest income resulted from our acquisition of interest-bearing debt investments during the fiscal year ended December 31, 2016. As of December 31, 2016, the cost of our debt investments increased to $8,849,434 from $4,177,804 as of December 31, 2015. The increase in other income between periods resulted from the proceeds from Michael Moe’s sale of common shares of 2U, Inc. (f/k/a 2tor, Inc.), one of our former portfolio companies, that Mr. Moe received while serving on the 2U board of directors. The sales proceeds were remitted directly to the Company pursuant to GSV Asset Management’s internal policy whereby any fees or compensation received by a manager, partner, officer or employee of GSV Asset Management in exchange for serving as a director of, or providing consulting services to, any of our portfolio companies will be transferred to us, net of any personal taxes incurred, upon such receipt for the benefit of us and our stockholders.

Investment income increased to $290,896 for the year ended December 31, 2015, from $185,946 for the year ended December 31, 2014. The increase was primarily due to the addition of several new term loans to Fullbridge, Inc. during the year ended December 31, 2015.

Operating Expenses

Total operating expenses decreased to $1,999,646 for the year ended December 31, 2016, from $26,978,235 for the year ended December 31, 2015. Total operating expenses decreased primarily as a result of the reversal of previously accrued incentive fees during the year ended December 31, 2016, which was the result of the realization of $2,634,471 in net losses on investments in the year ended December 31, 2016, as compared to $54,144,229 in net realized gains on investments in the year ended December 31, 2015. The unrealized depreciation of our portfolio investments in the aggregate during the year ended December 31, 2016 also contributed to the reversal of previously accrued incentive fees. Total operating expenses also decreased due to lower management fees resulting from lower average gross assets outstanding, as well as a decrease in interest expense resulting from lower average borrowings under the $18 million senior secured credit facility with Silicon Valley Bank (the “Credit Facility”). There was also no income tax expense incurred for the year ended December 31, 2016. These decreases were minimally offset by an increase in other expenses and professional fees, which include legal, valuation, audit and consulting fees.

Total operating expenses increased to $26,978,235 for the year ended December 31, 2015, from $21,775,939 for the year ended December 31, 2014. The increase was primarily due to a significant increase in accrued incentive fees and an increase in management fees. This was offset by decreases in interest expense, professional fees, which include legal, valuation, audit and consulting fees, and costs incurred under the Administration Agreement. The increase in incentive fees resulted from the significant increase in realized gains on investments for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increased management fees were a result of the growth in our average total assets for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase was partially offset by the decline in the fair value of our portfolio investments over the same period. The decrease in interest expense resulted from the lower average borrowings under the Credit Facility for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease in costs incurred under the Administration Agreement resulted from a decrease in the overhead allocation. The decrease in professional fees resulted primarily from the write-off of deferred offering costs during the year ended December 31, 2014.

(Provision)/Benefit for Taxes on Net Investment Loss

For the year ended December 31, 2016, we recognized no provision or benefit for taxes on net investment loss, whereas for the year ended December 31, 2015, we recognized a provision for taxes on net investment loss of $21,969,370. The provision for taxes on net investment loss decreased between periods due to our election to be treated as a RIC, which resulted in no new tax provisions being accrued. Typically for a taxable entity, a net investment loss would generate a benefit from taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued benefits for taxes on net investment loss from prior periods. This reversal resulted in a provision for taxes on net investment loss for the year ended December 31, 2015.

For the year ended December 31, 2015, we recognized a provision for taxes on net investment loss of $21,969,370, compared to our recognition of a benefit for taxes on net investment loss of $8,810,102 for the year ended December 31, 2014. Typically for a taxable entity, a net investment loss would generate a benefit for taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued benefits for taxes on net investment loss from prior periods. This reversal resulted in a provision for taxes on net investment loss for the year ended December 31, 2015.

Net Investment Loss

For the year ended December 31, 2016, we recognized a net investment loss of $1,263,363, compared to a net investment loss of $48,656,709 for the year ended December 31, 2015. The decrease in net investment loss resulted primarily from the large decrease in our operating expenses for the year ended December 31, 2016, as discussed above, as well as the fact that we recognized no provision for taxes on net investment loss for the year ended December 31, 2016, as compared to the year ended December 31, 2015, where we recognized a $21,969,370 provision for taxes on net investment loss.

For the year ended December 31, 2015, we recognized a net investment loss of $48,656,709, compared to a net investment loss of $12,779,891 for the year ended December 31, 2014. The increase in net investment loss for the year ended December 31, 2015 is primarily the result of our recognition of a provision for taxes on net investment loss and, to a lesser extent, the increased operating expenses discussed above.

Net Realized Gain/(Loss) on Investments

For the year ended December 31, 2016, we recognized net realized losses of $2,634,471, compared to net realized gains of $54,144,229 for the year ended December 31, 2015 and net realized gains of $23,926,124 for the year ended December 31, 2014. The components of our net realized gains and losses on portfolio investments, excluding treasury investments, are reflected in the tables above, under “—  Overview — Investments — (Portfolio Activity).”

(Provision)/Benefit for Taxes on Net Realized Gains/Losses on Investments

For the year ended December 31, 2016, we recognized no benefit for taxes on our net realized capital losses due to our election to be treated as a RIC. For the year ended December 31, 2015, we recognized a benefit of $342,802 for taxes on net realized capital gains. Typically for a taxable entity, net realized capital gains would generate a provision for taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued provisions for taxes on net realized capital gains from prior periods. This reversal resulted in a benefit from taxes on net realized capital gains for the year ended December 31, 2015.

For the year ended December 31, 2015, we recognized a benefit of $342,802 for taxes on net realized capital gains, compared to our recognition of a provision of $9,769,036 for taxes on net realized capital gains for the year ended December 31, 2014. Typically for a taxable entity, net realized capital gains will generate a provision for taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued provisions for taxes on net realized capital gains from prior periods. This reversal resulted in a benefit for taxes on net realized capital gains for the year ended December 31, 2015.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2016, we had a net change in unrealized depreciation of $73,213,845. For the year ended December 31, 2015, we had a net change in unrealized depreciation of $13,422,245. For the year ended December 31, 2014, we had a net change in unrealized depreciation of $5,811,797. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the years ended December 31, 2016, 2015 and 2014.

	Change in Unrealized Appreciation/ (Depreciation)	December 31, 2016			December 31, 2015
Portfolio Company		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Palantir Technologies, Inc.	$(14,844,283)	$17,198,903	$41,508,965	24,310,062	$17,198,903	$56,353,248	$39,154,345
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	(14,281,910)	14,272,843	—	(14,272,843)	14,018,399	14,027,466	9,067
PayNearMe, Inc.	(13,810,477)	14,000,398	164,410	(13,835,988)	14,000,398	13,974,887	(25,511)
Dropbox, Inc.	(9,041,704)	13,656,926	13,190,484	(466,442)	13,656,926	22,232,188	8,575,262
Fullbridge, Inc.	(5,904,068)	8,421,364	877,359	(7,544,005)	7,417,039	5,777,102	(1,639,937)
Dataminr, Inc.	(5,875,388)	3,164,265	5,513,001	2,348,736	3,164,265	11,388,389	8,224,124
Avenues Global Holdings, LLC	(4,886,897)	10,151,854	6,128,733	(4,023,121)	10,151,857	11,015,633	863,776
Declara Inc.	(4,506,983)	12,120,657	7,613,674	(4,506,983)	11,999,999	11,999,999	—
Twitter, Inc.	(4,254,018)	—	—	—	14,271,866	18,525,884	4,254,018
SugarCRM, Inc.	(3,866,388)	6,977,024	6,116,918	(860,106)	6,977,024	9,983,306	3,006,282
Lyft, Inc.	(3,305,991)	4,296,334	7,452,493	3,156,159	7,507,216	13,969,366	6,462,150
NestGSV Inc.	(2,827,142)	9,601,555	5,106,751	(4,494,804)	8,538,506	6,870,844	(1,667,662)
Curious.com Inc.	(2,011,360)	12,000,006	9,984,954	(2,015,052)	10,000,003	9,996,311	(3,692)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(1,940,222)	7,161,412	4,309,778	(2,851,634)	7,161,412	6,250,000	(911,412)
Ozy Media, Inc.	(1,518,995)	10,500,199	10,609,999	109,800	8,500,199	10,128,994	1,628,795
Knewton, Inc.	(1,171,677)	4,999,999	3,782,409	(1,217,590)	4,999,999	4,954,086	(45,913)
Strategic Data Command, LLC	1,050,905	989,277	2,052,555	1,063,278	989,277	1,001,650	12,373
General Assembly Space, Inc.	2,225,392	5,999,961	13,746,764	7,746,803	5,999,961	11,521,372	5,521,411
Spotify Technology S.A.	2,711,991	13,599,572	18,931,691	5,332,119	13,599,572	16,219,700	2,620,128
JAMF Holdings, Inc.	3,133,955	9,999,928	13,856,754	3,856,826	9,999,928	10,722,799	722,871
Course Hero, Inc.	5,532,303	5,000,001	10,532,304	5,532,303	5,000,001	5,000,001	—
Gilt Groupe Holdings, Inc.	6,055,046	—	—	—	6,594,433	539,387	(6,055,046)
Other(1)	124,066	124,654,546	110,533,640	(14,120,906)	125,277,820	111,032,848	(14,244,972)
Totals	$(73,213,845)	$308,767,024	$292,013,636	(16,753,388)	$327,025,003	$383,485,460	$56,460,457

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the year ended December 31, 2016.

	Change in Unrealized Appreciation/ (Depreciation)	December 31, 2015			December 31, 2014
Portfolio Company		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$(13,310,392)	$—	$—	$—	$10,032,117	$23,342,509	$13,310,392
Palantir Technologies, Inc.	10,877,933	17,198,903	56,353,248	39,154,345	17,198,903	45,475,315	28,276,412
Dataminr, Inc.	7,443,644	3,164,265	11,388,389	8,224,124	3,164,265	3,944,745	780,480
Lyft, Inc.	6,466,730	7,507,216	13,969,366	6,462,150	5,003,634	4,999,054	(4,580)
Totus Solutions, Inc.	5,894,116	—	—	—	6,101,443	207,327	(5,894,116)
General Assembly Space, Inc.	5,395,948	5,999,961	11,521,372	5,521,411	5,999,961	6,125,424	125,463
Dailybreak, Inc.	2,857,204	—	—	—	2,857,204	—	(2,857,204)
The rSmart Group, Inc.	1,074,654	—	—	—	1,267,240	192,586	(1,074,654)
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	(1,050,872)	1,835,610	1,266,621	(568,989)	1,811,314	2,293,197	481,883
Gilt Groupe Holdings, Inc.	(2,628,721)	6,594,433	539,387	(6,055,046)	6,594,433	3,168,108	(3,426,325)
Dropbox, Inc.	(2,836,295)	13,656,926	22,232,188	8,575,262	13,656,926	25,068,483	11,411,557
Orchestra One, Inc. (f/k/a Learnist Inc.)	(5,374,947)	4,959,616	4,364	(4,955,252)	4,959,615	5,379,310	419,695
Twitter, Inc.	(25,607,941)	14,271,866	18,525,884	4,254,018	27,551,563	57,413,522	29,861,959
Other(1)	(2,623,306)	251,836,207	247,684,641	(4,151,566)	302,201,095	300,672,835	(1,528,260)
Totals	$(13,422,245)	$327,025,003	$383,485,460	$56,460,457	$408,399,713	$478,282,415	$69,882,702

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the year ended December 31, 2015.

	Change in Unrealized Appreciation/ (Depreciation)	December 31, 2014			December 31, 2013
Portfolio Company		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
2U, Inc. (f/k/a 2tor, Inc.)	$12,031,001	$10,032,117	$23,342,509	$13,310,392	$10,031,318	$11,310,709	$1,279,391
Avenues Global Holdings, LLC	1,287,770	10,151,854	11,303,410	1,151,556	10,150,484	10,014,270	(136,214)
Control4 Corporation	(6,289,367)	—	—	—	7,010,762	13,300,129	6,289,367
Cricket Media (f/k/a ePals Inc.)	(1,373,074)	2,448,959	331,126	(2,117,833)	2,444,759	1,700,000	(744,759)
Dailybreak, Inc.	(1,637,647)	2,857,204	—	(2,857,204)	2,430,950	1,211,393	(1,219,557)
Dropbox, Inc.	9,212,846	13,656,926	25,068,483	11,411,557	13,656,486	15,855,197	2,198,711
Facebook, Inc.	(4,327,603)	—	—	—	5,236,147	9,563,750	4,327,603
Fullbridge, Inc.	(1,599,234)	6,396,180	4,753,412	(1,642,768)	3,784,016	3,740,482	(43,534)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(1,432,690)	5,038,507	3,760,744	(1,277,763)	1,627,278	1,782,205	154,927
Ozy Media, Inc.	1,872,891	8,500,199	10,738,090	2,237,891	3,500,000	3,865,000	365,000
Palantir Technologies, Inc.	15,498,029	17,198,903	45,475,315	28,276,412	21,060,447	33,838,830	12,778,383
Silver Spring Networks, Inc.	3,002,683	—	—	—	5,145,271	2,142,588	(3,002,683)
Spotify Technology S.A.	1,233,464	3,598,472	5,676,873	2,078,401	3,598,472	4,443,409	844,937
SugarCRM, Inc.	1,881,141	8,299,914	11,260,934	2,961,020	8,299,794	9,379,673	1,079,879
Totus Solutions, Inc.	(3,620,982)	6,101,443	207,327	(5,894,116)	6,023,973	3,750,839	(2,273,134)
Twitter, Inc.	(39,969,390)	27,551,563	57,413,522	29,861,959	32,991,111	102,822,460	69,831,349
Violin Memory, Inc.	10,615,550	—	—	—	14,819,618	4,204,068	(10,615,550)
Other(1)	(2,197,185)	286,567,472	278,950,670	(7,616,802)	138,743,468	133,323,851	(5,419,617)
Totals	$(5,811,797)	$408,399,713	$478,282,415	$69,882,702	$290,554,354	$366,248,853	$75,694,499

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the year ended December 31, 2014.

Benefit for Taxes on Unrealized Depreciation of Investments

For the year ended December 31, 2016, we recognized a benefit for taxes on unrealized depreciation of investments of $2,116,784, compared to our recognition of a benefit for taxes of $16,058,080 on unrealized depreciation of investments for the year ended December 31, 2015. Our benefit from taxes on unrealized depreciation of investments decreased between periods due to our election to be treated as a RIC, which resulted in no accrual of new tax benefits.

For the year ended December 31, 2015, we recognized a benefit for taxes of $16,058,080 on unrealized depreciation of investments. As a result of our election to be treated as a RIC, we reversed the previously accrued provisions for taxes on unrealized appreciation of investments from prior periods. This reversal resulted in a larger benefit for taxes on unrealized depreciation of investments than would have been accrued solely based on the unrealized depreciation of investments for the year ended December 31, 2015.

For the year ended December 31, 2014, we recognized a benefit for taxes of $2,371,829 on unrealized depreciation of investments. The difference between the years ended December 31, 2015 and 2014 is due to the fact that the net unrealized depreciation of our investments increased to approximately $13.4 million for the year ended December 31, 2015, as compared to the net unrealized depreciation of our investments of approximately $5.8 million for the year ended December 31, 2014, as shown in the table above.

Net Increase/Decrease in Net Assets Resulting from Operations

For the year ended December 31, 2016, the net decrease in net assets resulting from operations was $74,994,895.

For the year ended December 31, 2015, the net increase in net assets resulting from operations was $8,466,157.

For the year ended December 31, 2014, the net decrease in net assets resulting from operations was $2,062,771.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from sales of our investments and, prior to its expiration in accordance with its terms on December 31, 2016, from advances from the Credit Facility. We have not renewed or extended the Credit Facility. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities over the next twelve months.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the years ended December 31, 2016, 2015, and 2014, our operating expenses were $1,999,646, $26,978,235, and $21,775,939, respectively.

For the year ended December 31, 2016, our total cash reserves and liquid securities decreased approximately 71%, primarily due to the sales of our unrestricted portfolio investments. We believe that even with this decrease, our current liquid assets are sufficient to meet the Company’s short-term financing needs.

Cash reserves and Liquid securities	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Cash	$8,332,634	$13,349,877	$3,472,880
Amounts available for borrowing under the Credit Facility(1)	—	18,000,000	—
Securities of publicly traded portfolio companies
Unrestricted securities(2)	8,729,005	26,486,074	65,586,615
Subject to other sales restrictions(3)(4)	—	67,296	23,673,635
Total securities of publicly traded portfolio companies	8,729,005	26,553,370	89,260,250
Total cash reserves and liquid securities	$17,061,639	$57,903,247	$92,733,130

(1)	Subject to leverage and borrowing base restrictions under the Credit Facility. The Credit Facility expired according to its terms on December 31, 2016. Refer to “Note 9 — Long-Term Liabilities” to our consolidated financial statements as of December 31, 2016 for details regarding the Credit Facility.
(2)	“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(3)	As of December 31, 2015, this balance represented our shares of common stock of Cricket Media (f/k/a ePals Inc.). These shares were freely tradable as of December 31, 2015; however, at certain times in the past, these shares may have been subject to black-out periods as a result of Michael Moe’s previously held seat on the board of directors of Cricket Media. Mr. Moe resigned from his position as a director of Cricket Media in May 2016.
(4)	As of December 31, 2014, this balance represented our shares of common stock of 2U, Inc. (f/k/a 2tor, Inc.) and Cricket Media (f/k/a ePals Inc.). These shares were freely tradable as of December 31, 2014; however, at certain times in the past, these shares may have been subject to black-out periods as a result of Michael Moe’s previous position as a director of both 2U, Inc. and Cricket Media. Mr. Moe resigned from his position as a director of Cricket Media in May 2016. Mr. Moe’s term as a director of 2U, Inc. expired on June 7, 2016, and he did not stand for re-election.

During the year ended December 31, 2016, cash and cash equivalents decreased to $8,332,634 at the end of the year, from $13,349,877 at the beginning of the year. The decrease in cash and cash equivalents primarily resulted from $4,993,660 and $7,055,718 in payments to GSV Asset Management for earned incentive and management fees, respectively, a cash distribution of $887,240 and interest payments of $3,622,500, as well as the payment of other operating expenses. The decrease in cash and cash equivalents was partially offset by $12,438,247 in net sales of investments, excluding treasury strips, as well as $3,685,000 from the maturities of treasury strips.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the years ended December 31, 2016 or 2015.

As a result of our distribution paid on December 31, 2015, we issued 2,860,903 shares of common stock. Refer to “— Distributions” below for details of our distributions paid.

The Credit Facility expired according to its terms on December 31, 2016.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$26.5	$26.5	$—	$—	$—
Convertible Senior Notes	69.0	—	69.0	—	—
Total	$95.5	$26.5	$69.0	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on January 5, 2017, when the $30.0 million United States Treasury Bill matured and the $3.5 million margin deposit that was posted as collateral was returned.
(2)	The balance shown for the Convertible Senior Notes reflects the principal balance payable to investors. Refer to “Note 9 — Long-Term Liabilities” to our consolidated financial statements as of December 31, 2016, for more information.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2016. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Total			$2.80

(1)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of approximately 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the distribution, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share distribution represented a return of capital.
(2)	Of the total distribution of $887,240 on August 24, 2016, $820,753 represented a distribution from realized gains and $66,487 represented a return of capital.

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

Although we elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC, we were taxed as a C Corporation under the Code for our 2013 taxable year. So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. The GSVC Holdings included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

We have qualified to be treated as a RIC for the 2015 and 2016 taxable years and continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2016 for more information.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of December 31, 2016, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 83.3596 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of

Significant Accounting Policies” and “Note 9 — Long-Term Liabilities” to our consolidated financial statements as of December 31, 2016 for more information regarding the Convertible Senior Notes.

Credit Facility

We entered into a loan agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with the Credit Facility, which expired on December 31, 2016 in accordance with its terms. The Credit Facility bore interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn.. Refer to “Note 9 — Long-Term Liabilities” to our consolidated financial statements as of December 31, 2016 for a detailed discussion of the Credit Facility.

Related-Party Transactions

We have entered into the Investment Advisory Agreement with GSV Asset Management. See “Note 2 — Related-Party Arrangements” to our consolidated financial statements as of December 31, 2016 for more information about the Investment Advisory Agreement. GSV Asset Management is controlled by Michael T. Moe, our Chief Executive Officer and Chair of our board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Investment Advisory Agreement. Mr. Moe, William Tanona, our Chief Financial Officer, Treasurer and Secretary, and Mark Flynn, our President, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. Mark Klein, a member of our board of directors, or entities with which he is affiliated, receives fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by us to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

We have entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing us with office facilities, equipment, clerical, bookkeeping services and other administrative services. GSV Asset Management controls GSV Capital Service Company. We reimburse GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement. While there is no limit on the total amount of expenses we may be required to reimburse GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company. See “Note 2 — Related-Party Arrangements” to our consolidated financial statements as of December 31, 2016 for more information.

Mark Moe, who is the brother of our Chief Executive Officer, Michael Moe, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of our portfolio companies. Diane Flynn, who is the spouse of our President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of our portfolio companies, is the brother-in-law of our President, Mark Flynn. As of December 31, 2016, the fair values of our investments in NestGSV, Inc. and Enjoy Technology, Inc. were $5,106,751 and $5,443,091, respectively. Another one of our portfolio companies, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), previously utilized office space paid for by GSV Asset Management without paying GSV Asset Management or us any consideration for rent. We did not consider this an arms-length transaction. In August 2016, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) moved out of the office space paid for by GSV Asset Management.

In addition, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, as of March 16, 2017, GSV Asset Management also manages the Coursera Funds and serves as sub-adviser for certain investment series of the GSV Ventures Funds, and will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

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

Further, under the Investment Advisory Agreement, there are no restrictions on the right of any manager, partner, officer or employee of GSV Asset Management to engage in any other business or to devote his or her time and attention in part to any other business, whether of a similar or dissimilar nature, or to receive any fees or compensation in connection therewith (including fees for serving as a director of, or providing consulting services to, one or more of our portfolio companies). GSV Asset Management has, however, adopted an internal policy whereby any fees or compensation received by a manager, partner, officer or employee of GSV Asset Management in exchange for serving as a director of, or providing consulting services to, any of our portfolio companies will be transferred to GSV Capital Corp., net of any personal taxes incurred, upon such receipt for the benefit of GSV Capital Corp. and our stockholders.

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

We also adopted a code of ethics which applies to, among others, our senior officers, including our Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer, as well as our other officers, directors and employees. Our code of ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our code of ethics, each officer, employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our board of directors is charged with approving any waivers under our code of ethics. As required by the Nasdaq corporate governance listing standards, the Audit Committee of our board of directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Level 3 — Valuations based on unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. The majority of the Company’s investments are Level 3 investments and are subject to a high degree of judgment and uncertainty in determining fair value.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 3 — Investments at Fair Value” to our consolidated financial statements as of December 31, 2016, may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Levelling Policy” to our consolidated financial statements as of December 31, 2016, for a detailed discussion of the levelling of our financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

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

Recent Developments

Portfolio Activity

From and including January 1, 2017 through March 15, 2017, we did not close on any investment purchases. From and including January 1, 2017 through March 15, 2017, we did not sell any investments.

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

On March 1, 2017, Snap Inc. listed its shares on the New York Stock Exchange in an IPO with an offering price of $17.00 per share. Our shares of Snap Inc. are locked up for 150 days following the IPO. This prevents us from selling the shares until 150 days after March 1, 2017.

Management Fee Waiver

GSV Asset Management has voluntarily agreed to waive a portion of the advisory fees payable by us to GSV Asset Management under the Investment Advisory Agreement. Pursuant to the waiver, effective January 1, 2017 through December 31, 2017, we will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Investment Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our equity investments are primarily in growth companies that in many cases have short operating histories and are generally illiquid. In addition to the risk that these companies may fail to achieve their objectives, the price we may receive for these companies in private transactions may be significantly impacted by periods of disruption and instability in the capital markets, such as the recent market volatility in China, geopolitical unrest in the Middle East and as a result of the referendum vote relating to the United Kingdom’s exit from the E.U. While these periods of disruption generally have little actual impact on the operating results of our equity investments, these events may significantly impact the prices that market participants will pay for our equity investments in private transactions. This may have a significant impact on the valuation of our equity investments.

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

As of December 31, 2016, all of our debt investments bore a fixed rate of interest. The Credit Facility, which was indexed to the prime rate, expired according to its terms on December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GSV Capital Corp.
Woodside, California

We have audited the accompanying consolidated statement of assets and liabilities of GSV Capital Corp. and subsidiaries (the“Company”), including the consolidated schedule of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights (presented in Note 7) for the year ended December 31, 2016 and 2015. Our audits also included the 2016 and 2015 financial statement schedules listed in the Index at Item 15(a)(2).These financial statements, financial highlights and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements, financial highlights and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements, financial highlights and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2016 and 2015, by correspondence with the portfolio companies and custodian; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, financial highlights and financial statement schedules present fairly, in all material respects, the financial position of GSV Capital Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations, changes in their net assets, cash flows, and financial highlights for the year ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic 2016 and 2015 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
GSV Capital Corp.

We have audited the consolidated statement of assets and liabilities of GSV Capital Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2014 (not presented herein), and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014, and financial highlights for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2014, by correspondence with the portfolio companies and custodian, or by other appropriate auditing procedures where replies were not received.We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV Capital Corp. and subsidiaries as of December 31, 2014, and the results of their operations, their changes in net assets, and their cash flows for the year ended December 31, 2014, and their financial highlights for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Francisco, California
March 16, 2015 (except as to Note 9 in the previously filed 2015 financial statements regarding the effects of the retrospective adoption of ASU 2015-03 as of December 31, 2014, which is not presented herein and is as of July 21, 2016)

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $22,893,441 and $21,830,392, respectively)(1)	$19,037,566	$22,871,790
Investments in affiliated securities (cost of $51,773,388 and $73,942,123, respectively)(1)	42,444,690	66,075,585
Investments in non-controlled/non-affiliated securities (cost of $204,101,445 and $197,577,328, respectively)	200,532,890	260,861,392
Investments in treasury bill (cost of $29,998,750 and $29,999,968, respectively)	29,998,490	30,000,000
Investments owned and pledged (amortized cost of $0 and $3,675,192, respectively)(2)	—	3,676,693
Total Investments (cost of $308,767,024 and $327,025,003, respectively)	292,013,636	383,485,460
Cash	8,332,634	13,349,877
Restricted cash	—	52,931
Due from:
GSV Asset Management(1)	—	220,770
Portfolio companies(1)	—	56,371
Interest and dividends receivable	92,946	97,183
Prepaid expenses and other assets	213,942	227,826
Deferred financing costs	311,268	352,653
Total Assets	300,964,426	397,843,071
LIABILITIES
Due to:
GSV Asset Management(1)	422,025	5,047,429
Accounts payable and accrued expenses	335,611	105,587
Accrued incentive fees(1)	2,126,444	17,314,565
Accrued management fees(1)	524,054	683,423
Accrued interest payable	1,056,563	1,056,563
Payable for securities purchased	26,498,750	26,499,357
Deferred tax liability	10,359,371	12,476,155
Convertible Senior Notes payable 5.25% due September 15, 2018(2)	67,512,798	66,649,047
Total Liabilities	108,835,616	129,832,126
Commitments and contingencies (Notes 6 and 9)
Net Assets	$192,128,810	$268,010,945
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 22,181,003 issued and outstanding, respectively)	$221,810	$221,810
Paid-in capital in excess of par	221,237,636	237,757,527
Accumulated net investment loss	(1,443,996)	(16,634,037)
Accumulated net realized gains (losses) on investments	(773,882)	2,681,342
Accumulated net unrealized appreciation (depreciation) of investments	(27,112,758)	43,984,303
Net Assets	$192,128,810	$268,010,945
Net Asset Value Per Share	$8.66	$12.08

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	The Convertible Senior Notes have a face value of $69,000,000. Refer to “Note 9 — Long-Term Liabilities” for a reconciliation of the carrying value to the face value. In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank N.A., the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of December 31, 2016, all of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement.

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
INVESTMENT INCOME
Interest income from controlled securities(1)	$101,999	$—	$10,233
Interest income from affiliated securities(1)	159,016	214,420	130,021
Interest income from non-controlled/non-affiliated securities	262,473	29,695	44,805
Dividend income from affiliated securities(1)	—	—	—
Dividend income from non-controlled/non-affiliated securities	—	46,781	887
Other income from non-controlled/non-affiliated securities	212,795	—	—
Total Investment Income	736,283	290,896	185,946
OPERATING EXPENSES
Management fees(1)	6,896,347	8,044,801	7,562,488
Incentive fees(1)	(15,188,121)	8,170,326	3,614,347
Costs incurred under Administration Agreement(1)	2,545,316	2,681,079	3,199,904
Directors’ fees	345,000	373,676	260,000
Professional fees	1,966,906	1,357,988	1,764,722
Interest expense	4,731,430	4,961,169	5,503,843
Income tax expense	—	880,778	—
Other expenses	702,768	509,418	668,635
Gain on fair value adjustment for embedded derivative	—	(1,000)	(798,000)
Total Operating Expenses	1,999,646	26,978,235	21,775,939
(Provision)/Benefit for taxes on net investment loss(2)	—	(21,969,370)	8,810,102
Net Investment Loss	(1,263,363)	(48,656,709)	(12,779,891)
Net Realized Gains/(Losses):
From affiliated securities	—	(10,170,567)	10,419
From non-controlled/non-affiliated securities	(2,634,471)	64,314,796	23,915,705
Net Realized Gains/(Losses) on investments	(2,634,471)	54,144,229	23,926,124
(Provision)/Benefit for taxes on net realized gain on investments(2)	—	342,802	(9,769,036)
Net Change in Unrealized Depreciation of investments:
From controlled securities	(4,897,273)	(627,139)	(662,619)
From affiliated securities	(13,571,477)	1,386,378	(6,867,225)
From non-controlled/non-affiliated securities	(54,745,095)	(14,181,484)	1,718,047
Net Change in Unrealized Depreciation of investments	(73,213,845)	(13,422,245)	(5,811,797)
Benefit for taxes on unrealized depreciation of investments(2)	2,116,784	16,058,080	2,371,829
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(74,994,895)	$8,466,157	$(2,062,771)
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$(3.38)	$0.44	$(0.11)
Diluted(3)	$(3.38)	$0.44	$(0.11)
Weighted-Average Common Shares Outstanding
Basic	22,181,003	19,327,938	19,320,100
Diluted(3)	22,181,003	19,327,938	19,320,100

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(2)	Due to the Company’s change in tax status to a regulated investment company (“RIC”) from a C Corporation, the associated accrued benefits and provisions from previous years were reversed, resulting in a provision for net investment loss, a benefit for net realized gains, and a benefit for unrealized depreciation of investments for the year ended December 31, 2015. Refer to “Note 8 — Income Taxes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further detail.
(3)	For the years ended December 31, 2016, 2015 and 2014, respectively, 5,751,815, 5,710,212 and 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment loss	$(1,263,363)	$(48,656,709)	$(12,779,891)
Net realized gains/(losses) on investments	(2,634,471)	54,144,229	23,926,124
(Provision)/benefit for taxes on realized gains on investments	—	342,802	(9,769,036)
Net change in unrealized depreciation of investments	(73,213,845)	(13,422,245)	(5,811,797)
Benefit for taxes on unrealized depreciation of investments	2,116,784	16,058,080	2,371,829
Net Increase (Decrease) in Net Assets Resulting from Operations	(74,994,895)	8,466,157	(2,062,771)
Distributions from realized gains	(820,753)	(53,323,476)	—
Distributions from return of capital	(66,487)	—	—
Total Distributions	(887,240)	(53,323,476)	—
Capital Share Transactions
Issuance of common stock	—	26,964,591	—
Net Increase in Net Assets Resulting from Capital Share Transactions	—	26,964,591	—
Total Decrease in Net Assets	(75,882,135)	(17,892,728)	(2,062,771)
Net assets at beginning of year	268,010,945	285,903,673	287,966,444
Net Assets at End of Year	$192,128,810	$268,010,945	$285,903,673
Capital Share Activity
Shares issued	—	2,860,903	—
Shares outstanding at beginning of year	22,181,003	19,320,100	19,320,100
Shares outstanding at end of year	22,181,003	22,181,003	19,320,100

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(74,994,895)	$8,466,157	$(2,062,771)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	2,634,471	(54,144,229)	(23,926,124)
Net change in unrealized depreciation of investments	73,213,845	13,422,245	5,811,797
Gain on fair value adjustment for embedded derivative	—	(1,000)	(798,000)
Deferred tax liability	(2,116,784)	5,568,489	(1,412,895)
Current taxes payable	—	(134,733)	134,733
Amortization of discount on Convertible Senior Notes	863,751	134,266	718,135
Amortization of deferred financing costs	210,999	627,909	225,910
Amortization of fixed income security premiums and discounts	(54,522)	(78,212)	(63,053)
Change in restricted cash	52,931	(4,042)	(26,625)
Paid in kind Interest	(447,009)	—	—
Non-cash dividend income	—	(46,781)	—
Purchases of investments in:
Portfolio investments	(13,803,342)	(30,927,038)	(71,094,138)
United States treasury bills	(119,998,208)	(255,015,475)	(360,004,426)
Proceeds from sales or maturity of investments in:
Portfolio investments	26,241,589	92,947,445	73,557,189
United States treasury bills	120,000,000	325,000,000	260,002,734
United States treasuries strips	3,685,000	3,639,000	3,603,708
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	220,770	(15,945)	(201,786)
Due from portfolio companies(1)	56,371	28,985	67,822
Prepaid expenses and other assets	13,884	369,100	6,047
Interest and dividends receivable	4,237	(70,512)	5,007
Due to GSV Asset Management(1)	(4,625,404)	5,024,033	(8,032)
Payable for securities purchased	(607)	(63,502,335)	90,001,692
Accounts payable and accrued expenses	230,024	(187,363)	(89,215)
Accrued incentive fees(1)	(15,188,121)	3,176,666	3,614,347
Accrued management fees(1)	(159,369)	42,147	108,726
Accrued interest payable	—	(82,895)	82,895
Net Cash Provided by/(Used in) Operating Activities	(3,960,389)	54,235,882	(21,746,323)
Cash Flows from Financing Activities
Borrowings under Credit Facility	3,500,000	6,000,000	36,000,000
Repayments under Credit Facility	(3,500,000)	(24,000,000)	(18,000,000)
Dividends paid	(887,240)	(26,358,885)	—
Deferred offering costs	(169,614)	—	—

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net Cash Provided by/(Used in) Financing Activities	(1,056,854)	(44,358,885)	18,000,000
Total Increase/(Decrease) in Cash Balance	(5,017,243)	9,876,997	(3,746,323)
Cash Balance at Beginning of Year	13,349,877	3,472,880	7,219,203
Cash Balance at End of Year	$8,332,634	$13,349,877	$3,472,880
Supplemental Information:
Interest Paid	$3,650,961	$5,044,064	$5,420,948
Non-Cash Financing Items
Fair value of make-whole derivative issued in connection with the convertible debt	$—	$—	$1,000
Non-cash dividends paid	$—	$26,964,591	$—

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,223,594	1.16%
Common shares, Class A		5,773,690	16,189,935	39,285,371	20.45%
Total			17,198,903	41,508,965	21.61%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	18,931,691	9.85%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	7.55%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	13,856,754	7.21%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	6,697,132	3.49%
Common shares		133,213	2,999,983	7,049,632	3.67%
Total			5,999,961	13,746,764	7.16%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	5,552,484	2.89%
Common shares		760,000	8,641,153	7,638,000	3.98%
Total			13,656,926	13,190,484	6.87%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.26%
Preferred shares, Series C-1		3,378,379	10,000,002	10,408,150	5.42%
Total			10,502,083	10,908,151	5.68%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	1.04%
Preferred shares, Series B		922,509	4,999,999	4,999,999	2.60%
Preferred shares, Series A		1,090,909	3,000,200	3,000,000	1.56%
Preferred shares, Series Seed		500,000	500,000	610,000	0.32%
Total			10,500,199	10,609,999	5.52%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,532,304	5.48%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	9,984,954	5.20%
StormWind, LLC(2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,650,838	2.42%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.33%
Preferred shares, Series A		366,666	110,000	499,796	0.26%
Total			6,130,474	9,621,037	5.01%
Chegg, Inc.**	Santa Clara, CA
Common shares	Online Education Services	1,182,792	14,022,863	8,729,005	4.54%
Declara, Inc.(1)
Convertible Promissory Note 9% Due 6/30/2017***(12)	Palo Alto, CA	2,120,658	2,120,658	2,827,020	1.47%
Preferred shares, Series A	Social Cognitive Learning	10,716,390	9,999,999	4,786,654	2.49%
Total			12,120,657	7,613,674	3.96%

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	128,563	$2,503,585	$3,249,430	1.69%
Preferred shares, Series D		176,266	1,792,749	4,203,062	2.19%
Total			4,296,334	7,452,492	3.88%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	6,128,733	3.19%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,522	2,354,476	1.23%
Common shares		1,524,799	5,476,502	3,762,442	1.96%
Total			6,977,024	6,116,918	3.19%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,377,256	0.72%
Preferred shares, Series B		904,977	2,063,356	4,135,745	2.15%
Total			3,164,265	5,513,001	2.87%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	4,000,000	2.08%
Preferred shares, Series A		879,198	1,002,440	1,443,091	0.75%
Total			5,002,720	5,443,091	2.83%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Global Innovation Platform	$500,000	457,592	427,900	0.22%
Unsecured Promissory Note 12% Due 5/29/2017***		$526,000	501,802	496,725	0.26%
Preferred shares, Series A-4(14)		3,720,424	4,904,498	2,715,910	1.41%
Preferred shares, Series A-3(14)		1,561,625	2,005,730	952,591	0.50%
Preferred shares, Series A-2(14)		450,001	605,500	166,500	0.09%
Preferred shares, Series A-1(14)		1,000,000	1,021,778	270,000	0.14%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series A-3 – $1.33 Strike Price, Expiration Date 4/4/2019		187,500	—	5,625	0.00%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	40,000	0.02%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 7/18/2021		250,000	74,380	22,500	0.01%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 11/29/2021		100,000	29,275	9,000	0.00
Total			9,601,555	5,106,751	2.65%
Whittle Schools, LLC(1)(5)	New York, NY
Preferred shares, Series B	Globally-focused Private School	3,000,000	3,000,000	3,000,000	1.56%
Common shares		229	1,577,097	1,500,000	0.78%
Total			4,577,097	4,500,000	2.34%
Snap Inc. (f/k/a Snapchat, Inc.)	Venice, CA
Preferred shares, Series F(17)	Social Communication	130,208	2,001,135	2,184,565	1.14%
Common shares, Class A(17)		130,208	2,001,135	2,184,565	1.14%
Total			4,002,270	4,369,130	2.28%

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	$7,151,412	$4,309,778	2.24%
Common shares		100,000	10,000	—	—%
Total			7,161,412	4,309,778	2.24%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	2.08%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(8)	Corporate Education	$1,166,400	1,166,400	1,166,400	0.61%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.40%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	1.00%
Preferred warrants, Series D, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	4,395	0.00%
Total			3,951,084	3,860,140	2.01%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,782,409	1.97%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Peer-to-Peer Pet Services	514,562	2,506,119	2,500,771	1.30%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.17%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	69,384	0.04%
Total			2,282,844	2,319,383	1.21%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,503,436	0.78%
Preferred shares, Series A		3,579,610	758,017	751,718	0.39%
Total			2,260,379	2,255,154	1.17%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	1.04%
Preferred shares, Series B		49,505	217,206	223,763	0.12%
Total			2,217,653	2,223,761	1.16%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	2,052,555	1.07%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	1.04%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.26%
Preferred shares, Series A		494,365	500,801	588,294	0.31%
Total			1,002,161	1,088,294	0.57%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	881,367	0.46%

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	$6,150,506	$—	—%
Junior note 1.49%, Due 11/9/2021		2,270,458	2,270,858	877,359	0.46%
Total			8,421,364	877,359	0.46%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2017***(15)	Sports Analytics	$25,000	26,840	26,544	0.01%
Preferred shares, Series A		1,864,495	1,777,576	484,769	0.26%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	0.00%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	0.00%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	0.00%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	0.00%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	0.00%
Total			1,836,346	511,313	0.27%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	505,744	0.26%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A(11)	Financial Services	540,270	1,001,815	307,954	0.16%
PayNearMe, Inc.	Sunnyvale, CA
Common shares(13)	Cash Payment Network	5,480,348	14,000,398	164,410	0.09%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	—	—%
Preferred shares, Series A		1,066,626	1,027,391	—	—%
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017		109,375	—	—	—%
Total			1,903,414	—	—%
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,614	—	—%
Cricket Media (f/k/a ePals Inc.)(10)	Herndon, VA
Common shares	Online Education	133,333	2,448,959	—	—%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, Due 2/26/2017***(9)(3)	Equity Crowdfunding	$50,000	50,840	—	—%
Preferred shares, Series A		165,715	261,598	—	—%
Total			312,438	—	—%

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	Milpitas, CA
Convertible Promissory Note 9%, Due 5/10/2017***(3)(16)	Solar Power	$250,000	$254,444	$—	—%
Preferred shares, Series D		1,613,413	2,419,751	—	—%
Preferred shares, Series C		5,300,158	11,598,648	—	—%
Total			14,272,843	—	—%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	—	—%
Total Portfolio Investments			278,768,274	262,015,146	136.38%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/5/2017***		$30,000,000	29,998,750	29,998,490	15.62%
TOTAL INVESTMENTS			$308,767,024	$292,013,636	152.00%

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility, which expired in accordance with its terms on December 31, 2016. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 9.47% of its total investments are non-qualifying assets.
***	Investment is income producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	Investment was on non-accrual status as of December 31, 2016.
(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

See accompanying notes to the consolidated financial statements.

(9)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on February 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (February 26, 2017).
(10)	On June 6, 2016, Cricket Media (f/k/a ePals Inc.) declared a 10:1 reverse split of its common shares.
(11)	On July 29, 2016, Aspiration Partners, Inc. declared a 30:1 split of its preferred shares.
(12)	On December 30, 2016, Declara, Inc. extended the maturity date of the note held for one year until June 30, 2017.
(13)	On December 21, 2016, PayNearMe, Inc. converted its Series E Preferred shares into Common Class A shares on a 1:1 basis.
(14)	On December 15, 2016, NestGSV, Inc. (d/b/a GSV Labs, Inc.) converted its Series A, B, C, and D Preferred shares into Series A-1, A-2, A-3, and A-4 preferred shares, respectively, on a 1:1 basis.
(15)	On December 31, 2016, Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) extended the maturity date of the note held for one year until November 17, 2017.
(16)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2016. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Beamreach Solar, Inc. (f/k/a Solexel, Inc.), or (b) the maturity of the note (May 10, 2017).
(17)	On October 26, 2016, the Snap Inc. board of directors approved a distribution of shares of Class A common stock as a dividend to the holders of all preferred stock and common stock outstanding on October 31, 2016. One share of Class A common stock was distributed for each share of preferred stock and common stock outstanding.

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Ozy Media, Inc.(1)	Mountain View, CA
Preferred shares, Series B	Daily News and	922,509	$4,999,999	$4,690,178	1.75%
Preferred shares, Series A	Information Site	1,090,909	3,000,200	3,907,004	1.46%
Preferred shares, Series Seed		500,000	500,000	1,531,812	0.57%
Total			8,500,199	10,128,994	3.78%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	2,839,861	10,000,003	9,996,311	3.73%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,522	2,152,983	0.80%
Common shares		1,524,799	5,476,502	7,830,323	2.92%
Total			6,977,024	9,983,306	3.72%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,599,718	1.72%
Preferred shares, Series B		3,279,629	2,019,687	4,633,228	1.73%
Preferred shares, Series A		366,666	110,000	518,000	0.19%
Total			6,130,474	9,750,946	3.64%
Chegg, Inc.**	Santa Clara, CA
Common shares	Textbook Rental	1,182,792	14,022,863	7,960,190	2.97%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series C-1	Consumer Electronics	2,533,784	7,500,001	7,500,001	2.80%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Preferred shares, Series D	Incubator	3,720,424	4,904,498	4,960,565	1.85%
Preferred shares, Series C		1,561,625	2,005,730	1,733,404	0.65%
Preferred shares, Series B		450,000	605,500	—	0.00%
Preferred shares, Series A		1,000,000	1,021,778	—	0.00%
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	145,000	0.05%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019		187,500	—	31,875	0.01%
Total			8,538,506	6,870,844	2.56%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) (2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	6,250,000	2.33%
Common shares		100,000	10,000	—	0.00%
Total			7,161,412	6,250,000	2.33%
Fullbridge, Inc.(1)	Cambridge, MA
Convertible Promissory Note 10% Due 3/2/2016***	Business Education	$1,030,507	1,020,859	1,020,859	0.39%
Preferred shares, Series D		1,655,167	2,956,022	3,111,714	1.16%
Preferred shares, Series C		1,728,724	3,193,444	1,625,001	0.61%
Common warrants – Strike Price $0.91, Expiration Date 3/2/2020		283,106	35,767	2,831	0.00%
Common warrants – Strike Price $0.91, Expiration Date 3/22/2020		186,170	23,521	1,862	0.00%
Common warrants – Strike Price $0.91, Expiration Date 5/16/2019		192,308	24,296	1,923	0.00%
Common warrants – Strike Price $0.91, Expiration Date 4/3/2019		412,088	52,063	4,121	0.00%

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015

(6)	GSV Capital Corp.’s investment in SharesPost, Inc. is held through its wholly owned subsidiary SPNPM Holdings, LLC.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.) priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media (f/k/a ePals Inc.), based on its December 31, 2015 closing price. As of May 4, 2016, Cricket Media (f/k/a ePals Inc.) was voluntarily delisted from the TSX Venture Exchange as part of a restructuring, after which Cricket Media became privately traded.
(9)	Refer to “Note 9 — Long-Term Liabilities.” In accordance with the terms of the Company’s Convertible Senior Notes payable, the Company deposited $10,867,500 in an escrow account with U.S. Bank N.A., the trustee. These funds were used to purchase six U.S. Treasury Strips with an original cost of $10,845,236. As of December 31, 2015, four of the government securities purchased had matured and the proceeds were used by the trustee in accordance with the terms of the escrow agreement. At December 31, 2015, the remaining government securities are shown on the Consolidated Schedule of Investments with an amortized cost of $3,675,192. These securities do not represent collateral under the Credit Facility, as these securities are pledged exclusively for the repayment of interest under the Convertible Senior Notes.
(10)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018). Interest will compound annually beginning on November 26, 2015.
(11)	Interest will accrue daily on the unpaid principal balance of the note. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (August 2, 2016). Interest will compound annually beginning on February 26, 2015.
(12)	On December 30, 2015, Declara, Inc. effected a 2:1 forward stock split on all its common and preferred shares.
(13)	On December 22, 2015, Strategic Data Command, LLC effected a 3:1 stock split on its common shares.
(14)	On October 28, 2015, Orchestra One, Inc. (f/k/a Learnist Inc.) completed a change in business, recapitalization and series A-1 preferred stock financing. The Company elected to convert its existing preferred shares into common shares effective November 9, 2015.
(15)	On January 6, 2016, Gilt Groupe Holdings, Inc. entered into an agreement and plan of merger with Lord and Taylor Acquisition, Inc. to acquire the outstanding Gilt Groupe Holdings, Inc. common stock for approximately $2.1697 per share less applicable costs of the transaction. These are estimates and are subject to change in connection with the final aggregate merger consideration.

See accompanying notes to the consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

The table below displays all the Company’s subsidiaries as of December 31, 2016, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “—  Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

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

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance in ASC Topic 946, Financial Services — Investment Companies.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company to make a number of significant estimates. These include estimates of the fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of GSV Asset Management, the Company’s board of directors or the valuation committee of the Company’s board of directors (the “Valuation Committee”), does not reliably represent fair value, shall each be valued as follows:

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

For the quarter ended June 30, 2015	100%
For the quarter ended September 30, 2015	100%
For the quarter ended December 31, 2015	100%
For the quarter ended March 31, 2016	100%
For the quarter ended June 30, 2016	100%
For the quarter ended September 30, 2016	100%
For the quarter ended December 31, 2016	100%

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture-capital-backed portfolio companies, these investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company typically values debt investments at either cost plus accrued interest or using the liquidation value of the investment. The Company values its debt investments at estimated fair value as determined by the Company’s board of directors.

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

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2016 and December 31, 2015, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Deferred Financing Costs

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Credit Facility expired according to its terms on December 31, 2016. The Company recorded origination costs related to the Credit Facility as deferred financing costs. These costs are deferred and amortized as part of interest expense using the effective interest method over the expected life of the Credit Facility. For modifications to or exchanges of the Credit Facility, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of December 31, 2016 and December 31, 2015, the Company had deferred financing costs of $311,268 and $352,653, respectively, on the Consolidated Statements of Assets and Liabilities.

	December 31, 2016	December 31, 2015
Unamortized origination costs	$—	$210,998
Deferred offering costs	311,268	141,655
Deferred Financing Costs	$311,268	$352,653

Restricted Cash

As of December 31, 2016 and December 31, 2015, the Company had restricted cash of $0 and $52,931, respectively, which is included on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016 and December 31, 2015, restricted cash consisted of a deposit for the Company’s fidelity bond as well as excess funds remaining in escrow after the purchase of the government securities that will be used to make the scheduled interest payments on the Company’s $69 million convertible senior notes, which bear interest at a fixed rate of 5.25% per year and mature on September 15, 2018 (the “Convertible Senior Notes”). See the table below and “Note 9 — Long-Term Liabilities” for further detail.

	December 31, 2016	December 31, 2015
Deposit for the Company’s fidelity bond	$—	$25,000
Excess funds	—	27,931
Restricted Cash	$—	$52,931

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. At December 31, 2016 and December 31, 2015, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2016, and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	December 31, 2016	December 31, 2015
Capital in excess of par value	$(16,519,891)	$(65,015,969)
Accumulated undistributed net investment income	16,453,404	63,994,964
Accumulated net realized gain (loss) from investments	66,487	1,021,005

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2015 were as follows:

	December 31, 2016	December 31, 2015
Ordinary income	$—	$—
Distributions of long-term capital gains	820,753	53,323,476
Return of capital	66,487	—
Distributions on a tax basis	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2016 and 2015, was $306,906,435 and $325,164,414, respectively. The net unrealized depreciation on investments owned at December 31, 2016 and 2015, was $14,892,799 and $58,649,841, respectively.

At December 31 2016, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

	December 31, 2016	December 31, 2015
Accumulated capital gains/(losses)	$(2,634,471)	$820,753
Unrealized appreciation/(depreciation)	(25,252,169)	45,844,891
Components of distributable earnings/(loss) at year end	$(27,886,640)	$46,665,644

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The Company also qualified to be treated as a RIC for the 2015 and 2016 taxable years and intends to qualify to be treated as a RIC in future periods. If it is not treated as a RIC, the Company will be taxed as a C corporation under the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. Refer to “Note 8 — Income Taxes” for further details regarding the Company’s tax status.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Per Share Information

Basic net increase/(decrease) in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net increase/(decrease) in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) to determine the number of potentially dilutive shares outstanding. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

Recently Adopted Accounting Standards

On October 13, 2016, the SEC amended Regulation S-X to, among other things, standardize the reporting of certain derivative investments in the financial statements of business development companies. The amendments to Regulation S-X also update the required disclosure for other investments and investments in and advances to affiliates and amend the rules regarding the general form and content of a business development company’s financial statements. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is evaluating the amended rules to determine the impact to the Company.

In December 2016, the FASB released an accounting standards update (“ASU”) that makes technical changes to various sections of the ASC, including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either or both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. At this time, management is evaluating the implications of the ASU and has not yet determined its impact on the financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs related to lines of credit are not required to be deducted from the carrying amount of that debt liability.

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

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”). Under the terms of the Advisory Agreement, GSV Asset Management will be paid a base management fee of 2% of gross assets, which is the Company’s total assets reflected on the its Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Effective January 1, 2017 through December 31, 2017, however, pursuant to a voluntary waiver by GSV Asset Management, the Company will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

Under the Advisory Agreement, there are no restrictions on the right of any manager, partner, officer or employee of GSV Asset Management to engage in any other business or to devote his or her time and attention in part to any other business, whether of a similar or dissimilar nature, or to receive any fees or compensation in connection therewith (including fees for serving as a director of, or providing consulting services to, one or more of the Company’s portfolio companies). GSV Asset Management has, however, adopted an internal policy whereby any fees or compensation received by a manager, partner, officer or employee of GSV Asset Management in exchange for serving as a director of, or providing consulting services to, any of the Company’s portfolio companies will be transferred to the Company, net of any personal taxes incurred, upon such receipt for the benefit of the Company and its stockholders.

Incentive Fees

For GAAP purposes, in accordance with the AICPA’s Technical Practice Aids (“TPA”) (TIS 6910.2), the Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Consolidated Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the year ended December 31, 2016, the Company reversed accrued incentive fees of $15,188,121. For the years ended December 31, 2015 and 2014, the Company accrued incentive fees of $8,170,326, and $3,614,347, respectively, for financial statement purposes.

Management Fees

GSV Asset Management earned $6,896,347, $8,044,801 and $7,562,488 in management fees for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there were no receivables owed to the Company by GSV Asset Management. In addition, as of December 31, 2016, the Company owed GSV Asset Management $422,025 primarily for the reimbursement of overhead expenses.

As of December 31, 2015, GSV Asset Management owed the Company $220,770 for reimbursement of expenses paid for by the Company that were the responsibility of GSV Asset Management. In addition, as of December 31, 2015, the Company owed GSV Asset Management $5,047,429 for earned incentive fees and, to a lesser extent, for the reimbursement of other expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

in performing its obligations under the Administration Agreement. There were $2,545,316, $2,681,079, and $3,199,904 in such costs incurred under the Administration Agreement for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Other Arrangements

Mark Moe, who is the brother of the Company’s Chief Executive Officer, Michael Moe, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s President, Mark Flynn. As of December 31, 2016, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $5,106,751 and $5,443,091, respectively. Another one of the Company’s portfolio companies, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), previously utilized office space paid for by GSV Asset Management without paying GSV Asset Management or the Company any consideration for rent. The Company did not consider this an arms-length transaction. In August 2016, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) moved out of the office space paid for by GSV Asset Management.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of March 16, 2017, GSV Asset Management also manages Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (the “Coursera Funds”), and serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures III LLC, GSV Ventures IV LLC, GSV Ventures V LLC and GSV Ventures VI LLC, each a venture capital and growth equity fund (collectively, the “GSV Ventures Funds”), and will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

While the investment focus of each of these entities, including the Coursera Funds and the GSV Ventures Funds, may be different from the Company’s investment objective, it is likely that new investment opportunities that meet the Company’s investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to the Company. However, the Company’s executive officers, directors and investment adviser, GSV Asset Management, intend to treat the Company in a fair and equitable manner consistent with their applicable duties under law so that the Company will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both the Company and the other funds that are currently, or in the future may be, managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

allocation policy to ensure that the Company has priority over such other funds. The Company’s board of directors will monitor on a quarterly basis any such allocation of investment opportunities between the Company and any such other funds.

In the ordinary course of business, the Company may enter into transactions with portfolio companies that may be considered related-party transactions. To ensure that the Company does not engage in any prohibited transactions with any persons affiliated with the Company, the Company has implemented certain written policies and procedures whereby the Company’s executive officers screen each of the Company’s transactions for any possible affiliations between the proposed portfolio investment, the Company, companies controlled by the Company and the Company’s executive officers and directors. During the year ended December 31, 2016, the Company received other income of $212,795 from the proceeds of Michael Moe’s sale of common shares of 2U, Inc. (f/k/a 2tor, Inc.), one of the Company’s former portfolio companies, that Mr. Moe received while serving on 2U’s board of directors. These sales proceeds were remitted directly to the Company.

Investments in Controlled and Affiliated Portfolio Companies

Under the 1940 Act, the Company’s investments in controlled and affiliated portfolio companies are deemed to be related-party transactions.

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At December 31, 2016, the Company had 91 positions in 45 portfolio companies. At December 31, 2015, the Company had 96 positions in 48 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$81,274,687	$83,074,410	$65,870,590	$102,319,140
Preferred Stock	174,462,577	162,238,879	192,255,990	216,291,092
Debt Investments	8,849,434	7,821,948	4,177,804	4,175,859
Warrants	158,713	150,904	301,772	469,306
Subtotal – Private Portfolio Companies	264,745,411	253,286,141	262,606,155	323,255,397
Publicly Traded Portfolio Companies
Common Stock	14,022,863	8,729,005	30,743,688	26,553,370
Total Private and Publicly Traded Portfolio Companies	278,768,274	262,015,146	293,349,843	349,808,767
Non-Portfolio Investments
U.S. Treasury Bill	29,998,750	29,998,490	29,999,968	30,000,000
U.S. Treasury Strips	—	—	3,675,192	3,676,693
Total Non-Portfolio Investments	29,998,750	29,998,490	33,675,160	33,676,693
Total Investments	$308,767,024	$292,013,636	$327,025,003	$383,485,460

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 and December 31, 2015 are as follows:

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$83,074,410	$83,074,410
Preferred Stock	—	—	162,238,879	162,238,879
Debt Investments	—	—	7,821,948	7,821,948
Warrants	—	—	150,904	150,904
Subtotal – Private Portfolio Companies	—	—	253,286,141	253,286,141
Publicly Traded Portfolio Companies
Common Stock	8,729,005	—	—	8,729,005
Total Private and Publicly Traded Portfolio Companies	8,729,005	—	253,286,141	262,015,146
Non-Portfolio Investments
U.S. Treasury Bill	29,998,490	—	—	29,998,490
Total Assets at Fair Value	$38,727,495	$—	$253,286,141	$292,013,636

	As of December 31, 2015
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$102,319,140	$102,319,140
Preferred Stock	—	—	216,291,092	216,291,092
Debt Investments	—	—	4,175,859	4,175,859
Warrants	—	—	469,306	469,306
Subtotal – Private Portfolio Companies	—	—	323,255,397	323,255,397
Publicly Traded Portfolio Companies
Common Stock	26,486,074	67,296	—	26,553,370
Total Private and Publicly Traded Portfolio Companies	26,486,074	67,296	323,255,397	349,808,767
Non-Portfolio Investments
U.S. Treasury Bill	30,000,000	—	—	30,000,000
U.S. Treasury Strips	3,676,693	—	—	3,676,693
Total Non-Portfolio Investments	33,676,693	—	—	33,676,693
Total Assets at Fair Value	$60,162,767	$67,296	$323,255,397	$383,485,460

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2016 and December 31, 2015. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

As of December 31, 2016
Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$83,074,410	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.2x (3.3x)
			EBIT multiples	37.5x (37.5x)
Preferred stock in private companies	$157,929,101	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.3x (2.7x)
			EBIT multiples	37.5x (37.5x)
			Subscriber multiples	669.9x(669.6x)
			Discount for lack of control	15.0% (15.0%)
	$4,309,778	PWERM	Discount rate	12.0% (12.0%)
Debt Investments	$7,821,948	Market approach	Liquidation Value	N/A
Warrants	$150,904	Option pricing model	Term to expiration (Years)	1.2 – 3.0 (2.1)
			Volatility	10.4% – 49.3% (43.2%)

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

As of December 31, 2015
Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$102,319,140	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	4.5x – 5.4x (5.0x)
			EBIT multiples	34.2x (34.2x)
			Discount rate	35% (35%)
		Liquidation value	Liquidation value	N/A
Preferred stock in private companies	$216,291,092	Market approach	Precedent transactions(1)	N/A
		Income approach	Revenue multiples	1.3x – 6.0x (3.4x)
			EBIT multiples	12.0x – 32.0x (19.5x)
			Discount rate	30% – 50% (40%)
Debt Investments	$4,175,859	Market approach	Amortized cost	N/A
Warrants	$469,306	Option pricing model	Term to expiration (Years)	1.03 – 3.00 (2.46)
			Strike price	0.13 – 4.59 (1.20)
			Volatility	30% – 50% (40.9%)

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

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

The aggregate values of Level 3 portfolio investments and embedded derivative changed during the years ended December 31, 2016 and 2015 as follows:

	Year ended December 31, 2016
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Transfers into Level 3	143,733	—	—	—	143,733
Purchases of investments	3,080	9,016,702	5,201,294	103,655	14,324,731
Sales of investments	(3,509,238)	(7,651,891)	(574,380)	—	(11,735,509)
Realized gains (losses)	(7,127,146)	4,430,221	—	(246,714)	(2,943,639)
Exercises, conversions and assignments(1)	23,588,443	(23,588,443)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	44,714	—	44,714
Net change in unrealized depreciation included in earnings	(32,343,602)	(36,258,802)	(1,025,539)	(175,343)	(69,803,286)
Fair Value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Net change in unrealized depreciation of Level 3 investments still held as of December 31, 2016	$(39,307,692)	$(40,126,793)	$(1,025,539)	$(195,637)	$(80,655,661)

(1)	During year ended December 31, 2016, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
4C Insights (f/k/a The Echo Systems Corp.)	Preferred shares, Series A	Common Shares
PayNearMe, Inc.	Preferred shares, Series E	Common Shares
Fullbridge, Inc.	Preferred shares, Series C	Common Shares
Fullbridge, Inc.	Preferred shares, Series D	Common Shares
Fullbridge, Inc.	Convertible Promissory Note 10% Due 3/2/2016	Junior Note, 1.49%, November 9, 2021
Fullbridge, Inc.	Convertible Promissory Note 10% Due 3/14/2017	Junior Note, 1.49%, November 9, 2021

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

	Year ended December 31, 2015
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2014	$85,598,467	$193,847,045	$1,374,210	$904,345	$281,724,067
Purchases of investments	10,002,500	17,842,532	3,128,211	576	30,973,819
Sales of investments	(1,886,373)	(3,668,393)	(50,000)	—	(5,604,766)
Realized losses	(2,290,880)	(7,563,262)	(27,190)	—	(9,881,332)
Exercises, conversions and assignments(1)	4,959,614	(4,663,813)	(295,801)	—	—
Amortization of fixed income security premiums and discounts	—	—	50,352	—	50,352
Net change in unrealized appreciation (depreciation) included in earnings	5,935,812	20,496,983	(3,923)	(435,615)	25,993,257
Fair Value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Net change in unrealized appreciation (depreciation) of Level 3 investments still held as of December 31, 2015	$3,095,222	$13,882,926	$(9,615)	$(435,615)	$16,532,918

(1)	During the year ended December 31, 2015, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	Term Loan, 12%, 09/30/15	Preferred shares, Series A
Orchestra One, Inc. (f/k/a Learnist Inc.)	Preferred shares, Series D	Common Shares
Orchestra One, Inc. (f/k/a Learnist Inc.)	Preferred shares, Series E	Common Shares
Orchestra One, Inc. (f/k/a Learnist Inc.)	Preferred shares, Series F	Common Shares

During the year ended December 31, 2015, the Company had one transfer between levels as a result of the expiration of a lock-up agreement.

Portfolio Company	Corporate Action	IPO/ Lock-up Expiration Date	Transfer from	December 31, 2015 Valuation Method
2U, Inc. (f/k/a 2tor, Inc.)	Expiration of Rule 144 restriction	8/11/2015	Level 2 to Level 1	Not applicable(1)

(1)	The Company fully liquidated its position in 2U, Inc. prior to December 31, 2015.

The portfolio companies in which the Company invests periodically offer their shares in IPOs, which are typically subject to lock-up agreements for 180 days following the IPO. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — Levelling Policy” for further detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

As a result of the Company’s distribution, which was paid on December 31, 2015 to stockholders of record on November 16, 2015, the Company issued an additional 2,860,903 shares in lieu of cash during the year ended December 31, 2015. The distribution was paid in cash or shares of the Company’s common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of approximately 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of the Company’s outstanding shares prior to the distribution, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of the Company’s common stock on December 28, 29 and 30, 2015. None of the $2.76 per share dividend represented a return of capital.

No new shares of the Company’s common stock were issued during the years ended December 31, 2016 and 2014.

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share for the years ended December 31, 2016, 2015 and 2014, respectively. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	2016	2015	2014
Net increase/(decrease) in net assets resulting from operations per share – basic:
Net increase (decrease) in net assets resulting from operations	$(74,994,895)	$8,466,157	$(2,062,771)
Weighted-average common shares – basic	22,181,003	19,327,938	19,320,100
Net increase/(decrease) in net assets resulting from operations per share – basic:	$(3.38)	$0.44	$(0.11)
Net increase/(decrease) in net assets resulting from operations per share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	$(74,994,895)	$8,466,157	$(2,062,771)
Adjustments for interest on Convertible Senior Notes and deferred financing costs	—	—	—
Net increase/(decrease) in net assets resulting from operations, as adjusted	(74,994,895)	8,466,157	(2,062,771)
Weighted-average common shares outstanding – basic	22,181,003	19,327,938	19,320,100
Adjustments for dilutive effect of Convertible Senior Notes(1)	—	—	—
Weighted-average common shares outstanding – diluted	22,181,003	19,327,938	19,320,100
Net increase/(decrease) in net assets resulting from operations per share – diluted	$(3.38)	$0.44	$(0.11)

(1)	For the years ended December 31, 2016, 2015 and 2014, respectively, 5,751,815, 5,710,212 and 4,244,128 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At December 31, 2016 and December 31, 2015, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

Per Share Data	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
Net asset value at beginning of year	$12.08		$14.80		$14.91		$13.07		$12.95
Issuance of common shares	—		—		—		—		1.91	(4)
Underwriters’ discount	—		—		—		—		(0.72	)(2)
Offering costs	—		—		—		—		(0.04	)(2)
Net investment loss	(0.06	)(1)	(2.52	)(1)	(0.66	)(1)	(0.46	)(1)	(0.51	)(1)
Realized gain/(loss)	(0.12	)(1)	2.80	(1)	1.24	(1)	(1.12	)(1)	(0.09	)(1)
(Provision)/Benefit for taxes on net realized capital gains/losses	—	(1)	0.02	(1)	(0.51	)(1)	0.49	(1)	—
Change in unrealized appreciation/(depreciation)	(3.30	)(1)	(0.69	)(1)	(0.30	)(1)	4.53	(1)	(0.43	)(5)
(Provision)/Benefit for taxes on unrealized appreciation/deprecation of investments	0.10	(1)	0.83	(1)	0.12	(1)	(1.60	)(1)	—
Distributions from realized gain	(0.04)		(2.76)		—		—		—
Dilution from shares issued	—		(0.40)		—		—		—
Net asset value at end of year	$8.66		$12.08		$14.80		$14.91		$13.07
Per share market value at end of year	$5.03		$9.37		$8.63		$12.09		$8.43
Total return based on market value	(23.29	)%(3)	8.57	%(3)	(28.62	)%(3)	43.42	%(3)	(39.57	)%(6)
Total return based on net asset value	(27.74	)%(3)	(0.27	)%(3)	(0.74	)%(3)	14.08	%(3)	0.93	%(6)
Shares outstanding at end of year	22,181,003		22,181,003		19,320,100		19,320,100		19,320,100
Ratios/Supplemental Data:
Net assets at end of year	$192,128,810		$268,010,945		$285,903,673		$287,966,444		$252,582,801
Average net assets	$243,577,514		$296,560,393		$284,953,811		$250,121,052		$208,050,344
Ratios
Ratio of gross operating expenses to average net assets	0.82%		9.10%		7.64%		8.83%		4.10%
Ratio of net income tax provisions to average net assets	(0.87)%		(1.88)%		(0.50)%		(3.33)%		—%
Ratio of net operating expenses to average net assets	(0.05)%		7.22%		7.14%		5.50%		4.10%
Ratio of net investment loss to average net assets	(0.52)%		(16.41)%		(4.48)%		(3.55)%		(3.98)%
Portfolio Turnover Ratio	4.46%		8.30%		19.45%		2.96%		13.26%

(1)	Based on weighted-average number of shares outstanding for the year.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

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

NOTE 8 — INCOME TAXES

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. Accordingly, the Company must generally distribute at least 90% of its ICTI to qualify for the treatment accorded to a RIC and to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the U.S. federal income tax return for that fiscal year.

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

As of January 1, 2014, the Company had net unrealized built-in gains. It did not incur a built-in-gains tax for the 2014 tax year due to the fact that there were sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The GSVC Holdings are C

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 8 — INCOME TAXES  – (continued)

corporations for U.S. federal and state income tax purposes. The Company uses the asset and liability method to account for the GSVC Holdings’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carryforwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.

As of December 31, 2016, the Company recorded a deferred tax liability of approximately $10.4 million, of which approximately $10.2 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $0.2 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

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

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2016, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG TERM LIABILITIES

Convertible Senior Notes Payable

On September 17, 2013, the Company issued $69 million aggregate principal amount of the Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes). The Convertible Senior Notes bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes were convertible into shares of the Company’s common stock based on an initial conversion rate of 61.5091 shares of the Company’s common stock per $1,000 of principal amount of the Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $16.26 per share of common stock. As a result of the Company’s dividends paid on December 31, 2015 and August 24, 2016, the conversion rate was increased to 83.3596 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock.

The terms of the offering required the Company to place $10,867,500 from the offering in an escrow account (the “Interest Escrow”) with U.S. Bank N.A., the trustee, under the indenture pursuant to which the Convertible Senior Notes were issued. Funds in the Interest Escrow were used to purchase six U.S. Treasury

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 9 — LONG TERM LIABILITIES  – (continued)

Strips (“Government Securities”) with an original cost of $10,845,236. The Government Securities were used to make the six scheduled interest payments on the Convertible Senior Notes. In October 2016, in connection with the final interest payment on the Convertible Senior Notes, and pursuant to a request made by the Company made under the Pledge and Escrow Agreement, U.S. Bank N.A. released and transferred to the Company the excess funds, in an amount of approximately $90,431, that had remained in the Interest Escrow. As a result of such release and transfer, the $90,431 will no longer be included as restricted cash on the Company’s Consolidated Statements of Assets and Liabilities.

The table below shows a reconciliation from the aggregate principal amount of Convertible Senior Notes to the balance shown on the Consolidated Statements of Assets and Liabilities.

	December 31, 2016	December 31, 2015
Aggregate principal amount of Convertible Senior Notes	$69,000,000	$69,000,000
Unamortized embedded derivative discount	(261,099)	(403,381)
Direct deduction of deferred debt issuance costs	(1,226,103)	(1,947,572)
Convertible Senior Notes	$67,512,798	$66,649,047

As of December 31, 2016 and December 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Credit Facility

The Company entered into the Loan Agreement, effective December 31, 2013, with Silicon Valley Bank to provide the Company with the Credit Facility, which expired on December 31, 2016 in accordance with its terms. Under the Credit Facility, the Company was permitted to borrow an amount equal to the lesser of $18 million or 20% of the Company’s then-current net asset value.

The Credit Facility bore interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn under the Credit Facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) was charged under the Loan

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 9 — LONG TERM LIABILITIES  – (continued)

Agreement. Under the terms of the Credit Facility, the Company was required to repay all outstanding borrowings on the Credit Facility so that there is at least one 30-day period every 12 months during which the Company has no balance outstanding. The Company made certain customary representations and warranties under the Loan Agreement and was required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement included usual and customary events of default for credit facilities of a similar nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility was secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. Borrowing under the Credit Facility was subject to the leverage restrictions contained in the 1940 Act. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value. For the years ended December 31, 2016 and 2015 the Company had average borrowings outstanding under the Credit Facility of $106,061 and $3,712,329, respectively.

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2017 through March 15, 2017, the Company did not close on any investment purchases. From January 1, 2017 through March 15, 2017, the Company did not sell any investments

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated.

On March 1, 2017 Snap Inc. listed its shares on the New York Stock Exchange in an IPO with an offering price of $17.00 per share. The Company’s shares of Snap Inc. are locked up for 150 days following the IPO. This prevents the Company from selling the shares until 150 days after March 1, 2017.

Management Fee Waiver

GSV Asset Management has voluntarily agreed to waive a portion of the advisory fees payable by the Company to GSV Asset Management under the Advisory Agreement. Pursuant to the waiver, effective January 1, 2017 through December 31, 2017, the Company will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 11 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Year Ended December 31, 2016	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016	Quarter Ended December 31, 2016
Total Investment Income	$102,652	$(54,119)	$86,648	$601,102
Total Operating Expenses	(444,355)	1,397,922	4,308,303	(3,262,224)
Net Investment Benefit/(Loss)	547,007	(1,452,041)	(4,221,655)	3,863,326
Net Realized Gain/(Loss) on Investments	(6,075,070)	1,104,361	2,658,715	(322,477)
Net Change in Unrealized Depreciation on Investments	(19,421,001)	(15,933,886)	(1,261,709)	(36,597,249)
Benefit for Taxes on Unrealized Depreciation of Investments	—	—	551,310	1,565,474
Net Decrease in Net Assets Resulting from Operations	(24,949,064)	(16,281,566)	(2,273,339)	(31,490,926)
Net Decrease in Net Assets from Operations per common share – basic	(1.12)	(0.74)	(0.10)	(1.42)
Net Decrease in Net Assets from Operations per common share – diluted	(1.12)	(0.74)	(0.10)	(1.42)
Weighted Average Common Shares Outstanding – Basic	22,181,003	22,181,003	22,181,003	22,181,003
Weighted Average Common Shares Outstanding – Diluted	22,181,003	22,181,003	22,181,003	22,181,003

Year Ended December 31, 2015	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015
Total Investment Income	$59,024	$123,891	$39,363	$68,618
Total Operating Expenses	12,852,430	6,233,424	6,239,277	1,653,104
(Provision)/Benefit for Taxes on Net Investment Loss	5,223,611	2,494,459	(26,583,935)	(3,103,505)
Net Investment Loss	(7,569,795)	(3,615,074)	(32,783,849)	(4,687,991)
Net Realized Gain/(Loss) on Investments	13,218,403	13,636,614	27,289,816	(604)
(Provision)/Benefit for Taxes on Net Realized Capital Gain	(5,397,074)	(5,567,830)	11,307,706	—
Net Change in Unrealized Appreciation/(Depreciation) on Investments	27,784,081	(5,744,399)	(21,981,668)	(13,480,259)
(Provision)/Benefit for Taxes on Unrealized Appreciation/Depreciation of Investments	(11,370,993)	2,372,190	25,020,686	36,197
Net Increase/(Decrease) in Net Assets Resulting from Operations	16,664,622	1,081,501	8,852,691	(18,132,657)
Net Increase/(Decrease) in Net Assets from Operations per common share – basic	0.86	0.06	0.46	(0.94)
Net Increase/(Decrease) in Net Assets from Operations per common share – diluted	0.71	0.06	0.38	(0.94)
Weighted Average Common Shares Outstanding – Basic	19,320,100	19,320,100	19,320,100	19,351,197
Weighted Average Common Shares Outstanding – Diluted	23,564,228	19,320,100	23,564,228	19,351,197

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 12 — SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries for the year ended December 31, 2014, that met at least one of the significant conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

Balance Sheet Data as of:	December 31, 2016	December 31, 2015
Current assets	$5,473,860	$5,241,795
Noncurrent assets	1,886,163	2,801,796
Current liabilities	5,249,784	4,378,060
Noncurrent liabilities	7,670,558	2,932,095
Non-controlling interest	—	—

Income Statement Data For the years ended:	December 31, 2016	December 31, 2015	December 31, 2014
Revenue	$21,585,521	$21,319,861	$13,263,877
Gross profit	17,652,505	16,248,769	11,169,530
Income/(loss) from operations	(4,727,446)	(5,057,815)	(3,460,381)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(5,301,605)	(5,306,836)	(3,723,409)
Net income/(loss) attributable to non-controlling interest	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria on Internal Control — Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which appears on page 120 of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSV Capital Corp.
Woodside, California

We have audited the internal control over financial reporting of GSV Capital Corp. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Francisco, California
March 16, 2017

(d) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2017 Proxy Statement under the headings entitled “Proposal I: Election of Directors — Information About the Nominees and Directors,” “— Information About the Executive Officers Who Are Not Directors,” “— Section 16(a) Beneficial Ownership Reporting Compliance” and “— Committees to the Board of Directors,” and is hereby incorporated by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, our chief accounting officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at http://investors.gsvcap.com/governance. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11.	Executive Compensation

The information required by Item 11 will be contained in the 2017 Proxy Statement under the headings entitled “Proposal I: Election of Directors — Compensation of Chief Executive Officer and Other Executive Officers” and “— Committees to the Board of Directors,” and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2017 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2017 Proxy Statement under the heading “Proposal I: Election of Directors,” and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(a) Consolidated Financial Statements

(1) The following financial statements are set forth in Item 8:

(2) The following financial statement schedules are filed herewith:

Page
Schedules 12-14
Schedule of Investments in and Advances to Affiliates as of December 31, 2016	125
Schedule of Investments in and Advances to Affiliates as of December 31, 2015	129

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(6)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Convertible Senior Notes due 2018, by and between the Company and the U.S. Bank National Association, as trustee(4)
10.1	Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between the Company and GSV Asset Management, LLC(3)
10.3	Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC(3)

10.4	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.5	Custody Agreement by and between the Company and U.S. Bank National Association(7)
10.6	Form of Trademark License Agreement by and between the Company and GSV Asset Management, LLC(2)
10.7	Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of December 31, 2013(5)
11.1	Statement re Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
(3)	Previously filed in connection with Annual Report on Form 10-K (File No. 814-00852) filed on March 15, 2013, and incorporated by reference herein.
(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on September 18, 2013, and incorporated by reference herein.
(5)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on January 7, 2014, and incorporated by reference herein.
(6)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655) filed on September 20, 2011, and incorporated by reference herein.
(7)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14

Schedule of Investments in and Advances to Affiliates as of December 31, 2016

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control /Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
Control Investments
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,599,718	$—	$—	$—	$—	$51,120	$4,650,838
Preferred shares, Series B	—	4,633,228	—	—	—	—	(162,825)	4,470,403
Preferred shares, Series A	—	518,000	—	—	—	—	(18,204)	499,796
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 07/31/2017***	16,889	—	—	425,620	31,972	—	(29,692)	427,900
Convertible Promissory Note 8% Due 06/30/16***	48,248	—	—	(500,000)	500,000	—	—	—
Promissory Note 10% Due 11/23/2016	26,000	—	—	—	500,000	(500,000)	—	—
Unsecured Promissory Note 12% Due 05/29/2017	10,862	—	—	—	501,802	—	(5,077)	496,725
Preferred shares, Series D	—	4,960,565	—	(4,904,498)	—	—	(56,067)	—
Preferred shares, Series C	—	1,733,404	—	(2,005,730)	—	—	272,326	—
Preferred shares, Series B	—	—	—	(605,500)	—	—	605,500	—
Preferred shares, Series A	—	—	—	(1,021,778)	—	—	1,021,778	—
Preferred stock Series A-4	—	—	—	4,904,498	—	—	(2,188,588)	2,715,910
Preferred stock Series A-3	—	—	—	2,005,730	—	—	(1,053,139)	952,591
Preferred stock Series A-2	—	—	—	605,500	—	—	(439,000)	166,500
Preferred stock Series A-1	—	—	—	1,021,778	—	—	(751,778)	270,000
Common shares	—	—	—	—	—	—	—	—
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 10/6/2019	—	—	—	—	—	—	40,000	40,000
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 7/18/2021	—	—	—	74,380	—	—	(51,880)	22,500
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 11/29/2021	—	—	—	—	29,275	—	(20,275)	9,000
Preferred Warrant Series A-3 – Strike Price $1.33333, Expiration Date 4/4/2019	—	—	—	—	—	—	5,625	5,625
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	145,000	—	—	—	—	(145,000)	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019	—	31,875	—	—	—	—	(31,875)	—
Preferred warrants Series D – Strike Price $1.33, Expiration Date 7/18/2021	—	—	—	—	—	—	—	—

Schedule 12-14

Schedule of Investments in and Advances to Affiliates as of December 31, 2016 – (continued)

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control /Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A	$—	$6,250,000	$—	$—	$—	$—	$(1,940,222)	$4,309,778
Common shares	—	—	—	—	—	—	—	—
Total Control Investments	$101,999	$22,871,790	$—	$—	$1,563,049	$(500,000)	$(4,897,273)	$19,037,566
AlwaysOn, Inc.
Preferred shares, Series A-1	—	133,978	—	—	—	—	(133,978)	—
Preferred shares, Series A	—	191,993	—	—	—	—	(191,993)	—
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	—	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 11/17/2017***	3,304	25,000	—	—	736	—	808	26,544
Preferred shares, Series A	—	1,156,175	—	—	—	—	(671,406)	484,769
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	429	—	—	—	—	(429)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	14,065	—	—	—	—	(14,065)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	3,088	—	—	—	—	(3,088)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	—	12,864	—	—	—	—	(12,864)	—
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	55,000	—	—	—	—	(55,000)	—
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(3)	87,318	1,080,000	—	—	86,400	—	—	1,166,400
Convertible preferred shares, Series D	—	775,861	—	—	—	—	—	775,861
Convertible preferred shares, Series C	—	1,959,127	—	—	—	—	(45,643)	1,913,484
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	10,142	—	—	—	—	(5,747)	4,395

Schedule 12-14

Schedule of Investments in and Advances to Affiliates as of December 31, 2016 – (continued)

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control /Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
Curious.com Inc.
Preferred shares, Series B	$—	$9,996,311	$—	$—	$2,000,003	$—	$(2,011,360)	$9,984,954
Declara, Inc.
Convertible Promissory Note 9% Due 6/30/2017***	120,523	2,000,000	—	—	120,658	—	706,362	2,827,020
Preferred shares, Series A	—	9,999,999	—	—	—	—	(5,213,345)	4,786,654
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	—	400	—	(400)	500,000
Preferred shares, Series A	—	524,867	—	—	—	—	63,427	588,294
Fullbridge, Inc.(6)
Convertible Promissory Note, 10% Due 3/2/2016	(85,829)	1,020,859	(354,075)	—	400	—	(667,184)	—
Convertible Promissory Note, 10% Due 3/14/2017	—	—	(935,849)	—	1,000,000	—	(64,151)	—
Preferred shares, Series D	—	3,111,714	—	—	1,040	—	(3,112,754)	—
Preferred shares, Series C	—	1,625,001	—	—	—	—	(1,625,001)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	2,831	—	—	—	—	(2,831)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	1,862	—	—	—	—	(1,862)	—
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	—	(1,923)	—
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	4,121	—	—	—	—	(4,121)	—
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	824	—	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	7,143	—	—	—	—	(7,143)	—
Global Education Learning (Holdings) Ltd.**
Preferred shares, Series A	—	—	—	—	120	—	(120)	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	(25,928)	223,763
Orchestra One, Inc. (f/k/a Learnist Inc.)(4)
Common shares	—	4,364	(4,364)	—	—	—	—	—

Schedule 12-14

Schedule of Investments in and Advances to Affiliates as of December 31, 2016 – (continued)

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control /Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
Ozy Media, Inc.
Convertible Promissory Note 5%, Due 02/28/2018***	$33,700	$—	$—	$—	$2,000,000	$—	$—	$2,000,000
Preferred shares, Series B	—	4,690,178	—	—	—	—	309,821	4,999,999
Preferred shares, Series A	—	3,907,004	—	—	—	—	(907,004)	3,000,000
Preferred shares, Series Seed	—	1,531,812	—		—	—	(921,812)	610,000
PayNearMe, Inc.(6)
Preferred shares, Series E	—	13,974,887	(13,974,887)	—	—	—	—	—
Strategic Data Command, LLC(5)
Common shares	—	1,001,650	—	—	—	—	1,050,905	2,052,555
Total Affiliate Investments	$159,016	$66,075,585	$(15,269,175)	$—	$5,209,757	$—	$(13,571,477)	$42,444,690

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(4)	GSV Capital Corp.’s ownership percentage in Orchestra One, Inc. (f/k/a Learnist Inc.) decreased to below 5% and, as such, Orchestra One, Inc. is no longer classified as an “affiliate investment” as of September 30, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of September 30, 2016 to indicate that the investment in Orchestra One, Inc., while still held as of September 30, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940, as amended.
(5)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(6)	GSV Capital Corp.’s ownership percentage in PayNearMe, Inc. and Fullbridge, Inc. decreased to below 5% and, as such, PayNearMe, Inc. and Fullbridge, Inc. are no longer classified as “affiliate investments” as of December 31, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of December 31, 2016 to indicate that the investment in PayNearMe, Inc. and Fullbridge, Inc., while still held as of December 31, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940, as amended. Schedule 12-14 – Schedule of Investments in and Advances to Affiliates as of December 31, 2015

Schedule 12-14

Schedule of Investments in and Advances to Affiliates as of December 31, 2015

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Control Investments
AlwaysOn, Inc.
Preferred shares, Series A	$—	$629,309	$(629,309)	$—	$—	$—	$—
Preferred shares, Series A-1	—	491,252	(491,252)	—	—	—	—
Preferred warrants Series A, $1.00 Strike Price, Expiration 1/9/2017	—	—	—	—	—	—	—
StormWind, LLC(1)
Preferred shares, Series C	—	4,338,830	—	—	—	260,888	4,599,718
Preferred shares, Series B	—	4,347,608	—	—	—	285,620	4,633,228
Preferred shares, Series A	—	391,592	—	—	—	126,408	518,000
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Preferred shares, Series D	—	1,460,557	—	3,499,999	—	9	4,960,565
Preferred shares, Series C	—	1,503,832	—	—	—	229,572	1,733,404
Preferred shares, Series B	—	265,980	—	—	—	(265,980)	—
Preferred shares, Series A	—	440,000	—	—	—	(440,000)	—
Common shares	—	1,000	—	—	—	(1,000)	—
Preferred warrants Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	65,000	—	—	—	80,000	145,000
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/9/2019	—	24,375	—	—	—	7,500	31,875
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A	—	4,850,000	—	2,300,156	—	(900,156)	6,250,000
Common shares	—	10,000	—	—	—	(10,000)	—
Total Control Investments	$—	$18,819,335	$(1,120,561)	$5,800,155	$—	$(627,139)	$22,871,790
AlwaysOn, Inc.
Preferred shares, Series A	—	—	629,309	—	—	(437,316)	191,993
Preferred shares, Series A-1	—	—	491,252	320	—	(357,594)	133,978
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Preferred shares, Series A	—	1,705,006	—	293,558	—	(842,389)	1,156,175
Term Loan, 12%, 09/30/2015***	(6,440)	288,114	—	—	(292,798)	4,684	—
Term Loan, 12%, 11/18/2016***(7)	—	—	—	26,104	—	(1,104)	25,000
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	165,000	—	—	—	(110,000)	55,000
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	58,019	—	—	—	(43,954)	14,065

Schedule 12-14

Schedule of Investments in and Advances to Affiliates as of December 31, 2015 – (continued)

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	$—	$64,322	$—	$—	$—	$(51,458)	$12,864
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	12,736	—	—	—	(9,648)	3,088
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	—	—	576	—	(147)	429
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(5)	80,631	1,007,671	—	80,000	—	(7,671)	1,080,000
Convertible preferred shares, Series C	—	2,292,582	—	—	—	(333,455)	1,959,127
Convertible preferred shares, Series D	—	716,066	—	—	—	59,795	775,861
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	12,508	—	—	—	(2,366)	10,142
Cricket Media (f/k/a ePals Inc.)**(4)(6)
Common shares	—	331,126	(331,126)	—	—	—	—
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	—	—	9,996,311
Declara, Inc.
Convertible Promissory Note 6% Due 12/30/2016***	658	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series A	—	10,019,825	—	—	—	(19,826)	9,999,999
EdSurge, Inc.
Preferred shares, Series A	—	505,328	—	—	—	19,539	524,867
Preferred shares, Series A-1	—	—	—	500,960	—	(960)	500,000
Fullbridge, Inc.
Convertible Promissory Note, 10% Due 3/2/2016***	142,645	—	—	1,014,395	—	6,464	1,020,859
Preferred shares, Series D	—	3,111,714	—	—	—	—	3,111,714
Preferred shares, Series C	—	1,625,001	—	—	—	—	1,625,001
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	1,862	—	—	—	5,281	7,143
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	824	—	—	—	3,297	4,121
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	4,121	—	—	—	(1,290)	2,831
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	—	1,923	—	—	—	—	1,923
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	7,143	—	—	—	(5,281)	1,862

Schedule 12-14

Schedule of Investments in and Advances to Affiliates as of December 31, 2015 – (continued)

Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Transfer from Control Investment To Affiliate Investment	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2015 Control Investments
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	$—	$824	$—	$—	$—	$—	$824
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	—	—	—	—	824	824
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	3,995,221	—	—	(3,660,394)	(334,827)	—
Orchestra One, Inc. (f/k/a Learnist Inc.)
Common shares(7)	—	—	5,379,310	—	—	(5,374,946)	4,364
Preferred shares, Series D	—	2,319,014	(2,319,014)	—	—	—	—
Preferred shares, Series E	—	1,610,296	(1,610,296)	—	—	—	—
Preferred shares, Series F	—	1,450,000	(1,450,000)	—	—	—	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	249,691
Ozy Media, Inc.
Preferred shares, Series B	—	4,999,999	—	—	—	(309,821)	4,690,178
Preferred shares, Series A	—	4,165,091	—	—	—	(258,087)	3,907,004
Preferred shares, Series Seed	—	1,573,000	—	—	—	(41,188)	1,531,812
PayNearMe, Inc.
Preferred shares, Series E	—	9,982,064	—	3,999,998	—	(7,175)	13,974,887
The rSmart Group, Inc.
Preferred shares, Series B	—	192,586	—	1,920	(5,000)	(189,506)	—
Strategic Data Command, LLC(3)
Common shares	—	1,000,000	—	—	(12,373)	14,023	1,001,650
Totus Solutions, Inc.
Convertible Promissory Note 6%, Expiration Date, 4/1/2016***	(3,074)	78,425	—	760	(50,000)	(29,185)	—
Preferred shares, Series B	—	128,902	—	—	—	(128,902)	—
Preferred shares, Series A	—	—	—	—	—	—	—
Common Shares	—	—	—	—	—	—	—
Total Affiliate Investments	$214,420	$70,172,313	$789,435	$7,918,591	$(4,020,565)	$(8,784,189)	$66,075,585

*	All portfolio investments are non-control/non-affiliated and non-income producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.

(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(4)	On October 22, 2013, Cricket Media (f/k/a ePals Inc.) priced its initial public offering, selling 40,267,333 shares at a price of CAD $0.075 per share. At December 31, 2015, GSV Capital Corp. valued Cricket Media based on its December 31, 2015 closing price. GSV Capital Corp.’s Chief Executive Officer, Michael Moe, previously served on the board of directors for Cricket Media, which subjected GSV Capital Corp. to insider trading restrictions under Canadian securities law. Mr. Moe resigned from his position as a director of Cricket Media in May 2016.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(6)	Subsequent to the filing of its annual report on Form 10-K for the fiscal year ended December 31, 2015, GSV Capital Corp. identified that its investment in Cricket Media was inappropriately included as an affiliate as of December 31, 2015 in the accompanying Schedule of Investments in and Advances to Affiliates. Therefore, the Schedule of Investments in and Advances to Affiliates included in this annual report has been corrected to remove all Cricket Media balances related to the year ended December 31, 2015, including the total fair value of $67,296. Management does not consider these amounts to be material to its previously issued Schedule of Investments in and Advances to Affiliates.
(7)	Subsequent to the filing of GSV Capital Corp.’s annual report on Form 10-K for the fiscal year ended December 31, 2015, certain typographical formatting matters were identified where Schedule of Investments in and Advances to Affiliates activities were formatted in the incorrect columns. Such formatting matters have been corrected in this presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: March 16, 2017	By: /s/ Michael T. Moe Name: Michael T. Moe Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2017	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 16, 2017	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 16, 2017	By: /s/ Mark D. Klein Mark D. Klein Director
Date: March 16, 2017	By: /s/ Leonard A. Potter Leonard A. Potter Director
Date: March 16, 2017	By: /s/ Mark W. Flynn Mark W. Flynn Director
Date: March 16, 2017	By: /s/ Ronald M. Lott Ronald M. Lott Director
Date: March 16, 2017	By: /s/ Catherine J. Friedman Catherine J. Friedman Director
Date: March 16, 2017	By: /s/ Bradford C. Koenig Bradford C. Koenig Director