Form 10-Q
period 2017-03-31
GSV Capital Corp.
filed 2017-05-10
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)Yes ☐ No ☒

The issuer had 22,181,003 shares of common stock, $0.01 par value per share, outstanding as of May 10, 2017.

GSV CAPITAL CORP.

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $22,941,049 and $22,893,441, respectively)(1)	$20,777,821	$19,037,566
Investments in affiliated securities (cost of $49,873,338 and $51,773,388, respectively)(1)	41,971,308	42,444,690
Investments in non-controlled/non-affiliated securities (cost of $181,314,443 and $204,101,445, respectively)	207,905,578	200,532,890
Investments in treasury bill (cost of $59,996,000 and $29,998,750, respectively)	59,997,000	29,998,490
Total Investments (cost of $314,124,830 and $308,767,024, respectively)	330,651,707	292,013,636
Cash	1,358,545	8,332,634
Interest and dividends receivable	205,680	92,946
Prepaid expenses and other assets	157,667	213,942
Deferred financing costs	329,625	311,268
Total Assets	332,703,224	300,964,426
LIABILITIES
Due to:
GSV Asset Management(1)	59,864	422,025
Accounts payable and accrued expenses	241,526	335,611
Accrued incentive fees(1)	3,843,752	2,126,444
Accrued management fees(1)	424,206	524,054
Accrued interest payable	150,936	1,056,563
Payable for securities purchased	53,996,000	26,498,750
Deferred tax liability	10,359,371	10,359,371
Convertible Senior Notes payable 5.25% due September 15, 2018(2)	67,715,873	67,512,798
Total Liabilities	136,791,528	108,835,616
Commitments and contingencies (Notes 6 and 9)
Net Assets	$195,911,696	$192,128,810
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 22,181,003 and 22,181,003 issued and outstanding, respectively)	$221,810	$221,810
Paid-in capital in excess of par	221,237,636	221,237,636
Accumulated net investment loss	(6,252,208)	(1,443,996)
Accumulated net realized losses on investments	(25,463,049)	(773,882)
Accumulated net unrealized appreciation/(depreciation) of investments	6,167,507	(27,112,758)
Net Assets	$195,911,696	$192,128,810
Net Asset Value Per Share	$8.83	$8.66

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	The Convertible Senior Notes have a face value of $69,000,000. Refer to “Note 9 — Long-Term Liabilities” for a reconciliation of the carrying value to the face value.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016
INVESTMENT INCOME
Interest income from controlled securities(1)	$59,409	$4,889
Interest income from affiliated securities(1)	95,677	92,478
Interest income from non-controlled/non-affiliated securities	8,373	5,285
Dividend income from controlled securities(1)	175,000	—
Total Investment Income	338,459	102,652
OPERATING EXPENSES
Management fees(1)	1,272,618	1,958,000
Incentive fees/(Reversal of Incentive fees)(1)	1,717,308	(5,118,584)
Costs incurred under Administration Agreement(1)	531,484	599,950
Directors’ fees	82,917	86,250
Professional fees	262,190	637,128
Interest expense	1,126,773	1,183,163
Income tax expense	800	—
Other expenses	152,581	209,738
Total Operating Expenses	5,146,671	(444,355)
Net Investment Income/(Loss)	(4,808,212)	547,007
Net Realized Losses:
From affiliated securities	(1,903,414)	—
From non-controlled/non-affiliated securities	(22,785,753)	(6,075,070)
Net Realized Losses on Investments	(24,689,167)	(6,075,070)
Net Change in Unrealized Appreciation/(Depreciation) of Investments:
From controlled securities	1,692,647	(266,728)
From affiliated securities	1,426,668	(1,148,187)
From non-controlled/non-affiliated securities	30,160,950	(18,006,086)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	33,280,265	(19,421,001)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$3,782,886	$(24,949,064)
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$0.17	$(1.12)
Diluted(2)	$0.17	$(1.12)
Weighted-Average Common Shares Outstanding
Basic	22,181,003	22,181,003
Diluted(2)	22,181,003	22,181,003

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	For the three months ended March 31, 2017 and 2016, 5,751,815 and 5,710,212 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment income/(loss)	$(4,808,212)	$547,007
Net realized losses on investments	(24,689,167)	(6,075,070)
Net change in unrealized Appreciation/(Depreciation) of investments	33,280,265	(19,421,001)
Net Increase/(Decrease) in Net Assets Resulting from Operations	3,782,886	(24,949,064)
Total Increase/(Decrease) in Net Assets	3,782,886	(24,949,064)
Net assets at beginning of period	192,128,810	268,010,945
Net Assets at End of Period	$195,911,696	$243,061,881
Capital Share Activity
Shares issued	—	—
Shares outstanding at beginning of period	22,181,003	22,181,003
Shares outstanding at end of period	22,181,003	22,181,003

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$3,782,886	$(24,949,064)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses on investments	24,689,167	6,075,070
Net change in unrealized appreciation/(depreciation) of investments	(33,280,265)	19,421,001
Amortization of discount on Convertible Senior Notes	203,075	214,028
Amortization of deferred financing costs	—	23,833
Amortization of fixed income security premiums and discounts	(32,796)	(14,301)
Paid in kind Interest	(17,897)	—
Change in restricted cash	—	(22,750)
Purchases of investments in:
Portfolio investments	(280)	(6,005,951)
United States treasury bills	(59,996,000)	(29,999,883)
Proceeds from sales or maturity of investments in:
Portfolio investments	—	5,039,632
United States treasury bills	30,000,000	30,000,000
United States treasuries strips	—	1,834,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	—	219,147
Due from portfolio companies(1)	—	3,880
Prepaid expenses and other assets	56,275	66,603
Interest and dividends receivable	(112,734)	(88,351)
Due to GSV Asset Management(1)	(362,161)	(5,021,739)
Payable for securities purchased	27,497,250	526
Accounts payable and accrued expenses	(94,085)	287,574
Accrued incentive fees(1)	1,717,308	(5,118,585)
Accrued management fees(1)	(99,848)	(27,511)
Accrued interest payable	(905,627)	(905,625)
Net Cash Used in Operating Activities	(6,955,732)	(8,968,466)
Cash Flows from Financing Activities
Deferred offering costs	(18,357)	—
Net Cash Used in Financing Activities	(18,357)	—
Total Decrease in Cash Balance	(6,974,089)	(8,968,466)
Cash Balance at Beginning of Period	8,332,634	13,349,877
Cash Balance at End of Period	$1,358,545	$4,381,411
Supplemental Information:
Interest Paid	$1,811,250	$2,088,788
Taxes Paid	$800	$—

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(UNAUDITED)
March 31, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,093,135	1.06%
Common shares, Class A		5,773,690	16,189,935	36,980,484	18.88%
Total			17,198,903	39,073,619	19.94%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	19,606,755	10.01%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	7,182,318	3.67%
Common shares		760,000	8,641,153	9,880,000	5.04%
Total			13,656,926	17,062,318	8.71%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	7,334,954	3.74%
Common shares		133,213	2,999,983	7,721,025	3.94%
Total			5,999,961	15,055,979	7.68%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	14,889,935	7.60%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	7.41%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.26%
Preferred shares, Series C-1		3,378,379	10,000,002	10,405,407	5.31%
Total			10,502,083	10,905,408	5.57%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,532,304	5.38%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	1.02%
Preferred shares, Series B		922,509	4,999,999	4,999,999	2.55%
Preferred shares, Series A		1,090,909	3,000,200	3,000,000	1.53%
Preferred shares, Series Seed		500,000	500,000	500,000	0.26%
Total			10,500,199	10,499,999	5.36%
Chegg, Inc.**	Santa Clara, CA
Common shares	Online Education Services	1,182,792	14,022,863	9,982,764	5.10%
Curious.com, Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	9,780,484	4.99%
StormWind, LLC(2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,650,838	2.37%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.28%
Preferred shares, Series A		366,666	110,000	499,796	0.26%
Total			6,130,474	9,621,037	4.91%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
March 31, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Declara, Inc.(1)	Palo Alto, CA
Convertible Promissory Note 9% Due 6/30/2017***	Social Cognitive Learning	$2,120,658	$2,120,658	$2,827,020	1.44%
Preferred shares, Series A		10,716,390	9,999,999	4,608,048	2.35%
Total			12,120,657	7,435,068	3.79%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation	128,563	2,503,585	3,149,703	1.60%
Preferred shares, Series D	Services	176,266	1,792,749	4,163,403	2.13%
Total			4,296,334	7,313,106	3.73%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Global Innovation Platform	$500,000	490,768	488,488	0.25%
Unsecured Promissory Note 12% Due 5/29/2017***		$526,000	516,234	516,234	0.25%
Preferred shares, Series A-4		3,720,424	4,904,498	3,832,037	1.96%
Preferred shares, Series A-3		1,561,625	2,005,730	1,342,998	0.69%
Preferred shares, Series A-2		450,001	605,500	234,001	0.12%
Preferred shares, Series A-1		1,000,000	1,021,778	400,000	0.20%
Common shares		200,000	1,000	10,000	0.01%
Preferred Warrants Series A-3 – Strike Price $1.33 – Expiration Date 4/4/2019		187,500	—	13,125	0.01%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 10/6/2019		500,000	—	80,000	0.04%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 7/18/2021		250,000	74,380	45,000	0.02%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 11/29/2021		100,000	29,275	18,000	0.01%
Total			9,649,163	6,979,883	3.56%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,436,565	1.24%
Common shares	Manager	1,524,799	5,476,502	3,827,245	1.95%
Total			6,977,024	6,263,810	3.19%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	6,128,733	3.13%
Snap Inc. (f/k/a Snapchat, Inc.)**(10)	Venice, CA
Common shares, Class A	Social Communication	130,208	2,001,135	2,933,586	1.50%
Common shares, Class B		130,208	2,001,135	2,933,586	1.50%
Total			4,002,270	5,867,172	3.00%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,389,311	0.71%
Preferred shares, Series B		904,977	2,063,356	4,171,944	2.13%
Total			3,164,265	5,561,255	2.84%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
March 31, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	$4,000,280	$4,000,000	2.04%
Preferred shares, Series A		879,198	1,002,440	1,441,885	0.74%
Total			5,002,720	5,441,885	2.78%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,544,727	2.32%
Whittle Schools, LLC(1)(5)	New York, NY
Preferred shares, Series B	Globally-focused Private	3,000,000	3,000,000	3,000,000	1.53%
Common shares	School	229	1,577,097	1,500,000	0.77%
Total			4,577,097	4,500,000	2.30%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	4,176,901	2.13%
Common shares		100,000	10,000	—	—%
Total			7,161,412	4,176,901	2.13%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(8)	Corporate Education	$1,166,400	1,166,400	1,166,400	0.60%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.39%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	0.98%
Preferred Warrants Series D – Strike Price $4.59 – Expiration Date 2/25/2018		16,903	—	4,902	—%
Total			3,951,084	3,860,647	1.97%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,398,904	1.73%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)(11)	Santa Monica, CA
Common shares	Peer-to-Peer Pet Services	707,991	2,506,119	2,500,051	1.28%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.15%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	84,803	0.04%
Total			2,282,844	2,334,802	1.19%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	1.02%
Preferred shares, Series B		49,505	217,206	256,931	0.13%
Total			2,217,653	2,256,929	1.15%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,503,436	0.77%
Preferred shares, Series A		3,579,610	758,017	751,718	0.38%
Total			2,260,379	2,255,154	1.15%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	2,229,633	1.14%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
March 31, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	$2,000,601	$2,000,001	1.02%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.25%
Preferred shares, Series A		494,365	500,801	563,576	0.29%
Total			1,002,161	1,063,576	0.54%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	892,051	0.46%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Junior note 1.49%, Due 11/9/2021***		$2,270,458	2,270,863	877,359	0.45%
Total			8,421,369	877,359	0.45%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	505,744	0.26%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2017***	Sports Analytics	$25,000	30,203	28,008	0.01%
Preferred shares, Series A		1,864,495	1,777,576	316,964	0.16%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,839,709	344,972	0.17%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	540,270	1,001,815	324,162	0.17%
Handle Financial, Inc. (f/k/a Paynearme, Inc.)(9)	Sunnyvale, CA
Common shares	Cash Payment Network	548,034	14,000,398	76,725	0.04%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
Total Portfolio Investments			254,128,830	270,654,707	138.15%
U.S. Treasury
U.S. Treasury Bill, 0%, due 4/6/2017***		$60,000,000	59,996,000	59,997,000	30.63%
TOTAL INVESTMENTS			$314,124,830	$330,651,707	168.78%

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
March 31, 2017

**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 10.7% of its total investments are non-qualifying assets.
***	Investment is income-producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	Investment was on non-accrual status as of March 31, 2017.
(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary, GSVC AV Holdings, Inc.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary, GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary, GSVC SW Holdings, Inc.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary, GSVC SVDS Holdings, Inc.
(8)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(9)	On March 28, 2017, Paynearme, Inc. changed its name to Handle Financial, Inc. As part of the process, Handle Financial, Inc. initiated a 10:1 reverse stock split.
(10)	On March 1, 2017, Snap Inc. priced its initial public offering, selling 145,000,000 shares of Class A common stock at a price of $17.00 per share. At March 31, 2017, GSV Capital Corp. valued Snap Inc., based on its March 31, 2017 closing price. The Company’s common stock of Snap Inc. (f/k/a Snapchat, Inc.), are restricted until July 31, 2017 due to Snap Inc.’s IPO.
(11)	On March 29, 2017, A Place for Rover Inc. acquired DogVacay, Inc. and pursuant to a plan of reorganization, the Company received common shares of A Place for Rover Inc. in exchange for the Company’s previously held Preferred shares, Series B-1 of DogVacay, Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,223,594	1.16%
Common shares, Class A		5,773,690	16,189,935	39,285,371	20.45%
Total			17,198,903	41,508,965	21.61%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	18,931,691	9.85%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	7.55%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	13,856,754	7.21%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	6,697,132	3.49%
Common shares		133,213	2,999,983	7,049,632	3.67%
Total			5,999,961	13,746,764	7.16%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	5,552,484	2.89%
Common shares		760,000	8,641,153	7,638,000	3.98%
Total			13,656,926	13,190,484	6.87%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.26%
Preferred shares, Series C-1		3,378,379	10,000,002	10,408,150	5.42%
Total			10,502,083	10,908,151	5.68%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	1.04%
Preferred shares, Series B		922,509	4,999,999	4,999,999	2.60%
Preferred shares, Series A		1,090,909	3,000,200	3,000,000	1.56%
Preferred shares, Series Seed		500,000	500,000	610,000	0.32%
Total			10,500,199	10,609,999	5.52%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,532,304	5.48%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	9,984,954	5.20%
StormWind, LLC(2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,650,838	2.42%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.33%
Preferred shares, Series A		366,666	110,000	499,796	0.26%
Total			6,130,474	9,621,037	5.01%
Chegg, Inc.**	Santa Clara, CA
Common shares	Online Education Services	1,182,792	14,022,863	8,729,005	4.54%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Declara, Inc.(1)	Palo Alto, CA
Convertible Promissory Note 9% Due 6/30/2017***(12)	Social Cognitive Learning	$2,120,658	$2,120,658	$2,827,020	1.47%
Preferred shares, Series A		10,716,390	9,999,999	4,786,654	2.49%
Total			12,120,657	7,613,674	3.96%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation	128,563	2,503,585	3,249,430	1.69%
Preferred shares, Series D	Services	176,266	1,792,749	4,203,062	2.19%
Total			4,296,334	7,452,492	3.88%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused Private School	10,014,270	10,151,854	6,128,733	3.19%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,354,476	1.23%
Common shares	Manager	1,524,799	5,476,502	3,762,442	1.96%
Total			6,977,024	6,116,918	3.19%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,377,256	0.72%
Preferred shares, Series B		904,977	2,063,356	4,135,745	2.15%
Total			3,164,265	5,513,001	2.87%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	4,000,000	2.08%
Preferred shares, Series A		879,198	1,002,440	1,443,091	0.75%
Total			5,002,720	5,443,091	2.83%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Global Innovation Platform	$500,000	457,592	427,900	0.22%
Unsecured Promissory Note 12% Due 5/29/2017***		$526,000	501,802	496,725	0.26%
Preferred shares, Series A-4(14)		3,720,424	4,904,498	2,715,910	1.41%
Preferred shares, Series A-3(14)		1,561,625	2,005,730	952,591	0.50%
Preferred shares, Series A-2(14)		450,001	605,500	166,500	0.09%
Preferred shares, Series A-1(14)		1,000,000	1,021,778	270,000	0.14%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series A-3 – $1.33 Strike Price, Expiration Date 4/4/2019		187,500	—	5,625	—%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	40,000	0.02%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 7/18/2021		250,000	74,380	22,500	0.01%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 11/29/2021		100,000	29,275	9,000	—
Total			9,601,555	5,106,751	2.65%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Whittle Schools, LLC(1)(5)	New York, NY
Preferred shares, Series B	Globally-focused Private	3,000,000	$3,000,000	$3,000,000	1.56%
Common shares	School	229	1,577,097	1,500,000	0.78%
Total			4,577,097	4,500,000	2.34%
Snap Inc. (f/k/a Snapchat, Inc.)	Venice, CA
Preferred shares, Series F(17)	Social Communication	130,208	2,001,135	2,184,565	1.14%
Common shares, Class A(17)		130,208	2,001,135	2,184,565	1.14%
Total			4,002,270	4,369,130	2.28%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	4,309,778	2.24%
Common shares		100,000	10,000	—	—%
Total			7,161,412	4,309,778	2.24%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	2.08%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(8)	Corporate Education	$1,166,400	1,166,400	1,166,400	0.61%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.40%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	1.00%
Preferred warrants, Series D, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	4,395	—%
Total			3,951,084	3,860,140	2.01%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,782,409	1.97%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Peer-to-Peer Pet Services	514,562	2,506,119	2,500,771	1.30%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.17%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	69,384	0.04%
Total			2,282,844	2,319,383	1.21%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,503,436	0.78%
Preferred shares, Series A		3,579,610	758,017	751,718	0.39%
Total			2,260,379	2,255,154	1.17%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	1.04%
Preferred shares, Series B		49,505	217,206	223,763	0.12%
Total			2,217,653	2,223,761	1.16%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	2,052,555	1.07%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	$2,000,601	$2,000,001	1.04%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.26%
Preferred shares, Series A		494,365	500,801	588,294	0.31%
Total			1,002,161	1,088,294	0.57%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	881,367	0.46%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Junior note 1.49%, Due 11/9/2021		2,270,458	2,270,858	877,359	0.46%
Total			8,421,364	877,359	0.46%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2017***(15)	Sports Analytics	$25,000	26,840	26,544	0.01%
Preferred shares, Series A		1,864,495	1,777,576	484,769	0.26%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,836,346	511,313	0.27%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	505,744	0.26%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A(11)	Financial Services	540,270	1,001,815	307,954	0.16%
PayNearMe, Inc.	Sunnyvale, CA
Common shares(13)	Cash Payment Network	5,480,348	14,000,398	164,410	0.09%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	—	—%
Preferred shares, Series A		1,066,626	1,027,391	—	—%
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017		109,375	—	—	—%
Total			1,903,414	—	—%
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,614	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Cricket Media (f/k/a ePals Inc.)(10)	Herndon, VA
Common shares	Online Education	133,333	$2,448,959	$—	—%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, Due 2/26/2017***(9)(3)	Equity Crowdfunding	$50,000	50,840	—	—%
Preferred shares, Series A		165,715	261,598	—	—%
Total			312,438	—	—%
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	Milpitas, CA
Convertible Promissory Note 9%, Due 5/10/2017***(3)(16)	Solar Power	$250,000	254,444	—	—%
Preferred shares, Series D		1,613,413	2,419,751	—	—%
Preferred shares, Series C		5,300,158	11,598,648	—	—%
Total			14,272,843	—	—%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	—	—%
Total Portfolio Investments			278,768,274	262,015,146	136.38%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/5/2017***		$30,000,000	29,998,750	29,998,490	15.62%
TOTAL INVESTMENTS			$308,767,024	$292,013,636	152.00%

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility, which expired in accordance with its terms on December 31, 2016. The Company’s officers and staff may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 9.47% of its total investments are non-qualifying assets.
***	Investment is income-producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	Investment was on non-accrual status as of December 31, 2016.
(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(9)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on February 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (February 26, 2017).
(10)	On June 6, 2016, Cricket Media (f/k/a ePals Inc.) declared a 10:1 reverse split of its common shares.
(11)	On July 29, 2016, Aspiration Partners, Inc. declared a 30:1 split of its preferred shares.
(12)	On December 30, 2016, Declara, Inc. extended the maturity date of the note held for one year until June 30, 2017.
(13)	On December 21, 2016, PayNearMe, Inc. converted its Series E Preferred shares into Common Class A shares on a 1:1 basis.
(14)	On December 15, 2016, NestGSV, Inc. (d/b/a GSV Labs, Inc.) converted its Series A, B, C, and D Preferred shares into Series A-1, A-2, A-3, and A-4 preferred shares, respectively, on a 1:1 basis.
(15)	On December 31, 2016, Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) extended the maturity date of the note held for one year until November 17, 2017.
(16)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2016. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Beamreach Solar, Inc. (f/k/a Solexel, Inc.), or (b) the maturity of the note (May 10, 2017).
(17)	On October 26, 2016, the Snap Inc. board of directors approved a distribution of shares of Class A common stock as a dividend to the holders of all preferred stock and common stock outstanding on October 31, 2016. One share of Class A common stock was distributed for each share of preferred stock and common stock outstanding.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GSV Capital Corp. (the “Company” or “GSV Capital”), formed in September 2010 as a Maryland corporation, is an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment activities are managed by GSV Asset Management, LLC (“GSV Asset Management”), and GSV Capital Service Company, LLC (“GSV Capital Service Company”) provides the administrative services necessary for the Company to operate.

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s common stock is currently listed on the Nasdaq Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter of 2011.

The table below displays all the Company’s subsidiaries as of March 31, 2017, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “— Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

(“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of condensed consolidated financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2017. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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
March 31, 2017
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

Securities for which market quotations are readily available on an exchange are valued at the closing price of such security on the valuation date; unless, there are legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35 should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security. The Company may also obtain quotes with respect to certain of its investments from pricing services, brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined to be adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of GSV Asset Management, our board of directors or the valuation committee of the Company’s board of directors (the “Valuation Committee”), does not reliably represent fair value, shall each be valued as follows:

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
March 31, 2017
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

For the quarter ended March 31, 2016	100%
For the quarter ended June 30, 2016	100%
For the quarter ended September 30, 2016	100%
For the quarter ended December 31, 2016	100%
For the quarter ended March 31, 2017	100%

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. Equity investments with readily available market quotations that are subject to sales restrictions due to an initial public offering (“IPO”) by the portfolio company will be classified as Level 1. Any other equity investments with readily available market quotations that are subject to sales restrictions that would transfer to market participants who would buy the security may be valued at a discount for a lack of marketability (“DLOM”), to the most recently available closing market prices depending upon the nature of the sales restriction. These investments are generally classified as Level 2 assets. The DLOM used is generally based upon the market value of publicly traded put options with similar terms.

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
March 31, 2017
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

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture-capital-backed portfolio companies, these investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s debt investments are valued at estimated fair value as determined by the Company’s board of directors.

Warrants

The Company’s board of directors will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Levelling Policy

The portfolio companies in which the Company invests may offer their shares in IPOs. The Company’s shares in such portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 1 due to the presence of an active market, limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date. In situations where there are lock-up restrictions, as well as legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35 should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security, the Company will classify the investment as Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale. The Company transfers investments between levels based on the fair value at the beginning of the measurement period in accordance with FASB ASC 820. For investments transferred out of Level 3 due to an IPO, the Company transfers these investments based on their fair value at the IPO date.

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
March 31, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2017 and December 31, 2016, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

Cash

The Company places its cash with U.S. Bank, N.A. and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that both U.S. Bank, N.A. and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs

Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of March 31, 2017, and December 31, 2016, the Company had deferred financing costs of $329,625 and $311,268, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At March 31, 2017 and December 31, 2016, the Company had no escrow deposits.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

If it is not treated as a RIC, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. The Company was taxed a C corporation for its 2012 and 2013 taxable years. Refer to “Note 8 — Income Taxes” for further details regarding the Company’s tax status.

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

Recently Adopted Accounting Standards

On October 13, 2016, the Securities and Exchange Commission (the “SEC”) amended Regulation S-X to, among other things, standardize the reporting of certain derivative investments in the financial statements of business development companies. The amendments to Regulation S-X also update the required disclosure for other investments and investments in and advances to affiliates and amend the rules regarding the general form and content of a business development company’s financial statements. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is evaluating the amended rules to determine the impact to the Company.

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”). GSV Asset Management is controlled by Michael Moe, the Company’s Chief Executive Officer and Chair of the Company’s board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Advisory Agreement. Mr. Moe, William Tanona, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary, and Mark W. Flynn, the Company’s President, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. Mark Klein, a member of the Company’s board of directors, or entities with which he is affiliated, receives fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

Under the terms of the Advisory Agreement, GSV Asset Management is paid a base management fee of 2% of gross assets, which is the Company’s total assets reflected on the its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments, and an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Effective January 1, 2017 through December 31, 2017, however, pursuant to a voluntary waiver by GSV Asset Management, the Company will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

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

Incentive Fees

For GAAP purposes, in accordance with the AICPA’s Technical Practice Aids (“TPA”) (TIS 6910.2), the Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2017 and December 31, 2016. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three months ended March 31, 2017, the Company accrued incentive fees of $1,717,308, and for the three months ended March 31, 2016, the Company reversed previously accrued incentive fees of $5,118,584.

Management Fees

GSV Asset Management earned $1,272,618 and $1,958,000 in management fees for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there were no receivables owed to the Company by GSV Asset Management In addition, as of March 31, 2017, the Company owed GSV Asset Management $59,864 for the reimbursement of other expenses.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

As of December 31, 2016, there were no receivables owed to the Company by GSV Asset Management. In addition, as of December 31, 2016, the Company owed GSV Asset Management $422,025 primarily for the reimbursement of overhead allocation expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services and other administrative services. GSV Asset Management controls GSV Capital Service Company. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $531,484, and $599,950 in such costs incurred under the Administration Agreement for the three months ended March 31, 2017 and 2016, respectively.

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

Other Arrangements

Mark Moe, who is the brother of the Company’s Chief Executive Officer, Michael Moe, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s President, Mark Flynn. As of March 31, 2017, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $6,979,883 and $5,441,885, respectively. Another one of the Company’s portfolio companies, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), previously utilized office space paid for by GSV Asset Management without paying GSV Asset Management or the Company any consideration for rent. The Company did not consider this an arms-length transaction. In August 2016, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) moved out of the office space paid for by GSV Asset Management.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of May 9, 2017, GSV Asset Management also manages Coursera@GSV Fund, LP, and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (the “Coursera Funds”). GSV Asset Management also serves as sub-adviser for certain investment series of GSV Ventures I LLC,

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

GSV Ventures II LLC, GSV Ventures V LLC, GSV Ventures VI LLC and a pooled investment fund, GSV Ventures III LLC, each a venture capital fund (collectively, the “GSV Ventures Funds”), as well as GSV Coursera LLC, a special purpose venture capital vehicle comprised of an underlying investment in Coursera stock (collectively, with the GSV Ventures Funds, referred to as the “GSV Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds or the GSV Funds sub-advised by GSV Asset Management.

While the investment focus of each of these entities, including the Coursera Funds and the GSV Funds, may be different from the Company’s investment objective, it is likely that new investment opportunities that meet the Company’s investment objective will come to the attention of one of these entities, or new entities that will likely be formed in the future in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to the Company. However, the Company’s executive officers, directors and investment adviser, GSV Asset Management, intend to treat the Company in a fair and equitable manner consistent with their applicable duties under law so that the Company will not be disadvantaged in relation to any other particular client. In addition, while GSV Asset Management anticipates that it will from time to time identify investment opportunities that are appropriate for both the Company and the other funds that are currently, or in the future may be, managed by GSV Asset Management, to the extent it does identify such opportunities, GSV Asset Management has established an allocation policy to ensure that the Company has priority over such other funds. The Company’s board of directors will monitor on a quarterly basis any such allocation of investment opportunities between the Company and any such other funds.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At March 31, 2017, the Company had 80 positions in 39 portfolio companies. At December 31, 2016, the Company had 91 positions in 45 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$73,577,946	$84,837,662	$81,274,687	$83,074,410
Preferred Stock	153,771,912	161,817,770	174,462,577	162,238,879
Debt Investments	8,595,126	7,903,509	8,849,434	7,821,948
Warrants	158,713	245,830	158,713	150,904
Subtotal – Private Portfolio Companies	236,103,697	254,804,771	264,745,411	253,286,141
Publicly Traded Portfolio Companies
Common Stock	18,025,133	15,849,936	14,022,863	8,729,005
Total Private and Publicly Traded Portfolio Companies	254,128,830	270,654,707	278,768,274	262,015,146
Non-Portfolio Investments
U.S. Treasury Bill	59,996,000	59,997,000	29,998,750	29,998,490
Total Investments	$314,124,830	$330,651,707	$308,767,024	$292,013,636

The industrial themes and geographic compositions of the Company’s portfolio at fair value as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Industry Theme
Education Technology	36.6%	36.8%
Big Data/Cloud	34.2	34.3
Social/Mobile	17.6	17.6
Marketplaces	10.1	9.7
Sustainability	1.5	1.6
Total	100.00%	100.00%

	March 31, 2017	December 31, 2016
	(Unaudited)
Geographic Region
West	71.5%	71.5%
Northeast	15.6	15.8
International	7.2	7.2
Mid-west	5.7	5.5
Total	100.00%	100.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Big Data/Cloud	Big Data Consulting Cloud Computing Services Customer Relationship Manager Data Analysis Mobile Device Management Social Cognitive Learning Social Media Analytics
Education Technology	Business Education
Computer Software
Corporate Education
Education Media Platform
Education Software
Education Technology
E-Transcript Exchange
Globally-focused Private School
Interactive Learning
Online Education
Online Education Services
Marketplaces	Cash Payment Network Financial Services Global Innovation Platform Knowledge Networks On-Demand Commerce On-Demand Transportation Services Online Marketplace Finance Peer-to-Peer Pet Services
Social/Mobile	Digital Media Platform Light Field Imaging Platform On-Demand Music Streaming Social Communication Social Data Platform Sports Analytics
Sustainability	Clean Technology

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2017 and December 31, 2016 are as follows:

	As of March 31, 2017 (Unaudited)			Total
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$84,837,662	$84,837,662
Preferred Stock	—	—	161,817,770	161,817,770
Debt Investments	—	—	7,903,509	7,903,509
Warrants	—	—	245,830	245,830
Subtotal – Private Portfolio Companies	—	—	254,804,771	254,804,771
Publicly Traded Portfolio Companies
Common Stock	15,849,936	—	—	15,849,936
Total Private and Publicly Traded Portfolio Companies	15,849,936	—	254,804,771	270,654,707
Non-Portfolio Investments
U.S. Treasury Bill	59,997,000	—	—	59,997,000
Total Assets at Fair Value	$75,846,936	$—	$254,804,771	$330,651,707

	As of December 31, 2016			Total
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$83,074,410	$83,074,410
Preferred Stock	—	—	162,238,879	162,238,879
Debt Investments	—	—	7,821,948	7,821,948
Warrants	—	—	150,904	150,904
Subtotal – Private Portfolio Companies	—	—	253,286,141	253,286,141
Publicly Traded Portfolio Companies
Common Stock	8,729,005	—	—	8,729,005
Total Private and Publicly Traded Portfolio Companies	8,729,005	—	253,286,141	262,015,146
Non-Portfolio Investments
U.S. Treasury Bill	29,998,490	—	—	29,998,490
Total Assets at Fair Value	$38,727,495	$—	$—	$292,013,636

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2017 and December 31, 2016. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

As of March 31, 2017 (Unaudited)
Asset	Fair Value	Valuation Technique/Approach	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$84,827,662	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	1.4x – 6.5x (4.1x)
	$10,000	Discounted Cash Flow(2)	Discount rate	20.0% (20.0%)
			Long-term revenue growth	4.0% (4.0%)
		Option Pricing Method(2)	Long-term profit margin (EBIT)	25.0% (25.0%)
			Time to liquidity (Years)	3.0 (3.0)
			Equity Volatility	40.0% (40.0%)
Preferred stock in private companies	151,831,833	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	1.4x – 6.5x (3.2x)
			EBIT multiples	15.0x (15.0x)
			Discount for lack of control	15.0% (15.0%)
	5,809,036	Discounted Cash Flow(2)	Discount rate	20.0% (20.0%)
			Long-term revenue growth	4.0% (4.0%)
		Option Pricing Method(2)	Long-term profit margin (EBIT)	25.0% (25.0%)
			Time to liquidity (Years)	3.0 (3.0)
			Equity Volatility	40.0% (40.0%)
	4,176,901	PWERM	Discount rate	12.0% (12.0%)
Debt Investments	$7,903,509	Market approach	Liquidation Value	N/A
Warrants	245,830	Option pricing model	Term to expiration (Years)	0.9 – 2.8 (2.1)
			Volatility	11.5% – 48.0% (40.7%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.
(2)	As of December 31, 2016, the Company used a market approach to value certain common and preferred stock investments. As of March 31, 2017, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

As of December 31, 2016
Asset	Fair Value	Valuation Techniques	Unobservable inputs	Range (Weighted Average)
Common stock in private companies	$83,074,410	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.2x (3.3x)
			EBIT multiples	37.5x (37.5x)
Preferred stock in private companies	$157,929,101	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.3x (2.7x)
			EBIT multiples	37.5x (37.5x)
			Subscriber multiples	669.9x (669.6x)
			Discount for lack of control	15.0% (15.0%)
	$4,309,778	PWERM	Discount rate	12.0% (12.0%)
Debt Investments	$7,821,948	Market approach	Liquidation Value	N/A
Warrants	$150,904	Option pricing model	Term to expiration (Years)	1.2 – 3.0 (2.1)
			Volatility	10.4% – 49.3% (43.2%)
(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

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

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2017 as follows:

	Three months ended March 31, 2017 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Transfers out of Level 3	(2,184,565)	(2,184,565)	—	—	(4,369,130)
Purchases, capitalized fees and interest	—	—	18,177	—	18,177
Realized losses	(8,201,725)	(16,183,412)	(305,280)	—	(24,690,417)
Exercises, conversions and assignments(1)	2,506,119	(2,506,119)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	32,796	—	32,796
Net change in unrealized appreciation included in earnings	9,643,423	20,452,987	335,868	94,926	30,527,204
Fair Value as of March 31, 2017	$84,837,662	$161,817,770	$7,903,509	$245,830	$254,804,771
Net change in unrealized appreciation of Level 3 investments still held as of March 31, 2017	$1,441,698	$4,264,227	$30,588	$94,926	$5,831,439

(1)	During three months ended March 31, 2017, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Preferred shares, Series B-1	Common Shares

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2016 as follows:

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

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during the three months ended March 31, 2017 and 2016, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share for the three months ended March 31, 2017 and 2016. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net increase/(decrease) in net assets resulting from operations per share – basic:
Net increase/(decrease) in net assets resulting from operations	$3,782,886	$(24,949,064)
Weighted-average common shares – basic	22,181,003	22,181,003
Net increase/(decrease) in net assets resulting from operations per share – basic:	$0.17	$(1.12)
Net increase/(decrease) in net assets resulting from operations per share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	$3,782,886	$(24,949,064)
Adjustments for interest on Convertible Senior Notes and deferred financing costs	—	—
Net increase/(decrease) in net assets resulting from operations, as adjusted	3,782,886	(24,949,064)
Weighted-average common shares outstanding – basic	22,181,003	22,181,003
Adjustments for dilutive effect of Convertible Senior Notes(1)	—	—
Weighted-average common shares outstanding – diluted	22,181,003	22,181,003
Net increase/(decrease) in net assets resulting from operations per share – diluted	$0.17	$(1.12)

(1)	For the three months ended March 31, 2017 and 2016, 5,751,815 and 5,710,212 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2017 and December 31, 2016, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES  – (continued)

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended March 31, 2017		Three months ended March 31, 2016
	(Unaudited)		(Unaudited)
Per Share Data
Net asset value at beginning of period	$8.66		$12.08
Net investment income/(loss)	(0.22	)(1)	0.02	(1)
Realized loss	(1.11	)(1)	(0.27	)(1)
Change in unrealized appreciation/(depreciation)	1.50	(1)	(0.87	)(1)
Net asset value at end of period	$8.83		$10.96
Per share market value at end of period	$4.48		$5.60
Total return based on market value	(10.93	)%(2)	(15.28	)%(2)
Total return based on net asset value	1.96	%(2)	(9.27	)%(2)
Shares outstanding at end of period	22,181,003		22,181,003
Ratios/Supplemental Data:
Net assets at end of period	$195,911,696		$243,061,881
Average net assets	$191,439,679		$275,907,870
Annualized Ratios
Ratio of gross operating expenses to average net assets(3)	10.90%		(0.65)%
Ratio of net income tax provisions to average net assets(3)	—%		—%
Ratio of net operating expenses to average net assets(3)	10.90%		(0.65)%
Ratio of net investment loss to average net assets(3)	(10.19)%		0.80%
Portfolio Turnover Ratio	0.00%		1.49%

(1)	Based on weighted-average number of shares outstanding for the period.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the three months ended March 31, 2017 and 2016, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

As of both March 31, 2017 and December 31, 3016, the Company recorded a deferred tax liability of approximately $10.4 million, of which approximately $10.2 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $0.2 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

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
March 31, 2017
(Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2013 – 2016 and 2012 – 2016, respectively.

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2017, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — LONG-TERM LIABILITIES

Convertible Senior Notes Payable

On September 17, 2013, the Company issued $69 million aggregate principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014 (the “Convertible Senior Notes”). The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes are convertible into shares of the Company’s common stock based on a conversion rate of 83.3596 shares of the Company’s common stock per $1,000 of principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock.

The table below shows a reconciliation from the aggregate principal amount of Convertible Senior Notes to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2017	December 31, 2016
	(Unaudited)
Aggregate principal amount of Convertible Senior Notes	$69,000,000	$69,000,000
Unamortized embedded derivative discount	(224,885)	(261,099)
Direct deduction of deferred debt issuance costs	(1,059,242)	(1,226,103)
Convertible Senior Notes	$67,715,873	$67,512,798

As of March 31, 2017 and December 31, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Senior Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, junior to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

Embedded Derivative

The Convertible Senior Notes contained an interest make-whole payment provision pursuant to which holders who converted their notes prior to September 15, 2016, would receive, in addition to a number of shares of the Company’s common stock calculated at the applicable conversion rate for the principal amount of notes being converted, the cash proceeds from the sale by the escrow agent of the portion of the U.S. Treasury Strips in the escrow account that were remaining with respect to any of the first six interest payments that had not been made on the notes being converted. Under FASB ASC 815-10-15-74(a), the interest make-whole payment was considered an embedded derivative and was separated from the host

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 9 — LONG-TERM LIABILITIES  – (continued)

contract, the Convertible Senior Notes, and carried at fair value. The interest make-whole payment provision expired on September 15, 2016 rendering the embedded derivative with no value, however the original value of the embedded derivative of $700,000 continues to be amortized over the life of the Convertible Senior Notes.

Credit Facility

The Company entered into a Loan and Security Agreement, effective December 31, 2013 (the “Loan Agreement”), with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “Credit Facility”). The Credit Facility expired on December 31, 2016 in accordance with its terms. Under the Credit Facility, the Company was permitted to borrow an amount equal to the lesser of $18 million or 20% of the Company’s then-current net asset value.

The Credit Facility bore interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn under the Credit Facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) was charged under the Loan Agreement. Under the terms of the Credit Facility, the Company was required to repay all outstanding borrowings on the Credit Facility so that there is at least one 30-day period every 12 months during which the Company has no balance outstanding. The Company made certain customary representations and warranties under the Loan Agreement and was required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The Loan Agreement included usual and customary events of default for credit facilities of a similar nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The Credit Facility was secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and, as provided for in the Loan Agreement, as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. Borrowing under the Credit Facility was subject to the leverage restrictions contained in the 1940 Act. In addition, under the Loan Agreement, and as provided for therein, the Company has agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value. For the three months ended March 31, 2016, the Company had no borrowings outstanding under the Credit Facility.

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From March 31, 2017 through May 10, 2017, the Company did not purchase or sell any investments.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 11 — SUPPLEMENTAL FINANCIAL DATA

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had an unconsolidated subsidiary for the three months ended March 31, 2017, that met at least one of the significant conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiary for the three months ended March 31, 2017 and 2016.

Income Statement Data for the Three Months Ended:	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Revenue	$1,125,028	$863,646
Gross profit	1,101,751	811,938
Loss from operations	(185,648)	(604,777)
Total net income including net income attributable to non-controlling interest	—	—
Net loss attributable to controlling interest	(185,648)	(604,777)

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio;
•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” in this quarterly report on Form 10-Q and our annual report on Form 10-K, and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in this quarterly report on Form 10-Q and our annual report on Form 10-K, in the “Risk Factors” section. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income-producing, have different voting rights than common stock and are generally convertible into common stock at our discretion. Our investments generally do not produce current income and, therefore, we may be dependent on future capital raising to meet our operating needs if no other source of liquidity is available.

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2017, of all of our portfolio investments, excluding U.S. Treasury Bills, was $270,654,707.

During the three months ended March 31, 2017, we did not purchase or close on any investments. We did, however, pay $280 in capitalized fees. The table below summarizes the portfolio investments we wrote-off during the three months ended March 31, 2017:

Quarter ended March 31, 2017

Portfolio Company	Net Proceeds	Realized Gains/(Losses)(1)
AliphCom, Inc. (d/b/a Jawbone)	$—	$(793,152)
AlwaysOn, Inc.	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	(2,448,959)
EarlyShares.com, Inc.	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	(4,959,614)
Total Sales	$—	$(24,690,417)

(1)	Realized losses exclude any realized losses incurred on the maturity of our treasury investments.

The table below summarizes the portfolio investments we sold during the three months ended March 31, 2016:

Quarter ended March 31, 2016

Portfolio Company	Net Proceeds	Realized Gains/(Losses)(1)
Bloom Energy Corporation	$2,973,437	$(882,162)
Gilt Groupe Holdings, Inc.(2)	427,270	(6,167,164)
Lyft, Inc.	1,638,925	974,224
Total Sales	$5,039,632	$(6,075,102)

(1)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments.
(2)	In January 2016, Gilt Groupe Holdings, Inc. sold for $250 million to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.

Results of Operations — For the three months ended March 31, 2017 and 2016

Operating results for the three months ended March 31, 2017 and 2016 are as follows:

	March 31, 2017		March 31, 2016
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$338,459	0.02	$102,652	0.00
Interest income	163,459	0.01	97,367	0.00
Dividend income	175,000	0.01	5,285	0.00
Total Operating Expenses	5,146,671	0.23	(444,355)	(0.02)
Management fees	1,272,618	0.06	1,958,000	0.09
Incentive fees/(reversal of incentive fees)	1,717,308	0.08	(5,118,584)	(0.23)
Costs incurred under Administration Agreement	531,484	0.02	599,950	0.03
Directors’ fees	82,917	—	86,250	0.00
Professional fees	262,190	0.01	637,128	0.03
Interest expense	1,126,773	0.05	1,183,163	0.05
Income tax expense	800	—	—	0.00
Other expenses	152,581	0.01	209,738	0.01
Net investment income/(loss)	(4,808,212)	(0.22)	547,007	0.02
Net realized loss on investments	(24,689,167)	(1.11)	(6,075,070)	(0.27)
Net change in unrealized appreciation/(depreciation) of investments	33,280,265	1.50	(19,421,001)	(0.87)
Net increase/(decrease) in net assets resulting from operations	$3,782,886	$0.17	$(24,949,064)	(1.12)

(1)	The per-share figures noted are based on a weighted average of 22,181,003 shares outstanding for each of the three months ended March 31, 2017 and 2016.

Comparison of the three months ended March 31, 2017 and 2016

Investment Income

Investment income increased to $338,459 for the three months ended March 31, 2017, from $102,652 for the three months ended March 31, 2016. The increase was primarily due to increased dividend income and, to a lesser extent, increased interest income. The increase in dividend income resulted from a $175,000 dividend from our investment in SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.). The increase in interest income resulted from our acquisition of additional interest-bearing debt investments during the three months ended March 31, 2017. As of March 31, 2017, the cost of our debt investments increased to $8,595,126 from $5,688,296 as of March 31, 2016, which allowed us to earn additional interest income on our portfolio investments.

Operating Expenses

Total operating expenses increased to $5,146,671 for the three months ended March 31, 2017, from $(444,355) for the three months ended March 31, 2016. Total operating expenses increased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to fact that we had a reversal of accrued incentive fees for the three months ended March 31, 2016, whereas we accrued incentive fees during the three months ended March 31, 2017. We accrued incentive fees during the three months ended March 31, 2017 as a result of the unrealized appreciation of our portfolio investments in the aggregate during the period. The increase in total operating expenses caused by the accrual of incentive fees during the three months ended March 31, 2017, as discussed above, was partially offset by lower management fees period over period, resulting from lower average gross assets outstanding, as well as a decrease in professional fees period over period, which includes legal, valuation, audit and consulting fees.

Net Investment Income/Loss

For the three months ended March 31, 2017, we recognized net investment loss of $4,808,212, compared to net investment income of $547,007 for the three months ended March 31, 2016. The increase in net investment loss resulted primarily from the accrual of incentive fees during the three months ended March 31, 2017, as discussed above, partially offset by the increase in investment income.

Net Realized Loss on Investments

For the three months ended March 31, 2017, we recognized net realized losses of $24,689,167, compared to net realized losses of $6,075,070 for the three months ended March 31, 2016. The components of our net realized losses on portfolio investments, excluding treasury investments, are reflected above, under “—  Overview — Investments — (Portfolio Activity).”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2017, we had a net change in unrealized appreciation of $33,280,265. For the three months ended March 31, 2016, we had a net change in unrealized depreciation of $19,421,001. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the three months ended March 31, 2017 and 2016.

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)	March 31, 2017			December 31, 2016
		Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Beamreach Solar lnc. (f/k/a Solexel, Inc.)	$14,272,843	$—	$—	$—	$14,272,843	$—	$(14,272,843)
Orchestra One, Inc. (f/k/a Learnist Inc.)	4,959,614	—	—	—	4,959,614	—	(4,959,614)
Dropbox, Inc.	3,871,834	13,656,926	17,062,318	3,405,392	13,656,926	13,190,484	(466,442)
Cricket Media (f/k/a ePals Inc.)	2,448,959	—	—	—	2,448,959	—	(2,448,959)
AlwaysOn Inc.	1,903,414	—	—	—	1,903,414	—	(1,903,414)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	1,825,524	9,649,163	6,979,883	(2,669,280)	9,601,555	5,106,751	(4,494,804)
General Assembly Space, Inc.	1,309,215	5,999,961	15,055,979	9,056,018	5,999,961	13,746,764	7,746,803
Chegg, Inc.	1,253,759	14,022,863	9,982,764	(4,040,099)	14,022,863	8,729,005	(5,293,858)
JAMF Holdings, Inc.	1,033,181	9,999,928	14,889,935	4,890,007	9,999,928	13,856,754	3,856,826
Palantir Technologies, Inc.	(2,435,346)	17,198,903	39,073,619	21,874,716	17,198,903	41,508,965	24,310,062
Other(1)	2,837,268	243,597,086	227,607,209	(15,989,877)	214,702,058	195,874,913	(18,827,145)
Totals	$33,280,265	$314,124,830	$330,651,707	$16,526,877	$308,767,024	$292,013,636	$(16,753,388)

Portfolio Company	Change in Unrealized Appreciation/(Depreciation)	March 31, 2016			December 31, 2015
		Cost	Fair Value	Unrealized Appreciation/(Depreciation)	Cost	Fair Value	Unrealized Appreciation/(Depreciation)
Palantir Technologies, Inc.	$(10,236,707)	$17,198,903	$46,116,541	$28,917,638	$17,198,903	$56,353,248	$39,154,345
Gilt Groupe Holdings, Inc.	6,055,046	—	—	—	6,594,433	539,387	(6,055,046)
Stormwind, LLC	1,032,647	6,130,474	10,783,593	4,653,119	6,130,474	9,750,946	3,620,472
Twitter, Inc.	(5,275,954)	14,271,866	13,249,930	(1,021,936)	14,271,866	18,525,884	4,254,018
Dropbox, Inc.	(3,047,448)	13,656,926	19,184,740	5,527,814	13,656,926	22,232,188	8,575,262
Chegg, Inc.	(2,684,938)	14,022,863	5,275,252	(8,747,611)	14,022,863	7,960,190	(6,062,673)
Dataminr, Inc.	(2,607,255)	3,164,265	8,781,134	5,616,869	3,164,265	11,388,389	8,224,124
SugarCRM, Inc.	(1,356,844)	6,977,024	8,626,462	1,649,438	6,977,024	9,983,306	3,006,282
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(1,245,000)	7,161,412	5,005,000	(2,156,412)	7,161,412	6,250,000	(911,412)
Other(1)	(54,548)	237,512,703	240,113,240	2,600,537	237,846,837	240,501,922	2,655,085
Totals	$(19,421,001)	$320,096,436	$357,135,892	$37,039,456	$327,025,003	$383,485,460	$56,460,457

(1)	Other represents all investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the three months ended March 31, 2017 and 2016.

Net Increase/Decrease in Net Assets Resulting from Operations

For the three months ended March 31, 2017, our net increase in net assets resulting from operations was $3,782,886.

For the three months ended March 31, 2016, our net decrease in net assets resulting from operations was $24,949,064.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from any credit facility from which we may borrow. For example, prior to its expiration in accordance with its terms on December 31, 2016, we also generated liquidity and capital resources from advances from the Credit Facility and may enter into an agreement for a new credit facility in the future. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the three months ended March 31, 2017 and 2016, our operating expenses were $5,146,671, and $(444,355), respectively.

Cash reserves and liquid securities	As of March 31, 2017	As of December 31, 2016
Cash	$1,358,545	$8,332,634
Securities of publicly traded portfolio companies
Unrestricted securities(1)	9,982,764	8,729,005
Subject to other sales restrictions(2)	5,867,172	—
Total securities of publicly traded portfolio companies	15,849,936	8,729,005
Total cash reserves and liquid securities	$17,208,481	$17,061,639

(1)	“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(2)	As of March 31, 2017, this balance represents our shares of common stock of Snap Inc. (f/k/a Snapchat, Inc.), which are restricted until July 31, 2017 due to Snap Inc.’s IPO.

During the three months ended March 31, 2017, cash and cash equivalents decreased to $1,358,545 from $8,332,634 at the beginning of the period. The decrease was primarily due to an additional $2,500,000 margin deposit posted for the purchase of a Treasury Bill, as well as $1,811,250 in interest payments on the Convertible Senior Notes, $1,372,466 in management fees paid, $717,274 in allocation of overhead expenses paid to GSV Capital Service Company and $291,185 of audit fees. During the three months ended March 31, 2017, there were no significant financing activities that impacted our cash and cash equivalents.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the three months ended March 31, 2017 or 2016.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$54.0	$54.0	$—	$—	$—
Convertible Senior Notes(2)	69.0	—	69.0	—	—
Total	$123.0	$54.0	$69.0	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the United States Treasury Bill on margin. The payable for securities purchased was subsequently repaid on April 6, 2017, when the $60.0 million United States Treasury Bill matured and the $6.0 million margin deposit that was posted as collateral was returned.
(2)	The balance shown for the Convertible Senior Notes reflects the principal balance payable to investors. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of March 31, 2017, for more information.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2017. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our condensed consolidated financial statements as of March 31, 2017 for more information. The GSVC Holdings included in our condensed consolidated financial statements are taxable subsidiaries, regardless of whether we are a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Borrowings

Convertible Senior Notes payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of March 31, 2017, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 83.3596 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” and “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of March 31, 2017 for more information regarding the Convertible Senior Notes.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2017 for further detail regarding our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

Recent Developments

Portfolio Activity

From March 31, 2017 through May 10, 2017, we did not purchase or sell any investments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our equity investments are primarily in growth companies that in many cases have short operating histories and are generally illiquid. In addition to the risk that these companies may fail to achieve their objectives, the price we may receive for these companies in private transactions may be significantly impacted by periods of disruption and instability in the capital markets, such as the recent market volatility in China, geopolitical unrest in the Middle East and as a result of the referendum vote relating to the United Kingdom’s exit from the European Union While these periods of disruption generally have little actual impact on the operating results of our equity investments, these events may significantly impact the prices that market participants will pay for our equity investments in private transactions. This may have a significant impact on the valuation of our equity investments.

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

As of March 31, 2017, all of our debt investments bore a fixed rate of interest. The Convertible Senior Notes bear a fixed rate of interest.

Item 4. Controls and Procedures

As of March 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the three months ended March 31, 2017, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2016:

Our inability to successfully appoint a new independent member to our board of directors may result in our failure to regain compliance with Nasdaq Listing Rules and our common stock may be delisted from the Nasdaq Capital Market, which may reduce the price of our common stock and levels of liquidity available to our stockholders.

On March 15, 2017, each of Catherine J. Friedman and Bradford C. Koenig resigned as a member of our board of directors, effective as of March 17, 2017. Both Ms. Friedman and Mr. Koenig were independent directors of the board of directors and, as a result of their resignations, our board of directors no longer comprises a majority of independent directors (as defined by Nasdaq Listing Rule 5605(a)(2)), as required by Nasdaq Listing Rule 5605(b)(1).

On March 22, 2017, in accordance with the Nasdaq Listing Rules and in connection with the resignations of Ms. Friedman and Mr. Koenig, we notified Nasdaq of our noncompliance with Nasdaq Listing Rule 5605(b)(1) and our desire to use the cure period provided by Nasdaq Listing Rule 5605(b)(1)(A). Later on March 22, 2017, we received a notice from Nasdaq acknowledging our noncompliance and confirming that Nasdaq will provide us with the requisite cure period.

In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we have until the earlier of our next annual stockholders’ meeting or March 17, 2018, or if our next annual stockholders’ meeting is held before September 13, 2017, then we have until September 13, 2017 to regain compliance with Nasdaq Listing Rule 5605(b)(1).

To remedy the noncompliance with Nasdaq Listing Rule 5605(b)(1) prior to the expiration of the applicable cure period described above, our board of directors has appointed two new directors: Marc Mazur and David S. Pottruck. Mr. Mazur was appointed to serve as a member of the board of directors, effective March 17, 2017, in order to fill the vacancy created by Ms. Friedman’s resignation. Mr. Mazur is an “independent director,” as defined by Nasdaq Listing Rule 5605(a)(2). David S. Pottruck was appointed to serve as a member of the board of directors, effective May 31, 2017, in order to fill the vacancy created by Mr. Koenig’s resignation. Upon the effective date of his appointment to the board of directors, Mr. Pottruck is expected to be an “independent director,” as defined by Nasdaq Listing Rule 5605(a)(2). As a result of the appointments of Messrs. Mazur and Pottruck to the board of directors, we expect to be back in compliance with Nasdaq Listing Rule 5605(b)(1) effective May 31, 2017.

If we fail to regain compliance with Nasdaq Listing Rules, our common stock may be delisted from the Nasdaq Capital Market. Therefore, there can be no assurance that the Nasdaq Listing Council will determine to continue the listing of our common stock on the Nasdaq Capital Market. If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected. Delisting from the Nasdaq Capital Market could also result in other negative implications including the potential loss or reduction of confidence by customers, creditors, suppliers and employees, the potential loss or reduction of investor interest, and fewer business development opportunities, any of which could materially adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
11.1	Statement re Computation of per Share Earnings (Included in “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” to our Condensed Consolidated Financial Statements contained in this report)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
*	Filed herewith.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of March 31, 2017 (unaudited)

Control Investments Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees and Interest	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at March 31, 2017
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,650,838	$—	$—	$—	$4,650,838
Preferred shares, Series B	—	4,470,403	—	—	—	4,470,403
Preferred shares, Series A	—	499,796	—	—	—	499,796
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 07/31/2017***	29,197	427,900	33,176	—	27,412	488,488
Unsecured Promissory Note 12% Due 05/29/2017***	30,212	496,725	14,432	—	5,077	516,234
Preferred stock Series A-4	—	2,715,910	—	—	1,116,127	3,832,037
Preferred stock Series A-3	—	952,591	—	—	390,407	1,342,998
Preferred stock Series A-2	—	166,500	—	—	67,501	234,001
Preferred stock Series A-1	—	270,000	—	—	130,000	400,000
Common shares	—	—	—	—	10,000	10,000
Preferred Warrant Series A-3 – Strike Price $1.33, Expiration Date 4/4/2019	—	5,625	—	—	7,500	13,125
Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 10/6/2019	—	40,000	—	—	40,000	80,000
Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 7/18/2021	—	22,500	—	—	22,500	45,000
Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 11/29/2021	—	9,000	—	—	9,000	18,000
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A	175,000	4,309,778	—	—	(132,877)	4,176,901
Common shares	—	—	—	—	—	—
Total Control Investments	$234,409	$19,037,566	$47,608	$—	$1,692,647	$20,777,821

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of March 31, 2017 (unaudited) – (continued)

Affiliate Investments Portfolio Company/Type of Investment*	Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees and Interest	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at March 31, 2017
Whittle Schools, LLC(2)
Preferred shares, Series B	$—	$3,000,000	$—	$—	$—	$3,000,000
Common shares	—	1,500,000	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 11/17/2017***	949	26,544	3,364	—	(1,900)	28,008
Preferred shares, Series A	—	484,769	—	—	(167,805)	316,964
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	—	—	—	—	—
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	—	—	—	—	—
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	—	—	—	—	—
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	—	—	—	—	—	—
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	—	—	—	—	—
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(3)	23,008	1,166,400	—	—	—	1,166,400
Convertible preferred shares, Series D	—	775,861	—	—	—	775,861
Convertible preferred shares, Series C	—	1,913,484	—	—	—	1,913,484
Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/25/2018	—	4,395	—	—	507	4,902
Curious.com Inc.
Preferred shares, Series B	—	9,984,954	—	—	(204,470)	9,780,484
Declara, Inc.
Convertible Promissory Note 9% Due 6/30/2017***	47,062	2,827,020	—	—	—	2,827,020
Preferred shares, Series A	—	4,786,654	—	—	(178,606)	4,608,048
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	—	—	500,000
Preferred shares, Series A	—	588,294	—	—	(24,718)	563,576
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	—	—	—	—	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	1,999,998
Preferred shares, Series B	—	223,763	—	—	33,168	256,931
Ozy Media, Inc.
Convertible Promissory Note 5%, Due 02/28/2018***	24,658	2,000,000	—	—	—	2,000,000
Preferred shares, Series B	—	4,999,999	—	—	—	4,999,999
Preferred shares, Series A	—	3,000,000	—	—	—	3,000,000
Preferred shares, Series Seed	—	610,000	—	—	(110,000)	500,000
Strategic Data Command, LLC(4)
Common shares	—	2,052,555	—	—	177,078	2,229,633
Total Affiliate Investments	$95,677	$42,444,690	$3,364	—	$(476,746)	$41,971,308

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of March 31, 2017 (unaudited) – (continued)

**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income-producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary, GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary, GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(4)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary, GSVC SVDS Holdings, Inc.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016

Control Investments Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,599,718	$—	$—	$—	$—	$51,120	$4,650,838
Preferred shares, Series B	—	4,633,228	—	—	—	—	(162,825)	4,470,403
Preferred shares, Series A	—	518,000	—	—	—	—	(18,204)	499,796
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 07/31/2017***	16,889	—	—	425,620	31,972	—	(29,692)	427,900
Convertible Promissory Note 8% Due 06/30/16***	48,248	—	—	(500,000)	500,000	—	—	—
Promissory Note 10% Due 11/23/2016	26,000	—	—	—	500,000	(500,000)	—	—
Unsecured Promissory Note 12% Due 05/29/2017	10,862	—	—	—	501,802	—	(5,077)	496,725
Preferred shares, Series D	—	4,960,565	—	(4,904,498)	—	—	(56,067)	—
Preferred shares, Series C	—	1,733,404	—	(2,005,730)	—	—	272,326	—
Preferred shares, Series B	—	—	—	(605,500)	—	—	605,500	—
Preferred shares, Series A	—	—	—	(1,021,778)	—	—	1,021,778	—
Preferred stock Series A-4	—	—	—	4,904,498	—	—	(2,188,588)	2,715,910
Preferred stock Series A-3	—	—	—	2,005,730	—	—	(1,053,139)	952,591
Preferred stock Series A-2	—	—	—	605,500	—	—	(439,000)	166,500
Preferred stock Series A-1	—	—	—	1,021,778	—	—	(751,778)	270,000
Common shares	—	—	—	—	—	—	—	—
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 10/6/2019	—	—	—	—	—	—	40,000	40,000
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 7/18/2021	—	—	—	74,380	—	—	(51,880)	22,500
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 11/29/2021	—	—	—	—	29,275	—	(20,275)	9,000
Preferred Warrant Series A-3 – Strike Price $1.33333, Expiration Date 4/4/2019	—	—	—	—	—	—	5,625	5,625
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	145,000	—	—	—	—	(145,000)	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019	—	31,875	—	—	—	—	(31,875)	—
Preferred warrants Series D – Strike Price $1.33, Expiration Date 7/18/2021	—	—	—	—	—	—	—	—
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A	—	6,250,000	—	—	—	—	(1,940,222)	4,309,778
Common shares	—	—	—	—	—	—	—	—
Total Control Investments	$101,999	$22,871,790	$—	$—	$1,563,049	$(500,000)	$(4,897,273)	$19,037,566

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016 – (continued)

Affiliate Investments Portfolio Company/Type of Investment*	Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Affiliate Investment To Non-Control /Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$133,978	$—	$—	$—	$—	$(133,978)	$—
Preferred shares, Series A	—	191,993	—	—	—	—	(191,993)	—
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	—	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 11/17/2017***	3,304	25,000	—	—	736	—	808	26,544
Preferred shares, Series A	—	1,156,175	—	—	—	—	(671,406)	484,769
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	429	—	—	—	—	(429)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	14,065	—	—	—	—	(14,065)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	3,088	—	—	—	—	(3,088)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	—	12,864	—	—	—	—	(12,864)	—
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	55,000	—	—	—	—	(55,000)	—
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(3)	87,318	1,080,000	—	—	86,400	—	—	1,166,400
Convertible preferred shares, Series D	—	775,861	—	—	—	—	—	775,861
Convertible preferred shares, Series C	—	1,959,127	—	—	—	—	(45,643)	1,913,484
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	10,142	—	—	—	—	(5,747)	4,395
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	2,000,003	—	(2,011,360)	9,984,954
Declara, Inc.
Convertible Promissory Note 9% Due 6/30/2017***	120,523	2,000,000	—	—	120,658	—	706,362	2,827,020
Preferred shares, Series A	—	9,999,999	—	—	—	—	(5,213,345)	4,786,654
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	—	400	—	(400)	500,000
Preferred shares, Series A	—	524,867	—	—	—	—	63,427	588,294
Fullbridge, Inc.(6)
Convertible Promissory Note, 10% Due 3/2/2016	(85,829)	1,020,859	(354,075)	—	400	—	(667,184)	—
Convertible Promissory Note, 10% Due 3/14/2017	—	—	(935,849)	—	1,000,000	—	(64,151)	—
Preferred shares, Series D	—	3,111,714	—	—	1,040	—	(3,112,754)	—
Preferred shares, Series C	—	1,625,001	—	—	—	—	(1,625,001)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	2,831	—	—	—	—	(2,831)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	1,862	—	—	—	—	(1,862)	—

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016 – (continued)

Affiliate Investments Portfolio Company/Type of Investment*	Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Affiliate Investment To Non-Control /Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	$—	$1,923	$—	$—	$—	$—	$(1,923)	$—
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	4,121	—	—	—	—	(4,121)	—
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	824	—	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	7,143	—	—	—	—	(7,143)	—
Global Education
Learning (Holdings) Ltd.**
Preferred shares, Series A	—	—	—	—	120	—	(120)	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	(25,928)	223,763
Orchestra One, Inc. (f/k/a Learnist Inc.)(4)
Common shares	—	4,364	(4,364)	—	—	—	—	—
Ozy Media, Inc.
Convertible Promissory Note 5%, Due 02/28/2018***	33,700	—	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series B	—	4,690,178	—	—	—	—	309,821	4,999,999
Preferred shares, Series A	—	3,907,004	—	—	—	—	(907,004)	3,000,000
Preferred shares, Series Seed	—	1,531,812	—	—	—	—	(921,812)	610,000
PayNearMe, Inc.(6)
Preferred shares, Series E	—	13,974,887	(13,974,887)	—	—	—	—	—
Strategic Data Command, LLC(5)
Common shares	—	1,001,650	—	—	—	—	1,050,905	2,052,555
Total Affiliate Investments	$159,016	$66,075,585	$(15,269,175)	$—	$5,209,757	—	$(13,571,477)	$42,444,690

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income-producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016 – (continued)

(4)	GSV Capital Corp.’s ownership percentage in Orchestra One, Inc. (f/k/a Learnist Inc.) decreased to below 5% and, as such, Orchestra One, Inc. is no longer classified as an “affiliate investment” as of September 30, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of September 30, 2016 to indicate that the investment in Orchestra One, Inc., while still held as of September 30, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940, as amended.
(5)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(6)	GSV Capital Corp.’s ownership percentage in PayNearMe, Inc. and Fullbridge, Inc. decreased to below 5% and, as such, PayNearMe, Inc. and Fullbridge, Inc. are no longer classified as “affiliate investments” as of December 31, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of December 31, 2016 to indicate that the investment in PayNearMe, Inc. and Fullbridge, Inc., while still held as of December 31, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSV CAPITAL CORP.
Date: May 10, 2017	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: May 10, 2017	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)