Form 10-Q
period 2017-06-30
GSV Capital Corp.
filed 2017-08-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

The issuer had 22,181,003 shares of common stock, $0.01 par value per share, outstanding as of August 9, 2017.

GSV CAPITAL CORP.

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments at fair value:
Investments in controlled securities (cost of $22,982,044 and $22,893,441, respectively)(1)	$19,855,423	$19,037,566
Investments in affiliated securities (cost of $49,197,923 and $51,773,388, respectively)(1)	39,608,382	42,444,690
Investments in non-controlled/non-affiliated securities (cost of $181,314,446 and $204,101,445, respectively)	223,304,013	200,532,890
Investments in treasury bill (cost of $99,988,000 and $29,998,750, respectively)	99,994,000	29,998,490
Total Investments (cost of $353,482,413 and $308,767,024, respectively)	382,761,818	292,013,636
Cash	2,602,570	8,332,634
Interest and dividends receivable	337,100	92,946
Prepaid expenses and other assets	72,556	213,942
Deferred financing costs	446,018	311,268
Total Assets	386,220,062	300,964,426
LIABILITIES
Due to:
GSV Asset Management(1)	347,807	422,025
Accounts payable and accrued expenses	243,058	335,611
Accrued incentive fees(1)	6,274,577	2,126,444
Accrued management fees(1)	396,428	524,054
Accrued interest payable	1,061,729	1,056,563
Payable for securities purchased	89,483,890	26,498,750
Deferred tax liability	10,359,371	10,359,371
Credit facility payable	8,000,000	—
Convertible Senior Notes Payable 5.25% due September 15, 2018(2)	67,943,431	67,512,798
Total Liabilities	184,110,291	108,835,616
Commitments and contingencies (Notes 6 and 9)
Net Assets	$202,109,771	$192,128,810
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 22,181,003 and 22,181,003 issued and outstanding, respectively)	$221,810	$221,810
Paid-in capital in excess of par	221,237,636	221,237,636
Accumulated net investment loss	(12,135,169)	(1,443,996)
Accumulated net realized losses on investments	(26,134,541)	(773,882)
Accumulated net unrealized appreciation/(depreciation) of investments	18,920,035	(27,112,758)
Net Assets	$202,109,771	$192,128,810
Net Asset Value Per Share	$9.11	$8.66

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	The Convertible Senior Notes have a face value of $69,000,000. Refer to “Note 9 — Long-Term Liabilities” for a reconciliation of the carrying value to the face value.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income from controlled securities(1)	$67,368	$15,528	$126,777	$20,417
Interest income/(reversal of interest accrual) from affiliated securities(1)(3)	96,695	(73,894)	192,372	18,584
Interest income from non-controlled/non-affiliated securities	8,434	4,247	16,807	9,532
Dividend income from controlled securities(1)	125,000	—	300,000	—
Other income from non-controlled/non-affiliated securities	73,096	—	73,096	—
Total Investment Income	370,593	(54,119)	709,052	48,533
OPERATING EXPENSES
Management fees(1)	1,359,180	1,740,223	2,813,600	3,698,223
Incentive fees/(reversal of incentive fee accrual)(1)	2,430,825	(2,907,224)	4,148,133	(8,025,808)
Costs incurred under administration agreement(1)	449,110	698,692	980,594	1,298,642
Directors’ fees	73,063	86,250	155,980	172,500
Professional fees	702,808	388,375	964,998	1,025,503
Interest expense	1,155,060	1,184,326	2,281,833	2,367,489
Tax expense	45,690	—	46,490	—
Other expenses	207,716	207,280	360,297	417,018
Total Operating Expenses	6,423,452	1,397,922	11,751,925	953,567
Management fee waiver	(169,898)	—	(351,700)	—
Total operating expenses, net of waiver of management fees	6,253,554	1,397,922	11,400,225	953,567
Net Investment Loss	(5,882,961)	(1,452,041)	(10,691,173)	(905,034)
Net Realized Gains/(Losses):
From affiliated securities	(675,495)	—	(2,578,909)	—
From non-controlled/non-affiliated securities	4,003	1,104,361	(22,781,750)	(4,970,709)
Net Realized Gains/(Losses) on investments	(671,492)	1,104,361	(25,360,659)	(4,970,709)

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Change in Unrealized Appreciation/(Depreciation) on investments:
From controlled securities	(963,393)	60,073	729,254	(206,655)
From affiliated securities	(1,687,511)	(5,219,631)	(260,843)	(6,367,818)
From non-controlled/non-affiliated securities	15,403,432	(10,774,328)	45,564,382	(28,780,414)
Total Change in Unrealized Appreciation/(Depreciation) on investments	12,752,528	(15,933,886)	46,032,793	(35,354,887)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$6,198,075	$(16,281,566)	$9,980,961	$(41,230,630)
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$0.28	$(0.74)	$0.45	$(1.86)
Diluted(2)	$0.26	$(0.74)	$0.44	$(1.86)
Weighted-Average Common Shares Outstanding
Basic	22,181,003	22,181,003	22,181,003	22,181,003
Diluted(2)	27,932,818	22,181,003	27,932,818	22,181,003

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	For the three and six months ended June 30, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.
(3)	Interest income for each of the three and six months ended June 30, 2016 reflects the reversal of previously accrued interest from loans to Fullbridge, Inc.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Net Increase/(Decrease) in Net Assets Resulting from Operations
Net investment loss	$(10,691,173)	$(905,034)
Net realized losses on investments	(25,360,659)	(4,970,709)
Net change in unrealized appreciation/(depreciation) of investments	46,032,793	(35,354,887)
Net Increase/(Decrease) in Net Assets Resulting from Operations	9,980,961	(41,230,630)
Total Increase/(Decrease) in Net Assets	9,980,961	(41,230,630)
Net assets at beginning of period	192,128,810	268,010,945
Net Assets at End of Period	$202,109,771	$226,780,315
Capital Share Activity
Shares issued	—	—
Shares outstanding at beginning of period	22,181,003	22,181,003
Shares Outstanding at end of period	22,181,003	22,181,003

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$9,980,961	$(41,230,630)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses on investments	25,360,659	4,970,709
Net change in unrealized (appreciation)/depreciation of investments	(46,032,793)	35,354,887
Amortization of discount on Convertible Senior Notes	430,633	428,535
Amortization of deferred financing costs	6,824	53,669
Amortization of fixed income security premiums and discounts	(73,873)	(8,099)
Paid-in-kind-interest	52,483	—
Change in restricted cash	—	(22,750)
Purchases of investments in:
Portfolio investments	(280)	(10,514,101)
United States treasury bills	(160,054,378)	(59,999,523)
Proceeds from sales or maturity of investments in:
Portfolio investments	—	6,972,598
United States treasury bills	90,000,000	60,000,000
United States treasuries strips	—	1,834,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	—	219,147
Due from portfolio companies(1)	—	3,879
Prepaid expenses and other assets	141,386	64,106
Interest and dividends receivable	(244,154)	(40,265)
Due to GSV Asset Management(1)	(74,218)	(4,514,739)
Payable for securities purchased	62,985,140	243
Accounts payable and accrued expenses	(92,553)	161,510
Accrued incentive fees(1)	4,148,133	(8,025,808)
Accrued management fees(1)	(127,626)	(99,951)
Accrued interest payable	5,166	—
Net Cash Used in Operating Activities	(13,588,490)	(14,392,583)
Cash Flows from Financing Activities
Borrowings under credit facility	8,000,000	3,500,000
Deferred credit facility costs	(100,313)	—
Deferred offering costs	(41,261)	—
Net Cash Provided by Financing Activities	7,858,426	3,500,000
Total Decrease in Cash Balance	(5,730,064)	(10,892,583)
Cash Balance at Beginning of Period	8,332,634	13,349,877
Cash Balance at End of Period	$2,602,570	$2,457,294
Supplemental Information:
Interest Paid	$1,832,654	$1,811,250
Taxes Paid	$46,490	$—

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(UNAUDITED)
June 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$1,980,798	0.98%
Common shares, Class A		5,773,690	16,189,935	34,995,779	17.32%
Total			17,198,903	36,976,577	18.30%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	27,033,199	13.38%
JAMF Holdings, Inc.(14)	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	1,468,800	9,999,928	20,575,952	10.18%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	18,364,441	9.09%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	6,287,859	3.11%
Common shares		760,000	8,641,153	8,649,582	4.28%
Total			13,656,926	14,937,441	7.39%
Chegg, Inc.**	Santa Clara, CA
Common shares(13)	Online Education Services	1,182,792	14,022,863	14,536,514	7.19%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,979	6,314,946	3.12%
Common shares		133,213	2,999,983	6,647,329	3.29%
Total			5,999,962	12,962,275	6.41%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,532,304	5.21%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.25%
Preferred shares, Series C-1		3,378,379	10,000,002	10,000,002	4.95%
Total			10,502,083	10,500,003	5.20%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	0.99%
Preferred shares, Series B		922,509	4,999,999	4,999,999	2.47%
Preferred shares, Series A		1,090,909	3,000,200	3,000,000	1.48%
Preferred shares, Series Seed		500,000	500,000	500,000	0.25%
Total			10,500,199	10,499,999	5.19%
StormWind, LLC(2)(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,650,838	2.30%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.21%
Preferred shares, Series A		366,666	110,000	499,796	0.25%
Total			6,130,474	9,621,037	4.76%
Curious.com, Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	8,933,329	4.42%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
June 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Global Innovation Platform	$514,889	$510,420	$508,141	0.25%
Unsecured Promissory Note 12% Due 11/29/2017***(11)		$526,000	467,198	467,200	0.23%
Preferred shares, Series A-4		3,720,424	4,904,498	4,873,755	2.41%
Preferred shares, Series A-3		1,561,625	2,005,730	1,702,171	0.84%
Preferred shares, Series A-2		450,001	605,500	297,000	0.15%
Preferred shares, Series A-1		1,000,000	1,021,778	490,000	0.24%
Common shares		200,000	1,000	—	—%
Preferred Warrants Series A-3 – Strike Price $1.33 – Expiration Date 4/4/2019		187,500	—	13,125	0.01%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 10/6/2019		500,000	—	150,000	0.07%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 7/18/2021		250,000	74,380	87,500	0.04%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 11/29/2021		100,000	29,275	35,000	0.02%
Preferred Warrant Series B – Strike Price $2.31, Expiration Date 6/30/2022(11)		125,000	70,379	81,250	0.04%
Total			9,690,158	8,705,142	4.30%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation	128,563	2,503,585	3,599,764	1.78%
Preferred shares, Series D	Services	176,266	1,792,749	4,829,688	2.39%
Total			4,296,334	8,429,452	4.17%
Declara, Inc.(1)	Palo Alto, CA
Convertible Promissory Note 9% Due 12/31/2017***(12)	Social Cognitive Learning	$2,120,658	2,120,658	2,827,020	1.40%
Preferred shares, Series A		10,716,390	9,999,999	4,393,720	2.17%
Total			12,120,657	7,220,740	3.57%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,537,800	1.26%
Common shares	Manager	1,524,799	5,476,502	4,240,940	2.10%
Total			6,977,024	6,778,740	3.36%
Avenues Global Holdings, LLC(3)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused	10,014,270	10,151,854	5,873,369	2.91%
	Private School
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	4,000,000	1.98%
Preferred shares, Series A		879,198	1,002,440	1,297,975	0.64%
Total			5,002,720	5,297,975	2.62%
Snap Inc. (f/k/a Snapchat, Inc.)**	Venice, CA
Common shares, Class A(9)	Social Communication	130,208	2,001,135	2,313,796	1.14%
Common shares, Class B(9)		130,208	2,001,135	2,313,796	1.14%
Total			4,002,270	4,627,592	2.28%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,544,727	2.25%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
June 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Whittle Schools, LLC(1)(4)	New York, NY
Preferred shares, Series B	Globally-focused	3,000,000	$3,000,000	$3,000,000	1.48%
Common shares	Private School	229	1,577,097	1,500,000	0.74%
Total			4,577,097	4,500,000	2.22%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,099,997	0.54%
Preferred shares, Series B		904,977	2,063,356	2,841,628	1.41%
Total			3,164,265	3,941,625	1.95%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,737,291	1.85%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(7)	Corporate Education	$1,166,400	1,166,400	1,166,400	0.58%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.38%
Convertible preferred shares, Series C		615,763	2,006,077	1,169,950	0.58%
Preferred Warrants Series D – Strike Price $4.59 – Expiration Date 2/25/2018		16,903	—	4,395	—%
Total			3,951,084	3,116,606	1.54%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)(10)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	707,991	2,506,119	2,500,047	1.24%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	540,270	1,001,815	2,352,615	1.16%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.11%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	69,384	0.03%
Total			2,282,844	2,319,383	1.14%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,503,436	0.74%
Preferred shares, Series A		3,579,610	758,017	751,718	0.37%
Total			2,260,379	2,255,154	1.11%
Strategic Data Command, LLC(1)(6)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	2,160,000	1.07%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,955,341	0.97%
Preferred shares, Series B		49,505	217,206	195,050	0.10%
Total			2,217,653	2,150,391	1.07%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	0.99%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A***	Clean Technology	14,300,000	7,151,412	1,529,244	0.76%
Common shares		100,000	10,000	—	—%
Total			7,161,412	1,529,244	0.76%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
June 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	$501,360	$500,000	0.25%
Preferred shares, Series A		494,365	500,801	499,309	0.25%
Total			1,002,161	999,309	0.50%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Junior note 1.49%, Due 11/9/2021***		$2,270,458	2,270,863	877,359	0.43%
Total			8,421,369	877,359	0.43%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	844,230	0.42%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,406	505,747	0.25%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2017***	Sports Analytics	$28,008	30,283	28,008	0.01%
Preferred shares, Series A		1,864,495	1,777,576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,839,789	28,008	0.01%
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)(8)	Sunnyvale, CA
Common shares	Cash Payment Network	548,034	14,000,398	—	—%
Total Portfolio Investments			253,494,413	282,767,818	139.89%
U.S. Treasury
U.S. Treasury Bill, 0%, due 7/6/2017***		$100,000,000	99,988,000	99,994,000	49.48%
TOTAL INVESTMENTS			$353,482,413	$382,761,818	189.37%

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management, LLC’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 12.07% of its total investments are non-qualifying assets.
***	Investment is income-producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
June 30, 2017

amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary, GSVC AV Holdings, Inc.
(4)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary, GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(5)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary, GSVC SW Holdings, Inc.
(6)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary, GSVC SVDS Holdings, Inc.
(7)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(8)	On March 28, 2017, PayNearMe, Inc. changed its name to Handle Financial, Inc. As part of the company’s restructuring process, Handle Financial, Inc. initiated a 10:1 reverse stock split.
(9)	On March 1, 2017, Snap Inc. priced its IPO, selling 145,000,000 shares of Class A common stock at a price of $17.00 per share. At June 30, 2017, GSV Capital Corp. valued Snap Inc., based on its June 30, 2017 closing price on the New York Stock Exchange of $17.77. The Company’s shares of common stock of Snap Inc. (f/k/a Snapchat, Inc.), are restricted until July 31, 2017.
(10)	On March 29, 2017, A Place for Rover Inc. acquired DogVacay, Inc. and, pursuant to a plan of reorganization, the Company received common shares of A Place for Rover Inc. in exchange for the Company’s previously held Series B-1 preferred shares of DogVacay, Inc.
(11)	On May 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to November 29, 2017 in exchange for 125,000 Series B warrants. For accounting purposes, the extension of the maturity date was treated as an extinguishment of the existing note and creation of a new note. Refer to “Note 3 — Investments at Fair Value.”
(12)	On July 1, 2017, the maturity date of the convertible promissory note to Declara, Inc. was extended to December 31, 2017.
(13)	On November 12, 2013, Chegg Inc. priced its IPO. The lock-up agreement for the Company’s Chegg Inc. common shares expired on May 11, 2014.
(14)	In April 2017, JAMF Holdings Inc., initiated a 20:1 stock split.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,223,594	1.16%
Common shares, Class A		5,773,690	16,189,935	39,285,371	20.45%
Total			17,198,903	41,508,965	21.61%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	18,931,691	9.85%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	7.55%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	13,856,754	7.21%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	6,697,132	3.49%
Common shares		133,213	2,999,983	7,049,632	3.67%
Total			5,999,961	13,746,764	7.16%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	5,552,484	2.89%
Common shares		760,000	8,641,153	7,638,000	3.98%
Total			13,656,926	13,190,484	6.87%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.26%
Preferred shares, Series C-1		3,378,379	10,000,002	10,408,150	5.42%
Total			10,502,083	10,908,151	5.68%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	1.04%
Preferred shares, Series B		922,509	4,999,999	4,999,999	2.60%
Preferred shares, Series A		1,090,909	3,000,200	3,000,000	1.56%
Preferred shares, Series Seed		500,000	500,000	610,000	0.32%
Total			10,500,199	10,609,999	5.52%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,532,304	5.48%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	9,984,954	5.20%
StormWind, LLC(2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,650,838	2.42%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.33%
Preferred shares, Series A		366,666	110,000	499,796	0.26%
Total			6,130,474	9,621,037	5.01%
Chegg, Inc.**	Santa Clara, CA
Common shares	Online Education Services	1,182,792	14,022,863	8,729,005	4.54%
Declara, Inc.(1)	Palo Alto, CA
Convertible Promissory Note 9% Due 6/30/2017***(12)	Social Cognitive Learning	$2,120,658	2,120,658	2,827,020	1.47%
Preferred shares, Series A		10,716,390	9,999,999	4,786,654	2.49%
Total			12,120,657	7,613,674	3.96%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation	128,563	$2,503,585	$3,249,430	1.69%
Preferred shares, Series D	Services	176,266	1,792,749	4,203,062	2.19%
Total			4,296,334	7,452,492	3.88%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-focused	10,014,270	10,151,854	6,128,733	3.19%
	Private School
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship	373,134	1,500,522	2,354,476	1.23%
Common shares	Manager	1,524,799	5,476,502	3,762,442	1.96%
Total			6,977,024	6,116,918	3.19%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,377,256	0.72%
Preferred shares, Series B		904,977	2,063,356	4,135,745	2.15%
Total			3,164,265	5,513,001	2.87%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	4,000,000	2.08%
Preferred shares, Series A		879,198	1,002,440	1,443,091	0.75%
Total			5,002,720	5,443,091	2.83%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Global Innovation Platform	$500,000	457,592	427,900	0.22%
Unsecured Promissory Note 12% Due 5/29/2017***		$526,000	501,802	496,725	0.26%
Preferred shares, Series A-4(14)		3,720,424	4,904,498	2,715,910	1.41%
Preferred shares, Series A-3(14)		1,561,625	2,005,730	952,591	0.50%
Preferred shares, Series A-2(14)		450,001	605,500	166,500	0.09%
Preferred shares, Series A-1(14)		1,000,000	1,021,778	270,000	0.14%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series A-3 – $1.33 Strike Price, Expiration Date 4/4/2019		187,500	—	5,625	—%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	40,000	0.02%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 7/18/2021		250,000	74,380	22,500	0.01%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 11/29/2021		100,000	29,275	9,000	—
Total			9,601,555	5,106,751	2.65%
Whittle Schools, LLC(1)(5)	New York, NY
Preferred shares, Series B	Globally-focused	3,000,000	3,000,000	3,000,000	1.56%
Common shares	Private School	229	1,577,097	1,500,000	0.78%
Total			4,577,097	4,500,000	2.34%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Snap Inc. (f/k/a Snapchat, Inc.)	Venice, CA
Preferred shares, Series F(17)	Social Communication	130,208	$2,001,135	$2,184,565	1.14%
Common shares, Class A(17)		130,208	2,001,135	2,184,565	1.14%
Total			4,002,270	4,369,130	2.28%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A	Clean Technology	$14,300,000	7,151,412	4,309,778	2.24%
Common shares		100,000	10,000	—	—%
Total			7,161,412	4,309,778	2.24%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	2.08%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(8)	Corporate Education	$1,166,400	1,166,400	1,166,400	0.61%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.40%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	1.00%
Preferred warrants, Series D, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	4,395	—%
Total			3,951,084	3,860,140	2.01%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,782,409	1.97%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Peer-to-Peer Pet Services	514,562	2,506,119	2,500,771	1.30%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.17%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	69,384	0.04%
Total			2,282,844	2,319,383	1.21%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,503,436	0.78%
Preferred shares, Series A		3,579,610	758,017	751,718	0.39%
Total			2,260,379	2,255,154	1.17%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	1.04%
Preferred shares, Series B		49,505	217,206	223,763	0.12%
Total			2,217,653	2,223,761	1.16%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	2,052,555	1.07%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	1.04%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.26%
Preferred shares, Series A		494,365	500,801	588,294	0.31%
Total			1,002,161	1,088,294	0.57%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	881,367	0.46%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	$6,150,506	$—	—%
Junior note 1.49%, Due 11/9/2021		2,270,458	2,270,858	877,359	0.46%
Total			8,421,364	877,359	0.46%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2017***(15)	Sports Analytics	$25,000	26,840	26,544	0.01%
Preferred shares, Series A		1,864,495	1,777,576	484,769	0.26%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,836,346	511,313	0.27%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	505,744	0.26%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A(11)	Financial Services	540,270	1,001,815	307,954	0.16%
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	Sunnyvale, CA
Common shares(13)	Cash Payment Network	5,480,348	14,000,398	164,410	0.09%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	—	—%
Preferred shares, Series A		1,066,626	1,027,391	—	—%
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017		109,375	—	—	—%
Total			1,903,414	—	—%
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,614	—	—%
Cricket Media (f/k/a ePals Inc.)(10)	Herndon, VA
Common shares	Online Education	133,333	2,448,959	—	—%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, Due 2/26/2017***(9)(3)	Equity Crowdfunding	$50,000	50,840	—	—%
Preferred shares, Series A		165,715	261,598	—	—%
Total			312,438	—	—%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	Milpitas, CA
Convertible Promissory Note 9%, Due 5/10/2017***(3)(16)	Solar Power	$250,000	$254,444	$—	—%
Preferred shares, Series D		1,613,413	2,419,751	—	—%
Preferred shares, Series C		5,300,158	11,598,648	—	—%
Total			14,272,843	—	—%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	—	—%
Total Portfolio Investments			278,768,274	262,015,146	136.38%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/5/2017***		$30,000,000	29,998,750	29,998,490	15.62%
TOTAL INVESTMENTS			$308,767,024	$292,013,636	152.00%

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their IPO. Unless otherwise noted, all investments were pledged as collateral under the SVB Credit Facility, which expired in accordance with its terms on December 31, 2016. The Company’s and GSV Asset Management, LLC’s officers and staff, as applicable; may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Of GSV Capital Corp.’s total portfolio, 9.47% of its total investments are non-qualifying assets.
***	Investment is income-producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the Investment Company Act of 1940, as amended. A company is deemed to be a “Controlled Company” of GSV Capital Corp. if GSV Capital Corp. owns more than 25% of the voting securities of such company.
(3)	Investment was on non-accrual status as of December 31, 2016.
(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary GSVC AV Holdings, Inc.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(8)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

(9)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on February 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (February 26, 2017).
(10)	On June 6, 2016, Cricket Media (f/k/a ePals Inc.) declared a 10:1 reverse split of its common shares.
(11)	On July 29, 2016, Aspiration Partners, Inc. declared a 30:1 split of its preferred shares.
(12)	On December 30, 2016, Declara, Inc. extended the maturity date of the note held for one year until June 30, 2017.
(13)	On December 21, 2016, Handle Financial, Inc. (f/k/a PayNearMe, Inc.) converted its Series E Preferred shares into Common Class A shares on a 1:1 basis.
(14)	On December 15, 2016, NestGSV, Inc. (d/b/a GSV Labs, Inc.) converted its Series A, B, C, and D Preferred shares into Series A-1, A-2, A-3, and A-4 preferred shares, respectively, on a 1:1 basis.
(15)	On December 31, 2016, Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) extended the maturity date of the note held for one year until November 17, 2017.
(16)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2016. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Beamreach Solar, Inc. (f/k/a Solexel, Inc.), or (b) the maturity of the note (May 10, 2017).
(17)	On October 26, 2016, the Snap Inc. board of directors approved a distribution of shares of Class A common stock as a dividend to the holders of all preferred stock and common stock outstanding on October 31, 2016. One share of Class A common stock was distributed for each share of preferred stock and common stock outstanding.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

The table below displays all the Company’s subsidiaries as of June 30, 2017, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “— Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

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
June 30, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of condensed consolidated financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2017. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make a number of significant estimates. These include estimates of the fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 3 — Investments at Fair Value” for an overview of the Company’s geographic and industry concentrations.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Securities for which market quotations are readily available on an exchange are valued at the most recently available closing price of such security as of the valuation date, unless there are legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35 should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security. The Company may also obtain quotes with respect to certain of its investments from pricing services, brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined to be adequate, the Company uses the quote obtained.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

For investments that are not publicly traded or that do not have readily available market quotations, the Valuation Committee generally engages at least one independent valuation firm to provide an independent valuation, which the Company’s board of directors considers, among other factors, in making its fair value determinations for these investments. For the current and prior fiscal year, the Valuation Committee engaged an independent valuation firm to perform valuations of 100% of the Company’s investments for which there were no readily available market quotations.

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
June 30, 2017
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

Warrants

The Company’s board of directors will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. These investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s warrants are valued at estimated fair value as determined by the Company’s board of directors.

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
June 30, 2017
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

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2017 and December 31, 2016, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

Cash

The Company places its cash with U.S. Bank, N.A., Bridge Bank (a subsidiary of Western Alliance Bank), and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that U.S. Bank, N.A., Western Alliance Bank, and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of June 30, 2017, and December 31, 2016, the Company had deferred financing costs of $446,018 and $311,268, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At June 30, 2017 and December 31, 2016, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years, and intends to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs.

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
June 30, 2017
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

Recently Adopted Accounting Standards

On October 13, 2016, the Securities and Exchange Commission (the “SEC”) amended Regulation S-X Article 6 and Article 12 to, among other things, standardize the reporting of certain derivative investments in the financial statements of business development companies. The amendments to Regulation S-X also update the required disclosure for other investments and investments in and advances to affiliates and amend the rules regarding the general form and content of a business development company’s financial statements. The compliance date for the amendments to Regulation S-X is for reporting periods ending on or after August 1, 2017. The Company is evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Liabilities,” which, among other things, requires (i) that all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings, and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, ASU 2016-01 changes the disclosure requirements for financial instruments. ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We do not believe that ASU 2016-01 will have a material impact on our consolidated financial statements and disclosures.

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”). Under the terms of the agreement, GSV Asset Management is paid a quarterly management fee and an annual incentive fee. GSV Asset Management is controlled by Michael Moe, the Company’s Chief Executive Officer and Chair of the Company’s board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Advisory Agreement. Mr. Moe, William Tanona, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary, and Mark W. Flynn, the Company’s President, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. Mark Klein, a member of the Company’s board of directors, or entities with which he is affiliated, receives fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

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

Management Fees

Under the terms of the Advisory Agreement, GSV Asset Management is paid a base management fee of 2% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. Effective January 1, 2017 through December 31, 2017, however, pursuant to a voluntary waiver by GSV Asset Management, the Company will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company. GSV Asset Management earned $1,359,180 and $2,813,600 in management fees for the three and six months ended June 30, 2017, respectively. GSV Asset Management earned $1,740,223 and $3,698,223 in management fees for the three and six months ended June 30, 2016, respectively. GSV Asset Management waived $169,898 and $351,700 in management fees for the three and six months ended June 30, 2017, respectively. GSV Asset Management did not waive management fees for the three and six months ended June 30, 2016.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

Incentive Fees

Under the terms of the Advisory Agreement, GSV Asset Management is paid an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

For GAAP purposes, in accordance with the AICPA’s Technical Practice Aids (“TPA”) (TIS 6910.2), the Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2017 and December 31, 2016. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three and six months ended June 30, 2017, the Company accrued incentive fees of $2,430,825 and $4,148,133, respectively. For the three and six months ended June 30, 2016, the Company reversed previously accrued incentive fees of $2,907,224 and $8,025,808, respectively.

Due to/from GSV Asset Management

As of June 30, 2017, there were no receivables owed to the Company by GSV Asset Management. In addition, as of June 30, 2017, the Company owed GSV Asset Management $347,807 primarily for the reimbursement of overhead allocation expenses, as well as travel expenses and, to a lesser extent, for the reimbursement of other expenses.

As of December 31, 2016, there were no receivables owed to the Company by GSV Asset Management. In addition, as of December 31, 2016, the Company owed GSV Asset Management $422,025 primarily for the reimbursement of overhead allocation expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. GSV Asset Management controls GSV Capital Service Company. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $449,110 and $980,594 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2017, respectively. There were $698,692 and $1,298,642 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2016, respectively.

License Agreement

The Company entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant the Company a non-exclusive, royalty-free license to use the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

name “GSV.” Under this agreement, the Company has the right to use the GSV name for so long as the Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, the Company has no legal right to the “GSV” name.

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s President, Mark Flynn. As of June 30, 2017, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $8,705,142 and $5,297,975, respectively. Another one of the Company’s portfolio companies, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), was previously allowed to utilize office space paid for by GSV Asset Management. SPBRX, INC. was not required to pay GSV Asset Management or the Company any consideration for rent. The Company did not consider this to be an arms-length transaction. In August 2016, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) moved out of the office space paid for by GSV Asset Management.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of August 9, 2017, GSV Asset Management also manages Coursera@GSV Fund, LP, and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (the “Coursera Funds”). GSV Asset Management also serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures V LLC, GSV Ventures VI LLC and a pooled investment fund, GSV Ventures III LLC, each a venture capital fund (collectively, the “GSV Ventures Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

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
June 30, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

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

NOTE 3 — INVESTMENTS AT FAIR VALUE

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At June 30, 2017, the Company had 80 positions in 38 portfolio companies. At December 31, 2016, the Company had 91 positions in 45 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Private Portfolio Companies
Common Stock	$73,577,948	$88,232,623	$81,274,687	$83,074,410
Preferred Stock	153,096,418	167,056,307	174,462,577	162,238,879
Debt Investments	8,565,822	7,874,128	8,849,434	7,821,948
Warrants	229,092	440,654	158,713	150,904
Subtotal – Private Portfolio Companies	235,469,280	263,603,712	264,745,411	253,286,141
Publicly Traded Portfolio Companies
Common Stock	18,025,133	19,164,106	14,022,863	8,729,005
Total Private and Publicly Traded Portfolio Companies	253,494,413	282,767,818	278,768,274	262,015,146
Non-Portfolio Investments
U.S. Treasury Bill	99,988,000	99,994,000	29,998,750	29,998,490
Total Investments	$353,482,413	$382,761,818	$308,767,024	$292,013,636

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The industrial themes and geographic compositions of the Company’s portfolio at fair value as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
Industry Theme
Education Technology	36.7%	36.8%
Big Data/Cloud	32.7	34.3
Social/Mobile	18.8	17.6
Marketplaces	11.2	9.7
Sustainability	0.6	1.6
Total	100.0%	100.0%

	June 30, 2017	December 31, 2016
	(Unaudited)
Geographic Region
West	70.6%	71.5%
Northeast	12.4	15.8
International	9.6	7.2
Mid-west	7.4	5.5
Total	100.0%	100.0%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
June 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2017 and December 31, 2016 are as follows:

	As of June 30, 2017 (Unaudited)			Total
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$88,232,623	$88,232,623
Preferred Stock	—	—	167,056,307	167,056,307
Debt Investments	—	—	7,874,128	7,874,128
Warrants	—	—	440,654	440,654
Subtotal – Private Portfolio Companies	—	—	263,603,712	263,603,712
Publicly Traded Portfolio Companies
Common Stock	19,164,106	—	—	19,164,106
Total Private and Publicly Traded Portfolio Companies	19,164,106	—	263,603,712	282,767,818
Non-Portfolio Investments
U.S. Treasury Bill	99,994,000	—	—	99,994,000
Total Assets at Fair Value	$119,158,106	$—	$263,603,712	$382,761,818

	As of December 31, 2016			Total
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at fair value
Private Portfolio Companies
Common Stock	$—	$—	$83,074,410	$83,074,410
Preferred Stock	—	—	162,238,879	162,238,879
Debt Investments	—	—	7,821,948	7,821,948
Warrants	—	—	150,904	150,904
Subtotal – Private Portfolio Companies	—	—	253,286,141	253,286,141
Publicly Traded Portfolio Companies
Common Stock	8,729,005	—	—	8,729,005
Total Private and Publicly Traded Portfolio Companies	8,729,005	—	253,286,141	262,015,146
Non-Portfolio Investments
U.S. Treasury Bill	29,998,490	—	—	29,998,490
Total Assets at Fair Value	$38,727,495	$—	$253,286,141	$292,013,636

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2017 and December 31, 2016. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

As of June 30, 2017 (Unaudited)
Asset	Fair Value	Valuation Technique / Approach	Unobservable Inputs	Range (Weighted Average)
Common stock in private companies	$88,232,623	Market approach	Precedent transactions(1)	N/A
			Collateral value	N/A
			Revenue multiples	1.8x-4.1x (3.1x)
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0%)
			Long-term revenue growth	0.0% (0.0%)
		PWERM	Discount rate	40.0% (40.0%)
Preferred stock in private companies	$167,056,307	Market approach	Precedent transactions(1)	N/A
			Collateral value	N/A
			Revenue multiples	1.4x-4.8x (3.1x)
			EBIT multiples	15.0x-35.0x (20.8x)
			Discount for lack of control	15.0% (15.0%)
		Discounted Cash Flow(2)	Discount rate	12.0%-40.0 (35.9%)
			Long-term revenue growth	0.0%-49.4% (23.9%)
		PWERM	Discount rate	45.0% (45.0%)
Debt Investments	$7,874,128	Market approach	Liquidation Value	N/A
Warrants	$440,654	Option pricing model	Term to expiration (Years)	0.7-3.0 (2.4)
			Volatility	11.7%-54.6% (40.2%)

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.
(2)	As of December 31, 2016, the Company used a market approach to value certain common and preferred stock investments. As of June 30, 2017, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2017, as follows:

	Six months ended June 30, 2017 (Unaudited)
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Transfers out of Level 3	(2,184,565)	(2,184,565)	—	—	(4,369,130)
Purchases, capitalized fees and interest	—	—	18,177	70,379	88,556
Sales of investments	—	—	(70,379)	—	(70,379)
Realized losses	(8,201,729)	(16,858,906)	(305,280)	—	(25,365,915)
Exercises, conversions and assignments(1)	2,506,119	(2,506,119)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	73,873	—	73,873
Net change in unrealized appreciation included in earnings	13,038,388	26,367,018	335,789	219,371	39,960,566
Fair Value as of June 30, 2017	$88,232,623	$167,056,307	$7,874,128	$440,654	$263,603,712
Net change in unrealized appreciation of Level 3 investments still held as of June 30, 2017	$4,836,657	$9,502,763	$30,511	$219,371	$14,589,302

(1)	During the six months ended June 30, 2017, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Preferred shares, Series B-1	Common shares

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2016 as follows:

	Year ended December 31, 2016
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Transfers into Level 3	143,733	—	—	—	143,733
Purchases of investments	3,080	9,016,702	5,201,294	103,655	14,324,731
Sales of investments	(3,509,238)	(7,651,891)	(574,380)	—	(11,735,509)
Realized gains (losses)	(7,127,146)	4,430,221	—	(246,714)	(2,943,639)
Exercises, conversions and assignments(1)	23,588,443	(23,588,443)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	44,714	—	44,714
Net change in unrealized depreciation included in earnings	(32,343,602)	(36,258,802)	(1,025,539)	(175,343)	(69,803,286)
Fair Value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Net change in unrealized depreciation of Level 3 investments still held as of December 31, 2016	$(39,307,692)	$(40,126,793)	$(1,025,539)	$(195,637)	$(80,655,661)

(1)	During year ended December 31, 2016, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
4C Insights (f/k/a The Echo Systems Corp.)	Preferred shares, Series A	Common Shares
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	Preferred shares, Series E	Common Shares
Fullbridge, Inc.	Preferred shares, Series C	Common Shares
Fullbridge, Inc.	Preferred shares, Series D	Common Shares
Fullbridge, Inc.	Convertible Promissory Note 10% Due 3/2/2016	Junior Note, 1.49%, November 9, 2021
Fullbridge, Inc.	Convertible Promissory Note 10% Due 3/14/2017	Junior Note, 1.49%, November 9, 2021

The portfolio companies in which the Company invests periodically offer their shares in IPOs, which are typically subject to lock-up agreements for 180 days following the IPO. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — Levelling Policy” for further detail.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

No new shares of the Company’s common stock were issued during the six months ended June 30, 2017 and 2016, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2017 and 2016. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings/(loss) per common share – basic:
Net increase/(decrease) in net assets resulting from operations	$6,198,075	$(16,281,566)	$9,980,961	$(41,230,630)
Weighted-average common shares – basic	22,181,003	22,181,003	22,181,003	22,181,003
Earnings/(loss) per common share – basic:	$0.28	$(0.74)	$0.45	$(1.86)
Earnings/(loss) per common share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	$6,198,075	$(16,281,566)	$9,980,961	$(41,230,630)
Adjustments for interest on Convertible Senior Notes and deferred debt issuance costs	1,122,020	—	2,241,884	—
Net increase/(decrease) in net assets resulting from operations, as adjusted	7,320,095	(16,281,566)	12,222,845	(41,230,630)
Weighted-average common shares outstanding – basic	22,181,003	22,181,003	22,181,003	22,181,003
Adjustments for dilutive effect of Convertible Senior Notes(1)	5,751,815	—	5,751,815	—
Weighted-average common shares outstanding – diluted	27,932,818	22,181,003	27,932,818	22,181,003
Earnings/(loss) per common share – diluted	$0.26	$(0.74)	$0.44	$(1.86)

(1)	For each of the three and six months ended June 30, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At June 30, 2017 and December 31, 2016, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three months ended June 30, 2017		Three months ended June 30, 2016
	(Unaudited)		(Unaudited)
Per Basic Share Data:
Net asset value at beginning of period	$8.83	(1)	$10.96	(1)
Net investment loss	(0.27	)(1)	(0.07	)(1)
Realized gain/(loss)	(0.03	)(1)	0.05	(1)
Change in unrealized appreciation/(depreciation)	0.57	(1)	(0.72	)(1)
Net asset value at end of period	$9.11	(1)	$10.22	(1)
Per share market value at end of period	$4.34		$5.02
Total return based on market value	(3.13	)%(2)	(10.36	)%(2)
Total return based on net asset value	3.17	%(2)	(6.75	)%(2)
Shares outstanding at end of period	22,181,003		22,181,003
Ratios/Supplemental Data:
Net assets at end of period	$202,109,771		$226,780,315
Average net assets	$196,335,041		$240,846,901
Annualized Ratios
Ratio of operating expenses to average net assets(3)	12.78%		2.33%
Ratio of operating expenses to average net assets(3) (excluding effect of management fee waiver)	13.12%		2.33%
Ratio of net investment loss to average net assets(3)	(12.02)%		(2.42)%
Portfolio Turnover Ratio	0.00%		0.61%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Six months ended June 30, 2017		Six months ended June 30, 2016
	(Unaudited)		(Unaudited)
Per Basic Share Data:
Net asset value at beginning of period	$8.66	(1)	$12.08	(1)
Net investment loss	(0.48	)(1)	(0.04	)(1)
Realized gain/(loss)	(1.14	)(1)	(0.22	)(1)
Change in unrealized appreciation/(depreciation)	2.08	(1)	(1.59	)(1)
Net asset value at end of period	$9.11	(1)	$10.22	(1)
Per share market value at end of period	$4.34		$5.02
Total return based on market value	(13.72	)%(2)	(24.05	)%(2)
Total return based on net asset value	5.20	%(2)	(15.31	)%(2)
Shares outstanding at end of period	22,181,003		22,181,003
Ratio/Supplemental Data:
Net assets at end of period	$202,109,771		$226,780,315
Average net assets	$193,899,415		$262,765,462
Annualized ratios
Ratio of operating expenses to average net assets(3)	11.86%		0.73%
Ratio of operating expenses to average net assets(3) (excluding effect of management fee waiver)	12.22%		0.73%
Ratio of net investment loss to average net assets(3)	(11.12)%		(0.69)%
Portfolio Turnover Ratio	0.00%		2.12%

(1)	The per-share figures noted are based on a weighted average of 22,181,003 basic common shares outstanding for the three and six months ended June 30, 2017 and 2016.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the three and six months ended June 30, 2017 and 2016, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

As a result of the Company electing to be treated as a RIC for the taxable year ended December 31, 2014 in connection with the filing of its 2014 tax return, it may be required to pay a corporate-level U.S. federal income tax on the amount of the net built-in gains, if any, in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) as of the date of conversion to a RIC (i.e., the beginning of the first taxable year that the Company qualifies as a RIC, which would be January 1, 2014) to the extent that such gains are recognized by the Company during the applicable recognition period, which is the five-year period beginning on the date of conversion.

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

As of both June 30, 2017 and December 31, 3016, the Company recorded a deferred tax liability of approximately $10.4 million, of which approximately $10.2 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $0.2 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

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

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2017, there were no interest or penalties incurred related to uncertain tax positions.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

	June 30, 2017	December 31, 2016
	(Unaudited)
Aggregate principal amount of Convertible Senior Notes	$69,000,000	$69,000,000
Unamortized embedded derivative discount	(187,767)	(261,099)
Direct deduction of deferred debt issuance costs	(868,802)	(1,226,103)
Convertible Senior Notes	$67,943,431	$67,512,798

As of June 30, 2017 and December 31, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Credit Facility

Western Alliance Bank Credit Facility

The Company entered into a Loan and Security Agreement, effective May 31, 2017 (the “Loan Agreement”), with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide the Company with a $12 million senior secured revolving credit facility (the “Credit Facility”). The Credit

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 9 — LONG-TERM LIABILITIES  – (continued)

Facility, among other things, matures on the later of (i) August 15, 2018 or (ii) thirty days prior to the due date of the Convertible Senior Notes, which mature on September 15, 2018.

The Credit Facility bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, a facility fee of $60,000 was charged upon closing of the Credit Facility, and the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears.

Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $70 million in the aggregate), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Advisory Agreement, and the occurrence of a material adverse effect.

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of June 30, 2017, the Company had $8,000,000 in borrowings outstanding under the Credit Facility.

Silicon Valley Bank Credit Facility

The Company entered into a Loan and Security Agreement, effective December 31, 2013 (the “SVB Loan Agreement”), with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18 million credit facility (the “SVB Credit Facility”). The SVB Credit Facility expired on December 31, 2016 in accordance with its terms. Under the SVB Credit Facility, the Company was permitted to borrow an amount equal to the lesser of $18 million or 20% of the Company’s then-current net asset value.

The SVB Credit Facility bore interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn under the SVB Credit Facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18 million revolving line of credit) was charged under the SVB Loan Agreement. Under the terms of the SVB Credit Facility, the Company was required to repay all outstanding borrowings on the SVB Credit Facility so that there is at least one 30-day period every 12 months during which the Company has no balance outstanding. The Company made certain customary representations and warranties under the SVB Loan Agreement and was required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The SVB Loan Agreement included usual and customary events of default for credit facilities of a similar nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The SVB Credit Facility was secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes. Borrowing under the SVB Credit Facility was subject to the leverage restrictions

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 9 — LONG-TERM LIABILITIES  – (continued)

contained in the 1940 Act. In addition, under the SVB Loan Agreement, the Company agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

For the three and six months ended June 30, 2017, the Company had average borrowings outstanding under the Credit Facility of $351,648 and $176,796, respectively. For the three and six months ended June 30, 2016, the Company had average borrowings outstanding under the SVB Credit Facility of $153,846 and $76,923, respectively.

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From June 30, 2017 through August 9, 2017, the Company did not purchase any investments.

From June 30, 2017 through August 9, 2017, the Company sold investments of $5,739,896, net of transaction costs, as shown in following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/ (Loss)
Chegg, Inc.	7/20/17	200,000	$14.01	$2,802,995	$431,849
Chegg, Inc.	7/25/17	100,000	14.29	1,429,447	243,874
Chegg, Inc.	7/26/17	100,000	14.98	1,498,105	312,532
Chegg, Inc.	8/3/17	600	15.58	9,349	2,236
Totals				$5,739,896	$990,491

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

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

Management Transition

On August 8, 2017, the Company announced Michael Moe’s resignation as Chief Executive Officer of the Company, effective August 11, 2017, and that the Company’s board of directors had appointed Mark Klein, a member of the Company’s board of directors and a consultant to GSV Asset Management, to serve as the Company’s Chief Executive Officer, effective August 11, 2017. Mr. Moe will continue to serve the Company in his role as Chairman of the Company’s board of directors. Further information regarding the Company’s management transition can be found in the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.

Share Repurchase Program

On August 7, 2017, the Company's board of directors authorized a discretionary share repurchase program of shares of the Company's common stock, $0.01 par value per share, of up to $5.0 million over the next twelve months, until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS  – (continued)

amount of the Company's common stock. Under the repurchase program, the Company may repurchase its outstanding common stock in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act.

NOTE 11 — SUPPLEMENTAL FINANCIAL DATA

Under Rule 6-03 of Regulation S-X and in accordance with GAAP, as an investment company, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest. However, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X.

During the three and six months ended June 30, 2017 and 2016 the Company had at least one investment in a portfolio company that qualified as a “significant subsidiary” under the applicable rules of Regulation S-X. Accordingly, comparative financial information is presented below for our unconsolidated significant subsidiaries for the three and six months ended June 30, 2017 and 2016:

Income Statement Data for the Three Months Ended:	June 30, 2017	June 30, 2016
Revenue	$5,643,716	$4,990,136
Gross profit	4,480,824	4,001,671
Loss from operations	(805,219)	(2,548,104)
Total net income including net income attributable to non-controlling interest	—	—
Net loss attributable to controlling interest	(1,304,297)	(2,788,278)

Income Statement Data for the Six Months Ended:	June 30, 2017	June 30, 2016
Revenue	$11,624,198	$10,603,368
Gross profit	9,591,580	8,321,741
Loss from operations	(555,607)	(4,628,806)
Total net income including net income attributable to non-controlling interest	—	—
Net loss attributable to controlling interest	(1,515,219)	(5,181,440)

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

Investments — (Portfolio Activity)

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2017, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $282,767,818. The following table summarizes the investment purchases we funded during the six months ended June 30, 2017. “Total Gross Payments” include both the actual cost of an investment as well as capitalized costs (such as legal and other fees) associated with entering into a portfolio company investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2017 for further detail. During the six months ended June 30, 2017 we did not fund any investments and we capitalized fees of $280.

The table below summarizes the portfolio investments we wrote-off during the six months ended June 30, 2017:

	Quarter Ended March 31, 2017		Quarter Ended June 30, 2017		Six Months Ended June 30, 2017
Portfolio Company	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)
AliphCom, Inc. (d/b/a Jawbone)	$—	$(793,152)	$—	$—	—	(793,152)
AlwaysOn, Inc.	—	(1,903,414)	—	—	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	(14,272,840)	—	—	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	(2,448,959)	—	—	—	(2,448,959)
EarlyShares.com, Inc.	—	(312,438)	—	—	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	(4,959,614)	—	—	—	(4,959,614)
Global Education Learning (Holdings) Ltd.	—	—	—	(675,495)	—	(675,495)
Total Sales	$—	$(24,690,417)	$—	$(675,495)	$—	$(25,365,912)

The tables below summarize the portfolio investments we sold during the six months ended June 30, 2016:

	Quarter Ended March 31, 2016		Quarter Ended June 30, 2016		Six Months Ended June 30, 2016
Portfolio Company	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)
Bloom Energy Corporation	$2,973,437	$(882,162)	$—	$—	$2,973,437	$(882,162)
Gilt Groupe Holdings, Inc.(2)	427,270	(6,167,164)	—	—	427,270	(6,167,164)
Lyft, Inc.	1,638,925	974,224	1,932,965	1,104,244	3,571,890	2,078,468
Total Sales	$5,039,632	$(6,075,102)	$1,932,965	$1,104,244	$6,972,597	$(4,970,858)

(1)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments.
(2)	In January 2016, Gilt Groupe Holdings, Inc. sold for $250 million to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.

Results of Operations — For the three and six months ended June 30, 2017 and 2016

Operating results for the three months ended June 30, 2017 and 2016 are as follows:

	June 30, 2017		June 30, 2016
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$370,593	0.02	$(54,119)	$(0.00)
Interest income/(reversal of interest accrual)	172,497	0.01	(54,119)	(0.00)
Dividend income	125,000	0.01	—	—
Other income	73,096	—	—	—
Total Operating Expenses	6,423,452	0.29	1,397,922	0.06
Management fee waiver	(169,898)	(0.01)	—	—
Total Operating Expenses (net of management fee waiver)	6,253,554	0.28	1,397,922	0.06
Management fees	1,359,180	0.06	1,740,223	0.08
Incentive fees/(reversal of incentive fees)	2,430,825	0.11	(2,907,224)	(0.13)
Costs incurred under administration agreement	449,110	0.02	698,692	0.03
Directors’ fees	73,063	—	86,250	0.00
Professional fees	702,808	0.03	388,375	0.02
Interest expense	1,155,060	0.05	1,184,326	0.05
Tax expense	45,690	—	—	—
Other expenses	207,716	0.01	207,280	0.01
Net investment loss	(5,882,961)	(0.27)	(1,452,041)	(0.07)
Net realized gain/(loss) on investments	(671,492)	(0.03)	1,104,361	0.05
Net change in unrealized appreciation/(depreciation) of investments	12,752,528	0.57	(15,933,886)	(0.72)
Net increase/(decrease) in net assets resulting from operations	$6,198,075	$0.28	$(16,281,566)	(0.74)

(1)	The per-share figures noted are based on a weighted average of 22,181,003 basic common shares outstanding for each of the three months ended June 30, 2017 and 2016.

Operating results for the six months ended June 30, 2017 and 2016 are as follows:

	June 30, 2017		June 30, 2016
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$709,052	$0.03	$48,533	$0.00
Interest income	335,956	0.02	48,533	0.00
Dividend income	300,000	0.01	—	—
Other income	73,096	0.00	—	—
Total Operating Expenses	11,751,925	0.53	953,567	0.04
Management fee waiver	(351,700)	(0.02)	—	—
Total Operating Expenses (net of management fee waiver)	11,400,225	0.51	953,567	0.04
Management fees	2,813,600	0.13	3,698,223	0.17
Incentive fees/(reversal of incentive fee accrual)	4,148,133	0.19	(8,025,808)	(0.36)
Costs incurred under administration agreement	980,594	0.04	1,298,642	0.06
Directors’ fees	155,980	0.01	172,500	0.01
Professional fees	964,998	0.04	1,025,503	0.05
Interest expense	2,281,833	0.10	2,367,489	0.11
Tax expense	46,490	—	—	—
Other expenses	360,297	0.02	417,018	0.02
Net investment loss	(10,691,173)	(0.48)	(905,034)	(0.04)
Net realized loss on investments	(25,360,659)	(1.14)	(4,970,709)	(0.22)
Net change in unrealized appreciation/(depreciation) of Investments	46,032,793	2.08	(35,354,887)	(1.59)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$9,980,961	$0.45	$(41,230,630)	$(1.86)

(1)	The per-share figures are based on weighted averages of 22,181,003 shares of basic common shares outstanding for each of the six months ended June 30, 2017 and 2016.

Comparison of the three and six months ended June 30, 2017 and 2016

Investment Income

Investment income increased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily due to increased interest income and, to a lesser extent, increased dividend income. The increase in interest income resulted from our acquisition of additional interest-bearing debt investments during the three months ended June 30, 2017. As of June 30, 2017, the cost of our debt investments increased to $8,565,822 from $6,179,807 as of June 30, 2016, which allowed us to earn additional interest income on our portfolio investments. The increase in dividend income resulted from a $125,000 dividend received from our investment in SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.). Additionally, we received $73,096 in proceeds from Gilt Groupe Holdings, Inc., an investment we previously held that was sold to Hudson’s Bay Co., the parent company of Saks Fifth Avenue, in January 2016.

Investment income also increased during the six months ended June 30, 2017, as compare to the six months ended June 30, 2016. The increase was primarily due to increased interest income and increased dividend income. The increase in interest income resulted from our acquisition of additional interest-bearing debt investments during the six months ended June 30, 2017, which allowed us to earn additional interest income on our portfolio investments. The increase in dividend income resulted from $300,000 of dividends received from our investment in SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) during the six months ended June 30, 2017. Additionally, we received $73,096 in proceeds from Gilt Groupe Holdings, Inc., as discussed above.

Operating Expenses

Total operating expenses (net of the management fee waiver) increased to $6,253,554 for the three months ended June 30, 2017, as compared to $1,397,922 for the three months ended June 30, 2016, primarily due to a reversal of accrued incentive fees for the three months ended June 30, 2016, whereas we accrued incentive fees during the three months ended June 30, 2017. We accrued incentive fees during the three months ended June 30, 2017 as a result of the unrealized appreciation of our portfolio investments in the aggregate during the period. The increase in operating expenses during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was also due, to a lesser extent, to an increase in professional fees period over period, which includes legal, valuation, audit and consulting fees. The increase in total operating expenses period over period was partially offset by lower management fees, resulting from lower average gross assets outstanding and GSV Asset Management’s voluntary 0.25% reduction to the base management fee payable under the Advisory Agreement, as well as a decrease in costs incurred under the Administration Agreement.

Total operating expenses (net of the management fee waiver) increased to $11,400,225 for the six months ended June 30, 2017, as compared to $953,567 for the six months ended June 30, 2016, primarily due to a reversal of accrued incentive fees for the six months ended June 30, 2016, whereas we accrued incentive fees during the six months ended June 30, 2017. We accrued incentive fees during the six months ended June 30, 2017 as a result of the unrealized appreciation of our portfolio investments in the aggregate during the period. The increase in total operating expenses caused by the accrual of incentive fees during the six months ended June 30, 2017, as discussed above, was partially offset by lower management fees period over period, resulting from lower average gross assets outstanding and GSV Asset Management’s voluntary 0.25% reduction to the base management fee payable under the Advisory Agreement, as well as a decrease in costs incurred under the Administration Agreement and a decrease in professional fees period over period, which includes legal, valuation, audit and consulting fees.

Net Investment Loss

For the three months ended June 30, 2017, we recognized a net investment loss of $5,882,961, compared to net investment loss of $1,452,041 for the three months ended June 30, 2016. The increase in net investment loss resulted primarily from the accrual of incentive fees during the three months ended June 30, 2017, as discussed above, partially offset by an increase in investment income.

For the six months ended June 30, 2017, we recognized a net investment loss of $10,691,173, compared to net investment loss of $905,034 for the six months ended June 30, 2016. The increase in net investment loss resulted primarily from the accrual of incentive fees during the six months ended June 30, 2017, as discussed above, partially offset by an increase in investment income.

Net Realized Gain/Loss on Investments

For the three months ended June 30, 2017, we recognized net realized losses of $671,492, compared to net realized gains of $1,104,361 for the three months ended June 30, 2016. The components of our net realized gains/losses on portfolio investments, excluding treasury investments, are reflected above, under “— Overview — Investments — (Portfolio Activity).”

For the six months ended June 30, 2017, we recognized net realized losses of $25,360,659, compared to net realized losses of $4,970,709 for the six months ended June 30, 2016. The components of our net realized losses on portfolio investments, excluding treasury investments, are reflected above, under “— Overview — Investments — (Portfolio Activity).”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2017, we had a net change in unrealized appreciation of $12,752,528. For the three months ended June 30, 2016, we had a net change in unrealized depreciation of $15,933,886. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the three months ended June 30, 2017 and 2016:

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the three months ended June 30, 2017
Spotify Technology S.A.	$7,426,444
JAMF Holdings, Inc.	5,686,017
Chegg, Inc.	4,553,750
Coursera, Inc.	3,853,586
Aspiration Partners, Inc.	2,028,453
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	1,684,264
Lyft Inc.	1,116,346
Snap Inc. (f/k/a Snapchat, Inc.)	(1,239,580)
Dataminr, Inc.	(1,619,630)
General Assembly Space, Inc.	(2,093,705)
Palantir Technologies, Inc.	(2,097,042)
Dropbox, Inc.	(2,124,877)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(2,647,657)
Other(1)	(1,773,841)
Totals	$12,752,528

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the three months ended June 30, 2016
Fullbridge, Inc.	$(4,885,195)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	(4,935,262)
Dataminr, Inc.	(2,634,109)
Lyft, Inc.	(2,151,193)
Dropbox, Inc.	(1,916,830)
Other(1)	588,703
Totals	$(15,933,886)

(1)	Other represents investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, we had a net change in unrealized appreciation of $46,032,793. For the six months ended June 30, 2016, we had a net change in unrealized depreciation of $35,354,887. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the six months ended June 30, 2017 and 2016:

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the six months ended June 30, 2017
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	$14,272,843
Spotify Technology S.A.	8,101,508
JAMF Holdings, Inc.	6,719,198
Chegg, Inc.	5,807,509
Orchestra One, Inc. (f/k/a Learnist Inc.)	4,959,614
Coursera, Inc.	3,853,586
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	3,509,788
Cricket Media (f/k/a ePals Inc.)	2,448,959
Aspiration Partners, Inc.	2,044,661
AlwaysOn, Inc.	1,903,414
Dropbox, Inc.	1,746,957
Curious.com, Inc.	(1,051,625)
Dataminr, Inc.	(1,571,376)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(2,780,534)
Palantir Technologies, Inc.	(4,532,388)
Other(1)	600,679
Totals	$46,032,793

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the six months ended June 30, 2016
Palantir Technologies, Inc.	$(11,131,768)
Fullbridge, Inc.	(5,655,694)
Dataminr, Inc.	(5,241,364)
Twitter, Inc.	(4,987,738)
Dropbox, Inc.	(4,964,278)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	(4,936,231)
Chegg, Inc.	(2,046,230)
Lyft, Inc.	(1,775,644)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(1,523,289)
SugarCRM, Inc.	(1,012,969)
Gilt Groupe Holdings, Inc.	6,055,046
Other(1)	1,865,272
Totals	$(35,354,887)

(1)	Other represents investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for each of the six months ended June 30, 2017 and 2016.

Net Increase/Decrease in Net Assets Resulting from Operations

For the three months ended June 30, 2017 and 2016, our net increase/(decrease) in net assets resulting from operations was $6,198,075 and $(16,281,566), respectively.

For the six months ended June 30, 2017 and 2016, our net increase/(decrease) in net assets resulting from operations was $9,980,961 and $(41,230,630), respectively.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from any credit facility from which we may borrow. For example, prior to its expiration in accordance with its terms on December 31, 2016, we also generated liquidity and capital resources from advances from the SVB Credit Facility and have entered into the Credit Facility, which matures on the later of (i) August 15, 2018 or (ii) 30 days prior to the due date of the Convertible Senior Notes, which mature on September 15, 2018. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the six months ended June 30, 2017 and 2016, our operating expenses were $11,400,225 and $953,567, respectively.

Cash Reserves and Liquid Securities	As of June 30, 2017	As of December 31, 2016
Cash	$2,602,570	$8,332,634
Amounts available for borrowing under the Credit Facility(1)(2)	4,000,000	—
Securities of publicly traded portfolio companies
Unrestricted securities(3)	14,536,514	8,729,005
Subject to other sales restrictions(4)	4,627,592	—
Total securities of publicly traded portfolio companies	19,164,106	8,729,005
Total Cash Reserves and Liquid Securities	$25,766,676	$17,061,639

(1)	Subject to leverage and borrowing base restrictions under the Credit Facility. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2017 for details regarding the Credit Facility.
(2)	On July 7, 2017, we paid off the $8.0 million due under the Credit Facility. As of August 9, 2017, there is no balance outstanding under the Credit Facility.
(3)	“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(4)	As of June 30, 2017, this balance represents our shares of common stock of Snap Inc. (f/k/a Snapchat, Inc.), which were restricted until July 31, 2017.

During the six months ended June 30, 2017, cash and cash equivalents decreased to $2,602,570 from $8,332,634 at the beginning of the period. The decrease was primarily due to an additional $7,004,110 margin deposit posted for the purchase of a U.S. Treasury Bill, as well as $1,811,250 in interest payments on the Convertible Senior Notes, $2,594,278 in management fees paid under the Advisory Agreement, $717,274 in allocation of overhead expenses paid to GSV Capital Service Company and $1,074,020 of audit and legal fees. During the six months ended June 30, 2017, we borrowed $8,000,000 under the Credit Facility, which partially offset the decrease in cash and cash equivalents.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the six months ended June 30, 2017 or the year ended December 31, 2016.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Credit facility payable(2)(3)(4)	8.0	—	8.0	—	—
Convertible Senior Notes(5)	69.0	—	69.0	—	—
Total	$166.5	$89.5	$77.0	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the U.S. Treasury Bill on margin. The payable for securities purchased was subsequently repaid on July 6, 2017, when the $100.0 million United States Treasury Bill matured and the $10.5 million margin deposit that was posted as collateral was returned.
(2)	On July 7, 2017, we paid off the $8.0 million due under the Credit Facility. As of August 9, 2017, there is no balance outstanding.
(3)	The total unused amount available under the Credit Facility as of June 30, 2017 was $4.0 million.
(4)	The weighted-average interest rate incurred under the Credit Facility was 0.02% for each of the three and six months ended June 30, 2017.
(5)	The balance shown for the Convertible Senior Notes reflects the principal balance payable to investors. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2017 for more information.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2017. The table is divided by fiscal year according to record date:

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

Our current intention is to make any future distributions out of assets legally available in the form of additional shares of our common stock under our dividend reinvestment plan, unless a stockholder elects to receive dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder, although no cash distribution has been made. As a result, if a stockholder does not elect to opt out of the dividend reinvestment plan, it will be required to pay applicable federal, state and local taxes on any reinvested dividends even though such stockholder will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to our investment adviser, GSV Asset Management. Stockholders who hold shares in the name of a broker or financial intermediary should contact the broker or financial intermediary regarding any election to receive distributions in cash.

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our condensed consolidated financial statements as of June 30, 2017 for more information. The GSVC Holdings included in our condensed consolidated financial statements are taxable subsidiaries, regardless of whether we are a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Borrowings

Convertible Senior Notes Payable

On September 17, 2013, we issued $69 million aggregate principal amount of Convertible Senior Notes (including $9 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of June 30, 2017, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 83.3596 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2017 for more information regarding the Convertible Senior Notes.

Credit Facility

On May 31, 2017, we entered into the Loan Agreement with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide us with the $12 million Credit Facility. The Credit Facility, among other things, matures on the later of (i) August 15, 2018 or (ii) thirty days prior to the due date of the Convertible Senior Notes, which mature on September 15, 2018. The Credit Facility bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, a facility fee of $60,000 was charged upon closing of the Credit Facility, and the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears. Refer to “Note 9 — Long-Term Liabilities” to our condensed consolidated financial statements as of June 30, 2017 for more information regarding the Credit Facility.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2017 for further detail regarding our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

Recent Developments

Portfolio Activity

From June 30, 2017 through August 9, 2017, we did not purchase any investments.

From June 30, 2017 through August 9, 2017, we sold investments of $5,739,896 net of transaction costs as shown in following table:

Sales by Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/ (Loss)
Chegg, Inc.	7/20/17	200,000	$14.01	$2,802,995	$431,849
Chegg, Inc.	7/25/17	100,000	14.29	1,429,447	243,874
Chegg, Inc.	7/26/17	100,000	14.98	1,498,105	312,532
Chegg, Inc.	8/3/17	600	15.58	9,349	2,236
Totals				$5,739,896	$990,491

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s).

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

Management Transition

On August 8, 2017, we announced Michael Moe’s resignation as our Chief Executive Officer, effective August 11, 2017, and that our board of directors had appointed Mark Klein, a member of our board of directors and a consultant to GSV Asset Management, to serve as our Chief Executive Officer, effective August 11, 2017. Mr. Moe will continue to serve in his role as Chairman of our board of directors. Further information regarding our management transition can be found in our Current Report on Form 8-K, filed with the SEC on August 8, 2017.

Share Repurchase Program

On August 7, 2017, our board of directors authorized a discretionary share repurchase program of shares of our common stock, $0.01 par value per share, of up to $5.0 million over the next twelve months, until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. Under the repurchase program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our equity investments are primarily in growth companies that in many cases have short operating histories and are generally illiquid. In addition to the risk that these companies may fail to achieve their objectives, the price we may receive for these companies in private transactions may be significantly impacted by periods of disruption and instability in the capital markets. While these periods of disruption generally have little actual impact on the operating results of our equity investments, these events may significantly impact the prices that market participants will pay for our equity investments in private transactions. This may have a significant impact on the valuation of our equity investments.

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

As of June 30, 2017, all of our debt investments bore a fixed rate of interest. As of June 30, 2017, all of our borrowings bore a fixed rate of interest with the exception of the Credit Facility, which is indexed to the prime rate. We do not expect a significant impact on net investment income or loss due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income or loss should the prime rate change.

Based on our June 30, 2017 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the six months ended June 30, 2017, assuming no changes in our investment income and borrowing structure.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$180,000	$(180,000)
Up 200 Basis points	$—	$120,000	$(120,000)
Up 100 Basis points	$—	$60,000	$(60,000)
Down 100 Basis points	$—	$(60,000)	$60,000
Down 200 Basis points	$—	$(120,000)	$120,000
Down 300 Basis points	$—	$(180,000)	$180,000

(1)	Assumes we have borrowed $12 million under the Credit Facility for the six months ended June 30, 2017. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the six months ended June 30, 2017, our actual average borrowings under the Credit Facility were $176,796.

Although we believe that this measure is indicative of our sensitivity to the above-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Item 4. Controls and Procedures

As of June 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the six months ended June 30, 2017, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2016:

If we default under the Credit Facility or any other future indebtedness, we may not be able to make payments on the Convertible Senior Notes.

Any default under the Credit Facility or any other future indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the Convertible Senior Notes and substantially decrease the market value of the Convertible Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness may have the ability to elect to declare all the funds borrowed thereunder due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future may elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we may be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Convertible Senior Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

If we default under the Credit Facility or any future borrowing facility we enter into or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.

Substantially all of our assets are pledged as collateral under the Credit Facility. In the event that we default under the Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
10.1	Second Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC*
10.2	Loan and Security Agreement between GSV Capital Corp. and Western Alliance Bank, dated as of May 31, 2017(3)
11.1	Statement re Computation of per Share Earnings (Included in “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” to our Condensed Consolidated Financial Statements contained in this report)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.
(3)	Previously filed in connection with Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2017, and incorporated by reference herein.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of June 30, 2017 (unaudited)

Control Investments Portfolio Company/ Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized and Unrealized Gains/(Losses)	Fair Value June 30, 2017
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,650,838	$—	$—	$—	$4,650,838
Preferred shares, Series B	—	4,470,403	—	—	—	4,470,403
Preferred shares, Series A	—	499,796	—	—	—	499,796
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 07/31/2017***	59,263	427,900	52,829	—	27,412	508,141
Unsecured Promissory Note 12% Due 5/29/2017***(5)	50,146	496,725	24,195	(526,000)	5,080	—
Unsecured Promissory Note 12% Due 11/29/2017***(5)	17,368	—	467,200	—	—	467,200
Preferred stock Series A-4	—	2,715,910	—	—	2,157,845	4,873,755
Preferred stock Series A-3	—	952,591	—	—	749,580	1,702,171
Preferred stock Series A-2	—	166,500	—	—	130,500	297,000
Preferred stock Series A-1	—	270,000	—	—	220,000	490,000
Common shares	—	—	—	—	—	—
Preferred Warrant Series A-3 – Strike Price $1.33, Expiration Date 4/4/2019	—	5,625	—	—	7,500	13,125
Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 10/6/2019	—	40,000	—	—	110,000	150,000
Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 7/18/2021	—	22,500	—	—	65,000	87,500
Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 11/29/2021	—	9,000	—	—	26,000	35,000
Preferred Warrant Series B – Strike Price $2.31, Expiration Date 6/30/2022(5)	—	—	70,379	—	10,871	81,250
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A***	300,000	4,309,778	—	—	(2,780,534)	1,529,244
Common shares	—	—	—	—	—	—
Total Control Investments	$426,777	$19,037,566	$614,603	$(526,000)	$729,254	$19,855,423

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of June 30, 2017 (unaudited) – (continued)

Affiliate Investments Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at June 30, 2017
AlwaysOn, Inc.(7)
Preferred shares, Series A-1	$—	$—	$—	$—	$—	$—
Preferred shares, Series A	—	—	—	—	—	—
Preferred warrants Series A, $1.00 strike price, expire 1/9/2017	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 11/17/2017***	1,865	26,544	3,164	—	(1,700)	28,008
Preferred shares, Series A	—	484,769	—	—	(484,769)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	—	—	—	—	—
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	—	—	—	—	—
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	—	—	—	—	—
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	—	—	—	—	—	—
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	—	—	—	—	—
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(3)	46,273	1,166,400	—	—	—	1,166,400
Convertible preferred shares, Series D	—	775,861	—	—	—	775,861
Convertible preferred shares, Series C	—	1,913,484	—	—	(743,534)	1,169,950
Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/25/2018	—	4,395	—	—	—	4,395
Curious.com Inc.
Preferred shares, Series B	—	9,984,954	280	—	(1,051,905)	8,933,329
Declara, Inc.
Convertible Promissory Note 9% Due 12/31/2017***(6)	94,645	2,827,020	—	—	—	2,827,020
Preferred shares, Series A	—	4,786,654	—	—	(392,934)	4,393,720
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	—	—	500,000
Preferred shares, Series A	—	588,294	—	—	(88,985)	499,309
Global Education Learning (Holdings) Ltd.**(8)
Preferred shares, Series A	—	—	—	—	—	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	(44,657)	1,955,341
Preferred shares, Series B	—	223,763	—	—	(28,713)	195,050

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of June 30, 2017 (unaudited) – (continued)

Affiliate Investments Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees and Interest	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at June 30, 2017
Ozy Media, Inc.
Convertible Promissory Note 5%, Due 02/28/2018***	$49,589	$2,000,000	$—	$—	$—	$2,000,000
Preferred shares, Series B	—	4,999,999	—	—	—	4,999,999
Preferred shares, Series A	—	3,000,000	—	—	—	3,000,000
Preferred shares, Series Seed	—	610,000	—	—	(110,000)	500,000
Strategic Data Command, LLC(4)
Common shares	—	2,052,555	—	—	107,445	2,160,000
Total Affiliate Investments	$192,372	$42,444,690	$3,444	$—	$(2,839,752)	$39,608,382

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their IPO. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management, LLC’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income-producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary, GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary, GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(4)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary, GSVC SVDS Holdings, Inc.
(5)	On May 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to November 29, 2017 in exchange for 125,000 Series B warrants. For accounting purposes, the extension of the maturity date was treated as an extinguishment of the existing note and creation of a new note. Refer to “Note 3 — Investments at Fair Value.”
(6)	On July 1, 2017, the maturity date of the convertible promissory note to Declara, Inc. was extended to December 31, 2017.
(7)	The Company wrote-off its investment in AlwaysOn, Inc. during the three months ended March 31, 2017.
(8)	The Company wrote-off its investment in Global Education Learning (Holdings) Ltd. during the three months ended June 30, 2017.

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016

Control Investments Portfolio Company/Type of Investment*	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment To Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
StormWind, LLC(1)
Preferred shares, Series C	$—	$4,599,718	$—	$—	$—	$—	$51,120	$4,650,838
Preferred shares, Series B	—	4,633,228	—	—	—	—	(162,825)	4,470,403
Preferred shares, Series A	—	518,000	—	—	—	—	(18,204)	499,796
NestGSV, Inc. (d/b/a GSV Labs, Inc.)
Convertible Promissory Note 8% Due 07/31/2017***	16,889	—	—	425,620	31,972	—	(29,692)	427,900
Convertible Promissory Note 8% Due 06/30/16***	48,248	—	—	(500,000)	500,000	—	—	—
Promissory Note 10% Due 11/23/2016	26,000	—	—	—	500,000	(500,000)	—	—
Unsecured Promissory Note 12% Due 05/29/2017	10,862	—	—	—	501,802	—	(5,077)	496,725
Preferred shares, Series D	—	4,960,565	—	(4,904,498)	—	—	(56,067)	—
Preferred shares, Series C	—	1,733,404	—	(2,005,730)	—	—	272,326	—
Preferred shares, Series B	—	—	—	(605,500)	—	—	605,500	—
Preferred shares, Series A	—	—	—	(1,021,778)	—	—	1,021,778	—
Preferred stock Series A-4	—	—	—	4,904,498	—	—	(2,188,588)	2,715,910
Preferred stock Series A-3	—	—	—	2,005,730	—	—	(1,053,139)	952,591
Preferred stock Series A-2	—	—	—	605,500	—	—	(439,000)	166,500
Preferred stock Series A-1	—	—	—	1,021,778	—	—	(751,778)	270,000
Common shares	—	—	—	—	—	—	—	—
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 10/6/2019	—	—	—	—	—	—	40,000	40,000
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 7/18/2021	—	—	—	74,380	—	—	(51,880)	22,500
Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 11/29/2021	—	—	—	—	29,275	—	(20,275)	9,000
Preferred Warrant Series A-3 – Strike Price $1.33333, Expiration Date 4/4/2019	—	—	—	—	—	—	5,625	5,625
Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	145,000	—	—	—	—	(145,000)	—
Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019	—	31,875	—	—	—	—	(31,875)	—
Preferred warrants Series D – Strike Price $1.33, Expiration Date 7/18/2021	—	—	—	—	—	—	—	—
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)
Preferred shares, Class A	—	6,250,000	—	—	—	—	(1,940,222)	4,309,778
Common shares	—	—	—	—	—	—	—	—
Total Control Investments	$101,999	$22,871,790	$—	$—	$1,563,049	$(500,000)	$(4,897,273)	$19,037,566

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016 – (continued)

Affiliate Investments Portfolio Company/Type of Investment*	Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Affiliate Investment To Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
AlwaysOn, Inc.
Preferred shares, Series A-1	$—	$133,978	$—	$—	$—	$—	$(133,978)	$—
Preferred shares, Series A	—	191,993	—	—	—	—	(191,993)	—
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	—	—	—	—	—	—	—	—
Whittle Schools, LLC(2)
Preferred shares, Series B	—	3,000,000	—	—	—	—	—	3,000,000
Common shares	—	1,500,000	—	—	—	—	—	1,500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))
Promissory Note, 12%, 11/17/2017***	3,304	25,000	—	—	736	—	808	26,544
Preferred shares, Series A	—	1,156,175	—	—	—	—	(671,406)	484,769
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	—	429	—	—	—	—	(429)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	—	14,065	—	—	—	—	(14,065)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	—	3,088	—	—	—	—	(3,088)	—
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	—	12,864	—	—	—	—	(12,864)	—
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	—	55,000	—	—	—	—	(55,000)	—
CUX, Inc. (d/b/a CorpU)
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(3)	87,318	1,080,000	—	—	86,400	—	—	1,166,400
Convertible preferred shares, Series D	—	775,861	—	—	—	—	—	775,861
Convertible preferred shares, Series C	—	1,959,127	—	—	—	—	(45,643)	1,913,484
Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	—	10,142	—	—	—	—	(5,747)	4,395
Curious.com Inc.
Preferred shares, Series B	—	9,996,311	—	—	2,000,003	—	(2,011,360)	9,984,954
Declara, Inc.
Convertible Promissory Note 9% Due 6/30/2017***	120,523	2,000,000	—	—	120,658	—	706,362	2,827,020
Preferred shares, Series A	—	9,999,999	—	—	—	—	(5,213,345)	4,786,654
EdSurge, Inc.
Preferred shares, Series A-1	—	500,000	—	—	400	—	(400)	500,000
Preferred shares, Series A	—	524,867	—	—	—	—	63,427	588,294
Fullbridge, Inc.(6)
Convertible Promissory Note, 10% Due 3/2/2016	(85,829)	1,020,859	(354,075)	—	400	—	(667,184)	—
Convertible Promissory Note, 10% Due 3/14/2017	—	—	(935,849)	—	1,000,000	—	(64,151)	—
Preferred shares, Series D	—	3,111,714	—	—	1,040	—	(3,112,754)	—
Preferred shares, Series C	—	1,625,001	—	—	—	—	(1,625,001)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020	—	2,831	—	—	—	—	(2,831)	—
Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020	—	1,862	—	—	—	—	(1,862)	—

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016 – (continued)

Affiliate Investments Portfolio Company/Type of Investment*	Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Affiliate Investment To Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized and Unrealized Gains/(Losses)	Fair Value at December 31, 2016
Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019	$—	$1,923	$—	$—	$—	$—	$(1,923)	$—
Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019	—	4,121	—	—	—	—	(4,121)	—
Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018	—	824	—	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018	—	824	—	—	—	—	(824)	—
Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019	—	7,143	—	—	—	—	(7,143)	—
Global Education Learning (Holdings) Ltd.**
Preferred shares, Series A	—	—	—	—	120	—	(120)	—
Maven Research, Inc.
Preferred shares, Series C	—	1,999,998	—	—	—	—	—	1,999,998
Preferred shares, Series B	—	249,691	—	—	—	—	(25,928)	223,763
Orchestra One, Inc. (f/k/a Learnist Inc.)(4)
Common shares	—	4,364	(4,364)	—	—	—	—	—
Ozy Media, Inc.
Convertible Promissory Note 5%, Due 02/28/2018***	33,700	—	—	—	2,000,000	—	—	2,000,000
Preferred shares, Series B	—	4,690,178	—	—	—	—	309,821	4,999,999
Preferred shares, Series A	—	3,907,004	—	—	—	—	(907,004)	3,000,000
Preferred shares, Series Seed	—	1,531,812	—	—	—	—	(921,812)	610,000
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)(6)
Preferred shares, Series E	—	13,974,887	(13,974,887)	—	—	—	—	—
Strategic Data Command, LLC(5)
Common shares	—	1,001,650	—	—	—	—	1,050,905	2,052,555
Total Affiliate Investments	$159,016	$66,075,585	$(15,269,175)	$—	$5,209,757	$—	$(13,571,477)	$42,444,690

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless identified. Equity investments are subject to lock-up restrictions upon their IPO.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended.
***	Investment is income-producing.
(1)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary GSVC SW Holdings, Inc.
(2)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(3)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

Schedule 12-14 — Schedule of Investments in and Advances to Affiliates
as of December 31, 2016 – (continued)

(4)	GSV Capital Corp.’s ownership percentage in Orchestra One, Inc. (f/k/a Learnist Inc.) decreased to below 5% and, as such, Orchestra One, Inc. is no longer classified as an “affiliate investment” as of September 30, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of September 30, 2016 to indicate that the investment in Orchestra One, Inc., while still held as of September 30, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940, as amended.
(5)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary GSVC SVDS Holdings, Inc.
(6)	GSV Capital Corp.’s ownership percentage in Handle Financial, Inc. (f/k/a PayNearMe, Inc.) and Fullbridge, Inc. decreased to below 5% and, as such, Handle Financial, Inc. (f/k/a PayNearMe, Inc.) and Fullbridge, Inc. are no longer classified as “affiliate investments” as of December 31, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of December 31, 2016 to indicate that the investment in Handle Financial, Inc. (f/k/a PayNearMe, Inc.) and Fullbridge, Inc., while still held as of December 31, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSV CAPITAL CORP.
Date: August 9, 2017	By: /s/ Michael T. Moe Michael T. Moe Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2017	By: /s/ William Tanona William Tanona Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)