Form 10-Q
period 2017-09-30
GSV Capital Corp.
filed 2017-11-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

The issuer had 21,321,882 shares of common stock, $0.01 par value per share, outstanding as of November 9, 2017.

GSV CAPITAL CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $172,562,763 and $204,101,445, respectively)	$234,922,519	$200,532,890
Non-controlled/affiliate investments (cost of $49,198,848 and $51,773,388, respectively)(1)	29,787,226	42,444,690
Controlled investments (cost of $23,101,258 and $22,893,441, respectively)(1)	25,066,337	19,037,566
Investments in treasury bill (cost of $99,991,125 and $29,998,750, respectively)	99,994,000	29,998,490
Total Investments (cost of $344,853,994 and $308,767,024, respectively)	389,770,082	292,013,636
Cash	5,154,436	8,332,634
Interest and dividends receivable	218,437	92,946
Prepaid expenses and other assets	297,785	213,942
Deferred financing costs	425,316	311,268
Total Assets	395,866,056	300,964,426
LIABILITIES
Due to:
GSV Asset Management(1)	323,897	422,025
Accounts payable and accrued expenses	257,386	335,611
Accrued incentive fees(1)	9,608,629	2,126,444
Accrued management fees(1)	—	524,054
Accrued interest payable	156,104	1,056,563
Payable for shares repurchased	153,560	—
Payable for securities purchased	89,491,125	26,498,750
Deferred tax liability	10,332,666	10,359,371
Credit facility payable	8,000,000	—
Convertible Senior Notes Payable 5.25% due September 15, 2018(2)	68,162,724	67,512,798
Total Liabilities	186,486,091	108,835,616
Commitments and contingencies (Notes 6 and 9)
Net Assets	$209,379,965	$192,128,810
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 21,606,894 and 22,181,003 issued and outstanding, respectively)	$216,069	$221,810
Paid-in capital in excess of par	218,442,567	221,237,636
Accumulated net investment loss	(18,761,130)	(1,443,996)
Accumulated net realized losses on investments	(25,100,964)	(773,882)
Accumulated net unrealized appreciation/(depreciation) of investments	34,583,423	(27,112,758)
Net Assets	$209,379,965	$192,128,810
Net Asset Value Per Share	$9.69	$8.66

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	The Convertible Senior Notes have a face value of $69,000,000. Refer to “Note 9 — Debt Capital Activities” for a reconciliation of the carrying value to the face value.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income/(reversal of interest accrual)	$(21,447)	$2,503	$(4,640)	$11,906
Other income	—	—	73,096	—
Non-controlled/affiliate investments:
Interest income/(reversal of interest accrual)(1)	(48,398)	61,145	143,974	79,858
Controlled investments:
Interest income(1)	69,757	23,000	196,534	43,417
Dividend income(1)	175,000	—	475,000	—
Total Investment Income	174,912	86,648	883,964	135,181
OPERATING EXPENSES
Management fees(1)	1,397,332	1,625,963	4,210,932	5,324,186
Incentive fees/(reversal of incentive fee accrual)(1)	3,334,052	220,719	7,482,185	(7,805,089)
Costs incurred under administration agreement(1)	472,413	627,444	1,453,007	1,926,085
Directors’ fees	86,250	86,250	242,230	258,750
Professional fees	353,933	416,353	1,318,931	1,441,856
Interest expense	1,207,548	1,189,736	3,489,381	3,557,225
Tax expense	4,889	—	51,379	—
Other expenses	119,122	141,838	479,419	558,856
Total Operating Expenses	6,975,539	4,308,303	18,727,464	5,261,869
Management fee waiver	(174,666)	—	(526,366)	—
Total operating expenses, net of waiver of management fees	6,800,873	4,308,303	18,201,098	5,261,869
Net Investment Loss	(6,625,961)	(4,221,655)	(17,317,134)	(5,126,688)
Realized Gains/(Losses):
Non-controlled/non-affiliate investments	1,033,577	2,658,715	(21,748,173)	(2,311,994)
Non-controlled/affiliate investments	—	—	(2,578,909)	—
Net Realized Gains/(Losses)	1,033,577	2,658,715	(24,327,082)	(2,311,994)
Change in Unrealized Appreciation/(Depreciation):
Non-controlled/non-affiliate investments	20,367,064	938,936	65,931,446	(27,841,477)
Non-controlled/affiliate investments	(9,822,081)	(584,077)	(10,082,924)	(6,951,895)
Controlled investments	5,091,700	(1,616,568)	5,820,954	(1,823,224)
Total Change in Unrealized Appreciation/(Depreciation)	15,636,683	(1,261,709)	61,669,476	(36,616,596)
Benefit from taxes on unrealized depreciation of investments	26,705	551,310	26,705	551,310

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Increase/(Decrease) in Net Assets Resulting from Operations	$10,071,004	$(2,273,339)	$20,051,965	$(43,503,968)
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$0.46	$(0.10)	$0.91	$(1.96)
Diluted(2)	$0.40	$(0.10)	$0.84	$(1.96)
Weighted-Average Common Shares Outstanding
Basic	22,000,571	22,181,003	22,120,198	22,181,003
Diluted(2)	27,752,386	22,181,003	27,872,013	22,181,003

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.
(2)	For the three and nine months ended September 30, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Change in Net Assets Resulting from Operations
Net investment loss	$(17,317,134)	$(5,126,688)
Net realized losses on investments	(24,327,082)	(2,311,994)
Net change in unrealized appreciation/(depreciation) of investments	61,669,476	(36,616,596)
Benefit from taxes on unrealized depreciation of investments	26,705	551,310
Net Increase/(Decrease) in Net Assets Resulting from Operations	20,051,965	(43,503,968)
Change in Net Assets Resulting from Capital Transactions
Distributions from realized gains	—	(820,753)
Distributions from return of capital	—	(66,487)
Total distributions	—	(887,240)
Repurchases of common stock	(2,800,810)	—
Net Decrease in Net Assets Resulting from Capital Transactions	(2,800,810)	(887,240)
Total Increase/(Decrease) in Net Assets	17,251,155	(44,391,208)
Net assets at beginning of period	192,128,810	268,010,945
Net Assets at End of Period	$209,379,965	$223,619,737
Capital Share Activity
Shares repurchased	(574,109)	—
Shares outstanding at beginning of period	22,181,003	22,181,003
Shares Outstanding at End of Period	21,606,894	22,181,003

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$20,051,965	$(43,503,968)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses on investments	24,327,082	2,311,994
Net change in unrealized (appreciation)/depreciation of investments	(61,669,476)	36,616,596
Deferred tax liability	(26,705)	(551,310)
Amortization of discount on Convertible Senior Notes	649,926	645,891
Amortization of deferred financing costs	27,751	165,999
Amortization of fixed income security premiums and discounts	(115,162)	(9,808)
Paid-in-kind-interest	(24,564)	—
Change in restricted cash	—	(62,500)
Purchases of investments in:
Portfolio investments	(2,080)	(13,019,822)
United States treasury bills	(260,045,503)	(89,999,458)
Proceeds from sales or maturity of investments in:
Portfolio investments	9,773,257	25,631,067
United States treasury bills	190,000,000	3,685,000
United States treasuries strips	—	90,000,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	—	143,749
Due from portfolio companies(1)	—	55,692
Prepaid expenses and other assets	(83,843)	(87,412)
Interest and dividends receivable	(125,491)	(125,178)
Due to GSV Asset Management(1)	(98,128)	(4,151,497)
Payable for securities purchased	62,992,375	552
Accounts payable and accrued expenses	(78,225)	258,652
Accrued incentive fees(1)	7,482,185	(7,805,089)
Accrued management fees(1)	(524,054)	(141,435)
Accrued interest payable	(900,459)	(905,625)
Net Cash Used in Operating Activities	(8,389,149)	(847,910)
Cash Flows from Financing Activities
Borrowings under credit facility	16,000,000	3,500,000
Repayments under credit facility	(8,000,000)	(3,500,000)
Repurchases of common stock	(2,647,250)	—
Deferred credit facility costs	(41,486)	—
Deferred offering costs	(100,313)	(169,614)
Dividends distributed	—	(887,240)
Net Cash Provided by/(Used in) Financing Activities	5,210,951	(1,056,854)
Total Decrease in Cash Balance	(3,178,198)	(1,904,764)
Cash Balance at Beginning of Period	8,332,634	13,349,877
Cash Balance at End of Period	$5,154,436	$11,445,113
Supplemental Information:
Interest paid	$3,679,244	$3,650,961
Taxes paid	$52,481	$—

(1)	This balance is a related-party transaction. Refer to “Note 2 — Related-Party Arrangements” for more detail.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(UNAUDITED)
September 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$1,955,290	0.93%
Common shares, Class A		5,773,690	16,189,935	34,545,111	16.49%
Total			17,198,903	36,500,401	17.42%
JAMF Holdings, Inc.(14)	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	1,468,800	9,999,928	35,177,778	16.79%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	32,283,584	15.41%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	18,364,968	8.77%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	6,954,844	3.32%
Common shares		760,000	8,641,153	9,567,086	4.57%
Total			13,656,926	16,521,930	7.89%
StormWind, LLC(2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	7,856,020	3.75%
Preferred shares, Series B		3,279,629	2,019,687	6,000,048	2.86%
Preferred shares, Series A		366,666	110,000	508,741	0.24%
Total			6,130,474	14,364,809	6.85%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,924,582	2.83%
Common shares		133,213	2,999,983	5,960,277	2.85%
Total			5,999,961	11,884,859	5.68%
Chegg, Inc.**	Santa Clara, CA
Common shares(3)(13)	Online Education Services	782,192	9,273,458	11,607,729	5.54%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.24%
Preferred shares, Series C-1		3,378,379	10,000,002	10,000,002	4.77%
Total			10,502,083	10,500,003	5.01%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,405,629	4.97%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	0.95%
Preferred shares, Series B		922,509	4,999,999	4,390,887	2.10%
Preferred shares, Series A		1,090,909	3,000,200	2,633,784	1.26%
Preferred shares, Series Seed		500,000	500,000	438,964	0.21%
Total			10,500,199	9,463,635	4.52%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
September 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(2)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2018***(15)	Global Innovation Platform	$560,199	$563,479	$560,199	0.27%
Unsecured Promissory Note 12% Due 11/29/2017***(11)		$557,735	533,353	533,353	0.25%
Preferred shares, Series A-4		3,720,424	4,904,498	5,189,348	2.48%
Preferred shares, Series A-3		1,561,625	2,005,730	1,815,164	0.87%
Preferred shares, Series A-2		450,001	605,500	313,836	0.15%
Preferred shares, Series A-1		1,000,000	1,021,778	523,060	0.25%
Common shares		200,000	1,000	—	—%
Preferred Warrants Series A-3 – Strike Price $1.33 – Expiration Date 4/4/2019		187,500	—	13,125	0.01%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 10/6/2019		500,000	—	165,000	0.08%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 7/18/2021		250,000	74,380	100,000	0.05%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 11/29/2021		100,000	29,275	40,000	0.02%
Preferred Warrant Series B – Strike Price $2.31, Expiration Date 5/29/2022(11)		125,000	70,379	81,250	0.04%
Total			9,809,372	9,334,335	4.47%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	128,563	2,503,585	3,709,840	1.77%
Preferred shares, Series D		176,266	1,792,749	5,086,367	2.43%
Total			4,296,334	8,796,207	4.20%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,522	2,408,120	1.15%
Common shares		1,524,799	5,476,502	3,711,007	1.77%
Total			6,977,024	6,119,127	2.92%
Curious.com, Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	5,960,187	2.85%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	4,000,000	1.91%
Preferred shares, Series A		879,198	1,002,440	1,447,844	0.69%
Total			5,002,720	5,447,844	2.60%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,205,476	0.58%
Preferred shares, Series B		904,977	2,063,356	3,619,908	1.73%
Total			3,164,265	4,825,384	2.31%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,592,322	2.19%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-Focused Private School	10,014,270	10,151,854	4,514,409	2.16%
Whittle Schools, LLC(1)(5)	New York, NY
Preferred shares, Series B	Globally-Focused Private School	3,000,000	3,000,000	3,000,000	1.43%
Common shares		229	1,577,097	1,500,000	0.72%
Total			4,577,097	4,500,000	2.15%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
September 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	$4,999,999	$3,688,268	1.76%
CUX, Inc. (d/b/a CorpU)(1)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(8)	Corporate Education	$1,166,400	1,166,400	1,166,400	0.56%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.37%
Convertible preferred shares, Series C		615,763	2,006,077	1,306,396	0.62%
Preferred Warrants Series D – Strike Price $4.59 – Expiration Date 2/25/2018		16,903	—	2,535	—%
Total			3,951,084	3,251,192	1.55%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)(10)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	707,991	2,506,119	3,069,644	1.47%
Declara, Inc.(1)	Palo Alto, CA
Convertible Promissory Note 9% Due 12/31/2017(12)(16)	Social Cognitive Learning	$2,120,658	2,121,458	2,210,411	1.06%
Preferred shares, Series A		10,716,390	9,999,999	794,769	0.38%
Total			12,121,457	3,005,180	1.44%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,650,687	0.79%
Preferred shares, Series A		3,579,610	758,017	825,343	0.39%
Total			2,260,379	2,476,030	1.18%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,326,864	1.11%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	69,384	0.03%
Total			2,282,844	2,396,248	1.14%
Strategic Data Command, LLC(1)(7)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	2,057,155	0.98%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	0.95%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	540,270	1,001,815	1,759,577	0.84%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(2)	Woodside, CA
Preferred shares, Class A***	Clean Technology	14,300,000	7,151,412	1,367,193	0.65%
Common shares		100,000	10,000	—	—%
Total			7,161,412	1,367,193	0.65%
EdSurge, Inc.(1)	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.24%
Preferred shares, Series A		494,365	500,801	500,001	0.24%
Total			1,002,161	1,000,001	0.48%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	849,550	0.41%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
September 30, 2017

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	$1,436,404	$591,004	0.28%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Promissory note 1.47%, Due 11/9/2021***(16)		$2,270,458	2,270,858	550,023	0.26%
Total			8,421,364	550,023	0.26%
Maven Research, Inc.(1)	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	500,000	0.24%
Preferred shares, Series B		49,505	217,206	49,876	0.02%
Total			2,217,653	549,876	0.26%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2017***(16)	Sports Analytics	$28,008	30,408	—	—%
Preferred shares, Series A		1,864,495	1,777,576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,839,914	—	—%
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)(9)	Sunnyvale, CA
Common shares	Cash Payment Network	548,034	14,000,398	—	—%
Total Portfolio Investments			244,862,869	289,776,082	138.35%
U.S. Treasury
U.S. Treasury Bill, 0%, due 10/5/2017***(3)		$100,000,000	99,991,125	99,994,000	47.74%
TOTAL INVESTMENTS			$344,853,994	$389,770,082	186.09%

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). The Company’s and GSV Asset Management LLC’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 2 — Related Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 3 — Investments at Fair Value”). All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total portfolio as of September 30, 2017, 11.26% of its total investments are non-qualifying assets.
***	Investment is income-producing.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
(UNAUDITED)
September 30, 2017

(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In and Advances To Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 3 — Investments at Fair Value”.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In and Advances To Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 3 — Investments at Fair Value”.
(3)	Denotes an investment considered Level 1 valued using observable inputs.
(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary, GSVC AV Holdings, Inc.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary, GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary, GSVC SW Holdings, Inc.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary, GSVC SVDS Holdings, Inc.
(8)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(9)	On March 28, 2017, PayNearMe, Inc. changed its name to Handle Financial, Inc. As part of the company’s restructuring process, Handle Financial, Inc. initiated a 10:1 reverse stock split.
(10)	On March 29, 2017, A Place for Rover, Inc. acquired DogVacay, Inc. and, pursuant to a plan of reorganization, the Company received common shares of A Place for Rover Inc. in exchange for the Company’s previously held Series B-1 preferred shares of DogVacay, Inc.
(11)	On May 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to November 29, 2017 in exchange for 125,000 Series B warrants. For accounting purposes, the extension of the maturity date was treated as an extinguishment of the existing note and creation of a new note. Refer to “Note 3 — Investments at Fair Value.”
(12)	On July 1, 2017, the maturity date of the convertible promissory note to Declara, Inc. was extended to December 31, 2017.
(13)	On November 12, 2013, Chegg, Inc. priced its IPO. The lock-up agreement for the Company’s Chegg, Inc. common shares expired on May 11, 2014. As a result, the Company’s Chegg, Inc. common shares are considered unrestricted.
(14)	In April 2017, JAMF Holdings, Inc. initiated a 20:1 stock split.
(15)	On July 31, 2017, the maturity date of the convertible promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to July 31, 2018.
(16)	As of September 30, 2017, the investments noted had been placed on non-accrual status.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,223,594	1.16%
Common shares, Class A		5,773,690	16,189,935	39,285,371	20.45%
Total			17,198,903	41,508,965	21.61%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	18,931,691	9.85%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	7.55%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	13,856,754	7.21%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	6,697,132	3.49%
Common shares		133,213	2,999,983	7,049,632	3.67%
Total			5,999,961	13,746,764	7.16%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	5,552,484	2.89%
Common shares		760,000	8,641,153	7,638,000	3.98%
Total			13,656,926	13,190,484	6.87%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.26%
Preferred shares, Series C-1		3,378,379	10,000,002	10,408,150	5.42%
Total			10,502,083	10,908,151	5.68%
Ozy Media, Inc.(1)	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	1.04%
Preferred shares, Series B		922,509	4,999,999	4,999,999	2.60%
Preferred shares, Series A		1,090,909	3,000,200	3,000,000	1.56%
Preferred shares, Series Seed		500,000	500,000	610,000	0.32%
Total			10,500,199	10,609,999	5.52%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,532,304	5.48%
Curious.com Inc.(1)	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	9,984,954	5.20%
StormWind, LLC(2)(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,650,838	2.42%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.33%
Preferred shares, Series A		366,666	110,000	499,796	0.26%
Total			6,130,474	9,621,037	5.01%
Chegg, Inc.**(18)	Santa Clara, CA
Common shares	Online Education Services	1,182,792	14,022,863	8,729,005	4.54%
Declara, Inc.(1)	Palo Alto, CA
Convertible Promissory Note 9% Due 6/30/2017***(12)	Social Cognitive Learning	$2,120,658	2,120,658	2,827,020	1.47%
Preferred shares, Series A		10,716,390	9,999,999	4,786,654	2.49%
Total			12,120,657	7,613,674	3.96%

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

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	$309,310	$881,367	0.46%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Junior note 1.49%, Due 11/9/2021		2,270,458	2,270,858	877,359	0.46%
Total			8,421,364	877,359	0.46%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))(1)	New York, NY
Promissory Note 12%, Due 11/17/2017***(15)	Sports Analytics	$25,000	26,840	26,544	0.01%
Preferred shares, Series A		1,864,495	1,777,576	484,769	0.26%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,836,346	511,313	0.27%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	505,744	0.26%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A(11)	Financial Services	540,270	1,001,815	307,954	0.16%
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	Sunnyvale, CA
Common shares(13)	Cash Payment Network	5,480,348	14,000,398	164,410	0.09%
Global Education Learning (Holdings) Ltd.(1)**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
AlwaysOn, Inc.(1)	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	—	—%
Preferred shares, Series A		1,066,626	1,027,391	—	—%
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017		109,375	—	—	—%
Total			1,903,414	—	—%
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	4,959,614	—	—%
Cricket Media (f/k/a ePals Inc.)(10)	Herndon, VA
Common shares	Online Education	133,333	2,448,959	—	—%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, Due 2/26/2017 ***(9)(3)	Equity Crowdfunding	$50,000	$50,840	$—	—%
Preferred shares, Series A		165,715	261,598	—	—%
Total			312,438	—	—%
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	Milpitas, CA
Convertible Promissory Note 9%, Due 5/10/2017***(3)(16)	Solar Power	$250,000	254,444	—	—%
Preferred shares, Series D		1,613,413	2,419,751	—	—%
Preferred shares, Series C		5,300,158	11,598,648	—	—%
Total			14,272,843	—	—%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	—	—%
Total Portfolio Investments			278,768,274	262,015,146	136.38%
U.S. Treasury
U.S. Treasury Bill, 0%, due 1/5/2017***(18)		$30,000,000	29,998,750	29,998,490	15.62%
TOTAL INVESTMENTS			$308,767,024	$292,013,636	152.00%

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). The Company’s and GSV Asset Management LLC’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 2 — Related Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 3 — Investments at Fair Value”).
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total portfolio as of December 31, 2016, 9.47% of its total investments are non-qualifying assets.
***	Investment is income-producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 3 — Investments at Fair Value”.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 3 — Investments at Fair Value”.
(3)	As of December 31, 2016, the investments noted had been placed on non-accrual status.
(4)	GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly-owned subsidiary GSVC AV Holdings, Inc.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016

(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.
(8)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(9)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on February 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Earlyshares.com, Inc., or (b) the maturity of the note (February 26, 2017).
(10)	On June 6, 2016, Cricket Media (f/k/a ePals Inc.) declared a 10:1 reverse split of its common shares.
(11)	On July 29, 2016, Aspiration Partners, Inc. declared a 30:1 split of its preferred shares.
(12)	On December 30, 2016, Declara, Inc. extended the maturity date of the note held for one year until June 30, 2017.
(13)	On December 21, 2016, Handle Financial, Inc. (f/k/a PayNearMe, Inc.) converted its Series E Preferred shares into Common Class A shares on a 1:1 basis.
(14)	On December 15, 2016, NestGSV, Inc. (d/b/a GSV Labs, Inc.) converted its Series A, B, C, and D Preferred shares into Series A-1, A-2, A-3, and A-4 preferred shares, respectively, on a 1:1 basis.
(15)	On December 31, 2016, Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) extended the maturity date of the note held for one year until November 17, 2017.
(16)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2016. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by Beamreach Solar, Inc. (f/k/a Solexel, Inc.), or (b) the maturity of the note (May 10, 2017).
(17)	On October 26, 2016, the Snap Inc. board of directors approved a distribution of shares of Class A common stock as a dividend to the holders of all preferred stock and common stock outstanding on October 31, 2016. One share of Class A common stock was distributed for each share of preferred stock and common stock outstanding.
(18)	Denotes an investment considered Level 1 and valued using observable inputs.

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The table below displays all the Company’s subsidiaries as of September 30, 2017, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Summary of Significant Accounting Policies — Basis of Consolidation” below for further detail.

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
September 30, 2017
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

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 3 — Investments at Fair Value.” for an overview of the Company’s industry and geographic concentrations.

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
September 30, 2017
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
September 30, 2017
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2017 and December 31, 2016.

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
September 30, 2017
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

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company’s capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company may use an option pricing model to allocate value to each equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. When equity-linked securities expire worthless, any cost associated with these positions is recognized as a realized loss on investments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. In the event these securities are exercised into common or preferred stock, the cost associated with these securities is reassigned to the cost basis of the new common or preferred stock. These conversions are noted as non-cash operating items on the Condensed Consolidated Statements of Cash Flows.

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
September 30, 2017
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

Portfolio Company Investment Classification

GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2017 and December 31, 2016, respectively, for details regarding the nature and composition of the Company’s investment portfolio.

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

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of September 30, 2017, and December 31, 2016, the Company had deferred financing costs of $425,316 and $311,268, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At September 30, 2017 and December 31, 2016, the Company had no escrow deposits.

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

To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

If the Company does not distribute (or is not deemed to have distributed) each calendar year a sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), it generally will be required to pay an excise tax equal to 4% of the amount by which the Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will exceed estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the condensed consolidated financial statements of the Company. Included in the Company’s condensed consolidated financial statements, the GSVC Holdings are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s condensed consolidated financial statements.

If it is not treated as a RIC, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify for tax treatment as a RIC. If the Company fails to requalify for tax treatment as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. The Company was taxed a C corporation for its 2012 and 2013 taxable years. Refer to “Note 8 — Income Taxes” for further details regarding the Company’s tax status.

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
September 30, 2017
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recently Issued Accounting Standards

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires (i) that all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings, and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, ASU 2016-01 changes the disclosure requirements for financial instruments. ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We do not believe that ASU 2016-01 will have a material impact on our consolidated financial statements and disclosures.

NOTE 2 — RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Advisory Agreement”). Under the terms of the agreement, GSV Asset Management is paid a quarterly management fee and an annual incentive fee. GSV Asset Management is controlled by Michael Moe, the Executive Chairman of the Company’s board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Advisory Agreement. Mr. Moe and William Tanona, the Company’s President, Chief Financial Officer, Treasurer and Corporate Secretary, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. Mark Klein, the Company’s Chief Executive Officer and a member of the Company’s board of directors, or entities with which he is affiliated, receives fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

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

Management Fees

Under the terms of the Advisory Agreement, GSV Asset Management is paid a base management fee of 2.0% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. Effective January 1, 2017 through December 31, 2017, however, pursuant to a voluntary waiver by GSV Asset Management, the Company will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company. GSV Asset Management earned $1,397,332 and $4,210,932 in management fees for the three and nine months

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

ended September 30, 2017, respectively. GSV Asset Management earned $1,625,963 and $5,324,186 in management fees for the three and nine months ended September 30, 2016, respectively. GSV Asset Management waived $174,666 and $526,366 in management fees for the three and nine months ended September 30, 2017, respectively. GSV Asset Management did not waive management fees for the three and nine months ended September 30, 2016.

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

For GAAP purposes, in accordance with the AICPA’s Technical Practice Aids (“TPA”) (TIS 6910.2), the Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2017 and December 31, 2016. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three and nine months ended September 30, 2017, the Company accrued incentive fees of $3,334,052 and $7,482,185, respectively. For the three months ended September 30, 2016, the Company accrued incentive fees of $220,719. For the nine months ended September 30, 2016, the Company reversed previously accrued incentive fees of $7,805,089.

Due to GSV Asset Management

As of September 30, 2017, there were no receivables owed to the Company by GSV Asset Management. In addition, as of September 30, 2017, the Company owed GSV Asset Management $323,897 primarily for the reimbursement of overhead allocation expenses, as well as travel expenses.

As of December 31, 2016, there were no receivables owed to the Company by GSV Asset Management. In addition, as of December 31, 2016, the Company owed GSV Asset Management $422,025 primarily for the reimbursement of overhead allocation expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. GSV Asset Management controls GSV Capital Service Company. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $472,413 and $1,453,007 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2017,

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

respectively. There were $627,444 and $1,926,085 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2016, respectively.

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

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the Executive Chairman of the Company’s board of directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s former President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of September 30, 2017, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $9,334,335 and $5,447,844, respectively. Another one of the Company’s portfolio companies, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), was previously allowed to utilize office space paid for by GSV Asset Management. SPBRX, INC. was not required to pay GSV Asset Management or the Company any consideration for rent. The Company did not consider this to be an arms-length transaction. In August 2016, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) moved out of the office space paid for by GSV Asset Management.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers and directors of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of November 9, 2017, GSV Asset Management also manages Coursera@GSV Fund, LP, and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in Coursera stock (the “Coursera Funds”). GSV Asset Management also serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures V LLC, GSV Ventures VI LLC and a pooled investment fund, GSV Ventures III LLC, each a venture capital fund (collectively, the “GSV Ventures Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds or the GSV Ventures Funds sub-advised by GSV Asset Management.

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
September 30, 2017
(Unaudited)

NOTE 2 — RELATED-PARTY ARRANGEMENTS  – (continued)

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

Management Transition

On August 8, 2017, the Company announced Michael Moe’s resignation as the Company’s Chief Executive Officer, effective August 11, 2017, and that the Company’s board of directors had appointed Mark Klein, a member of the Company’s board of directors and a consultant to GSV Asset Management, to serve as the Company’s Chief Executive Officer, effective August 11, 2017. Mr. Moe continues to serve the Company as Executive Chairman of the Company’s board of directors. Further information regarding the management transition can be found in the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At September 30, 2017, the Company had 78 positions in 37 portfolio companies. At December 31, 2016, the Company had 91 positions in 45 portfolio companies. The following table summarizes the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)			December 31, 2016
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$73,577,946	$93,284,868	44.6%	$81,274,687	$83,074,410	43.2%
Preferred Stock	153,096,417	177,391,805	84.7	174,462,577	162,238,879	84.4
Debt Investments	8,685,956	7,020,386	3.4	8,849,434	7,821,948	4.1
Warrants	229,092	471,294	0.2	158,713	150,904	0.1
Private Portfolio Companies	235,589,411	278,168,353	132.9%	264,745,411	253,286,141	131.8%
Publicly Traded Portfolio Companies
Common Stock	9,273,458	11,607,729	5.5	14,022,863	8,729,005	4.6
Total Portfolio Investments	244,862,869	289,776,082	138.4%	278,768,274	262,015,146	136.4%
Non-Portfolio Investments
U.S. Treasury Bill	99,991,125	99,994,000	47.8	29,998,750	29,998,490	15.6
Total Investments	$344,853,994	$389,770,082	186.2%	$308,767,024	$292,013,636	152.0%

The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Big Data/Cloud	$104,206,955	36.0%	49.8%	$89,852,351	34.3%	46.8%
Education Technology	100,009,977	34.5	47.7	96,498,376	36.8	50.2
Social/Mobile	52,838,226	18.2	25.2	45,836,028	17.6	23.9
Marketplaces	31,353,731	10.8	15.0	25,518,613	9.7	13.3
Sustainability	1,367,193	0.5	0.7	4,309,778	1.6	2.2
Total	$289,776,082	100.0%	138.4%	$262,015,146	100.0%	136.4%

	September 30, 2017			December 31, 2016
	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$188,509,581	65.1%	90.1%	$187,300,467	71.5%	97.5%
Mid-west	35,768,782	12.3	17.1	14,362,498	5.5	7.4
Northeast	33,214,135	11.5	15.9	41,420,490	15.8	21.6
International	32,283,584	11.1	15.4	18,931,691	7.2	9.9
Total	$289,776,082	100.0%	138.4%	$262,015,146	100.0%	136.4%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Big Data/Cloud	Big Data Consulting
Cloud Computing Services
Consumer Health Technology
Customer Relationship Manager
Data Analysis
Mobile Device Management
Smart Device Company
Social Cognitive Learning
Social Media Analytics
Education Technology	Business Education
Computer Software
Corporate Education
Education Media Platform
Education Software
Education Technology
E-Transcript Exchange
Globally-Focused Private School
Interactive Learning
Online Education
Online Education Services
Marketplaces	Cash Payment Network
Equity Crowdfunding
Financial Services
Global Innovation Platform
Knowledge Networks
On-Demand Commerce
On-Demand Transportation Services
Online Marketplace Finance
Peer-to-Peer Pet Services
Social/Mobile	Digital Media Platform Light Field Imaging Platform On-Demand Music Streaming Social Communication Social Data Platform Social Media Sports Analytics
Sustainability	Clean Technology Solar Power

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2017 and December 31, 2016 are as follows:

	As of September 30, 2017
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value Private Portfolio Companies
Common Stock	$—	$—	$93,284,868	$93,284,868
Preferred Stock	—	—	177,391,805	177,391,805
Debt Investments	—	—	7,020,386	7,020,386
Warrants	—	—	471,294	471,294
Private Portfolio Companies	—	—	278,168,353	278,168,353
Publicly Traded Portfolio Companies
Common Stock	11,607,729	—	—	11,607,729
Total Portfolio Investments	11,607,729	—	278,168,353	289,776,082
Non-Portfolio Investments
U.S. Treasury Bill	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$111,601,729	$—	$278,168,353	$389,770,082

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value Private Portfolio Companies
Common Stock	$—	$—	$83,074,410	$83,074,410
Preferred Stock	—	—	162,238,879	162,238,879
Debt Investments	—	—	7,821,948	7,821,948
Warrants	—	—	150,904	150,904
Private Portfolio Companies	—	—	253,286,141	253,286,141
Publicly Traded Portfolio Companies
Common Stock	8,729,005	—	—	8,729,005
Total Portfolio Investments	8,729,005	—	253,286,141	262,015,146
Non-Portfolio Investments
U.S. Treasury Bill	29,998,490	—	—	29,998,490
Total Investments at Fair Value	$38,727,495	$—	$253,286,141	$292,013,636

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2017 and December 31, 2016. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Investments at Fair Value” for more detail.

As of September 30, 2017
Asset	Fair Value	Valuation Approach / Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$93,284,868	Market approach	Precedent transactions	N/A
			Collateral value	N/A
			Revenue multiples	1.79x – 7.23x (4.98x)
			Liquidation Value	N/A
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0%)
			Long-term revenue growth	0.0% (0.0%)
		Option pricing model	Term to expiration (Years)	1.5 (1.5)
			Volatility	41.6% (41.6%)
Preferred stock in private companies	$177,391,805	Market approach	Precedent transactions	N/A
			Collateral value	N/A
			Revenue multiples	1.90x – 5.98x (3.59x)
			EBIT multiples	15.0x (15.0x)
			Discount for lack of control	15.0% (15.0%)
		Discounted Cash Flow(2)	Discount rate	12.0% – 40.0% (37.6%)
			Long-term revenue growth	0.0% – 12.5% (11.4%)
		Option pricing model	Term to expiration (Years)	1.5 (1.5)
			Volatility	41.6% (41.6%)
		PWERM	Liquidation Value	N/A
			Revenue multiples	2.28x – 4.29x (3.47x)
Debt investments	$7,020,386	Market approach	Liquidation Value	N/A
		PWERM	Revenue multiples	4.29x (4.29x)
			Liquidation Value	N/A
Warrants	$471,294	Option pricing model	Term to expiration (Years)	0.4 – 3.0 (2.3)
			Volatility	11.8% – 54.7% (38.5%)

(1)	As of December 31, 2016, the Company used a market approach to value certain common and preferred stock investments. As of September 30, 2017, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Investments at Fair Value” for more detail.
(2)	The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases (decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies — Investments at Fair Value” for more detail.

As of December 31, 2016
Asset	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Common stock in private companies	$83,074,410	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.2x (3.3x)
			EBIT multiples	37.5x (37.5x)
Preferred stock in private companies	$157,929,101	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.3x (2.7x)
			EBIT multiples	37.5x (37.5x)
			Subscriber multiples	669.9x (669.6x)
			Discount for lack of control	15.0% (15.0%)
	$4,309,778	PWERM	Discount rate	12.0% (12.0%)
Debt investments	$7,821,948	Market approach	Liquidation Value	N/A
Warrants	$150,904	Option pricing model	Term to expiration (Years)	1.2 – 3.0 (2.1)
			Volatility	10.4% – 49.3% (43.2%)

(1)	Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2017, as follows:

	Nine Months Ended September 30, 2017
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Transfers out of Level 3	(2,184,565)	(2,184,565)	—	—	(4,369,130)
Purchases, capitalized fees and interest	—	—	97,023	70,379	167,402
Sales of investments	—	—	(70,379)	—	(70,379)
Realized losses	(8,201,729)	(16,858,906)	(305,280)	—	(25,365,915)
Exercises, conversions and assignments(1)	2,506,119	(2,506,119)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	115,162	—	115,162
Net change in unrealized appreciation/(depreciation) included in earnings	18,090,633	36,702,516	(638,088)	250,011	54,405,072
Fair Value as of September 30, 2017	$93,284,868	$177,391,805	$7,020,386	$471,294	$278,168,353
Net change in unrealized appreciation/(depreciation) of Level 3 investments still held as of September 30, 2017	$9,888,904	$19,838,262	$(943,365)	$250,011	$29,033,812

(1)	During the nine months ended September 30, 2017, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Preferred shares, Series B-1	Common shares

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates

Transactions during the nine months ended September 30, 2017 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at September 30, 2017	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Convertible Promissory Note 8% Due 07/31/2018***	560,199	$77,151	$427,900	$105,890	$—	$—	$26,409	$560,199	0.27%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Unsecured Promissory Note 12% Due 5/29/2017***(4)	—	50,146	496,725	24,195	(526,000)	—	5,080	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Unsecured Promissory Note 12% Due 11/29/2017***(4)	557,735	69,237	—	533,353	—	—	0	533,353	0.25%
Total Global Innovation Platform		196,534	924,625	663,438	(526,000)	—	31,489	1,093,552	0.52%
Total Debt Investments		$196,534	$924,625	$663,438	$(526,000)	$—	$31,489	$1,093,552	0.52%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Preferred shares, Class A***	14,300,000	475,000	4,309,778	—	—	—	(2,942,585)	1,367,193	0.65%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-4	3,720,424	—	2,715,910	—	—	—	2,473,438	5,189,348	2.48%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-3	1,561,625	—	952,591	—	—	—	862,573	1,815,164	0.87%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-2	450,001	—	166,500	—	—	—	147,336	313,836	0.15%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-1	1,000,000	—	270,000	—	—	—	253,060	523,060	0.25%
Total Global Innovation Platform		—	4,105,001	—	—	—	3,736,407	7,841,408	3.75%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at September 30, 2017	Percentage of Net Assets
Interactive Learning
StormWind, LLC(3) – Preferred shares, Series C	2,779,134	$—	$4,650,838	$—	$—	$—	$3,205,182	$7,856,020	3.75%
StormWind, LLC(3) – Preferred shares, Series B	3,279,629	—	4,470,403	—	—	—	1,529,645	6,000,048	2.86%
StormWind, LLC(3) – Preferred shares, Series A	366,666	—	499,796	—	—	—	8,945	508,741	0.24%
Total Interactive Learning		—	9,621,037	—	—	—	4,743,772	14,364,809	6.85%
Total Preferred Stock		$475,000	$18,035,816	$—	$—	$—	$5,537,594	$23,573,410	11.25%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-3 – Strike Price $1.33, Expiration Date 4/4/2019	187,500	$—	$5,625	$—	$—	$—	$7,500	$13,125	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 10/6/2019	500,000	—	40,000	—	—	—	125,000	165,000	0.08%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	22,500	—	—	—	77,500	100,000	0.05%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 11/29/2021	100,000	—	9,000	—	—	—	31,000	40,000	0.02%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series B – Strike Price $2.31, Expiration Date 5/29/2022(4)	125,000	—	—	70,379	—	—	10,871	81,250	0.04%
Total Global Innovation Platform		—	77,125	70,379	—	—	251,871	399,375	0.20%
Total Warrants		$—	$77,125	$70,379	$—	$—	$251,871	$399,375	0.20%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Common shares	100,000	—	—	—	—	—	—	—	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at September 30, 2017	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Common shares	200,000	$—	$—	$—	$—	$—	$—	$—	0.00%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	0.00%
TOTAL CONTROLLED INVESTMENTS*(2)		$671,534	$19,037,566	$733,817	$(526,000)	$—	$5,820,954	$25,066,337	11.97%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU) – Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018 ***(6)	1,166,400	$69,792	$1,166,400	$—	$—	$—	$—	$1,166,400	0.56%
Digital Media Platform
Ozy Media, Inc – Convertible Promissory Note 5%, Due 02/28/2018***	2,000,000	74,795	2,000,000	—	—	—	—	2,000,000	0.95%
Social Cognitive Learning
Declara, Inc. – Convertible Promissory Note 9% Due 12/31/2017***(8)	2,120,658	(523)	2,827,020	800	—	—	(617,409)	2,210,411	1.06%
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Promissory Note, 12%, 11/17/2017***	28,008	$(90)	$26,544	$3,289	$—	$—	$(29,833)	$—	0.00%
Total Debt Investments		$143,974	$6,019,964	$4,089	$—	$—	$(647,242)	$5,376,811	2.57%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU) – Convertible preferred shares, Series D	169,033	—	775,861	—	—	—	—	775,861	0.37%
CUX, Inc. (d/b/a CorpU) – Convertible preferred shares, Series C	615,763	—	1,913,484	—	—	—	(607,088)	1,306,396	0.62%
Total Corporate Education		—	2,689,345	—	—	—	(607,088)	2,082,257	0.99%
Globally-Focused Private School
Whittle Schools, LLC(5) – Preferred shares, Series B	3,000,000	—	3,000,000	—	—	—	—	3,000,000	1.43%
Online Education
Curious.com, Inc. – Preferred shares, Series B	3,407,834	—	9,984,954	280	—	—	(4,025,047)	5,960,187	2.85%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at September 30, 2017	Percentage of Net Assets
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred shares, Series A	1,864,495	$—	$484,769	$—	$—	$—	$(484,769)	$—	0.00%
Social Cognitive Learning
Declara, Inc. – Preferred shares, Series A	10,716,390	—	4,786,654	—	—	—	(3,991,885)	794,769	0.38%
Education Media Platform
EdSurge, Inc. – Preferred shares, Series A-1	378,788	—	500,000	—	—	—	—	500,000	0.24%
EdSurge, Inc. – Preferred shares, Series A	494,365	—	588,294	—	—	—	(88,293)	500,001	0.24%
Total Education Media Platform		—	1,088,294	—	—	—	(88,293)	1,000,001	0.48%
Education Technology
Global Education Learning (Holdings) Ltd. **(9) – Preferred shares, Series A	—	—	—	—	—	(675,495)	675,495	—	0.00%
Knowledge Networks
Maven Research, Inc. -Preferred shares, Series C	318,979	—	1,999,998	—	—	—	(1,499,998)	500,000	0.24%
Maven Research, Inc. -Preferred shares, Series B	49,505	—	223,763	—	—	—	(173,887)	49,876	0.02%
Total Knowledge Networks		—	2,223,761	—	—	—	(1,673,885)	549,876	0.26%
Digital Media Platform
OzyMedia, Inc. – Preferred shares, Series B	922,509	—	4,999,999	—	—	—	(609,112)	4,390,887	2.10%
OzyMedia, Inc. – Preferred shares, Series A	1,090,909	—	3,000,000	—	—	—	(366,216)	2,633,784	1.26%
OzyMedia, Inc. – Preferred shares, Series Seed	500,000	—	610,000	—	—	—	(171,036)	438,964	0.21%
Total Digital Media Platform		—	8,609,999	—	—	—	(1,146,364)	7,463,635	3.57%
Social Media
AlwaysOn, Inc. – Preferred shares, Series A-1(10)	—	$—	$—	$—	$—	$(876,023)	$876,023	$—	0.00%
AlwaysOn, Inc. – Preferred shares, Series A(10)	—	—	—	—	—	(1,027,391)	1,027,391	—	0.00%
Total Social Media		—	—	—	—	(1,903,414)	1,903,414	—	0.00%
Total Preferred Stock		$—	$32,867,776	$280	$—	$(2,578,909)	$(9,438,422)	$20,850,725	9.95%
Common Stock
Big Data Consulting
Strategic Data Command, LLC(7) – Common shares	2,400,000	—	2,052,555	—	—	—	4,600	2,057,155	0.98%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at September 30, 2017	Percentage of Net Assets
Globally-Focused Private School
Whittle Schools, LLC(5) – Common shares	229	$—	$1,500,000	$—	$—	$—	$—	$1,500,000	0.72%
Total Common Stock		$—	$3,552,555	$—	$—	$—	$4,600	$3,557,155	1.70%
Warrants
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	5,360	—	—	—	—	—	—	—	0.00%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	175,815	—	—	—	—	—	—	—	0.00%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	38,594	—	—	—	—	—	—	—	0.00%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	160,806	—	—	—	—	—	—	—	0.00%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	500,000	—	—	—	—	—	—	—	0.00%
Total Sports Analytics		—	—	—	—	—	—	—	0.00%
Corporate Education
CUX, Inc. (d/b/a CorpU) -Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/25/2018	16,903	—	4,395	—	—	—	(1,860)	2,535	0.00%
Social Media
AlwaysOn, Inc. – Preferred Warrants Series A, $1.00 strike price, expire 1/9/2017(10)	—	—	—	—	—	—	—	—	0.00%
Total Warrants		$—	$4,395	$—	$—	$—	$(1,860)	$2,535	0.00%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$143,974	$42,444,690	$4,369	$—	$(2,578,909)	$(10,082,924)	$29,787,226	14.23%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management, LLC’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act.
***	Investment is income-producing.
(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.
(3)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary, GSVC SW Holdings, Inc.
(4)	On May 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to November 29, 2017 in exchange for 125,000 Series B warrants. For accounting purposes, the extension of the maturity date was treated as an extinguishment of the existing note and creation of a new note.
(5)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary, GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(6)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary, GSVC SVDS Holdings, Inc.
(8)	On July 1, 2017, the maturity date of the convertible promissory note to Declara, Inc. was extended to December 31, 2017.
(9)	The Company wrote-off its investment in Global Education Learning (Holdings) Ltd. during the three months ended June 30, 2017.
(10)	The Company wrote-off its investment in AlwaysOn, Inc. during the three months ended March 31, 2017.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Transactions during the year ended December 31, 2016 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Schedule of Investments In and Advances To Affiliates

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Convertible Promissory Note 8% Due 07/31/2017***	500,000	$16,889	$—	$—	$425,620	$31,972	$—	$—	$(29,692)	$427,900	0.22%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Convertible Promissory Note 8% Due 06/30/16***	—	48,248	—	—	(500,000)	500,000	—	—	—	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Promissory Note 10% Due 11/23/2016***	—	26,000	—	—	—	500,000	(500,000)	—	—	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Unsecured Promissory Note 12% Due 05/29/2017***	526,000	10,862	—	—	—	501,802	—	—	$(5,077)	496,725	0.26%
Total Global Innovation Platform		101,999	—	—	(74,380)	1,533,774	(500,000)	—	(34,769)	924,625	0.48%
Total Debt Investments		$101,999	$—	$—	$(74,380)	$1,533,774	$(500,000)	$—	$(34,769)	$924,625	0.48%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Preferred shares, Class A	14,300,000	—	6,250,000	—	—	—	—	—	(1,940,222)	4,309,778	2.24%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series D	—	$—	$4,960,565	$—	$(4,904,498)	$—	$—	$—	$(56,067)	$—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series C	—	—	1,733,404	—	(2,005,730)	—	—	—	272,326	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series B	—	—	—	—	(605,500)	—	—	—	605,500	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series A	—	—	—	—	(1,021,778)	—	—	—	1,021,778	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-4	3,720,424	—	—	—	4,904,498	—	—	—	(2,188,588)	2,715,910	1.41%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-3	1,561,625	—	—	—	2,005,730	—	—	—	(1,053,139)	952,591	0.50%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-2	450,001	—	—	—	605,500	—	—	—	(439,000)	166,500	0.09%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-1	1,000,000	—	—	—	1,021,778	—	—	—	(751,778)	270,000	0.14%
Total Global Innovation Platform		—	6,693,969	—	—	—	—	—	(2,588,968)	4,105,001	2.14%
Interactive Learning								—
StormWind, LLC – Preferred shares, Series C(4)	2,779,134	$—	$4,599,718	$—	$—	$—	$—	$—	$51,120	$4,650,838	2.42%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
StormWind, LLC – Preferred shares, Series B(4)	3,279,629	$—	$4,633,228	$—	$—	$—	$—	$—	$(162,825)	$4,470,403	2.33%
StormWind, LLC – Preferred shares, Series A (4)	366,666	—	518,000	—	—	—	—	—	(18,204)	499,796	0.26%
Total Interactive Learning		—	9,750,946	—	—	—	—	—	(129,909)	9,621,037	5.01%
Total Preferred Stock		$—	$22,694,915	$—	$—	$—	$—	$—	$(4,659,099)	$18,035,816	9.39%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 10/6/2019	500,000	—	—	—	—	—	—	—	40,000	40,000	0.02%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 7/18/2021	250,000	—	—	—	74,380	—	—	—	(51,880)	22,500	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 11/29/2021	100,000	—	—	—	—	29,275	—	—	(20,275)	9,000	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-3 – Strike Price $1.33333, Expiration Date 4/4/2019	187,500	—	—	—	—	—	—	—	5,625	5,625	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	$—	$145,000	$—	$—	$—	$—	$—	$(145,000)	$—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019	—	—	31,875	—	—	—	—	—	(31,875)	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred warrants Series D – Strike Price $1.33, Expiration Date 7/18/2021	—	—	—	—	—	—	—	—	—	—	0.00%
Total Global Innovation Platform		—	176,875	—	74,380	29,275	—	—	(203,405)	77,125	0.03%
Total Warrants		$—	$176,875	$—	$74,380	$29,275	$—	$—	$(203,405)	$77,125	0.03%
Common Stock
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Common shares	200,000	—	—	—	—	—	—	—	—	—	0.00%
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	$—	$—	0.00%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	$—	$—	0.00%
TOTAL CONTROLLED INVESTMENTS*(2)		$101,999	$22,871,790	$—	$—	$1,563,049	$(500,000)	$—	$(4,897,273)	$19,037,566	9.90%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU) – Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(5)	1,166,400	$87,318	$1,080,000	$—	$—	$86,400	$—	$—	$—	$1,166,400	0.61%
Digital Media Platform
Ozy Media, Inc. – Convertible Promissory Note 5%, Due 02/28/2018***	2,000,000	33,700	—	—	—	2,000,000	—	—	—	2,000,000	1.04%
Social Cognitive Learning
Declara, Inc. – Convertible Promissory Note 9% Due 6/30/2017***	2,120,658	120,523	2,000,000	—	—	120,658	—	—	706,362	2,827,020	1.47%
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Promissory Note, 12%, 11/17/2017***	25,000	3,304	25,000	—	—	736	—	—	808	26,544	0.01%
Business Education
Fullbridge, Inc. – Convertible Promissory Note, 10% Due 3/2/2016(8)	—	(85,829)	1,020,859	(354,075)	—	400	—	—	(667,184)	—	0.00%
Fullbridge, Inc. – Convertible Promissory Note, 10% Due 3/14/2017(8)	—	—	—	(935,849)	—	1,000,000	—	—	(64,151)	—	0.00%
Total Business Education		(85,829)	1,020,859	(1,289,924)	—	1,000,400	—	—	(731,335)	—	0.00%
Total Debt Investments		$159,016	$4,125,859	$(1,289,924)	$—	$3,208,194	$—	$—	$(24,165)	$6,019,964	3.13%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU) – Convertible preferred shares, Series D	169,033	$—	$775,861	$—	$—	$—	$—	$—	$—	$775,861	0.40%
CUX, Inc. (d/b/a CorpU) – Convertible preferred shares, Series C	615,763	—	1,959,127	—	—	—	—	—	(45,643)	1,913,484	1.00%
Total Corporate Education		—	2,734,988	—	—	—	—	—	(45,643)	2,689,345	1.40%
Globally-Focused Private School
Whittle Schools, LLC – Preferred shares, Series B(3)	3,000,000	$—	$3,000,000	$—	$—	$—	$—	$—	$—	$3,000,000	1.56%
Online Education
Curious.com Inc. – Preferred shares, Series B	3,407,834	—	9,996,311	—	—	2,000,003	—	—	(2,011,360)	9,984,954	5.20%
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred shares, Series A	1,864,495	—	1,156,175	—	—	—	—	—	(671,406)	484,769	0.26%
Social Cognitive Learning
Declara, Inc. – Preferred shares, Series A	10,716,390	—	9,999,999	—	—	—	—	—	(5,213,345)	4,786,654	2.49%
Education Media Platform
EdSurge, Inc. – Preferred shares, Series A-1	378,788	—	500,000	—	—	400	—	—	(400)	500,000	0.26%
EdSurge, Inc. – Preferred shares, Series A	494,365	—	524,867	—	—	—	—	—	63,427	588,294	0.31%
Total Education Media Platform		—	1,024,867	—	—	400	—	—	63,027	1,088,294	0.57%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Education Technology
Global Education Learning (Holdings) Ltd. – Preferred shares, Series A **	2,126,475	$—	$—	$—	$—	$120	$—	$—	$(120)	$—	0.00%
Knowledge Networks
Maven Research, Inc. – Preferred shares, Series C	318,979	—	1,999,998	—	—	—	—	—	—	1,999,998	1.04%
Maven Research, Inc. – Preferred shares, Series B	49,505	—	249,691	—	—	—	—	—	(25,928)	223,763	0.12%
Total Knowledge Networks		—	2,249,689	—	—	—	—	—	(25,928)	2,223,761	1.16%
Digital Media Platform
Ozy Media, Inc. – Preferred shares, Series B	922,509	—	4,690,178	—	—	—	—	—	309,821	4,999,999	2.60%
Ozy Media, Inc. – Preferred shares, Series A	1,090,909	—	3,907,004	—	—	—	—	—	(907,004)	3,000,000	1.56%
Ozy Media, Inc. – Preferred shares, Series Seed	500,000	—	1,531,812	—	—	—	—	—	(921,812)	610,000	0.32%
Total Digital Media Platform		—	10,128,994	—	—	—	—	—	(1,518,995)	8,609,999	4.48%
Social Media
AlwaysOn, Inc. – Preferred shares, Series A-1	4,465,925	—	133,978	—	—	—	—	—	(133,978)	—	0.00%
AlwaysOn, Inc. – Preferred shares, Series A	1,066,626	—	191,993	—	—	—	—	—	(191,993)	—	0.00%
Total Social Media		—	325,971	—	—	—	—	—	(325,971)	—	0.00%
Business Education
Fullbridge, Inc. – Preferred shares, Series D(8)	—	—	3,111,714	—	—	1,040	—	—	(3,112,754)	—	0.00%
Fullbridge, Inc. – Preferred shares, Series C(8)	—	—	1,625,001	—	—	—	—	—	(1,625,001)	—	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Total Business Education		$—	$4,736,715	$—	$—	$1,040	$—	$—	$(4,737,755)	$—	0.00%
Cash Payment Network
Handle Financial, Inc. (f/k/a PayNearMe, Inc.) – Preferred shares, Series E(8)	—	$—	$13,974,887	$(13,974,887)	$—	$—	$—	$—	$—	$—	0.00%
Total Preferred Stock		$—	$59,328,596	$(13,974,887)	$—	$2,001,563	$—	$—	$(14,487,496)	$32,867,776	17.11%
Common Stock
Big Data Consulting
Strategic Data Command, LLC – Common shares(7)	2,400,000	—	1,001,650	—	—	—	—	—	1,050,905	2,052,555	1.07%
Globally-Focused Private School
Whittle Schools, LLC – Common shares(3)	229	—	1,500,000	—	—	—	—	—	—	1,500,000	0.78%
Consumer Health Technology
Orchestra One, Inc. (f/k/a Learnist Inc.) – Common shares (6)	57,026	—	4,364	(4,364)	—	—	—	—	—	—	0.00%
Total Common Stock		$—	$2,506,014	$(4,364)	$—	$—	$—	$—	$1,050,905	$3,552,555	1.85%
Warrants
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	5,360	—	429	—	—	—	—	—	(429)	—	0.00%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	175,815	—	14,065	—	—	—	—	—	(14,065)	—	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	38,594	$—	$3,088	$—	$—	$—	$—	$—	$(3,088)	$—	0.00%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	160,806	—	12,864	—	—	—	—	—	(12,864)	—	0.00%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	500,000	—	55,000	—	—	—	—	—	(55,000)	—	0.00%
Total Sports Analytics		—	85,446	—	—	—	—	—	(85,446)	—	0.00%
Corporate Education
CUX, Inc. (d/b/a CorpU) – Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	16,903	—	10,142	—	—	—	—	—	(5,747)	4,395	0.00%
Social Media
AlwaysOn, Inc. – Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	109,375	$—	$—	$—	$—	$—	$—	$—	$—	$—	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Business Education
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020(8)	—	$—	$2,831	$—	$—	$—	$—	$—	$(2,831)	$—	0.00%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020(8)	—	—	1,862	—	—	—	—	—	(1,862)	—	0.00%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019(8)	—	—	1,923	—	—	—	—	—	(1,923)	—	0.00%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019(8)	—	—	4,121	—	—	—	—	—	(4,121)	—	0.00%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018(8)	—	—	824	—	—	—	—	—	(824)	—	0.00%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018(8)	—	—	824	—	—	—	—	—	(824)	—	0.00%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019(8)	—	—	7,143	—	—	—	—	—	(7,143)	—	0.00%
Total Business Education		—	19,528	—	—	—	—	—	(19,528)	—	0.00%
Total Warrants		$—	$115,116	$—	$—	$—	$—	$—	$(110,721)	$4,395	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

Schedule of Investments In and Advances To Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
TOTAL NON-CONTROLLED/ AFFILIATE INVESTMENTS*(1)		$159,016	$66,075,585	$(15,269,175)	$—	$5,209,757	$—	$—	$(13,571,477)	$42,444,690	22.09%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management, LLC’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.
**	Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act.
***	Investment is income-producing.

(1)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company.
(2)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.
(3)	GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC.
(4)	GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly-owned subsidiary GSVC SW Holdings, Inc.
(5)	Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).
(6)	GSV Capital Corp.’s ownership percentage in Orchestra One, Inc. (f/k/a Learnist Inc.) decreased to below 5% and, as such, Orchestra One, Inc. is no longer classified as an “affiliate investment” as of September 30, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of September 30, 2016 to indicate that the investment in Orchestra One, Inc., while still held as of September 30, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940.
(7)	GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly-owned subsidiary GSVC SVDS Holdings, Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 3 — INVESTMENTS AT FAIR VALUE  – (continued)

(8)	GSV Capital Corp.’s ownership percentage in Handle Financial, Inc. (f/k/a PayNearMe, Inc.) and Fullbridge, Inc. decreased to below 5% and, as such, Handle Financial, Inc. (f/k/a PayNearMe, Inc.) and Fullbridge, Inc. are no longer classified as “affiliate investments” as of December 31, 2016. As such, the Company has reflected a “transfer out” of the “Affiliate Investment” category above as of December 31, 2016 to indicate that the investment in Handle Financial, Inc. (f/k/a PayNearMe, Inc.) and Fullbridge, Inc., while still held as of December 31, 2016, does not meet the criteria of an affiliate investment as defined in the Investment Company Act of 1940.

NOTE 4 — SHARE REPURCHASE PROGRAM, EQUITY OFFERINGS AND RELATED EXPENSES

On August 7, 2017, the Company’s board of directors authorized a discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). During each of the three and nine months ended September 30, 2017, the Company repurchased 574,109 shares of the Company’s common stock pursuant to the Share Repurchase Program for an aggregate of $2,800,810. For more information on the Share Repurchase Program, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

No new shares of the Company’s common stock were issued during the nine months ended September 30, 2017 and 2016, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 5 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share for the three and nine months ended September 30, 2017 and 2016. The use of the if-converted method as promulgated under ASC 260 considers all potentially dilutive securities in a company’s capital structure when calculating diluted earnings per share, regardless of whether it would be economically beneficial for a holder of such potentially dilutive security to exercise their conversion option (such as out of the money warrants.) In scenarios where diluted net increase in net assets resulting from operations per share is higher than basic net increase in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the diluted net increase in net assets resulting from operations per share figure. In scenarios where diluted net decrease in net assets resulting from operations per share is lower than basic net decrease in net assets resulting from operations per share, ASC 260 prohibits the separate presentation of the net decrease in net assets resulting from operations per share figure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings/(loss) per common share – basic:
Net increase/(decrease) in net assets resulting from operations	$10,071,004	$(2,273,339)	$20,051,965	$(43,503,968)
Weighted-average common shares – basic	22,000,571	22,181,003	22,120,198	22,181,003
Earnings/(loss) per common share – basic:	$0.46	$(0.10)	$0.91	$(1.96)
Earnings/(loss) per common share – diluted:
Net increase/(decrease) in net assets resulting from operations, before adjustments	$10,071,004	$(2,273,339)	$20,051,965	$(43,503,968)
Adjustments for interest on Convertible Senior Notes and deferred debt issuance costs	1,124,917	—	3,366,801	—
Net increase/(decrease) in net assets resulting from operations, as adjusted	11,195,921	(2,273,339)	23,418,766	(43,503,968)
Weighted-average common shares outstanding – basic	22,000,571	22,181,003	22,120,198	22,181,003
Adjustments for dilutive effect of Convertible Senior Notes(1)	5,751,815	—	5,751,815	—
Weighted-average common shares outstanding – diluted	27,752,386	22,181,003	27,872,013	22,181,003
Earnings/(loss) per common share – diluted	$0.40	$(0.10)	$0.84	$(1.96)

(1)	For each of the three and nine months ended September 30, 2016, 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2017 and December 31, 2016, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES  – (continued)

rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

NOTE 7 — FINANCIAL HIGHLIGHTS

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Per Basic Share Data:
Net asset value at beginning of period	$9.11	(1)	$10.22	(1)
Net investment loss	(0.30	)(1)	(0.19	)(1)
Realized gain	0.05	(1)	0.12	(1)
Change in unrealized appreciation/(depreciation)	0.71	(1)	(0.06	)(1)
Benefit from taxes on unrealized depreciation of investments	—	(1)	0.02	(1)
Dividends distributed	—		(0.04)
Repurchase of common stock	0.12	(1)	—
Net asset value at end of period	$9.69	(1)	$10.08	(1)
Per share market value at end of period	$5.41		$4.72
Total return based on market value	24.65	%(2)	(5.23	)%(2)
Total return based on net asset value	6.37	%(2)	(0.59	)%(2)
Shares outstanding at end of period	21,606,894		22,181,003
Ratios/Supplemental Data:
Net assets at end of period	$209,379,965		$223,619,737
Average net assets	$201,557,182		$226,900,410
Ratio of gross operating expenses to average net assets(3)	13.73%		7.53%
Ratio of net income tax provisions to average net assets(3)	(0.05)%		(0.96)%
Ratio of operating expenses to average net assets(3)	13.68%		6.57%
Ratio of management fee waiver to average net assets(3)	(0.34)%		—%
Ratio of net operating expenses to average net assets(3)	13.34%		6.57%
Ratio of net investment loss to average net assets(3)	(13.04)%		(7.38)%
Portfolio Turnover Ratio	0.00%		0.82%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 7 — FINANCIAL HIGHLIGHTS  – (continued)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Per Basic Share Data:
Net asset value at beginning of period	$8.66	(1)	$12.08	(1)
Net investment loss	(0.78	)(1)	(0.23	)(1)
Realized loss	(1.10	)(1)	(0.10	)(1)
Change in unrealized appreciation/(depreciation)	2.79	(1)	(1.65	)(1)
Benefit from taxes on unrealized depreciation of investments	—	(1)	0.02	(1)
Dividends distributed	—		(0.04)
Repurchase of common stock	0.12	(1)	—
Net asset value at end of period	$9.69	(1)	$10.08	(1)
Per share market value at end of period	$5.41		$4.72
Total return based on market value	7.55	%(2)	(28.03	)%(2)
Total return based on net asset value	11.89	%(2)	(15.90	)%(2)
Shares outstanding at end of period	21,606,894		22,181,003
Ratios/Supplemental Data:
Net assets at end of period	$209,379,965		$223,619,737
Average net assets	$196,478,030		$250,723,620
Ratio of gross operating expenses to average net assets(3)	12.74%		2.80%
Ratio of net income tax provisions to average net assets(3)	(0.02)%		(0.29)%
Ratio of operating expenses to average net assets(3)	12.72%		2.51%
Ratio of management fee waiver to average net assets(3)	(0.36)%		—%
Ratio of net operating expenses to average net assets(3)	12.36%		2.51%
Ratio of net investment loss to average net assets(3)	(11.78)%		(2.72)%
Portfolio Turnover Ratio	0.00%		4.05%

(1)	The per-share figures noted are based on a weighted average of 22,000,571, and 22,181,003 basic common shares outstanding for the three months ended September 30, 2017, and 2016, respectively. The per-share figures noted are based on a weighted average of 22,120,198 and 22,181,003 basic common shares outstanding for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For each of the three and nine months ended September 30, 2017 and 2016, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 8 — INCOME TAXES

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. Accordingly, the Company must generally distribute at least 90% of its ICTI to qualify for the treatment accorded to a RIC. As part of maintaining tax treatment as a RIC, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the U.S. federal income tax return for that fiscal year.

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

As of both September 30, 2017 and December 31, 3016, the Company recorded a deferred tax liability of approximately $10.3 million, of which approximately $10.2 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $0.2 million relates to the difference in the book and tax basis of certain equity investments and tax net operating losses held by the GSVC Holdings.

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
September 30, 2017
(Unaudited)

NOTE 8 — INCOME TAXES  – (continued)

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2013 – 2016 and 2012 – 2016, respectively.

The Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2017, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 9 — DEBT CAPITAL ACTIVITIES

Convertible Senior Notes Payable

On September 17, 2013, the Company issued $69.0 million aggregate principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014 (the “Convertible Senior Notes”). The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity. The Convertible Senior Notes are convertible into shares of the Company’s common stock based on a conversion rate of 83.3596 shares of the Company’s common stock per $1,000 of principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock.

The table below shows a reconciliation from the aggregate principal amount of Convertible Senior Notes to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2017	December 31, 2016
	(Unaudited)
Aggregate principal amount of Convertible Senior Notes	$69,000,000	$69,000,000
Unamortized embedded derivative discount	(149,721)	(261,099)
Direct deduction of deferred debt issuance costs	(687,555)	(1,226,103)
Convertible Senior Notes	$68,162,724	$67,512,798

As of September 30, 2017 and December 31, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The Convertible Senior Notes contained an interest make-whole payment provision pursuant to which holders who converted their notes prior to September 15, 2016, would receive, in addition to a number of shares of the Company’s common stock calculated at the applicable conversion rate for the principal amount of notes being converted, the cash proceeds from the sale by the escrow agent of the portion of the U.S. Treasury Strips in the escrow account that were remaining with respect to any of the first six interest payments that had not been made on the notes being converted. Under FASB ASC 815-10-15-74(a), the interest make-whole payment was considered an embedded derivative and was separated from the host contract, the Convertible Senior Notes, and carried at fair value. The interest make-whole payment provision

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 9 — DEBT CAPITAL ACTIVITIES  – (continued)

expired on September 15, 2016 rendering the embedded derivative with no value, however the original value of the embedded derivative of $700,000 continues to be amortized over the life of the Convertible Senior Notes.

Credit Facility

Western Alliance Bank Credit Facility

The Company entered into a Loan and Security Agreement, effective May 31, 2017 (the “Loan Agreement”), with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide the Company with a $12.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility, among other things, matures on the later of (i) August 15, 2018 or (ii) thirty days prior to the due date of the Convertible Senior Notes, which mature on September 15, 2018.

The Credit Facility bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, a facility fee of $60,000 was charged upon closing of the Credit Facility, and the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears.

Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $70.0 million in the aggregate), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Advisory Agreement, and the occurrence of a material adverse effect. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants of the Credit Facility.

The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of September 30, 2017, the Company had $8.0 million in borrowings outstanding under the Credit Facility.

Silicon Valley Bank Credit Facility

The Company entered into a Loan and Security Agreement, effective December 31, 2013 (the “SVB Loan Agreement”), with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to provide the Company with an $18.0 million credit facility (the “SVB Credit Facility”). The SVB Credit Facility expired on December 31, 2016 in accordance with its terms. Under the SVB Credit Facility, the Company was permitted to borrow an amount equal to the lesser of $18.0 million or 20% of the Company’s then-current net asset value.

The SVB Credit Facility bore interest at a per annum rate equal to the greater of (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn under the SVB Credit Facility based on a 360-day year. In addition, a fee of $180,000 per annum (1.0% of the $18.0 million revolving line of credit) was charged under the SVB Loan Agreement. Under the terms of the SVB Credit Facility, the Company was required to repay all

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 9 — DEBT CAPITAL ACTIVITIES  – (continued)

outstanding borrowings on the SVB Credit Facility so that there is at least one 30-day period every 12 months during which the Company has no balance outstanding. The Company made certain customary representations and warranties under the SVB Loan Agreement and was required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. The SVB Loan Agreement included usual and customary events of default for credit facilities of a similar nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect.

The SVB Credit Facility was secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes. Borrowing under the SVB Credit Facility was subject to the leverage restrictions contained in the 1940 Act. In addition, under the SVB Loan Agreement, the Company agreed not to incur certain additional permitted indebtedness in an aggregate amount exceeding 50% of the Company’s then-applicable net asset value.

For the three and nine months ended September 30, 2017, the Company had average borrowings outstanding under the Credit Facility of $782,609 and $351,648, respectively. For the three and nine months ended September 30, 2016, the Company had average borrowings outstanding under the SVB Credit Facility of $266,304 and $140,511 respectively.

NOTE 10 — SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2017 through November 9, 2017, the Company did not purchase any investments.

From October 1, 2017 through November 9, 2017, the Company sold investments of $16,755,417, net of transaction costs, as shown in following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain
Spotify Technology S. A	10/13/2017	3,657	$3,800.00	$13,896,600	$8,683,977

Chegg, Inc.	10/19/2017	100,028	15.69	1,569,003	383,098
Chegg, Inc.	10/20/2017	82,164	15.70	1,289,814	315,700
		182,192	15.69	2,858,817	698,798
Total				$16,755,417	$9,382,775

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

As announced on October 11, 2017, Vista Equity Partners (“Vista”), a leading investment firm focused on software, data, and technology-enabled businesses, announced that it has entered into a definitive agreement to make a majority investment in JAMF Holdings, Inc., one of the Company’s portfolio companies and the leader in Apple device management. Financial terms of the deal were not disclosed. The transaction is expected to close in the fourth quarter of 2017.

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS  – (continued)

rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated.

Share Repurchase Program

From October 1, 2017 through November 9, 2017, the Company repurchased 285,012 shares of its common stock, pursuant to the Share Repurchase Program, at an average price of $5.73 per share.

Management Transition

On October 17, 2017, Mark Flynn resigned from his positions as President of the Company and as a member of the Company’s board of directors, effective October 17, 2017. In connection with Mr. Flynn’s resignation, the Company’s board of directors reduced the number of directors that constitute the full board to six (6) directors from seven (7) directors. Mr. Flynn will continue to provide services to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

In addition, on October 17, 2017, the Company’s board of directors appointed William Tanona to serve as President of the Company, effective October 17, 2017, in order to fill the vacancy created by Mr. Flynn’s resignation as President of the Company. Mr. Tanona previously served, and continues to serve, as Chief Financial Officer, Treasurer and Corporate Secretary of the Company.

On November 7, 2017, the Company’s board of directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of the Company’s common stock. Under the Share Repurchase Program, the Company may repurchase its outstanding common stock in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act.

Management Fee Waiver

Subsequent to quarter-end, GSV Asset Management voluntarily agreed to extend its waiver of a portion of the advisory fees payable by the Company to GSV Asset Management under the Advisory Agreement. Under the extension of the waiver, through December 31, 2018, the Company will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

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

During the three and nine months ended September 30, 2017 and 2016 the Company had at least one investment in a portfolio company that qualified as a “significant subsidiary” under the applicable rules of Regulation S-X. Accordingly, comparative financial information is presented below for our unconsolidated significant subsidiaries for the three and nine months ended September 30, 2017 and 2016:

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 11 — SUPPLEMENTAL FINANCIAL DATA  – (continued)

Income Statement Data for the Three Months Ended:	September 30, 2017	September 30, 2016
Revenue	$5,745,750	$5,995,846
Gross profit	4,623,687	4,717,151
Loss from operations	(729,028)	(1,679,034)
Total net income including net income attributable to non-controlling interest	—	—
Net loss attributable to controlling interest	(729,028)	(1,679,034)

Income Statement Data for the Nine Months Ended:	September 30, 2017	September 30, 2016
Revenue	$17,442,574	$16,599,214
Gross profit	14,229,837	13,043,312
Loss from operations	(2,128,030)	(6,644,452)
Total net income including net income attributable to non-controlling interest	—	—
Net loss attributable to controlling interest	(2,128,030)	(6,644,452)

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

The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, without limitation, statements as to:

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

The fair value, as of September 30, 2017, of all of our portfolio investments, excluding U.S. Treasury Bills and Strips, was $289,776,082. Refer to “Note 1 — Nature of Operations and Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2017 for further detail.

During the nine months ended September 30, 2017 we did not fund any investments and we capitalized fees of $2,080.

The table below summarizes the portfolio investments we sold or wrote-off during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Portfolio Company	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)
AliphCom, Inc. (d/b/a Jawbone)	$—	$—	$—	$(793,152)
AlwaysOn, Inc.	—	—	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	—	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	—	—	(2,448,959)
EarlyShares.com, Inc.	—	—	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	—	—	(4,959,614)
Global Education Learning (Holdings) Ltd.	—	—	—	(675,495)
Chegg, Inc.	5,739,897	990,489	5,739,897	990,489
Snap, Inc.	4,033,360	31,090	4,033,360	31,090
Total Sales	$9,773,257	$1,021,579	$9,773,257	$(24,344,333)

(1)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments.

The table below summarizes the portfolio investments we sold or wrote-off during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Portfolio Company	Net Proceeds	Realized Gains/ (Losses)(1)	Net Proceeds	Realized Gains/ (Losses)(1)
Bloom Energy Corporation	$—	$—	$2,973,438	$(882,162)
Gilt Groupe Holdings, Inc.	—	—	427,270	(6,167,164)
Lyft, Inc.	4,080,000	2,351,752	7,651,890	4,430,220
Twitter, Inc.	14,578,469	306,603	14,578,469	306,603
Total Sales	$18,658,469	$2,658,355	$25,631,067	$(2,312,503)

(1)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our treasury investments.

Results of Operations — For the Three and Nine Months Ended September 30, 2017 and 2016

Operating results for the three months ended September 30, 2017 and 2016 are as follows:

	September 30, 2017		September 30, 2016
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$174,912	$0.01	$86,648	$0.00
Interest income/(reversal of interest accrual)	(88)	—	86,648	0.00
Dividend income	175,000	0.01	—
Other income	—	—	—
Gross Operating Expenses	6,975,539	0.32	4,308,303	0.19
Management fee waiver	(174,666)	(0.01)	—	—
Net Operating Expenses	6,800,873	0.31	4,308,303	0.19
Management fees	1,397,332	0.06	1,625,963	0.07
Incentive fees	3,334,052	0.15	220,719	0.01
Costs incurred under administration agreement	472,413	0.02	627,444	0.03
Directors’ fees	86,250	—	86,250	0.00
Professional fees	353,933	0.02	416,353	0.02
Interest expense	1,207,548	0.05	1,189,736	0.05
Tax expense	4,889	—	—	—
Other expenses	119,122	0.01	141,838	0.01
Net investment loss	(6,625,961)	(0.30)	(4,221,655)	(0.19)
Net realized gain on investments	1,033,577	0.05	2,658,715	0.12
Net change in unrealized appreciation/(depreciation) of investments	15,636,683	0.71	(1,261,709)	(0.06)
Benefit from taxes on unrealized depreciation	26,705	—	551,310	0.02
Net increase/(decrease) in net assets resulting from operations	$10,071,004	$0.46	$(2,273,339)	$(0.10)

(1)	The per-share figures noted are based on a weighted average of 22,000,571 and 22,181,003 basic common shares outstanding for the three months ended September 30, 2017 and 2016, respectively.

Operating results for the nine months ended September 30, 2017 and 2016 are as follows:

	September 30, 2017		September 30, 2016
	Total	Per Basic Share(1)	Total	Per Basic Share(1)
Total Investment Income	$883,964	$0.04	$135,181	$0.01
Interest income	335,868	0.02	135,181	0.01
Dividend income	475,000	0.02	—	—
Other income	73,096	—	—	—
Gross Operating Expenses	18,727,464	0.85	5,261,869	0.24
Management fee waiver	(526,366)	(0.02)	—	—
Net Operating Expenses	18,201,098	0.83	5,261,869	0.24
Management fees	4,210,932	0.19	5,324,186	0.24
Incentive fees/(reversal of incentive fee accrual)	7,482,185	0.34	(7,805,089)	(0.35)
Costs incurred under administration agreement	1,453,007	0.07	1,926,085	0.09
Directors’ fees	242,230	0.01	258,750	0.01
Professional fees	1,318,931	0.06	1,441,856	0.07
Interest expense	3,489,381	0.16	3,557,225	0.16
Tax expense	51,379	—	—	—
Other expenses	479,419	0.02	558,856	0.03
Net investment loss	(17,317,134)	(0.78)	(5,126,688)	(0.23)
Net realized loss on investments	(24,327,082)	(1.10)	(2,311,994)	(0.10)
Net change in unrealized appreciation/
(depreciation) of Investments	61,669,476	2.79	(36,616,596)	(1.65)
Benefit from taxes on unrealized depreciation	26,705	—	551,310	0.02
Net increase/(decrease) in net assets resulting from operations	$20,051,965	$0.91	$(43,503,968)	$(1.96)

(1)	The per-share figures noted are based on a weighted average of 22,000,571 and 22,181,003 basic common shares outstanding for the nine months ended September 30, 2017 and 2016, respectively.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Investment Income

Investment income increased to $174,912 for the three months ended September 30, 2017, as compared to $86,648 for the three months ended September 30, 2016. The increase was due to increased dividend income which was partially offset by reversals of interest accruals. The increase in dividend income resulted from a $175,000 dividend received from our investment in SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.).

Investment income also increased to $883,964 for the nine months ended September 30, 2017, as compared to $135,181 for the nine months ended September 30, 2016. The increase was primarily due to increased dividend and interest income and, to a lesser extent, other income. The increase in dividend income resulted from $475,000 in dividend payments received from our investment in SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) during the nine months ended September 30, 2017. Interest income increased as a result of our debt investments in Ozy Media, Inc. and NestGSV, Inc. (d/b/a GSV Labs, Inc.). Additionally, we received $73,096 in proceeds from GILT Groupe Holdings, Inc., an investment we previously held that was sold to Hudson’s Bay Co., the parent company of Saks Fifth Avenue, in January 2016.

Operating Expenses

Total operating expenses (net of the management fee waiver) increased to $6,800,873 for the three months ended September 30, 2017, as compared to $4,308,303 for the three months ended September 30, 2016, primarily due to increased incentive fees for the three months ended September 30, 2017 and, to a lesser extent, increased interest expense. We accrued incentive fees during the three months ended

September 30, 2017 as a result of the unrealized appreciation of our portfolio investments in the aggregate during the period. The increase in operating expenses during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was partially offset by lower management fees, due to lower average gross assets outstanding and GSV Asset Management’s voluntary 0.25% reduction to the base management fee payable under the Advisory Agreement, as well as a decrease in costs incurred under the Administration Agreement. The increase in operating expenses were also offset, to a lesser extent, by decreases in professional fees, which include legal, valuation, audit and consulting fees.

Total operating expenses (net of the management fee waiver) increased to $18,201,098 for the nine months ended September 30, 2017, as compared to $5,261,869 for the nine months ended September 30, 2016, primarily due to a reversal of accrued incentive fees for the nine months ended September 30, 2016. We accrued incentive fees during the nine months ended September 30, 2017 as a result of the unrealized appreciation of our portfolio investments in the aggregate during the period. The increase in total operating expenses during the nine months ended September 30, 2017 was partially offset by lower management fees due to lower average gross assets outstanding, GSV Asset Management’s voluntary 0.25% reduction to the base management fee payable under the Advisory Agreement, a decrease in costs incurred under the Administration Agreement, and a decrease in professional fees, which include legal, valuation, audit and consulting fees.

Net Investment Loss

For the three months ended September 30, 2017, we recognized a net investment loss of $6,625,961, compared to a net investment loss of $4,221,655 for the three months ended September 30, 2016. The increase in net investment loss resulted primarily from the accrual of incentive fees during the three months ended September 30, 2017, as discussed above, partially offset by an increase in investment income.

For the nine months ended September 30, 2017, we recognized a net investment loss of $17,317,134, compared to a net investment loss of $5,126,688 for the nine months ended September 30, 2016. The increase in net investment loss resulted primarily from the accrual of incentive fees during the nine months ended September 30, 2017, as discussed above, partially offset by an increase in investment income.

Net Realized Gain/Loss on Investments

For the three months ended September 30, 2017, we recognized net realized gains of $1,033,577, compared to a net realized gains of $2,658,715 for the three months ended September 30, 2016. The components of our net realized gains/losses on portfolio investments, excluding treasury investments, are reflected above, under “— Overview — Investments — (Portfolio Activity).”

For the nine months ended September 30, 2017, we recognized net realized losses of $24,327,082, compared to a net realized losses of $2,311,994 for the nine months ended September 30, 2016. The components of our net realized gains/losses on portfolio investments, excluding treasury investments, are reflected above, under “— Overview — Investments — (Portfolio Activity).”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2017, we had a net change in unrealized appreciation of investments of $15,636,683. For the three months ended September 30, 2016, we had a net change in unrealized depreciation of investments of $1,261,709. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the three months ended September 30, 2017 and 2016:

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the Three Months Ended September 30, 2017
JAMF Holdings, Inc.	$14,601,826
Spotify Technology S.A.	5,250,385
StormWind, LLC	4,743,771
Chegg, Inc.	1,820,621
Dropbox, Inc.	1,584,490
Ozy Media, Inc.	(1,036,364)
General Assembly Space, Inc.	(1,077,414)
Avenues Global Holdings, LLC	(1,358,960)
Maven Research, Inc.	(1,600,515)
Curious.com, Inc.	(2,973,142)
Declara, Inc.	(4,216,360)
Other(1)	(101,655)
Total	$15,636,683

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the Three Months Ended September 30, 2016
Palantir Technologies, Inc.	$(2,206,354)
Lyft, Inc.	(1,478,090)
Chegg, Inc.	2,472,035
Other(1)	(49,300)
Total	$(1,261,709)

(1)	Other represents investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the three months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, we had a net change in unrealized appreciation of investments of $61,669,476. For the nine months ended September 30, 2016, we had a net change in unrealized depreciation of $36,616,596. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for each of the nine months ended September 30, 2017 and 2016:

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the Nine Months Ended September 30, 2017
JAMF Holdings, Inc.	$21,321,024
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)(1)	14,272,843
Spotify Technology S.A.	13,351,893
Chegg, Inc.	7,628,129
Orchestra One, Inc. (f/k/a Learnist, Inc.)(1)	4,959,614
StormWind, LLC	4,743,772
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	4,019,767
Coursera, Inc.	3,854,113
Dropbox, Inc.	3,331,446
Cricket Media (f/k/a ePals Inc.)(1)	2,448,959
AlwaysOn, Inc.(1)	1,903,414
Aspiration Partners, Inc.	1,451,623
Lyft, Inc.	1,343,714
Ozy Media, Inc.	(1,146,364)
Avenues Global Holdings, LLC	(1,614,324)
Maven Research, Inc.	(1,673,885)
General Assembly Space, Inc.	(1,861,905)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(2,942,585)
Curious.com, Inc.	(4,024,767)
Declara, Inc.	(4,609,294)
Palantir Technologies, Inc.	(5,008,564)
Other(2)	(79,147)
Total	$61,669,476

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation) for the Nine Months Ended September 30, 2016
Palantir Technologies, Inc.	$(13,338,122)
Fullbridge, Inc.	(5,488,622)
Dataminr, Inc.	(5,102,507)
Twitter, Inc.	(4,254,018)
Dropbox, Inc.	(5,139,483)
Solexel, Inc.	(5,157,254)
JAMF Holdings, Inc.	1,707,179
Lyft, Inc.	(3,253,734)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(1,799,396)
SugarCRM, Inc.	(1,401,493)
Gilt Groupe Holdings, Inc.	6,055,046
Other(2)	555,808
Totals	$(36,616,596)

(1)	The change in unrealized appreciation for this investment resulted from writing off an investment that was previously reduced in value to zero in a prior quarter.
(2)	Other represents investments (including U.S. Treasury Bills and U.S. Treasury Strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the nine months ended September 30, 2017 and 2016.

Net Increase/Decrease in Net Assets Resulting from Operations

For the three months ended September 30, 2017 and 2016, our net increase/(decrease) in net assets resulting from operations was $10,071,004 and $(2,273,339), respectively.

For the nine months ended September 30, 2017 and 2016, our net increase/(decrease) in net assets resulting from operations was $20,051,965 and $(43,503,968), respectively.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from any credit facility from which we may borrow. For example, prior to its expiration in accordance with its terms on December 31, 2016, we also generated liquidity and capital resources from advances from the SVB Credit Facility and have entered into the Credit Facility, which matures on the later of (i) August 15, 2018 or (ii) 30 days prior to the due date of the Convertible Senior Notes, which mature on September 15, 2018. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities. With regard to the Convertible Senior Notes, which mature on September 15, 2018, we are actively managing our liquidity in anticipation of meeting our obligations thereunder.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the nine months ended September 30, 2017 and 2016, our net operating expenses were $18,201,098 and $5,261,869, respectively.

Cash Reserves and Liquid Securities	September 30, 2017	December 31, 2016
Cash	$5,154,436	$8,332,634
Amounts available for borrowing under the Credit Facility(1)(2)	4,000,000	—
Securities of publicly traded portfolio companies:
Unrestricted securities(3)	11,607,729	8,729,005
Subject to other sales restrictions	—	—
Total securities of publicly traded portfolio companies	11,607,729	8,729,005
Total Cash Reserves and Liquid Securities	$20,762,165	$17,061,639

(1)	Subject to leverage and borrowing base restrictions under the Credit Facility. Refer to “Note 9 — Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2017 for details regarding the Credit Facility.
(2)	On October 10, 2017, we repaid the $8.0 million due under the Credit Facility. As of November 9, 2017, there is no balance outstanding under the Credit Facility.
(3)	“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.

During the nine months ended September 30, 2017, cash decreased to $5,154,436 from $8,332,634 at the beginning of the period. The decrease was primarily due to an additional $7.5 million margin deposit posted for the purchase of a U.S. Treasury Bill, $3.6 million in interest payments on the Convertible Senior Notes, $4.2 million in management fees paid under the Advisory Agreement, $2.6 million of share repurchases under the Share Repurchase Program, $1.0 million in allocation of overhead expenses paid to GSV Capital Service Company and $1.4 million of audit and legal fees. During the nine months ended September 30, 2017, we sold portfolio investments for net proceeds of $9.8 million and borrowed a net of $8.0 million under the Credit Facility, which partially offset the decrease in cash.

Equity Issuances & Debt Capital Activities

There were no sales of our equity or debt securities during the nine months ended September 30, 2017 or the year ended December 31, 2016.

Share Repurchase Program

On August 7, 2017, our board of directors authorized the $5.0 million discretionary open-market Share Repurchase Program under which we may repurchase shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. During each of the three and nine months ended September 30, 2017, we repurchased 574,109 shares of our common stock for approximately $2.8 million under the Share Repurchase Program. For more information on the Share Repurchase Program, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$89.6	$89.6	$—	$—	$—
Credit facility payable(2)(3)(4)	8.0	8.0	—	—	—
Convertible Senior Notes(5)	69.0	69.0	—	—	—
Total	$166.6	$166.6	$—	$—	$—

(1)	“Payable for securities purchased” relates to the purchase of the U.S. Treasury Bill on margin and repurchases of our common stock. The payable for securities purchased was subsequently repaid on October 5, 2017, when the $100.0 million United States Treasury Bill matured and the $10.5 million margin deposit that we posted as collateral was returned.
(2)	On October 10, 2017, we repaid the $8.0 million due under the Credit Facility. As of November 9, 2017, there is no balance outstanding under the Credit Facility.
(3)	The total unused amount available under the Credit Facility as of September 30, 2017 was $4.0 million.
(4)	The weighted-average interest rate incurred under the Credit Facility was 0.02% for each of the three and nine months ended September 30, 2017.
(5)	The balance shown for the Convertible Senior Notes reflects the principal balance payable to investors. Refer to “Note 9 — Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2017 for more information.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2017. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 8 — Income Taxes” to our condensed consolidated financial statements as of September 30, 2017 for more information. The GSVC Holdings included in our condensed consolidated financial statements are taxable subsidiaries, regardless of whether we are a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Borrowings

Convertible Senior Notes Payable

On September 17, 2013, we issued $69.0 million aggregate principal amount of Convertible Senior Notes (including $9.0 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of September 30, 2017, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 83.3596 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Refer to “Note 9 — Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2017 for more information regarding the Convertible Senior Notes.

Credit Facility

On May 31, 2017, we entered into the Loan Agreement with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide us with the $12.0 million Credit Facility. The Credit Facility, among other things, matures on the later of (i) August 15, 2018 or (ii) thirty days prior to the due date of the Convertible Senior Notes, which mature on September 15, 2018. The Credit Facility bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, a facility fee of $60,000 was charged upon closing of the Credit Facility, and the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears. Refer to “Note 9 — Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2017 for more information regarding the Credit Facility.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 1 — Nature of Operations and Significant Accounting Policies — Summary of Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2017 for further detail regarding our critical accounting policies and recently issued accounting pronouncements.

Recent Developments

Portfolio Activity

Please refer to “Note 10 — Subsequent Events” to our condensed consolidated financial statements as of September 30, 2017 for details regarding our portfolio activity from October 1, 2017 through November 9, 2017.

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

Share Repurchase Program

From October 1, 2017 through November 9, 2017, we repurchased 285,012 shares of our common stock pursuant to the Share Repurchase Program at an average price of $5.73 per share.

On November 7, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be purchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act.

Management Transition

On October 17, 2017, Mark Flynn resigned from his positions as our President and as a member of our board of directors, effective October 17, 2017. In connection with Mr. Flynn’s resignation, our board of directors reduced the number of directors that constitute the full board to six (6) directors from seven (7) directors. Mr. Flynn will continue to provide services to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

In addition, on October 17, 2017, our board of directors appointed William Tanona to serve as our President, effective October 17, 2017, in order to fill the vacancy created by Mr. Flynn’s resignation as President. Mr. Tanona previously served, and continues to serve, as our Chief Financial Officer, Treasurer and Corporate Secretary.

Management Fee Waiver

Subsequent to quarter-end, GSV Asset Management voluntarily agreed to extend its waiver of a portion of the advisory fees payable by us to GSV Asset Management under the Advisory Agreement. Under the extension of the waiver, through December 31, 2018, we will pay GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by us.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest.

As of September 30, 2017, all of our debt investments bore a fixed rate of interest. As of September 30, 2017, all of our borrowings bore a fixed rate of interest with the exception of the Credit Facility, which is indexed to the prime rate. We do not expect a significant impact on net investment income or loss due to changes in the prime rate, based on its historical stability. The table below, however, indicates the impact on our net investment income or loss should the prime rate change.

Based on our September 30, 2017 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the nine months ended September 30, 2017, assuming no changes in our investment income and borrowing structure.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$270,000	$(270,000)
Up 200 Basis points	$—	$180,000	$(180,000)
Up 100 Basis points	$—	$90,000	$(90,000)
Down 100 Basis points	$—	$(90,000)	$90,000
Down 200 Basis points	$—	$(180,000)	$180,000
Down 300 Basis points	$—	$(270,000)	$270,000

(1)	Assumes we have borrowed $12.0 million under the Credit Facility for the nine months ended September 30, 2017. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the nine months ended September 30, 2017, our actual average borrowings under the Credit Facility were $351,648.

Although we believe that this measure is indicative of our sensitivity to the above-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Item 4. Controls and Procedures

As of September 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017, and in “Part II. Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 9, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2016 and in our quarterly report on Form 10-Q for the period ended June 30, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially and adversely affect our business, financial condition and/or operating results. During the three months ended September 30, 2017, there have been no material changes to the risk factors discussed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, and in “Part II. Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the period ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2017 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
July 1 through July 31, 2017	—	$—	—		$—
August 1 through August 31, 2017	301,712	4.60	291,712		3,658,307
September 1 through September 30, 2017	323,322	5.16	282,397		$2,199,190
Total	625,034		574,109	(3)

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which we may repurchase shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended September 30, 2017, we repurchased 574,109 shares of our common stock for approximately $2.8 million under the Share Repurchase Program.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.
(3)	Subsequent to period-end, through November 9, 2017, we repurchased an additional 285,012 shares of our common stock pursuant to the Share Repurchase Program at an average price of $5.73 per share.

(4)	As of November 9, 2017, due to our board of directors’ authorization of an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program, and considering repurchases of our common stock subsequent to period-end, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $5.6 million.

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

GSV CAPITAL CORP.
Date: November 9, 2017	By: /s/ Mark Klein Mark Klein Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2017	By: /s/ William Tanona William Tanona President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)