Form 10-K
period 2017-12-31
GSV Capital Corp.
filed 2018-03-16
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2017, based on the closing price on that date of  $4.34 on the Nasdaq Capital Market, was $95,694,457. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates.
There were 21,066,538 shares of the Registrant’s common stock outstanding as of March 16, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2018 annual meeting of stockholders (the “2018 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

GSV CAPITAL CORP.
i

PART I
Item 1.
Business

GSV Capital
GSV Capital Corp. (the “Company,” “we,” “our” or “GSV Capital”), a Maryland corporation, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations upon completion of our initial public offering (“IPO”) in May 2011.
Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are supervised by our board of directors and managed by our investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), and our administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provides the administrative services necessary for us to operate.
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
Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2017 was $9.64. On March 15, 2018, the last reported sale price of a share of our common stock on the Nasdaq Capital Market was $8.77.
About GSV Asset Management
Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subject to the overall supervision of our board of directors. GSV Asset Management is led by Michael Moe, Executive Chairman of our board of directors. Mr. Moe is assisted by William Tanona, our President, Chief Financial Officer, Treasurer and Corporate Secretary, and Luben Pampoulov, a partner of GSV Asset Management, whom we refer to collectively as GSV Asset Management’s senior investment professionals.
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
We pay GSV Asset Management a fee for its services under the Amended and Restated Investment Advisory Agreement, as amended (the “Investment Advisory Agreement”), which consists of two components — a base management fee and an incentive fee. See “— Investment Advisory Agreement.” We have also entered into an administration agreement under which we have agreed to reimburse GSV Capital Service Company for our allocable portion of overhead and other expenses incurred (the “Administration Agreement”).
GSV Asset Management is a Delaware limited liability company. The principal executive offices of GSV Asset Management are located at 2925 Woodside Road, Woodside, CA 94062.
About GSV Capital Service Company
GSV Capital Service Company, a Delaware limited liability company, provides, among other things, administrative services and facilities for us pursuant to the Administration Agreement. The principal executive offices of GSV Capital Service Company are located at 2925 Woodside Road, Woodside, CA 94062.
GSV Capital Service Company has retained Carl Rizzo of Alaric Compliance Services LLC to serve as our Chief Compliance Officer.
Operating and Regulatory Structure
We are a Maryland corporation formed in 2010 that operates as an externally managed, non-diversified closed-end management investment company. Our investment activities are supervised by our board of directors and managed by our investment adviser, GSV Asset Management. Our administrator, GSV Capital Service Company, provides the administrative services necessary for us to operate.
As a BDC, we are required to meet regulatory tests. See “— Regulation as a Business Development Company.” Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant aspects. See “Risk Factors” in Part I, Item 1A of this Form 10-K for more information.
We have elected to be treated as a RIC under subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “— Material U.S. Federal Income Tax Considerations” and “Note 2 — Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 9 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2017 for more information.
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
At the same time, we believe that the IPO markets have experienced substantial structural changes which have made it significantly more challenging for private companies to go public. Volatile equity markets, a lack of investment research coverage for private and smaller companies and investor demand for a longer history of revenue and earnings growth have resulted in companies staying private significantly longer than in the past. In addition, increased public company compliance obligations such as those imposed by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) have made it more costly and less attractive to become a public company. As a result, there are significantly fewer IPOs today than there were during the 1990s, with prospective public companies taking longer to come to market.
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

•
Early mover advantage.   We believe we are one of the few publicly traded BDC’s with a specific focus on investing in potentially rapidly growing venture-capital-backed emerging companies. The transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will serve our goal to complete equity transactions in compelling private companies at attractive valuations.
Our primary competitors include specialty finance companies including late-stage venture capital funds, private equity funds, other crossover funds, public funds investing in private companies and public and private BDC’s. Many of these entities have greater financial and managerial resources than we will have. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K.
Investment Process
Concentrated Technology-related Focus
During the course of over two decades of researching and investing in non-public companies, GSV Asset Management’s investment professionals have identified five areas from which we expect to see significant numbers of high-growth companies emerge: new media, communication, alternative energy, education technology, and the consumerization of information technology. These broad markets have the potential to produce disruptive technologies, reach a large addressable market and provide significant commercial opportunities. Within these areas, GSV Asset Management has identified broad trends that could create significant positive effects on growth such as globalization, consolidation, branding, convergence and network effects. From within these broad technology themes, GSV Asset Management has selected five sub-segments in which it target companies for our investment: social mobile, cloud computing and big data, internet commerce, sustainability and education technology. We remain focused on selecting market leaders within the sub-segments identified, while continuing to review our pipeline to ensure we are tracking the next phase of leaders.
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
Risk Management and Monitoring
We monitor the financial trends of each portfolio company to assess our exposure to individual companies as well as to evaluate overall portfolio quality. We establish valuation targets at the portfolio level and for gross and net exposures with respect to specific companies and industries within our overall portfolio. In cases where we make a direct investment in a portfolio company, we may also obtain board positions, board observation rights and/or information rights from that portfolio company in connection with our equity investment. We regularly monitor our portfolio for compliance with the diversification requirements for purposes of maintaining our status as a BDC and a RIC for tax purposes.
Managerial Assistance
As a BDC we are required to offer, and in some cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance. GSV Asset Management will provide such managerial assistance on our behalf to portfolio companies that request assistance. We may receive fees for these services and will reimburse GSV Asset Management for its allocated costs in providing such assistance, subject to review by our board of directors, including our independent directors.

Portfolio Overview
The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2017, and 2016:
	December 31, 2017		December 31, 2016
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Common Stock	$86,824,096	27.1%	$83,074,410	28.4%
Preferred Stock	120,253,822	37.5	162,238,879	55.6
Debt Investments	4,916,578	1.6	7,821,948	2.6
Warrants	433,997	0.1	150,904	0.1
Private Portfolio Companies	212,428,493	66.3	253,286,141	86.7
Publicly Traded Portfolio Companies:
Common Stock	8,160,000	2.5	8,729,005	3.0
Total Portfolio Investments	220,588,493	68.8	262,015,146	89.7
Non-Portfolio Investments
U.S. Treasury Bills	99,994,000	31.2	29,998,490	10.3
Total Investments	$320,582,493	100.0%	$292,013,636	100.0%

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
For those securities that are not publicly traded or for which there are no readily available market quotations, our board of directors, with the assistance of its valuation committee (the “Valuation Committee”), will use the recommended valuations as prepared by GSV Asset Management and the independent valuation firm, respectively, as a component of the foundation for its final fair value determination. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had others made the determination using the same or different procedures or had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. For those investments that are publicly traded, we generally record unrealized appreciation or depreciation based on changes in the market value of the securities as of the valuation date. Publicly traded securities that remain subject to lock-up restrictions are discounted accordingly. For those investments that are not publicly traded and for which there are no readily available market quotations, we record unrealized depreciation on such investments when we believe that an investment has become impaired and record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the consolidated statement of operations as the net change in unrealized appreciation or depreciation.
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

There is inherent subjectivity in determining the fair value of our investments. In addition, we will accrue as a liability, each time we calculate net asset value, the amount we may owe GSV Asset Management for the income incentive fee and the capital gains incentive fee, the latter of which is based on the amount of unrealized and realized capital appreciation. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our board of directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1 — Nature of Operations” to our consolidated financial statements for the year ended December 31, 2017 for a list of our taxable subsidiaries.
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

GSV Asset Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For example, as of March 16, 2018, GSV Asset Management also manages Coursera@GSV Fund, LP, Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in underlying investment in capital stock of Coursera, Inc. (the “Coursera Funds”), and GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”). GSV Asset Management also serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures V LLC, GSV Ventures VI LLC and a pooled investment fund, GSV Ventures III LLC, each a venture capital fund (collectively, the “GSV Ventures Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV Ventures Funds sub-advised by GSV Asset Management.
The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. To the extent that we compete with entities managed by GSV Asset Management or any of its affiliates for one or more investment or disposition opportunities, GSV Asset Management will allocate any such opportunity across the entities for which the opportunity is appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Advisers Act, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. In situations where a particular investment or disposition opportunity is appropriate for both us and another entity managed by GSV Asset Management, even where co-investments are permissible under the 1940 Act, GSV Asset Management will first offer any such opportunity in its entirety to us. In the event that the size of such investment or disposition opportunity exceeds our capacity, other funds managed by GSV Asset Management may be offered the opportunity, but only to the extent that we and our board of directors have confirmed that any such investment or disposition by an affiliated entity is permissible under the 1940 Act and otherwise in our best interests. Our Chief Compliance Officer and our board of directors will monitor on a quarterly basis any such allocation of investment or disposition opportunities between us and any such other funds.
Strategic Investment from HMF Partners LLC
In December 2017, HMF Partners LLC (the “HMF Partners”) made a strategic investment in GSV Asset Management, which gives the HMF Partners a minority ownership interest in GSV Asset Management. GSV Asset Management intends to use the proceeds to enhance its ongoing investment activities, as well as to accelerate its strategic expansion into new business areas and geographies. We believe that the strategic investment from the HMF Partners will benefit our stockholders by expanding GSV Asset Management’s capital access and providing connectivity for our portfolio companies.
Base Management Fee
We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. Our base management fee compensates GSV Asset Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. Under the terms of the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 2.00% of our gross assets, calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and payable monthly in arrears.
Effective January 1, 2017 through December 31, 2017, pursuant to a voluntary waiver by GSV Asset Management, we paid GSV Asset Management a base management fee of 1.75% — a 0.25% reduction from the 2.00% base management fee payable under the Investment Advisory Agreement. The waiver of this portion of the base management fee is not subject to recourse against, or reimbursement by, us.
Incentive Fee
Under the Investment Advisory Agreement, GSV Asset Management’s incentive fee is determined and payable in arrears as of the end of each calendar year and equals the lesser of  (i) 20% of our realized capital gains during such calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of determining the incentive fee, our realized capital gains from each investment, expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, is compared to a hurdle rate of 8.00% per year. We pay the incentive fee only on any realized capital gains from an investment that exceeds the hurdle rate. We calculate the amount of the incentive fee payable to the GSV Asset Management with respect to our realized capital gains from each investment as follows:

(i)
No incentive fee is payable on the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since initially acquired, does not exceed the hurdle rate of 8.00% per year.

(ii)
100% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds the hurdle rate of 8.00% per year but is less than a rate of 10.00% per year.

(iii)
20% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeds a rate of 10.00% per year.

The following is a graphical representation of the calculation of our incentive fee under the Investment Advisory Agreement with respect to a single investment:
For accounting purposes, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we are required to accrue a capital gains incentive fee based upon realized capital gains and losses during the current calendar year through the end of the period, plus any unrealized capital appreciation and depreciation as of the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement, except as modified by the Waiver Agreement (defined below).
We seek to deploy capital primarily in the form of non-controlling investments in our portfolio companies. Although we primarily invest through private secondary markets, to the extent we make a direct minority investment in a portfolio company, neither we, nor GSV Asset Management, may have the ability to control the timing of when we realize capital gains or losses with respect to such investment. We expect the timing of such realization events to be determined by our portfolio companies in such cases. To the extent we have non-minority investments, or the securities we hold are traded on a private secondary market or public securities exchange, GSV Asset Management will have greater control over the timing of a realization event. In such cases, our board of directors will monitor such investments in connection with their general oversight of the investment management services provided by GSV Asset Management. In addition, as of the end of each fiscal quarter, we will evaluate whether the cumulative aggregate unrealized appreciation on our portfolio would be sufficient to require us to pay an incentive fee to GSV Asset Management if such unrealized appreciation were actually realized as of the end of such quarter, and if so, we will accrue an expense equal to the amount of such incentive fee. Any such accrual of incentive fees will be reflected in the calculation of our net asset value.
In no event will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. See “Note 3 — Related-Party Arrangements” to our consolidated financial statements as of December 31, 2017 for details of incentive fees paid and accrued.

The cost of both the base management fee payable to GSV Asset Management, and any incentive fees earned by GSV Asset Management, are ultimately borne by our common stockholders. In aggregate, GSV Asset Management earned $24,892,712 under the Investment Advisory Agreement during the fiscal years ended December 31, 2017, 2016, and 2015.
Waiver Agreement
On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee will be reduced to 1.75% of our gross assets. The base management fee will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated.
On September 17, 2013, we completed a private placement of  $69.0 million aggregate principal amount of 5-year unsecured 5.25% Convertible Senior Notes (the “Convertible Senior Notes”). Because the Convertible Senior Notes mature on September 15, 2018, we are currently carrying a larger cash balance than we would in the ordinary course of business. As a result, under the Waiver Agreement, GSV Asset Management has agreed to waive its base management fee on any cash balances effective as of February 1, 2018 until the Convertible Senior Notes mature (September 15, 2018), or the date that all the Convertible Senior Notes have been repurchased or redeemed, whichever is earlier.
Further, pursuant to the Waiver Agreement, in addition to the aforementioned “hurdle” feature in the incentive fee, GSV Asset Management has agreed to additional conditions on its ability to receive an incentive fee. Specifically, the Waiver Agreement provides that an incentive fee earned by GSV Asset Management under the Investment Advisory Agreement shall be payable only if, at the time that such incentive fee becomes payable under the Investment Advisory Agreement, both the market price of our common stock and our last reported net asset value per share are equal to, or greater than, $12.55 (the “High-Water Mark”). The High-Water Mark is based upon the volume weighted average price (VWAP) of all our equity offerings since its IPO, less the dollar amount of all dividends paid by us since inception. Upon such time that the High-Water Mark is achieved, and GSV Asset Management is paid an incentive fee, a new High-Water Mark will be established. Each new High-Water Mark will be equal to the most recent High-Water Mark, plus 10.0%. Any High-Water Mark then in effect will be adjusted to reflect any dividends paid by us or any stock split effected by us.
In addition, as of December 31, 2017, the Company had accrued $9.3 million in incentive fees that have not yet become payable under the Investment Advisory Agreement, of which amount GSV Asset Management has agreed to forfeit $5.0 million pursuant to the Waiver Agreement.
For the avoidance of doubt, after these changes take effect, under no circumstances will the aggregate fees earned by GSV Asset Management in any quarterly period be higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.
Payment of our Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to: expenses of offering our debt and equity securities; the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with on-site visits; the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; management and incentive fees payable pursuant to the Investment Advisory Agreement; fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); transfer agent, trustee and custodial fees; interest payments and other costs related to our borrowings; fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events); federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses, including travel expenses, and other costs of board of directors’ meetings; brokerage commissions; costs of preparing and mailing proxy statements, stockholders’ reports and notices; costs of preparing government filings, including periodic and current reports with the SEC; our fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums; and direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either GSV Capital Service Company or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other administrative support personnel.
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
Board Approval of the Investment Advisory Agreement
On April 3, 2017, at an in-person meeting, our board of directors, including a majority of the directors who were not “interested persons,” as defined by the 1940 Act, of the Company or GSV Asset Management, approved the continuation of the Investment Advisory Agreement to April 11, 2018. In its consideration of the re-approval of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:
•
the nature, quality and extent of the advisory and other services to be provided to us by GSV Asset Management

•
the investment performance of GSV Asset Management;

•
comparative data with respect to advisory fees or similar expenses paid by other BDC’s with similar investment objectives;

•
our historical and projected operating expenses and expense ratio compared to BDC’s with similar investment objectives;

•
any existing and potential sources of indirect income to GSV Asset Management or GSV Capital Service Company from their relationships with us and the profitability of those relationships;

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

Based on the information reviewed and related discussions, our board of directors concluded that fees payable to GSV Asset Management pursuant to the Investment Advisory Agreement were reasonable in relation to the services to be provided. The board of directors did not assign relative weights to the above factors or the other factors considered by it. In addition, our board of directors did not reach any specific conclusion on each factor considered, but rather, conducted an overall analysis of these factors. Individual members of the board of directors may have given different weights to different factors.
Administration Agreement
Under the Administration Agreement, GSV Capital Service Company performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Further, pursuant to the Administration Agreement, GSV Capital Service Company furnishes us with office facilities, together with equipment and clerical, bookkeeping and record-keeping services at such facilities.
Costs Incurred Under the Administration Agreement
Costs incurred under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services.
In accordance with the terms of the Administration Agreement, overhead and other administrative expenses are generally allocated between us and GSV Asset Management by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of GSV Asset Management. To the extent personnel retained by GSV Capital Service Company perform administrative tasks for GSV Asset Management, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by GSV Asset Management. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.
The Administration Agreement may be terminated at any time without penalty upon 60 days’ written notice, by a vote of a majority of our outstanding voting securities, by a vote of our board of directors or by GSV Capital Service Company.
Indemnification
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
Regulation as a Business Development Company
General
A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in, or lending to, primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons” as defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K for more information.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of  “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.
We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage” in Part I, Item 1A of this Form 10-K. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC we are generally limited in our ability to invest in any portfolio company in which our investment adviser, GSV Asset Management, or any of its affiliates currently has an investment or to make any co-investments with GSV Asset Management or its affiliates without an exemptive order from the SEC, subject to certain exceptions.
We are subject to periodic examination by the SEC for compliance with the 1940 Act.
As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets. The principal categories of qualifying assets relevant to our business are the following:
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

b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.
satisfies any of the following:

i.
does not have any class of securities that is traded on a national securities exchange;

ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;

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

5.
Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of options, warrants or rights relating to such securities.

6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a BDC, until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.
Managerial Assistance to Portfolio Companies
A BDC generally must offer to make available to the issuer of the securities it holds significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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

Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of us and our stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as the Convertible Senior Notes and the Credit Facility, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us” in Part I, Item 1A of this Form 10-K.
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

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Available Information
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
Material U.S. Federal Income Tax Considerations
Included in our consolidated financial statements, the following wholly-owned subsidiaries are taxable subsidiaries (collectively, the “GSVC Holdings”), regardless of whether we qualify for tax treatment as a RIC: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC NG Holdings, Inc., GSVC SW Holdings, Inc., GSVC WS Holdings, Inc., and GSVC SVDS Holdings, Inc. The GSVC Holdings are C corporations for U.S. federal and state income tax purposes. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.
We evaluate tax positions taken, or expected to be taken, in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. We recognize the tax benefits of uncertain tax positions only when the position has met the “more-likely-than-not” threshold. We classify penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. We have identified our major tax jurisdictions as U.S. federal and California.
Election to be Taxed as a RIC
We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for the subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. So long as we qualify for and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us as a RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements.
We were taxed as a C corporation for the fiscal years ended December 31, 2012 and 2013. As a result of converting from a C corporation to a RIC, we are required to pay a corporate-level U.S. federal income tax on the net amount of the net built-in gains, if any, in our assets (i.e., the amount by which the net fair market value of our assets exceeds our net adjusted basis in our assets) as of the date of conversion (i.e., January 1, 2014) to the extent that such gains are recognized by us during the applicable five-year recognition period, which began on the date of conversion.
Taxation as Regulated Investment Company
If we:
•
qualify as a RIC; and

•
satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income, including capital gains not distributed (or deemed distributed) to our stockholders.
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

•
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

If we satisfy the Diversification Tests as of the close of any quarter, we will not fail the Diversification Tests as of the close of a subsequent quarter as a consequence of a discrepancy between the value of our assets and the requirements of the Diversification Tests that is attributable solely to fluctuations in the value of our assets. Rather, we will fail the Diversification Tests as of the end of a subsequent quarter only if such a discrepancy existed immediately after our acquisition of any asset and such discrepancy is wholly or partly the result of that acquisition. In addition, if we fail the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC if we eliminate the discrepancy within thirty days of the end of such quarter and, if we eliminate the discrepancy within that thirty-day period, we will be treated as having satisfied the Diversification Tests as of the end of such quarter for purposes of applying the rule described in the preceding sentence, assuming that it is not the first quarter of RIC qualification.
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as contractual payment-in-kind, or PIK, interest (which represents contractual interest added to the loan balance and due at the end of the loan term) or dividends and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.
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
If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.
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
See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2 — Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 9 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2017 for further detail.

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
Risks Related to Our Investments
Our investments in the rapidly growing venture-capital-backed emerging companies that we target may be extremely risky and we could lose all or part of our investments.
Investment in the rapidly growing venture-capital-backed emerging companies that we target involves a number of significant risks, including the following:
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
Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that, while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our board of directors based upon the recommendation of the Valuation Committee in accordance with our written valuation policy. In connection with that determination, members of GSV Asset Management’s portfolio management team will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Valuation Committee utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the board of directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the board of directors with respect to such non-traded investments include, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even when we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments would receive a lower price for their securities than the value of our investments might warrant.
The securities of our private portfolio companies are illiquid, and the inability of these portfolio companies to complete an IPO or consummate another liquidity event within our targeted time frame will extend the holding period of our investments, may adversely affect the value of these investments, and will delay the distribution of gains, if any.
The IPO market is, by its very nature, unpredictable. A lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available venture capital funding to late-stage companies that cannot complete an IPO. Such stagnation could dampen returns or could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO opportunities for venture capital-backed companies may also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital. This might result in unrealized depreciation and realized losses in such companies by other investment funds, like us, who are co-investors in such companies. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.
The equity securities we acquire in a private company are generally subject to contractual transfer limitations imposed on the company’s stockholders as well as other contractual obligations, such as rights of first refusal and co-sale rights. These obligations generally expire only upon an IPO by the company or the occurrence of another liquidity/exit event. As a result, prior to an IPO or other liquidity/exit event, our ability to liquidate our private portfolio company positions may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sale rights to participate in the sale, thereby reducing the number of shares available to sell by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

If the private companies in which we invest do not perform as planned, they may be unable to successfully complete an IPO or consummate another liquidity event within our targeted time frame, or they may decide to abandon their plans for an IPO. In such cases, we will likely exceed our targeted holding period and the value of these investments may decline substantially if an IPO or other exit is no longer viable. We may also be forced to take other steps to exit these investments.
The illiquidity of our private portfolio company investments, including those that are traded on the trading platforms of private secondary marketplaces, may make it difficult for us to sell such investments should the need arise. Also, if we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We will have no limitation on the portion of our portfolio that may be invested in illiquid securities, and we anticipate that all or a substantial portion of our portfolio may be invested in such illiquid securities at all times. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.
In addition, even if a portfolio company completes an IPO, we will typically not be able to sell our position until any applicable post-IPO lockup restriction expires. As a result of lockup restrictions, the market price of securities that we hold may decline substantially before we are able to sell them following an IPO. There is also no assurance that a meaningful trading market will develop for our publicly traded portfolio companies following an IPO to allow us to liquidate our position when we desire.
We may not realize gains from our equity investments and, because certain of our portfolio companies may incur substantial debt to finance their operations, we may experience a complete loss on our equity investments in the event of a bankruptcy or liquidation of any of our portfolio companies.
We invest principally in the equity and equity-related securities of what we believe to be rapidly growing venture-capital-backed emerging companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value.
In addition, the private company securities we acquire may be subject to drag-along rights, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be, in our opinion, inadequate or undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize gain in an amount that we deem appropriate on our investment. Further, capital market volatility and the overall market environment may preclude our portfolio companies from realizing liquidity events and impede our exit from these investments. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments unless and until the portfolio companies in which we invest become publicly traded. In addition, the companies in which we invest may have substantial debt loads. In such cases, we would typically be last in line behind any creditors in a bankruptcy or liquidation and would likely experience a complete loss on our investment.
Many of our portfolio companies are currently experiencing operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.
We have limited information about the financial performance and profitability of some of our portfolio companies. While certain of our portfolio companies have earned net income in recent periods, we believe that many of our portfolio companies are currently experiencing operating losses. There can be no assurance when or if such companies will operate at a profit.
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
A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2017, 80.2% of our net asset value was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.
Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences, periodic downturns, regulatory concerns and litigation risks.
Given the experience of GSV Asset Management’s senior investment professionals within the technology space, a number of the companies in which we have invested and intend to invest operate in technology-related sectors. Investments in such companies are subject to substantial risks. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by companies in technology-related sectors have historically decreased over their productive lives.
In addition, our portfolio companies face intense competition since their businesses are rapidly evolving, intensely competitive and subject to changing technology, shifting user needs and frequent introductions of new products and services. Potential competitors to our portfolio companies in the technology industry range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, may not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of technology-related companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe. Any of these factors could materially and adversely affect the business and operations of a portfolio company in the technology industry and, in turn, adversely affect the value of these portfolio companies and the value of any securities that we may hold.

Our financial results could be negatively affected if a significant portfolio company fails to perform as expected.
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2017:
Portfolio Company	Cost	Fair Value	% of Net Asset Value
Palantir Technologies, Inc.	$16,189,935	$35,075,759	17.1%
Spotify Technology S.A.	10,002,084	30,729,068	15.0
Coursera, Inc.	14,519,519	18,360,674	9.0
Dropbox, Inc.	13,656,926	17,875,696	8.7
StormWind, LLC	6,130,474	13,453,718	6.6
General Assembly Space, Inc.	5,999,961	10,840,866	5.3
Lyft Inc.	4,296,334	10,123,515	4.9
Course Hero, Inc.	5,000,001	10,041,426	4.9
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	9,869,428	9,683,581	4.7
Chegg, Inc.	6,008,468	8,160,000	4.0
Total	$91,673,130	$164,344,303	80.2%

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
We may elect not to make follow-on investments, or may otherwise lack sufficient funds to make those investments or lack access to desired follow-on investment opportunities. We have the discretion to make any follow-on investments, subject to the availability of capital resources and of the investment opportunity. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to qualify to maintain our status as a RIC, or we lack access to the desired follow-on investment opportunity.
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
While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for BDCs, non-U.S. investments do not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.
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
The 1940 Act imposes numerous constraints on the operations of BDCs. For example, business development companies are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less.

Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to maintain our qualification, to be regulated as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.
We are dependent upon GSV Asset Management’s senior investment professionals for our future success. If we lose any of GSV Asset Management’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.
We depend on the diligence, skill and network of business contacts of GSV Asset Management’s senior investment professionals. These senior investment professionals, together with other investment professionals employed by GSV Asset Management, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of GSV Asset Management’s senior investment professionals, particularly Michael T. Moe, William Tanona and Luben Pampoulov.
All of GSV Asset Management’s senior investment professionals, including Michael T. Moe, William Tanona and Luben Pampoulov, are at-will employees. As a result, although Messrs. Moe, Tanona and Pampoulov comprise the principals of GSV Asset Management, they are free to terminate their employment with GSV Asset Management at any time. In addition, none of GSV Asset Management’s senior investment professionals, including Messrs. Moe, Tanona and Pampoulov, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that GSV Asset Management will be successful in retaining its senior investment professionals, including Messrs. Moe, Tanona and Pampoulov. The departure of any of Messrs. Moe, Tanona and Pampoulov could have a material adverse effect on our ability to achieve our investment objective.
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
Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. GSV Asset Management also manages the Coursera Funds and the GSV@SP Fund and serves as sub-adviser for certain investment series of the GSV Ventures Funds, and will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV Ventures Funds sub-advised by GSV Asset Management. These demands on their time may distract them or slow the rate of investment.

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
We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2017, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.
We are substantially dependent on the GSV Asset Management senior investment professionals’ informal relationships, which we use to help identify and gain access to investment opportunities. If the GSV Asset Management senior investment professionals fail to maintain relationships with key firms, or if they fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom GSV Asset Management senior investment professionals have informal relationships are not obligated to inform them or us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce the ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.
There are significant potential risks related to investing in securities traded on private secondary marketplaces.
We have utilized and expect to continue to utilize private secondary marketplaces, such as SharesPost, Inc., to acquire investments for our portfolio. When we purchase secondary shares, we may have little or no direct access to financial or other information from these portfolio companies. As a result, we are dependent upon the relationships and contacts of GSV Asset Management’s senior investment professionals and our board of directors to obtain the information for GSV Asset Management to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that GSV Asset Management will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.
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
We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Capital Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and may continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
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
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.
As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities.
From time to time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Given the volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, this volatility and disruption, has had, and in the future may have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume, as part of our valuation process. that our investments are sold in orderly market-to-market transactions between market participants. As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of investments we may make and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay any loans made to them during these periods and, thus, jeopardize our equity investment in such portfolio companies. Therefore, the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of our equity investments and the value of any collateral securing our loans, if any. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could also increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our equity investment in such portfolio company. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a financially distressed or defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, we would typically be last in line behind any creditors and would likely experience a complete loss on our investment.
Any disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. In addition, the BDC market may be more sensitive to changes in interest rates or other factors and to the extent the BDC market trades down, our shares might likewise be affected. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
We operate in a highly competitive market for direct equity investment opportunities.
A large number of entities compete with us to make the types of direct equity investments that we target as part of our business strategy. We compete for such investments with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make direct equity investments that are consistent with our investment objective.
The management and incentive fees may induce GSV Asset Management to make speculative investments.
The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, subject to the terms of the Waiver Agreement, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, the fact that our base management fee is generally payable based upon our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities), may encourage GSV Asset Management to use leverage to make additional investments. On September 17, 2013, we completed a private placement of the Convertible Senior Notes. We will be required, however, to obtain the approval of our board of directors before we incur any additional indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.
In addition, GSV Asset Management has control over the timing of the acquisition and dispositions of our investments, and; therefore, over when we realize gains and losses on our investments. As a result, GSV Asset Management, and those of our interested directors who are compensated by GSV Asset Management as employees of, or consultants to, GSV Asset Management based on the management and incentive fees paid by us to GSV Asset Management, may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize the incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. The independent members of our board of directors monitor such conflicts of interest in connection with their review of the performance of GSV Asset Management under our Investment Advisory Agreement, as well as during their quarterly review of our financial performance and results of operations.
Borrowings, such as the Convertible Senior Notes and the Credit Facility, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the Convertible Senior Notes and the $12.0 million senior secured revolving credit facility with Western Alliance Bank (the “Credit Facility”), we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the Convertible Senior Notes, any borrowings under the Credit Facility and any future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to GSV Asset Management is calculated based on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur additional leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of such leverage, including any increase in the management fee payable to GSV Asset Management. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.
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

•
the Credit Facility is, and any future credit facility we may enter would be, subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

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

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our senior securities at a time when such sales may be disadvantageous.
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
Substantially all of our assets are pledged as collateral under the Credit Facility. In the event that we default under the Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Following any such default, the agent for the lenders under the Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if the lender exercises its right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of our outstanding borrowings. Moreover, such deleveraging of our Company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate any dividends that we may pay to our stockholders.
There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.
We have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, the Executive Chairman of our board of directors and our former Chief Executive Officer. Messrs. Moe and Tanona, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. GSV Capital Service Company is controlled by GSV Asset Management. We pay GSV Capital Service Company our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing any administrative services, which creates conflicts of interest that our board of directors must monitor. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.
As discussed above, GSV Asset Management has control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, GSV Asset Management, and those of our interested directors who are compensated by GSV Asset Management as employees of, or consultants to, GSV Asset Management, may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize the incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. In addition, Mark Klein, our Chief Executive Officer and a member of our board of directors, or entities with which he is affiliated, receives consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by us to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.
Further, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, GSV Asset Management also serves as sub-adviser to the GSV Ventures Funds and manages the Coursera Funds and the GSV@SP Fund. We have no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV Ventures Funds sub-advised by GSV Asset Management.
The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. To the extent that we compete with entities managed by GSV Asset Management or any of its affiliates for one or more investment or disposition opportunities, GSV Asset Management will allocate any such opportunity across the entities for which the opportunity is appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Advisers Act, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates.
GSV Asset Management is the owner of the “GSV” name and marks, which we are permitted to use pursuant to a non-exclusive license agreement between us and GSV Asset Management. GSV Asset Management and its principals also use, and may permit other entities to use, the “GSV” name and marks in connection with businesses and activities unrelated to our operations. The use of the “GSV” name and marks in connection with businesses and activities unrelated to our operations may not be in the best interests of us or our stockholders and may result in actual or perceived conflicts of interest.
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
We may in the future issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively (along with the Convertible Senior Notes) as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our and our stockholders’ best interests, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders.
In addition to regulatory requirements that restrict our ability to raise capital, the loan agreement governing the Credit Facility contains various covenants which, if not complied with, could materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.
Under the Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide us with the $12.0 million Credit Facility, we have made certain customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness, compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of  $60.0 million or five times the amount of the $12.0 million Credit Facility, a limitation on our net asset value being reduced by more than 15% of our net asset value at December 31, 2016, and maintenance of RIC and BDC status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement and the occurrence of a material adverse effect.
Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver under the Loan Agreement, would have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.
We will be subject to corporate-level U.S. federal income tax if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.
We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Business — Material U.S. Federal Income Tax Considerations” and “Note 2 — Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 9 — Income Taxes” to our consolidated financial statements for the year ended December 31, 2017 for more information.
Management generally believes that it will be in our best interest to be treated as a RIC in any year in which we are profitable. If we fail to qualify for tax treatment as a RIC for any year in which we are profitable and such profits exceed certain loss carryforwards that we are entitled to utilize, we will be subject to corporate-level U.S. federal income tax, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.
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
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
We may continue to choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.
We have in the past, and may continue to, distribute taxable dividends that are payable in part in shares of our common stock. For example, on November 4, 2015, our board of directors declared a dividend of $2.76 per share to stockholders, paid partially in cash and partially in shares of our common stock on December 31, 2015. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than the lesser of  (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect, potentially with retroactive effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding enacted legislation (including the Dodd-Frank Act and the regulations adopted thereunder and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of our portfolio companies or otherwise achieve our objectives.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our or our portfolio companies’ operating results or financial condition, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or otherwise adversely affect our business.
Additionally, any changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of the GSV Asset Management senior investment professionals to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. The U.S. Senate recently introduced legislation, which if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future, and therefore, your risk of an investment in us may increase. In addition, since our base management fee is calculated based on the value of our gross assets, including assets acquired through the incurrence of debt, our base management fee expenses will increase if we incur additional indebtedness.
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President signed into law. Such legislation significantly changed the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
Certain investors are limited in their ability to make significant investments in us.
Private funds that are excluded from the definition of  “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
Even in the event the value of your investment declines, the base management fee will still be payable.
The base management fee is payable regardless of whether the value of our gross assets or your investment declines. As a result, we will owe GSV Asset Management a base management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the base management fee is paid. Under the terms of the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 2.0% of the value of our gross assets, which we pay monthly in arrears. Effective January 1, 2017 through December 31, 2017, however, pursuant to a voluntary waiver by GSV Asset Management, we paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Investment Advisory Agreement. In addition, pursuant to the Waiver Agreement, the base management fee is calculated at an annual rate of 1.75% of our gross assets beginning as of February 1, 2018. See “Business — Investment Advisory Agreement” in Part I, Item 1 of this Form 10-K for more information.
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
Ineffective internal controls could impact our business and operating results.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
Our Convertible Senior Notes are convertible into shares of our common stock. Upon conversion, we must deliver shares of our common stock. The conversion rate of our Convertible Senior Notes is currently 83.3596 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Based on the current conversion rate, as of March 16, 2018, the maximum number of shares of common stock that would be issued upon conversion of the $64,180,000 convertible debt currently outstanding is 5,350,021. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
We may not have, or have the ability to raise, the funds necessary to repurchase our Convertible Senior Notes upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of our Convertible Senior Notes.
Holders of our Convertible Senior Notes will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor. In addition, our ability to repurchase our Convertible Senior Notes or deliver shares of our common stock upon conversions of the Convertible Senior Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase the Convertible Senior Notes at a time when the repurchase is required by the indenture relating to the Convertible Senior Notes or to deliver any shares of our common stock deliverable on future conversions of the Convertible Senior Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our Convertible Senior Notes.
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

•
investor demand for our shares;

•
significant volatility in the market price and trading volume of securities of RICs, BDCs or other financial services companies;

•
changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

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
Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for IPOs and other exit events for venture-capital-backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.
The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of March 15, 2018, the closing price of our common stock on the Nasdaq Capital Market was $8.77 per share, which represented an approximately 9.0% discount to our net asset value of  $9.64 per share as of December 31, 2017.
We may not be able to pay distributions to our stockholders and our distributions may not grow over time, particularly since we invest primarily in securities that do not produce current income, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.
The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax treatment that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations, compliance with our debt covenants and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.
As we intend to focus on making primarily capital gains-based investments in equity securities, which generally will not be income producing, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other BDCs that primarily make debt investments. When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. Our distributions have included a return of capital in the past, and our future distributions may include a return of capital.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC.” The following table sets forth the high and low closing market prices for our common stock for each fiscal quarter for the years ended December 31, 2017 and 2016. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 15, 2018 was $8.77.
	Price Range
	High	Low
Fiscal 2017
Fourth Quarter	$6.62	$5.27
Third Quarter	5.41	3.86
Second Quarter	4.71	4.29
First Quarter	5.52	4.43
Fiscal 2016
Fourth Quarter	$5.15	$4.50
Third Quarter	5.85	4.61
Second Quarter	6.03	4.60
First Quarter	6.73	5.41
Holders
As of March 9, 2018, there were 3 holders of record of our common stock (including Cede & Co.).
Distributions
We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Further, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of  (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the U.S. federal income tax return for that fiscal year. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of  (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. Stockholders may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to the allocable share of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2017. The table is divided by fiscal year according to record date:
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

We intend to focus on making capital gains-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay distributions on a quarterly basis or become a predictable distributor of distributions, and we expect that our distributions, if any, will be much less consistent than the distributions of other BDCs that primarily make debt investments. If there are earnings or realized capital gains to be distributed, we intend to declare and pay a distribution at least annually. The amount of realized capital gains available for distribution to stockholders will be impacted by our tax status.
Our current intention is to make any future distributions out of assets legally available therefrom in the form of additional shares of our common stock under our dividend reinvestment plan, except in the case of stockholders who elect to receive dividends and/or long-term capital gains distributions in cash. Under the dividend reinvestment plan, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any applicable withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our dividend reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested under the plan will nevertheless be treated as received by the U.S. stockholder for U.S. federal income tax purposes, although no cash distribution has been made. As a result, if a stockholder does not elect to opt out of the dividend reinvestment plan, it will be required to pay applicable federal, state and local taxes on any reinvested dividends even though such stockholder will not receive a corresponding cash distribution. In addition, reinvested dividends have the effect of increasing our gross assets, which may correspondingly increase the management fee payable to GSV Asset Management. Stockholders that hold shares in the name of a broker or financial intermediary should contact the broker or financial intermediary regarding any election to receive distributions in cash.
So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2 — Significant Accounting Policies — U.S. Federal and State Income Taxes” and “Note 9 — Income Taxes” to our consolidated financial statements for the year ended

December 31, 2017 for more information. The GSVC Holdings included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.
Performance Graph
The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2017. The graph assumes that, on December 31, 2012, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2012, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.
	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
GSVC	$100.00	$143.42	$102.37	$111.15	$84.58	$91.64
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
Nasdaq Stock Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.
Sales of Unregistered Equity Securities
We did not engage in any sales of unregistered securities during the year ended December 31, 2017.

Issuer Purchases of Equity Securities(1)
Information relating to the Company’s purchases of its common stock during the year ended December 31, 2017 is as follows:
Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
August 1 through August 31, 2017	301,712	$4.60	291,712	$3,658,307
September 1 through September 30, 2017	323,322	5.16	282,397	2,199,190
October 1 through October 31, 2017	250,212	5.77	249,365	759,263
November 1 through November 30, 2017	111,973	6.23	111,184	5,066,123
December 1 through December 31, 2017(3)	—		—	5,066,123
Total	987,219		934,658

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market share repurchase program of shares of our common stock, $0.01 par value per share, of up to $5.0 million until the earlier of  (i) August 6, 2018 or (ii) the repurchase of  $5.0 million in aggregate amount of our common stock (the “Share Repurchase Program”). On November 7, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of  (i) November 6, 2018 or (ii) the repurchase of  $10.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended December 31, 2017, we repurchased 360,549 shares of our common stock for approximately $2.1 million under the Share Repurchase Program.

(2)
Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)
Subsequent to year-end, through March 16, 2018, we repurchased an additional 179,807 shares of our common stock pursuant to the Share Repurchase Program at an average price of  $6.90 per share. As of March 16, 2018, considering repurchases of our common stock subsequent to period-end, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $3.8 million.

Item 6.
Selected Financial Data

The following selected financial and other data for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively, have been derived from our audited financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and consolidated financial statements and notes thereto contained in this report.
	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data
Total Investment Income	$852,768	$736,283	$290,896	$185,946	$48,951
Gross Operating Expenses	22,439,855	1,999,646	26,978,235	21,775,939	22,083,875
Management fee waiver	(708,272)	—	—	—	—
Net Operating Expenses	21,731,583	1,999,646	26,978,235	21,775,939	22,083,875
Benefit (Reversal of benefit) from taxes on net investment loss(4)	—	—	(21,969,370)	8,810,102	13,159,268
Net Investment Loss	(20,878,815)	(1,263,363)	(48,656,709)	(12,779,891)	(8,875,656)
Net realized gain (loss) on investments	913,982	(2,634,471)	54,144,229	23,926,124	(21,706,021)
Benefit from/(Provision for) taxes on net realized loss/gain on investments(4)	—	—	342,802	(9,769,036)	9,426,234
Net change in unrealized appreciation/ (depreciation) of investments	34,775,696	(73,213,845)	(13,422,245)	(5,811,797)	87,445,149
Benefit from/(Provision for) taxes on unrealized depreciation/appreciation of investments(4)(5)	2,757,070	2,116,784	16,058,080	2,371,829	(30,906,063)
Net increase/(decrease) in net assets resulting from operations	17,567,933	(74,994,895)	8,466,157	(2,062,771)	35,383,643
Per Common Share Data
Weighted-Average Common Shares:
Basic	21,924,490	22,181,003	19,327,938	19,320,100	19,320,100
Diluted	21,924,490	22,181,003	19,327,938	19,320,100	20,541,014
Net increase (decrease) in net assets resulting from operations per average share:
Basic	$0.80	$(3.38)	$0.44	$(0.11)	$1.83
Diluted	0.80	(3.38)	0.44	(0.11)	1.78
Net asset value per share(1)	9.64	8.66	12.08	14.80	14.91
Market price at year-end	5.45	5.03	9.37	8.63	12.09
Distributions declared	—	0.04	2.76	—	—
Shares Outstanding at Year End	21,246,345	22,181,003	22,181,003	19,320,100	19,320,100
Balance Sheet Data(3)
Total Assets(2)	$381,682,536	$300,964,426	$397,843,071	$482,979,027	$374,569,437
Convertible Senior Notes payable 5.25% due September 15, 2018	68,382,549	67,512,798	66,649,047	65,795,284	64,957,174
Convertible Senior Notes embedded derivative liability	—	—	—	1,000	799,000
Total Liabilities	176,919,670	108,835,616	129,832,126	197,075,354	86,602,993
Net Assets	204,762,866	192,128,810	268,010,945	285,903,673	287,966,444

(1)
Net asset value per share is based on basic shares outstanding at the end of the period.

(2)
During the year ended December 31, 2013, total assets increased due to the issuance of Convertible Senior Notes in September 2013. During the year ended December 31, 2014, total assets increased due to the purchase of a U.S. Treasury bill on margin. During the year ended December 31, 2015, total assets decreased due to a declared dividend, which was paid on December 31, 2015. During the year ended December 31, 2016, total assets and net assets decreased due to a change in unrealized depreciation of investments and net realized losses on investments. During the year ended December 31, 2017, total assets and net assets increased due to a change in unrealized appreciation of investments and net realized gains on investments. For further discussion of factors that affected our total assets and net assets refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 of this Form 10-K.
(3)
Deferred debt issuance costs of  $1,947,572, $2,667,069 and $3,378,121, as of December 31, 2015, 2014 and 2013, respectively, related to the Company’s issuance of the Convertible Senior Notes were previously classified as “Deferred financing costs” as of December 31, 2015, 2014 and 2013. In accordance with ASU 2015-03, each of these balances has been retrospectively reclassified as a direct deduction from the Convertible Senior Notes. Refer to “Note 10 — Debt Capital Activities” of the consolidated financial statements as of December 31, 2017 included in this annual report on Form 10-K for further detail.

(4)
Due to our change in tax status to a RIC from a C Corporation, the associated accrued benefits from and provisions for taxes from previous years were reversed for the year ended December 31, 2015. Refer to “Note 9 — Income Taxes” to our consolidated financial statements as of December 31, 2017 included in this annual report on Form 10-K for further detail.

(5)
During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation of  $2,757,070 despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit from taxes on unrealized depreciation for the year ended December 31, 2017 was the result of an approximately $4.1 million decrease in built-in gains tax liability due to the recently passed tax legislation that reduced the U.S. corporate federal income tax rate from 35% to 21%, partially offset by a $1.3 million increase in the net deferred tax liability generated by the GSVC Holdings.

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
The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, without limitation, statements as to:
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

•
interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and

•
the risks, uncertainties and other factors we identify in “Risk Factors” in this annual report on Form 10-K, and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in Part I, Item 1A of this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria. In regard to the regulatory requirements for BDCs under the 1940 Act, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any on-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. See “Business — Regulation as a Business Development Company” in Part I, Item 1 of this Form 10-K for more information.
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
Starting in 2017, we began to focus our investment strategy to increase the size of our investments in individual portfolio companies. While this will likely have the effect of reducing the number of companies in which we hold investments, we believe that the shift towards larger positions will better allow GSV Asset Management’s investment professionals to focus our investments in companies and industries that are more likely to result in beneficial returns to our stockholders.
Management Transition and Board Changes
On March 15, 2017, each of Catherine J. Friedman and Bradford C. Koenig resigned as a member of our board of directors, effective as of March 17, 2017.

On March 16, 2017, our board of directors appointed Marc Mazur to fill the vacancy created by Ms. Friedman’s resignation and to serve as a member of the board of directors, effective March 17, 2017, until our 2019 annual meeting of stockholders and until his successor is duly elected and qualifies.
In addition, on March 16, 2017, our board of directors appointed David S. Pottruck to fill the vacancy created by Mr. Koenig’s resignation and to serve as a member of our board of directors, effective May 31, 2017, until our 2018 annual meeting of stockholders and until his successor is duly elected and qualifies.
On August 8, 2017, we announced Michael Moe’s resignation as our Chief Executive Officer, effective August 11, 2017, and that our board of directors had appointed Mark Klein, a member of our board of directors and a consultant to GSV Asset Management, to serve as our Chief Executive Officer, effective August 11, 2017. Mr. Moe continues to serve as Executive Chairman of our board of directors. Further information regarding the management transition can be found in our Current Report on Form 8-K, filed with the SEC on August 8, 2017.
On October 17, 2017, Mark Flynn resigned from his positions as our President and as a member of our board of directors, effective October 17, 2017. In connection with Mr. Flynn’s resignation, our board of directors reduced the number of directors that constitutes the full board to six (6) directors from seven (7) directors. Mr. Flynn continues to provide services to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.
In addition, our board of directors appointed William Tanona to serve as our President, effective October 17, 2017, in order to fill the vacancy created by Mr. Flynn’s resignation. Mr. Tanona previously served, and continues to serve, as our Chief Financial Officer, Treasurer and Corporate Secretary. Further information regarding the management transition can be found in our Current Report on Form 8-K, filed with the SEC on October 18, 2017.
Portfolio and Investment Activity
The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2017, of all of our portfolio investments, excluding U.S. Treasury bills, was $220,588,493.
During the year ended December 31, 2017 we did not fund any new investments; however, we capitalized fees of  $191,274, primarily due to the sale or disposal of portfolio company investments, and received 125,000 Series B warrants upon the May 29, 2017 extension of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.). During the year we realized a net investment gain of approximately $0.9 million due to the sales and write-offs of some of our investments. The table below summarizes the portfolio investments we sold or wrote-off during the quarter and year ended December 31, 2017:

	Quarter Ended December 31, 2017		Year Ended December 31, 2017
Portfolio Company	Net Proceeds	Realized Gains/(Losses)(1)	Net Proceeds	Realized Gains/(Losses)(1)
AliphCom, Inc. (d/b/a Jawbone)	$—	$—	$—	$(793,152)
AlwaysOn, Inc.	—	—	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	—	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	—	—	(2,448,959)
EarlyShares.com, Inc.	—	—	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	—	—	(4,959,614)
Global Education Learning (Holdings) Ltd.	—	—	—	(675,495)
Snap, Inc.	—	—	4,033,360	31,090
JAMF Holdings, Inc.(2)	34,931,287	25,474,575	34,931,287	25,474,575
Spotify Technology S.A.(3)	13,896,600	10,299,111	13,896,600	10,299,111
Dataminr, Inc.	4,803,384	1,635,673	4,803,384	1,635,673
Whittle Schools, LLC	4,575,000	(181,045)	4,575,000	(181,045)
Chegg, Inc.(3)	4,506,108	1,241,122	10,246,005	2,231,611
Strategic Data Command, LLC(2)	2,454,652	1,524,374	2,454,652	1,524,374
Palantir Technologies, Inc.(3)	2,091,501	1,078,692	2,091,501	1,078,692
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)	—	(1,839,914)	—	(1,839,914)
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	—	(14,000,398)	—	(14,000,398)
Total Disposals	$67,258,532	$25,232,190	$77,031,789	$887,857

(1)
Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our U.S. Treasury investments.

(2)
Net proceeds does not reflect amounts expected to be received from the sale of these investments currently being held in escrow. Refer to “Note 2 — Significant Accounting Policies — Escrow Proceeds Receivable” to our consolidated financial statements as of December 31, 2017 for further detail.

(3)
Represents only a partial sale of our investment in the denoted portfolio companies. Refer to our Consolidated Schedule of Investments as of December 31, 2017 for the remaining investments held in these portfolio companies as of December 31, 2017.

2016 — Portfolio and Investment Activity
The table below summarizes the portfolio investments we purchased during the year ended December 31, 2016:
Fundings by Portfolio Company (Industry)	Year Ended December 31, 2016
Beamreach Solar, Inc. (f/k/a Solexel, Inc.) (Solar Power)	$250,000
Curious.com Inc. (Online Education)	2,000,003
Fullbridge, Inc. (Business Education)	1,000,000
Lytro, Inc. (Light Field Imaging Platform)	3,000,002
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Global Innovation Platform)	1,526,000
Ozy Media, Inc. (Digital Media Platform)	2,000,000
Snap Inc. (f/k/a Snapchat, Inc.) (Social Communication)	3,999,990
Capitalized Fees(1)	27,347
Total Gross Payments	$13,803,342

(1)
Capitalized fees represent costs such as legal and other fees associated with entering into or exiting a portfolio company investment or the ongoing due diligence and other costs associated with an existing portfolio company investment. Refer to “Note 2 — Significant Accounting Policies — Investment Transaction Costs and Escrow Deposits” to our consolidated financial statements as of December 31, 2017 for further detail.
The table below summarizes the portfolio investments we sold or wrote-off during the year ended December 31, 2016:
	Year Ended December 31, 2016
Portfolio Company	Net Proceeds	Realized Gains/(Losses)(1)
Bloom Energy Corporation	$2,973,438	$(882,162)
Gilt Groupe Holdings, Inc.(2)	429,261	(6,165,173)
Lyft, Inc.	7,651,890	4,430,220
NestGSV, Inc.	500,000	—
Twitter, Inc.	14,578,469	306,603
Upwork Global Inc. (f/k/a Odesk Corporation)	108,531	(77,819)
	—	—
Total Disposals	$26,241,589	$(2,388,331)

(1)
Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our U.S. Treasury investments as well as realized losses of  $246,714 from our investments in warrants of FullBridge, Inc.

(2)
$1,991 of the proceeds received from Gilt Groupe Holdings, Inc. represents an excess distribution of proceeds received as part of the January 2016 sale of Gilt Groupe Holdings, Inc. to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.

2015 — Portfolio and Investment Activity
The table below summarizes the portfolio investments we purchased during the year ended December 31, 2015:
Fundings by Portfolio Company (Industry)	Year Ended December 31, 2015
NestGSV, Inc. (d/b/a GSV Labs, Inc.) (Global Innovation Platform)	$3,499,999
Fullbridge, Inc. (Business Education)	964,042
Lyft, Inc. (Peer to Peer Ridesharing)	2,499,985
Handle Financial, Inc. (f/k/a PayNearMe, Inc.). (Cash Payment Network)	3,999,998
GSV Sustainability Partners (Clean Technology)	2,300,000
Earlyshares.com, Inc. (Equity Crowdfunding)	50,000
Enjoy Technology, Inc. (On-Demand Commerce)	4,000,000
Aspiration Partners, Inc. (Financial Services)	999,975
Declara, Inc. (Social Cognitive Learning)	2,000,000
EdSurge, Inc. (Education Media Platform)	500,000
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) (Sports Analytics)	25,000
Spotify Technology S.A. (Music Streaming Service)	10,001,100
Capitalized Fees(1)	115,420
Total Gross Payments	$30,955,519

(1)
Capitalized fees represent costs such as legal and other fees associated with entering into or exiting a portfolio company investment or the ongoing due diligence and other costs associated with an existing portfolio company investment. Refer to “Note 2 — Significant Accounting Policies — Investment Transaction Costs and Escrow Deposits” to our consolidated financial statements as of December 31, 2017 for further detail.

The table below summarizes the portfolio investments we sold or wrote-off during the year ended December 31, 2015:
	Year Ended December 31, 2015
Portfolio Company	Net Proceeds	Realized Gains/(Losses)(1)
2U, Inc. (f/k/a 2tor, Inc.)	$47,192,835	$37,160,718
DailyBreak, Inc.	3,000	(2,854,204)
Global Education Learning (Holdings) Ltd.(2)	3,660,394	—
NewZoom, Inc.	—	(260,476)
SugarCRM, Inc.	1,874,000	549,710
Twitter, Inc.	40,166,211	26,886,514
Totus Solutions, Inc.(3)	50,000	(6,052,203)
The rSmart Group, Inc.	5,000	(1,264,160)
Total Disposals	$92,951,440	$54,165,899

(1)
Realized gains/(losses) excludes any realized gains/(losses) incurred on the maturity of our U.S. Treasury investments.

(2)
Represents a tax distribution from Global Education Learning (Holdings) Ltd.

(3)
Represents sales of multiple share classes as well a debt investment in Totus Solutions, Inc.

Share Repurchase Program
On August 8, 2017, we announced the $5.0 million discretionary Share Repurchase Program.
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
During the three months ended December 31, 2017, we repurchased 360,549 shares of our common stock for approximately $2.1 million under the Share Repurchase Program.
Tender Offer for Convertible Senior Notes due 2018
On December 15, 2017, we announced the commencement of a cash tender offer (the “Tender Offer”) to purchase any and all of our $69.0 million aggregate principal amount of Convertible Senior Notes. As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the Convertible Senior Notes, representing approximately 7.0% of the outstanding Convertible Senior Notes, were validly tendered and not validly withdrawn pursuant to the Tender Offer.
Recent Developments
Portfolio Activity
Please refer to “Note 11 — Subsequent Events” to our consolidated financial statements as of December 31, 2017 for details regarding our portfolio activity from January 1, 2018 through March 16, 2018.

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
Share Repurchase Program
From January 1, 2018 through March 16, 2018, we repurchased 179,807 shares of our common stock pursuant to the Share Repurchase Program at an average price of  $6.90 per share. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for more information about the Share Repurchase Program.
Tender Offer for Convertible Senior Notes due 2018
As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the Convertible Senior Notes, representing approximately 7.0% of the outstanding Convertible Senior Notes, were validly tendered and not validly withdrawn pursuant to the Tender Offer.
Fee Waiver Agreement
On February 5, 2018, we announced that GSV Asset Management had agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before any incentive fee is paid to GSV Asset Management. In addition, pursuant to the Waiver Agreement, GSV Asset Management has agreed to forfeit $5.0 million of its previously accrued but unpaid incentive fees, and to waive base management fees on cash balances until the Convertible Senior Notes mature or are retired. See “Business — Investment Advisory Agreement” in Part I, Item I of this Form 10-K for more information.
For the avoidance of doubt, after these changes take effect, under no circumstances will the aggregate fees earned by GSV Asset Management in any quarterly period be higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.

Results of Operations
Operating results for the years ended December 31, 2017, 2016 and 2015 are as follows:
	Year Ended December 31,
	2017	2016	2015
Total Investment Income	$852,768	$736,283	$290,896
Interest income	304,672	523,488	244,115
Dividend income	475,000	—	46,781
Other income	73,096	212,795	—
Gross Operating Expenses	22,439,855	1,999,646	26,978,235
Management fee waiver	(708,272)	—	—
Net Operating Expenses	21,731,583	1,999,646	26,978,235
Management fees	5,666,176	6,896,347	8,044,801
Incentive fees/(reversal of incentive fee accrual)	7,151,641	(15,188,121)	8,170,326
Costs incurred under Administration Agreement	1,874,839	2,545,316	2,681,079
Directors’ fees	328,480	345,000	373,676
Professional fees	2,068,668	1,966,906	1,357,988
Interest expense	4,696,819	4,731,430	4,961,169
Tax expense	52,901	—	880,778
Other expenses	600,331	702,768	509,418
Gain on fair value adjustment for embedded derivative	—	—	(1,000)
Reversal of benefit from taxes on net investment loss(1)	—	—	(21,969,370)
Net investment loss	(20,878,815)	(1,263,363)	(48,656,709)
Net realized gain/(loss) on investments	913,982	(2,634,471)	54,144,229
Reversal of provision for taxes on net realized gains on investments(1)	—	—	342,802
Net change in unrealized appreciation/(depreciation) of investments	34,775,696	(73,213,845)	(13,422,245)
Benefit from taxes on unrealized depreciation of investments(1)(2)	2,757,070	2,116,784	16,058,080
Net increase/(decrease) in net assets resulting from operations	$17,567,933	$(74,994,895)	$8,466,157

(1)
Due to our change in tax status to a RIC from a C Corporation, the associated accrued benefits from and provisions for taxes from previous years were reversed for the year ended December 31, 2015. Refer to “Note 9 — Income Taxes” to our consolidated financial statements as of December 31, 2017 included in this annual report on Form 10-K for further detail.

(2)
During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit was the result of a decrease in built-in gains tax liability due to the recently passed tax legislation, partially offset by an increase in the net deferred tax liability generated by the GSVC Holdings. Refer to “Note 9 — Income Taxes” to our consolidated financial statements as of December 31, 2017 included in this annual report on Form 10-K for further detail.

Total Investment Income
For the year ended December 31, 2017 as compared to the year ended December 31, 2016
Investment income increased to $852,768 for the year ended December 31, 2017, from $736,283 for the year ended December 31, 2016. The increase was primarily due to increased dividend income which was partially offset by reversals of interest accruals. The increase in dividend income resulted from a $475,000 dividend received from our investment in SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.). Interest income also increased due to increased interest income from our investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.)
For the year ended December 31, 2016 as compared to the year ended December 31, 2015
Investment income increased to $736,283 for the year ended December 31, 2016, from $290,896 for the year ended December 31, 2015. The increase was primarily due to increased interest income and other income received in 2016. The increase in interest income resulted from our acquisition of interest-bearing debt investments during the fiscal year ended December 31, 2016. As of December 31, 2016, the cost of our debt investments increased to $8,849,434 from $4,177,804 as of December 31, 2015. The increase in other income between periods resulted from the proceeds from Michael Moe’s sale of common shares of 2U, Inc. (f/k/a 2tor, Inc.), one of our former portfolio companies, that Mr. Moe received while serving on 2U, Inc.’s board of directors. The sales proceeds were remitted directly to the Company pursuant to GSV Asset Management’s internal policy whereby any fees or compensation received by a manager, partner, officer or employee of GSV Asset Management in exchange for serving as a director of, or providing consulting services to, any of our portfolio companies will be transferred to us, net of any personal taxes incurred, upon such receipt for the benefit of us and our stockholders.
Operating Expenses
For the year ended December 31, 2017 as compared to the year ended December 31, 2016
Total operating expenses, net of waiver of management fees, increased to $21,731,583 for the year ended December 31, 2017, from $1,999,646 for the year ended December 31, 2016, primarily due to incentive fee accruals for the year ended December 31, 2017 as well as the reversal of incentive fee accruals during fiscal year 2016, and, to a lesser extent, increased professional fees, which include legal, valuation, audit and consulting fees. We accrued incentive fees during the year ended December 31, 2017, as a result of the unrealized appreciation of our portfolio investments in the aggregate during the period. The increase in total operating expenses during the year ended December 31, 2017, was partially offset by lower management fees due to lower average gross assets outstanding, and GSV Asset Management’s voluntary 0.25% reduction to the base management fee payable under the Investment Advisory Agreement, as well as a decrease in costs incurred under the Administration Agreement.
For the year ended December 31, 2016 as compared to the year ended December 31, 2015
Total operating expenses decreased to $1,999,646 for the year ended December 31, 2016, from $26,978,235 for the year ended December 31, 2015. Total operating expenses decreased primarily as a result of the reversal of previously accrued incentive fees during the year ended December 31, 2016, which was the result of the realization of  $2,634,471 in net losses on investments in the year ended December 31, 2016, as compared to $54,144,229 in net realized gains on investments in the year ended December 31, 2015. The unrealized depreciation of our portfolio investments in the aggregate during the year ended December 31, 2016 also contributed to the reversal of previously accrued incentive fees. Total operating expenses also decreased due to lower management fees resulting from lower average gross assets outstanding, as well as a decrease in interest expense resulting from lower average borrowings under the $18.0 million senior secured credit facility with Silicon Valley Bank (the “SVB Credit Facility”). There was also no income tax expense incurred for the year ended December 31, 2016. These decreases were minimally offset by an increase in other expenses and professional fees, which include legal, valuation, audit and consulting fees.
Net Investment Loss
For the year ended December 31, 2017 as compared to the year ended December 31, 2016
For the year ended December 31, 2017, we recognized a net investment loss of  $20,878,815, compared to a net investment loss of  $1,263,363 for the year ended December 31, 2016. The increase in net investment loss resulted primarily from the large increase in our operating expenses for the year ended December 31, 2017, as discussed above. For the years ended December 31, 2017 and 2016, we recognized no benefit from taxes on net investment loss.
For the year ended December 31, 2016 as compared to the year ended December 31, 2015
For the year ended December 31, 2016, we recognized a net investment loss of  $1,263,363, compared to a net investment loss of  $48,656,709 for the year ended December 31, 2015. The decrease in net investment loss resulted primarily from the large decrease in our operating expenses for the year ended December 31, 2016, as discussed above, as well as the fact that we recognized no benefit from taxes on net investment loss for the year ended December 31, 2016, as compared to the year ended December 31, 2015, where we recognized a $21,969,370 reversal of our previously accrued benefit from taxes on net investment loss.
Our election to be treated as a RIC resulted in no new tax provisions or benefits being accrued following the appropriate reversals for the year ended December 31, 2015. Typically for a taxable entity, a net investment loss would generate a benefit from taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued benefits from taxes on net investment loss from prior periods.
Net Realized Gain/(Loss) on Investments
For the year ended December 31, 2017, we recognized net realized gains of  $913,982, compared to net realized losses of  $2,634,471 for the year ended December 31, 2016 and net realized gains of  $54,144,229 for the year ended December 31, 2015. The components of our net realized gains and losses on portfolio investments for the years ended December 31, 2017, 2016, and 2015, excluding U.S. Treasury investments, are reflected in the tables above, under “— Portfolio and Investment Activity.”
For the year ended December 31, 2017, we recognized no provision for taxes on our net realized capital gains due to our election to be treated as a RIC. For the year ended December 31, 2016, we recognized no benefit from taxes on our net realized capital losses due to our election to be treated as a RIC.
For the year ended December 31, 2015, we reversed a previously accrued provision of  $342,802 for taxes on net realized capital gains due to our election to be treated as a RIC. Typically for a taxable entity, net realized capital gains would generate a provision for taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued provisions for taxes on net realized capital gains from prior periods.

Net Change in Unrealized Appreciation/(Depreciation) of Investments
For the year ended December 31, 2017, we had a net change in unrealized appreciation of  $34,775,696. For the year ended December 31, 2016, we had a net change in unrealized depreciation of  $73,213,845. For the year ended December 31, 2015, we had a net change in unrealized depreciation of  $13,422,245. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the years ended December 31, 2017, 2016 and 2015.
Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Year Ended December 31, 2017
Spotify Technology S.A.(2)	$15,394,865
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)(1)	14,272,843
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)(1)	13,835,988
Chegg, Inc.(2)	7,445,390
Orchestra One, Inc. (f/k/a Learnist Inc.)(1)	4,959,614
Dropbox Inc.	4,685,212
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	4,308,957
Coursera, Inc.	3,849,819
StormWind, LLC	3,832,681
Lyft, Inc.	2,671,022
Cricket Media (f/k/a ePals Inc.)(1)	2,448,959
AlwaysOn, Inc.(1)	1,903,414
Aspiration Partners, Inc.	1,440,417
Circle Media (f.k.a. S3 Digital Corp.(d/b/a S3i)(1)	1,325,033
Strategic Data Command, LLC(2)	(1,063,278)
Maven Research, Inc.	(1,672,521)
Dataminr, Inc.(2)	(2,348,736)
General Assembly Space, Inc.	(2,905,898)
SugarCRM, Inc.	(2,893,050)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(3,239,916)
JAMF Holdings, Inc.(2)	(3,856,826)
Curious.com, Inc.	(4,470,877)
Palantir Technologies, Inc.(2)	(5,424,238)
Ozy Media, Inc.	(5,518,893)
Declara Inc.	(6,111,907)
Lytro, Inc.	(8,793,884)
Other(3)	701,506
Total	$34,775,696

(1)
The change in unrealized appreciation for this investment resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation).

(3)
“Other” represents investments (including U.S. Treasury bills and U.S. Treasury strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the year ended December 31, 2017.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Year Ended December 31, 2016
Palantir Technologies, Inc.	$(14,844,283)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	(14,281,910)
Handle Financial, Inc. (f/k/a PayNearMe, Inc.).	(13,810,477)
Dropbox, Inc.	(9,041,704)
Fullbridge, Inc.	(5,904,068)
Dataminr, Inc.	(5,875,388)
Avenues Global Holdings, LLC	(4,886,897)
Declara Inc.	(4,506,983)
Twitter, Inc.(2)	(4,254,018)
SugarCRM, Inc.	(3,866,388)
Lyft, Inc.(2)	(3,305,991)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,827,142)
Curious.com Inc.	(2,011,360)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(1,940,222)
Ozy Media, Inc.	(1,518,995)
Knewton, Inc.	(1,171,677)
Strategic Data Command, LLC	1,050,905
General Assembly Space, Inc.	2,225,392
Spotify Technology S.A.	2,711,991
JAMF Holdings, Inc.	3,133,955
Course Hero, Inc.	5,532,303
Gilt Groupe Holdings, Inc.(2)	6,055,046
Other(3)	124,066
Total	$(73,213,845)

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Year Ended December 31, 2015
2U, Inc. (f/k/a 2tor, Inc.)(2)	$(13,310,392)
Palantir Technologies, Inc.	10,877,933
Dataminr, Inc.	7,443,644
Lyft, Inc.	6,466,730
Totus Solutions, Inc.(1)	5,894,116
General Assembly Space, Inc.	5,395,948
Dailybreak, Inc.(1)	2,857,204
The rSmart Group, Inc.(1)	1,074,654
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	(1,050,872)
Gilt Groupe Holdings, Inc.	(2,628,721)
Dropbox, Inc.	(2,836,295)
Orchestra One, Inc. (f/k/a Learnist Inc.)	(5,374,947)
Twitter, Inc.(2)	(25,607,941)
Other(3)	(2,623,306)
Total	$(13,422,245)

(1)
The change in unrealized appreciation for this investment resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation).

(3)
“Other” represents investments (including U.S. Treasury bills and U.S. Treasury strips) for which individual change in unrealized appreciation/(depreciation) was less than $1,000,000 for the years ended December 31, 2016 and 2015.

For the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized appreciation/depreciation of investments of  $2,757,070, compared to our recognition of a benefit from taxes of  $2,116,784 on unrealized depreciation of investments for the year ended December 31, 2016.

Despite unrealized appreciation of our portfolio investments between periods, which would typically result in a provision for taxes, our net benefit from taxes on unrealized appreciation/depreciation of investments for fiscal year 2017 was significantly impacted by the U.S. tax reform legislation signed into law in December 2017 that reduced corporate income tax rates and ultimately reduced the amount of our deferred tax liabilities. Our accrual for deferred tax liabilities is made up of: the built-in gains tax, taxes related to book and tax basis differences of certain equity investments, and net operating losses held by the GSVC Holdings.
For the year ended December 31, 2016, we recognized a benefit from taxes on unrealized depreciation of investments of  $2,116,784, compared to our recognition of a benefit from taxes of  $16,058,080 on unrealized depreciation of investments for the year ended December 31, 2015. Our benefit from taxes on unrealized depreciation of investments decreased between periods due to our election to be treated as a RIC, which resulted in no accrual of new tax benefits.
For the year ended December 31, 2015, we recognized a benefit from taxes of  $16,058,080 on unrealized depreciation of investments. As a result of our election to be treated as a RIC, we reversed the previously accrued provisions for taxes on unrealized appreciation of investments from prior periods. This reversal resulted in a larger benefit for taxes on unrealized depreciation of investments than would have been accrued solely based on the unrealized depreciation of investments for the year ended December 31, 2015.
Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the sales of our investments and advances from any credit facility from which we may borrow. For example, prior to its expiration in accordance with its terms on December 31, 2016, we generated liquidity and capital resources from the SVB Credit Facility. In addition, on May 31, 2017, we entered into the Loan Agreement which provides us with a $12.0 million Credit Facility that matures on the later of  (i) August 15, 2018 or (ii) 30 days prior to the due date of the Convertible Senior Notes, which mature on September 15, 2018. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities. With regard to the Convertible Senior Notes, which mature on September 15, 2018, we are actively managing our liquidity in anticipation of meeting our obligations thereunder.
Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the years ended December 31, 2017, 2016 and 2015, our operating expenses, net of any management fee waiver, were $21,731,583, $1,999,646, and $26,978,235, respectively.
Cash Reserves and Liquid Securities	December 31, 2017	December 31, 2016	December 31, 2015
Cash	$59,838,600	$8,332,634	$13,349,877
Borrowing availability under the Credit Facility(1)	12,000,000	—	18,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	8,160,000	8,729,005	26,486,074
Subject to other sales restrictions(3)	—	—	67,296
Total securities of publicly traded portfolio companies	8,160,000	8,729,005	26,553,370
Total Cash Reserves and Liquid Securities	$79,998,600	$17,061,639	$57,903,247

(1)
Subject to leverage and borrowing base restrictions under the Credit Facility as of December 31, 2017 and under the SVB Credit Facility as of December 31, 2015. Refer to “Note 10 — Debt Capital Activities” to our consolidated financial statements as of December 31, 2017 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.

(3)
As of December 31, 2015, this balance represents our shares of common stock of Cricket Media (f/k/a ePals Inc.). These shares were freely tradable; however, at certain times in the past, these shares may have been subject to black-out periods as a result of Michael Moe’s previously held seat on the board of directors of Cricket Media (f/k/a ePals Inc.) Mr. Moe resigned from his position as a director of Cricket Media (f/k/a ePals Inc.) in May 2016.
During the year ended December 31, 2017, cash increased to $59,838,600 from $8,332,634 at the beginning of the year. The increase in cash was primarily due to approximately $77.0 million in sales of our portfolio investments, which was partially offset by $5.2 million in management fees paid under the Investment Advisory Agreement, $4.9 million of share repurchases under the Share Repurchase Program, $3.6 million in interest payments on the Convertible Senior Notes, $2.0 million of audit and legal fees and $1.3 million in allocation of overhead expenses paid to GSV Capital Service Company under the Administration Agreement.
Contractual Obligations
	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	69.0	69.0	—	—	—
Total	$158.5	$158.5	$—	$—	$—

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on January 4, 2018, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.

(2)
The total unused amount available under the Credit Facility as of December 31, 2017 was $12.0 million.

(3)
The weighted-average interest rate incurred under the Credit Facility was 0.02% for the year ended December 31, 2017.

(4)
The balance shown for the Convertible Senior Notes reflects the principal balance payable to investors as of December 31, 2017. Following the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the Convertible Senior Notes, representing approximately 7.0% of the outstanding Convertible Senior Notes, were validly tendered and not validly withdrawn pursuant to the Tender Offer. As of March 16, 2018, the balance due for our Convertible Senior Notes is approximately $64.2 million. Refer to “Note 10 — Debt Capital Activities” to our consolidated financial statements as of December 31, 2017 for more information.

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
We entered into a loan agreement, effective December 31, 2013, with Silicon Valley Bank to provide us with the SVB Credit Facility, which expired on December 31, 2016 in accordance with its terms. The SVB Credit Facility bore interest at a per annum rate equal to the greater of  (i) the prime rate plus 4.75% or (ii) 8.0% on amounts drawn. Refer to “Note 10 — Debt Capital Activities” to our consolidated financial statements as of December 31, 2017 for more information regarding the Credit Facility and the SVB Credit Facility.

Convertible Senior Notes Payable
On September 17, 2013, we issued $69.0 million aggregate principal amount of the Convertible Senior Notes (including $9.0 million aggregate principal amount issued pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Senior Notes), which bear interest at a fixed rate of 5.25% per year, are payable semi-annually and mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the Convertible Senior Notes prior to maturity. As of December 31, 2017, the Convertible Senior Notes were convertible into shares of our common stock based on a conversion rate of 83.3596 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock. Refer to “Note 10 — Debt Capital Activities” to our consolidated financial statements as of December 31, 2017 for more information regarding the Convertible Senior Notes.
Tender Offer for Convertible Senior Notes due 2018
On December 15, 2017, we announced the commencement of the Tender Offer to purchase any and all of our $69.0 million aggregate principal amount of Convertible Senior Notes. See “— Recent Developments” above for information regarding the expiration and results of the Tender Offer.
Share Repurchase Program
On November 7, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of  (i) November 6, 2018 or (ii) the repurchase of  $10.0 million in aggregate amount of our common stock. See “— Recent Developments” above and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for more information about the Share Repurchase Program.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.
Equity Issuances & Debt Capital Activities
There were no sales of our equity or debt securities during the years ended December 31, 2017, 2016 or 2015. As a result of our distribution paid on December 31, 2015, we issued 2,860,903 shares of common stock. Refer to “— Distributions” below for details of our distributions paid.
Distributions
The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2017.
Critical Accounting Policies
Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2 — Significant Accounting Policies” to our consolidated financial statements as of December 31, 2017 for further detail regarding our critical accounting policies and recently issued accounting pronouncements.
Related-Party Transactions
See “Note 3 — Related-Party Arrangements” to our consolidated financial statements as of December 31, 2017 for more information.
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
As of December 31, 2017, all of our debt investments and outstanding borrowings bore a fixed rate of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change.
Based on our December 31, 2017 Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the year ended December 31, 2017, assuming no changes in our investment income and borrowing structure.
Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$330,000	$(330,000)
Up 200 Basis points	$—	$220,000	$(220,000)
Up 100 Basis points	$—	$110,000	$(110,000)
Down 100 Basis points	$—	$(110,000)	$110,000
Down 200 Basis points	$—	$(220,000)	$220,000
Down 300 Basis points	$—	$(330,000)	$330,000

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the year ended December 31, 2017. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the year ended December 31, 2017, our actual average borrowings under the Credit Facility were $460,274.

Although we believe that this measure is indicative of our sensitivity to the above-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDC’s that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Item 8.
Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of GSV Capital Corp.
Opinion on the Consolidated Financial Statements, Financial Highlights and Financial Statement Schedules
We have audited the accompanying consolidated statements of assets and liabilities of GSV Capital Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, changes in net assets, and financial highlights (presented in Note 7) for each of the three years in the period ended December 31, 2017, and the related notes. Our audits also included the 2017 and 2016 financial statement schedules listed in the Index at Item 15(a)(2). In our opinion, the consolidated financial statements, financial highlights and financial statement schedules present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for each of the five years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic 2016 and 2015 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements, financial highlights and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements, financial highlights and financial statement schedules based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements, financial highlights and financial statement schedules are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, financial highlights and financial statement schedules, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements, financial highlights and financial statement schedules. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement, financial highlights and financial statement schedules. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 16, 2018
We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of GSV Capital Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GSV Capital Corp. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated March 16, 2018, expressed an unqualified opinion on the financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Francisco, California
March 16, 2018

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2017	December 31, 2016
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $137,526,726 and $204,101,445, respectively)	$179,908,234	$200,532,890
Non-controlled/affiliate investments (cost of $41,886,312 and $51,773,388, respectively)	16,473,098	42,444,690
Controlled investments (cost of $23,161,314 and $22,893,441, respectively)	24,207,161	19,037,566
Investments in U.S. Treasury bills (cost of $99,985,833 and $29,998,750, respectively)	99,994,000	29,998,490
Total Investments (cost of $302,560,185 and $308,767,024, respectively)	320,582,493	292,013,636
Cash	59,838,600	8,332,634
Due from:
Controlled investments	840	—
Escrow proceeds receivable	603,456	—
Interest and dividends receivable	35,141	92,946
Prepaid expenses and other assets	208,983	213,942
Deferred financing costs	413,023	311,268
Total Assets	381,682,536	300,964,426
LIABILITIES
Due to:
GSV Asset Management(1)	231,697	422,025
Accounts payable and accrued expenses	458,203	335,611
Accrued incentive fees(1)	9,278,085	2,126,444
Accrued management fees, net of waiver of management fees(1)	424,447	524,054
Accrued interest payable	1,056,563	1,056,563
Payable for securities purchased	89,485,825	26,498,750
Deferred tax liability	7,602,301	10,359,371
Convertible Senior Notes Payable 5.25% due September 15, 2018(2)	68,382,549	67,512,798
Total Liabilities	176,919,670	108,835,616
Commitments and contingencies (Notes 7 and 10)
Net Assets	$204,762,866	$192,128,810
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 21,246,345 and 22,181,003 issued and outstanding, respectively)	$212,463	$221,810
Paid-in capital in excess of par	202,584,012	221,237,636
Accumulated net investment loss	(8,593,717)	(1,443,996)
Accumulated net realized gains/(losses) on investments	140,100	(773,882)
Accumulated net unrealized appreciation/(depreciation) of investments	10,420,008	(27,112,758)
Net Assets	$204,762,866	$192,128,810
Net Asset Value Per Share	$9.64	$8.66

(1)
This balance references a related-party transaction and is subject to the fee Waiver Agreement announced and effective subsequent to year-end. Refer to “Note 3 — Related-Party Arrangements” for more detail.

(2)
The Convertible Senior Notes have a face value of  $69,000,000. Refer to “Note 10 — Debt Capital Activities” for a reconciliation of the carrying value to the face value.

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income/(reversal of interest accrual)	$(4,627)	$262,473	$29,695
Dividend income	—	—	46,781
Other income	73,096	212,795	—
Non-controlled/affiliate investments:
Interest income	59,460	159,016	214,420
Controlled investments:
Interest income	249,839	101,999	—
Dividend income	475,000	—	—
Total Investment Income	852,768	736,283	290,896
OPERATING EXPENSES
Management fees(2)	5,666,176	6,896,347	8,044,801
Incentive fees/(reversal of incentive fee accrual)(2)	7,151,641	(15,188,121)	8,170,326
Costs incurred under Administration Agreement(1)	1,874,839	2,545,316	2,681,079
Directors’ fees	328,480	345,000	373,676
Professional fees	2,068,668	1,966,906	1,357,988
Interest expense	4,696,819	4,731,430	4,961,169
Tax expense	52,901	—	880,778
Other expenses	600,331	702,768	509,418
Gain on fair value adjustment for embedded derivative	—	—	(1,000)
Total Operating Expenses	22,439,855	1,999,646	26,978,235
Management fee waiver(2)	(708,272)	—	—
Total operating expenses, net of waiver of management fees	21,731,583	1,999,646	26,978,235
Reversal of benefit from taxes on net investment loss(3)	—	—	(21,969,370)
Net Investment Loss	(20,878,815)	(1,263,363)	(48,656,709)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	3,989,476	(2,634,471)	64,314,796
Non-controlled/affiliate investments	(3,075,494)	—	(10,170,567)
Net Realized Gains/(Losses) on Investments	913,982	(2,634,471)	54,144,229
Reversal of provision for taxes on net realized gain on investments(3)	—	—	342,802
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	45,958,490	(54,745,095)	(14,181,484)
Non-controlled/affiliate investments	(16,084,516)	(13,571,477)	1,386,378
Controlled investments	4,901,722	(4,897,273)	(627,139)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	34,775,696	(73,213,845)	(13,422,245)
Benefit from taxes on unrealized depreciation of investments(3)(5)	2,757,070	2,116,784	16,058,080
Net Increase/(Decrease) in Net Assets Resulting from Operations	$17,567,933	$(74,994,895)	$8,466,157
Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
Basic	$0.80	$(3.38)	$0.44
Diluted(4)	$0.80	$(3.38)	$0.44
Weighted-Average Common Shares Outstanding
Basic	21,924,490	22,181,003	19,327,938
Diluted(4)	21,924,490	22,181,003	19,327,938

(1)
This balance references a related-party transaction. Refer to “Note 3 — Related-Party Arrangements” for more detail.

(2)
This balance references a related-party transaction and is subject to the fee Waiver Agreement announced and effective subsequent to year-end. Refer to “Note 3 — Related-Party Arrangements” for more detail.

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – continued
(3)
Due to the Company’s election to be treated as a regulated investment company (“RIC”) from a C Corporation, the associated previously accrued benefits from, and provisions for, taxes from prior periods were reversed for the year ended December 31, 2015. Refer to “Note 9 — Income Taxes” to these consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in Part II, Item 7 of this Form 10-K for further detail.

(4)
For the years ended December 31, 2017, 2016 and 2015, respectively, 5,751,815, 5,751,815 and 5,710,212 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.

(5)
During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit was the result of a decrease in built-in gains tax liability due to the recently passed tax legislation, partially offset by an increase in the net deferred tax liability generated by the GSVC Holdings. Refer to “Note 9 — Income Taxes” for further detail.

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Change in Net Assets Resulting from Operations
Net investment loss	$(20,878,815)	$(1,263,363)	$(48,656,709)
Net realized gains/(losses) on investments	913,982	(2,634,471)	54,144,229
Reversal of provision for taxes on realized gains on investments(1)	—	—	342,802
Net change in unrealized appreciation/(depreciation)of investments	34,775,696	(73,213,845)	(13,422,245)
Benefit from taxes on unrealized depreciation of investments(1)	2,757,070	2,116,784	16,058,080
Net Increase/(Decrease) in Net Assets Resulting from Operations	17,567,933	(74,994,895)	8,466,157
Distributions from realized gains	—	(820,753)	(53,323,476)
Distributions from return of capital	—	(66,487)	—
Total distributions	—	(887,240)	(53,323,476)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock	—	—	26,964,591
Repurchases of common stock	(4,933,877)	—	—
Net Increase/(Decrease) in Net Assets Resulting from Capital Transactions	(4,933,877)	—	26,964,591
Total Increase/(Decrease) in Net Assets	12,634,056	(75,882,135)	(17,892,728)
Net assets at beginning of year	192,128,810	268,010,945	285,903,673
Net Assets at End of Year	$204,762,866	$192,128,810	$268,010,945
Capital Share Activity
Shares outstanding at beginning of year	22,181,003	22,181,003	19,320,100
Shares issued	—	—	2,860,903
Shares repurchased	(934,658)	—	—
Shares Outstanding at End of Year	21,246,345	22,181,003	22,181,003

(1)
Refer to “Note 9 — Income Taxes” for more detail.

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash Flows from Operating Activities
Net increase/(decrease) in net assets resulting from operations	$17,567,933	$(74,994,895)	$8,466,157
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gains)/losses on investments	(913,982)	2,634,471	(54,144,229)
Net change in unrealized (appreciation)/depreciation of investments	(34,775,696)	73,213,845	13,422,245
Gain on fair value adjustment for embedded derivative	—	—	(1,000)
Deferred tax liability	(2,757,070)	(2,116,784)	5,568,489
Current taxes payable	—	—	(134,733)
Amortization of discount on Convertible Senior Notes	869,751	863,751	134,266
Amortization of deferred financing costs	48,678	210,999	627,909
Amortization of fixed income security premiums and discounts	(139,544)	(54,522)	(78,212)
Paid-in-kind-interest	(152,270)	(447,009)	—
Non-cash dividend income	—	—	(46,781)
Change in restricted cash	—	52,931	(4,042)
Escrow proceeds receivable	603,456	—	—
Purchases of investments in:
Portfolio investments	(191,274)	(13,803,342)	(30,927,038)
U.S. Treasury bills	(360,031,336)	(119,998,208)	(255,015,475)
Proceeds from sales or maturity of investments in:
Portfolio investments	77,031,789	26,241,589	92,947,445
U.S. Treasury bills	290,000,000	120,000,000	325,000,000
U.S. Treasury strips	—	3,685,000	3,639,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	—	220,770	(15,945)
Due from controlled investments	(840)	56,371	28,985
Prepaid expenses and other assets	4,959	13,884	369,100
Interest and dividends receivable	57,805	4,237	(70,512)
Escrow proceeds receivable	(603,456)	—	—
Due to GSV Asset Management(1)	(190,328)	(4,625,404)	5,024,033
Payable for securities purchased	62,987,075	(607)	(63,502,335)
Accounts payable and accrued expenses	122,592	230,024	(187,363)
Accrued incentive fees(1)	7,151,641	(15,188,121)	3,176,666
Accrued management fees(1)	(99,607)	(159,369)	42,147
Accrued interest payable	—	—	(82,895)
Net Cash Provided by/(Used in) Operating Activities	56,590,276	(3,960,389)	54,235,882
Cash Flows from Financing Activities
Borrowings under credit facility	16,000,000	3,500,000	6,000,000
Repayments under credit facility	(16,000,000)	(3,500,000)	(24,000,000)
Repurchases of common stock	(4,933,877)	—	—
Dividends paid	—	(887,240)	(26,358,885)
Deferred credit facility costs	(100,313)	—	—
Deferred offering costs	(50,120)	(169,614)	—
Net Cash Used in Financing Activities	(5,084,310)	(1,056,854)	(44,358,885)
Total Increase/(Decrease) in Cash Balance	51,505,966	(5,017,243)	9,876,997
Cash Balance at Beginning of Year	8,332,634	13,349,877	3,472,880
Cash Balance at End of Year	$59,838,600	$8,332,634	$13,349,877
Supplemental Information:
Interest paid	$3,684,410	$3,650,961	$5,044,064
Taxes paid	$54,014	$—	$—
Non-cash dividends paid	$—	$—	$26,964,591

(1)
This balance references a related-party transaction and is subject to the fee Waiver Agreement announced and effective subsequent to year-end. Refer to “Note 3 — Related-Party Arrangements” for more detail.

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5,773,690	$16,189,935	$35,075,759	17.13%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	5,884	10,002,084	30,729,068	15.01%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	18,360,674	8.97%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	7,524,859	3.67%
Common shares		760,000	8,641,153	10,350,837	5.06%
Total			13,656,926	17,875,696	8.73%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	5,281,440	2.58%
Common shares		133,213	2,999,983	5,559,426	2.72%
Total			5,999,961	10,840,866	5.30%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	128,563	2,503,585	4,269,577	2.09%
Preferred shares, Series D		176,266	1,792,749	5,853,938	2.86%
Total			4,296,334	10,123,515	4.95%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,041,426	4.90%
Chegg, Inc.**	Santa Clara, CA
Common shares(3)(11)	Online Education Services	500,000	6,008,468	8,160,000	3.99%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-Focused Private School	10,014,270	10,151,854	5,908,419	2.89%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	5,583,562	2.73%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	3,929,210	1.92%
Preferred shares, Series A		879,198	1,002,440	1,190,998	0.58%
Total			5,002,720	5,120,208	2.50%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,597,034	1.76%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,522	1,838,912	0.90%
Common shares		1,524,799	5,476,502	1,384,956	0.68%
Total			6,977,024	3,223,868	1.58%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)(7)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	707,991	2,506,119	3,130,348	1.53%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.10%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	46,256	0.02%
Total			2,282,844	2,296,255	1.12%

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2017
Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,518,176	0.74%
Preferred shares, Series A		3,579,610	758,017	759,088	0.37%
Total			2,260,379	2,277,264	1.11%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	100,680	0.05%
Preferred shares, Series C-1		3,378,379	10,000,002	2,013,587	0.98%
Total			10,502,083	2,114,267	1.03%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	0.98%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	540,270	1,001,815	1,748,371	0.85%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	791,361	0.39%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	593,702	0.29%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Promissory note 1.47%, Due 11/9/2021(12)		$2,270,458	2,270,858	316,570	0.15%
Total			8,421,364	316,570	0.15%
Total Non-controlled/Non-affiliate			$137,526,726	$179,908,234	87.89%
NON-CONTROLLED/AFFILIATE(1)
Curious.com, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	5,514,077	2.69%
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***(14)	Digital Media Platform	$2,000,000	2,000,000	1,067,639	0.52%
Preferred shares, Series B		922,509	4,999,999	2,367,022	1.16%
Preferred shares, Series A		1,090,909	3,000,200	1,419,810	0.69%
Preferred shares, Series Seed		500,000	500,000	236,635	0.12%
Total			10,500,199	5,091,106	2.49%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(6)	Corporate Education	$1,259,712	1,259,712	1,259,712	0.62%
Convertible preferred shares, Series D		169,033	778,607	989,489	0.48%
Convertible preferred shares, Series C		615,763	2,006,077	480,184	0.23%
Preferred Warrants Series D – Strike Price $4.59 – Expiration Date 2/25/2018(15)		16,903	—	2,366	0.00%
Total			4,044,396	2,731,751	1.33%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 9% Due 12/31/2017(10)(12)	Social Cognitive Learning	$2,120,658	2,121,898	1,120,329	0.55%
Preferred shares, Series A		10,716,390	9,999,999	382,678	0.19%
Total			12,121,897	1,503,007	0.74%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.24%
Preferred shares, Series A		494,365	500,801	581,917	0.28%
Total			1,002,161	1,081,917	0.52%

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2017

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	$2,000,447	$501,240	0.24%
Preferred shares, Series B		49,505	217,206	50,000	0.02%
Total			2,217,653	551,240	0.26%
Total Non-controlled/Affiliate			$41,886,312	$16,473,098	8.03%
CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	7,223,904	3.53%
Preferred shares, Series B		3,279,629	2,019,687	5,804,472	2.83%
Preferred shares, Series A		366,666	110,000	425,342	0.21%
Total			6,130,474	13,453,718	6.57%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2018***(9)	Global Innovation Platform	$560,199	564,079	560,199	0.27%
Unsecured Promissory Note 12% Due 1/15/2018***(8)		$592,129	592,809	592,129	0.29%
Preferred shares, Series A-4		3,720,424	4,904,498	5,390,842	2.63%
Preferred shares, Series A-3		1,561,625	2,005,730	1,885,644	0.92%
Preferred shares, Series A-2		450,001	605,500	326,022	0.16%
Preferred shares, Series A-1		1,000,000	1,021,778	543,370	0.27%
Common shares		200,000	1,000	—	—%
Preferred Warrants Series A-3 – Strike Price $1.33 – Expiration Date 4/4/2019		187,500	—	1,875	0.00%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 10/6/2019		500,000	—	160,000	0.08%
Preferred Warrants Series A-4 – Strike Price $1.33 – Expiration Date 7/18/2021		250,000	74,380	102,500	0.05%
Preferred Warrants Series B – Strike Price $2.31 – Expiration Date 11/29/2021(13)		100,000	29,275	41,000	0.02%
Preferred Warrant Series B – Strike Price $2.31, Expiration Date 5/29/2022(8)		125,000	70,379	80,000	0.04%
Total			9,869,428	9,683,581	4.73%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***	Clean Technology	14,300,000	7,151,412	1,069,862	0.52%
Common shares		100,000	10,000	—	—%
Total			7,161,412	1,069,862	0.52%
Total Controlled			$23,161,314	$24,207,161	11.82%
Total Portfolio Investments			$202,574,352	$220,588,493	107.74%
U.S. Treasury
U.S. Treasury bill, 0%, due 1/4/2018***(3)		$100,000,000	99,985,833	99,994,000	48.83%
TOTAL INVESTMENTS			$302,560,185	$320,582,493	156.57%

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3 — Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4 — Investments at Fair Value”). All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2017

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total portfolio as of December 31, 2017, 12.13% of its total investments are non-qualifying assets.

***
Investment is income-producing.

(1)
Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4 — Investments at Fair Value”.

(2)
Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4 — Investments at Fair Value”.

(3)
Denotes an investment considered Level 1 valued using observable inputs.

(4)
GSV Capital Corp.’s investment in Avenues Global Holdings, LLC is held through its wholly owned subsidiary, GSVC AV Holdings, Inc. In January 2018, GSV Capital Corp. sold its entire position in Avenues Global Holdings, LLC.

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

(8)
On May 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to November 29, 2017 in exchange for 125,000 Series B warrants. For accounting purposes, the extension of the maturity date was treated as an extinguishment of the existing note and creation of a new note. Refer to “Note 4 — Investments at Fair Value.” On November 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to January 15, 2018. In January 2018, upon its maturity, NestGSV, Inc. (d/b/a GSV Labs, Inc.) repaid the unsecured promissory note, with interest.

(9)
On July 31, 2017, the maturity date of the convertible promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to July 31, 2018.

(10)
On July 1, 2017, the maturity date of the convertible promissory note to Declara, Inc. was extended to December 31, 2017. The convertible promissory note was further extended until January 31, 2018. The maturity date of the convertible promissory note to Declara, Inc. was then subsequently extended an additional three months to April 30, 2018. On January 31, 2018 the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual).

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2017

(11)
On November 12, 2013, Chegg, Inc. priced its IPO. The lock-up agreement for the Company’s Chegg, Inc. common shares expired on May 11, 2014. As a result, the Company’s Chegg, Inc. common shares are considered unrestricted. As of February 22, 2018, all remaining shares of Chegg, Inc. held by GSV Capital Corp. had been sold.

(12)
As of December 31, 2017, the investments noted had been placed on non-accrual status.

(13)
In the fourth quarter of 2017, NestGSV, Inc. (d/b/a GSV Labs, Inc.) met certain financing qualifications under the Company’s warrant agreement with NestGSV, Inc. (d/b/a GSV Labs, Inc.), and the Company’s Series A-4 warrants with a strike price of  $1.33 converted to Series B warrants with a $2.31 strike price.

(14)
Subsequent to period-end, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. The Company and Ozy Media are in the process of renegotiating the terms of the Company’s investment.

(15)
On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the Company’s Series D warrants until August 1, 2018.

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Preferred shares, Series G	Data Analysis	326,797	$1,008,968	$2,223,594	1.16%
Common shares, Class A		5,773,690	16,189,935	39,285,371	20.45%
Total			17,198,903	41,508,965	21.61%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares	On-Demand Music Streaming	9,541	13,599,572	18,931,691	9.85%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	14,510,855	7.55%
JAMF Holdings, Inc.	Minneapolis, MN
Preferred shares, Series B	Mobile Device Management	73,440	9,999,928	13,856,754	7.21%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	6,697,132	3.49%
Common shares		133,213	2,999,983	7,049,632	3.67%
Total			5,999,961	13,746,764	7.16%
Dropbox, Inc.	San Francisco, CA
Preferred shares, Series A-1	Cloud Computing Services	552,486	5,015,773	5,552,484	2.89%
Common shares		760,000	8,641,153	7,638,000	3.98%
Total			13,656,926	13,190,484	6.87%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	500,001	0.26%
Preferred shares, Series C-1		3,378,379	10,000,002	10,408,150	5.42%
Total			10,502,083	10,908,151	5.68%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	10,532,304	5.48%
Chegg, Inc.**(18)	Santa Clara, CA
Common shares	Online Education Services	1,182,792	14,022,863	8,729,005	4.54%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	128,563	2,503,585	3,249,430	1.69%
Preferred shares, Series D		176,266	1,792,749	4,203,062	2.19%
Total			4,296,334	7,452,492	3.88%
Avenues Global Holdings, LLC(4)	New York, NY
Preferred shares, Junior Preferred Stock	Globally-Focused Private School	10,014,270	10,151,854	6,128,733	3.19%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,522	2,354,476	1.23%
Common shares		1,524,799	5,476,502	3,762,442	1.96%
Total			6,977,024	6,116,918	3.19%
Dataminr, Inc.	New York, NY
Preferred shares, Series C	Social Media Analytics	301,369	1,100,909	1,377,256	0.72%
Preferred shares, Series B		904,977	2,063,356	4,135,745	2.15%
Total			3,164,265	5,513,001	2.87%

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2016
Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	$4,000,280	$4,000,000	2.08%
Preferred shares, Series A		879,198	1,002,440	1,443,091	0.75%
Total			5,002,720	5,443,091	2.83%
Snap Inc. (f/k/a Snapchat, Inc.)	Venice, CA
Preferred shares, Series F(17)	Social Communication	130,208	2,001,135	2,184,565	1.14%
Common shares, Class A(17)		130,208	2,001,135	2,184,565	1.14%
Total			4,002,270	4,369,130	2.28%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	4,000,000	2.08%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,782,409	1.97%
DogVacay, Inc.	Santa Monica, CA
Preferred shares, Series B-1	Peer-to-Peer Pet Services	514,562	2,506,119	2,500,771	1.30%
SharesPost, Inc.	San Bruno, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.17%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	69,384	0.04%
Total			2,282,844	2,319,383	1.21%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,503,436	0.78%
Preferred shares, Series A		3,579,610	758,017	751,718	0.39%
Total			2,260,379	2,255,154	1.17%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	1.04%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	881,367	0.46%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Junior note 1.49%, Due 11/9/2021		2,270,458	2,270,858	877,359	0.46%
Total			8,421,364	877,359	0.46%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	505,744	0.26%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A(11)	Financial Services	540,270	1,001,815	307,954	0.16%
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	Sunnyvale, CA
Common shares(13)	Cash Payment Network	5,480,348	14,000,398	164,410	0.08%
Cricket Media (f/k/a ePals Inc.)(10)	Herndon, VA
Common shares	Online Education	133,333	2,448,959	—	—%
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	Milpitas, CA
Convertible Promissory Note 9%, Due 5/10/2017***(3)(16)	Solar Power	$250,000	254,444	—	—%
Preferred shares, Series D		1,613,413	2,419,751	—	—%
Preferred shares, Series C		5,300,158	11,598,648	—	—%
Total			14,272,843	—	—%

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Orchestra One, Inc. (f/k/a Learnist Inc.)	San Francisco, CA
Common shares	Consumer Health Technology	57,026	$4,959,614	$—	—%
Earlyshares.com, Inc.	Miami, FL
Convertible Promissory Note 5%, Due 2/26/2017 ***(9)(3)	Equity Crowdfunding	$50,000	50,840	—	—%
Preferred shares, Series A		165,715	261,598	—	—%
Total			312,438	—	—%
AliphCom, Inc. (d/b/a Jawbone)	San Francisco, CA
Common shares	Smart Device Company	150,000	793,152	—	—%
Total Non-controlled/Non-affiliate			$204,101,445	$200,532,890	104.38%
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***	Digital Media Platform	$2,000,000	2,000,000	2,000,000	1.04%
Preferred shares, Series B		922,509	4,999,999	4,999,999	2.60%
Preferred shares, Series A		1,090,909	3,000,200	3,000,000	1.56%
Preferred shares, Series Seed		500,000	500,000	610,000	0.32%
Total			10,500,199	10,609,999	5.52%
Curious.com Inc.	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	9,984,954	5.20%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 9% Due 6/30/2017***(12)	Social Cognitive Learning	$2,120,658	2,120,658	2,827,020	1.47%
Preferred shares, Series A		10,716,390	9,999,999	4,786,654	2.49%
Total			12,120,657	7,613,674	3.96%
Whittle Schools, LLC(5)	New York, NY
Preferred shares, Series B	Globally-Focused Private School	3,000,000	3,000,000	3,000,000	1.56%
Common shares		229	1,577,097	1,500,000	0.78%
Total			4,577,097	4,500,000	2.34%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(8)	Corporate Education	$1,166,400	1,166,400	1,166,400	0.61%
Convertible preferred shares, Series D		169,033	778,607	775,861	0.40%
Convertible preferred shares, Series C		615,763	2,006,077	1,913,484	1.00%
Preferred warrants, Series D, $4.59 Strike Price, Expiration Date 2/25/2018		16,903	—	4,395	0.00%
Total			3,951,084	3,860,140	2.01%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	1,999,998	1.04%
Preferred shares, Series B		49,505	217,206	223,763	0.12%
Total			2,217,653	2,223,761	1.16%
Strategic Data Command, LLC(7)	Sunnyvale, CA
Common shares	Big Data Consulting	2,400,000	989,277	2,052,555	1.07%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.26%
Preferred shares, Series A		494,365	500,801	588,294	0.31%
Total			1,002,161	1,088,294	0.57%

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))	New York, NY
Promissory Note 12%, Due 11/17/2017***(15)	Sports Analytics	$25,000	$26,840	$26,544	0.01%
Preferred shares, Series A		1,864,495	1,777,576	484,769	0.26%
Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022		5,360	576	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021		175,815	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021		38,594	—	—	—%
Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020		160,806	—	—	—%
Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017		500,000	31,354	—	—%
Total			1,836,346	511,313	0.27%
Global Education Learning (Holdings) Ltd.**	Hong Kong
Preferred shares, Series A	Education Technology	2,126,475	675,495	—	—%
AlwaysOn, Inc.	Woodside, CA
Preferred shares, Series A-1	Social Media	4,465,925	876,023	—	—%
Preferred shares, Series A		1,066,626	1,027,391	—	—%
Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017		109,375	—	—	—%
Total			1,903,414	—	—%
Total Non-controlled/Affiliate			$51,773,388	$42,444,690	22.10%
CONTROLLED(2)
StormWind, LLC(6)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	4,650,838	2.42%
Preferred shares, Series B		3,279,629	2,019,687	4,470,403	2.33%
Preferred shares, Series A		366,666	110,000	499,796	0.26%
Total			6,130,474	9,621,037	5.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2017***	Global Innovation Platform	$500,000	457,592	427,900	0.22%
Unsecured Promissory Note 12% Due 5/29/2017***		$526,000	501,802	496,725	0.26%
Preferred shares, Series A-4(14)		3,720,424	4,904,498	2,715,910	1.41%
Preferred shares, Series A-3(14)		1,561,625	2,005,730	952,591	0.50%
Preferred shares, Series A-2(14)		450,001	605,500	166,500	0.09%
Preferred shares, Series A-1(14)		1,000,000	1,021,778	270,000	0.14%
Common shares		200,000	1,000	—	0.00%
Preferred warrants, Series A-3 – $1.33 Strike Price, Expiration Date 4/4/2019		187,500	—	5,625	—%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 10/6/2019		500,000	—	40,000	0.02%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 7/18/2021		250,000	74,380	22,500	0.01%
Preferred warrants, Series A-4 – $1.33 Strike Price, Expiration Date 11/29/2021		100,000	29,275	9,000	—
Total			9,601,555	5,106,751	2.65%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A	Clean Technology	14,300,000	7,151,412	4,309,778	2.24%
Common shares		100,000	10,000	—	—%
Total			7,161,412	4,309,778	2.24%
Total Controlled			$22,893,441	$19,037,566	9.90%
Total Portfolio Investments			$278,768,274	$262,015,146	136.38%
See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
December 31, 2016

Portfolio Investments*	Headquarters/Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
U.S. Treasury
U.S. Treasury bill, 0%, due 1/5/2017***(18)		$30,000,000	29,998,750	29,998,490	15.62%
TOTAL INVESTMENTS			$308,767,024	$292,013,636	152.00%

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3 — Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4 — Investments at Fair Value”).

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total portfolio as of December 31, 2016, 9.47% of its total investments are non-qualifying assets.

***
Investment is income-producing.

(1)
Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4 — Investments at Fair Value”.

(2)
Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4 — Investments at Fair Value”.

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

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS – continued
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

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
NOTE 1 — NATURE OF OPERATIONS
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
The table below displays all the Company’s subsidiaries as of December 31, 2017, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2 — Significant Accounting Policies — Basis of Consolidation” below for further detail.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
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

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Uncertainties and Risk Factors
The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Risk Factors” in Part I, Item 1A of this Form 10-K for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4 — Investments at Fair Value.” for an overview of the Company’s industry and geographic concentrations.
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

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 4 — Investments at Fair Value” may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
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

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
For investments that are not publicly traded or that do not have readily available market quotations, the Valuation Committee generally engages an independent valuation firm to provide an independent valuation, which the Company’s board of directors considers, among other factors, in making its fair value determinations for these investments. For the current and prior fiscal year, the Valuation Committee engaged an independent valuation firm to perform valuations of 100% of the Company’s investments for which there were no readily available market quotations.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements.
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

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Portfolio Company Investment Classification
GSV Capital is a non-diversified company within the meaning of the 1940 Act. GSV Capital classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2017 and December 31, 2016, respectively, for details regarding the nature and composition of the Company’s investment portfolio.
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
Securities Transactions
Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date). Securities transactions outside conventional

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively.
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
Escrow Proceeds Receivable
During the year ended December 31, 2017 the Company completed the sale of its investments in JAMF Holdings, Inc. and Strategic Data Command, LLC. A portion of the proceeds from the sale of these portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Consolidated Statements of Operations. Such transactions are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At December 31, 2017 and 2016, the Company had $603,456 and $0, respectively, in escrow proceeds receivable.
Deferred Financing Costs
The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument using the effective interest method. As of December 31, 2017, and December 31, 2016, the Company had deferred financing costs of $413,023 and $311,268, respectively, on the Consolidated Statements of Assets and Liabilities.
	December 31, 2017	December 31, 2016
Unamortized origination costs	$—	$—
Deferred offering costs	413,023	311,268
Deferred Financing Costs	$413,023	$311,268

Revenue Recognition
The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Investment Transaction Costs and Escrow Deposits
Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. At December 31, 2017 and December 31, 2016, the Company had no escrow deposits.
Unrealized Appreciation or Depreciation of Investments
Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.
U.S. Federal and State Income Taxes
The Company elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and intends to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year and meet certain source of income and asset diversification requirements on a quarterly basis. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.
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

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

If it is not treated as a RIC, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify for tax treatment as a RIC. If the Company fails to requalify for tax treatment as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. The Company was taxed as a C Corporation for its 2012 and 2013 taxable years. Refer to “Note 9 — Income Taxes” for further details.
Per Share Information
Basic net increase/(decrease) in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net increase/(decrease) in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) to determine the number of potentially dilutive shares outstanding. Refer to “Note 6 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share — Basic and Diluted” for further detail.
Recently Adopted Accounting Standards
In October, 2016, the SEC amended Regulation S-X to, among other things, standardize the reporting of certain derivative investments in the financial statements of business development companies. The amendments to Regulation S-X also update the required disclosure for other investments and investments in and advances to affiliates and amend the rules regarding the general form and content of a BDC’s financial statements. The amendments to Regulation S-X are effective for reporting periods ending after August 1, 2017. The adoption of the amendments to Regulation S-X did not have a material impact on the financial statements of the Company.
In December 2016, the FASB released an accounting standards update (“ASU”) that makes technical changes to various sections of the ASC, including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either or both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of the technical updates to ASC 820 had no material impact on the financial statements of the Company.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Recently Issued Accounting Standards
In July 2017, the FASB issued ASU 2017-13 which addressed the application of ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as it relates to adoption period for entities not otherwise required to adopt the new revenue recognition standard, but whose financial statements or financial information are included in another entity’s filing with the SEC. ASU 2014-9, issued by FASB in May 2014, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company has elected to adopt the ASU on January 1, 2018, and does not expect that it will have a material impact on the Company’s consolidated financial statements.
NOTE 3 — RELATED-PARTY ARRANGEMENTS
Investment Advisory Agreement
The Company has entered into an investment advisory agreement with GSV Asset Management (the “Investment Advisory Agreement”). Under the terms of the agreement, GSV Asset Management is paid a quarterly management fee and an annual incentive fee. GSV Asset Management is controlled by Michael Moe, the Executive Chairman of the Company’s board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Investment Advisory Agreement. Mr. Moe and William Tanona, the Company’s President, Chief Financial Officer, Treasurer and Corporate Secretary, as principals of GSV Asset Management, collectively manage the business and internal affairs of GSV Asset Management. Mark Klein, the Company’s Chief Executive Officer and a member of the Company’s board of directors, or entities with which he is affiliated, receives consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.
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
Management Fees
Under the terms of the Investment Advisory Agreement, GSV Asset Management is paid a base management fee of 2.0% of gross assets, which is the Company’s total assets reflected on its Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. Effective January 1, 2017 through December 31, 2017, pursuant to a voluntary waiver by GSV Asset Management, the Company paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Investment Advisory Agreement. This waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company. GSV Asset Management earned $5,666,176, $6,896,347 and $8,044,801 in management fees for the years ended December 31, 2017, 2016 and 2015, respectively. GSV Asset Management waived $708,272 in management fees for the year ended December 31, 2017. GSV Asset Management did not waive management fees for the years ended December 31, 2016, and 2015, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Effective February 1, 2018, the management fee paid by the Company to GSV Asset Management under the Investment Advisory Agreement is modified pursuant to the terms of the fee waiver agreement dated February 2, 2018 (the “Waiver Agreement”). See “Note 11 — Subsequent Events — Waiver Agreement” for further detail.
Incentive Fees
Under the terms of the Investment Advisory Agreement, GSV Asset Management is paid an annual incentive fee equal to the lesser of  (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.
The Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Consolidated Statements of Assets and Liabilities as of December 31, 2017 and 2016. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.
For the year ended December 31, 2017, the Company accrued incentive fees of  $7,151,641. For the year ended December 31, 2016, the Company reversed accrued incentive fees of  $15,188,121. For the year ended December 31, 2015, the Company accrued incentive fees of  $8,170,326.
Effective February 1, 2018, the incentive fee paid by the Company to GSV Asset Management under the Investment Advisory Agreement is modified pursuant to the terms of the Waiver Agreement. See “Note 11 — Subsequent Events — Waiver Agreement” for further detail.
Due to GSV Asset Management
As of December 31, 2017, there were no receivables owed to the Company by GSV Asset Management. In addition, as of December 31, 2017, the Company owed GSV Asset Management $231,697 primarily for the reimbursement of overhead allocation expenses and travel expenses.
As of December 31, 2016, there were no receivables owed to the Company by GSV Asset Management. In addition, as of December 31, 2016, the Company owed GSV Asset Management $422,025 primarily for the reimbursement of overhead allocation expenses.
Administration Agreement
The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. GSV Asset Management controls GSV Capital Service Company. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $1,874,839, $2,545,316, and $2,681,079 in such costs incurred under the Administration Agreement for the years ended December 31, 2017, 2016 and 2015, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

License Agreement
The Company entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name “GSV.” Under this agreement, the Company has the right to use the GSV name for so long as the Investment Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, the Company has no legal right to the “GSV” name.
Other Arrangements
Mark Moe, who is the brother of Michael Moe, the Executive Chairman of the Company’s board of directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s former President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of December 31, 2017, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $9,683,581 and $5,120,208, respectively. Another one of the Company’s portfolio companies, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), was previously allowed to utilize office space paid for by GSV Asset Management. SPBRX, INC. was not required to pay GSV Asset Management or the Company any consideration for rent. The Company did not consider this to be an arms-length transaction. In August 2016, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) moved out of the office space paid for by GSV Asset Management.
In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of March 16, 2018, GSV Asset Management also manages Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”), and GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”). GSV Asset Management also serves as sub-adviser for certain investment series of GSV Ventures I LLC, GSV Ventures II LLC, GSV Ventures V LLC, GSV Ventures VI LLC and a pooled investment fund, GSV Ventures III LLC, each a venture capital fund (collectively, the “GSV Ventures Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV Ventures Funds sub-advised by GSV Asset Management.
The 1940 Act prohibits the Company from making certain negotiated co-investments with affiliates unless it receives an order from the SEC permitting it to do so. To the extent that the Company competes with entities managed by GSV Asset Management or any of its affiliates for one or more investment or disposition opportunities, GSV Asset Management will allocate any such opportunity across the entities for which the opportunity is appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Investment Advisers Act of 1940, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. In situations where a particular investment or disposition opportunity is appropriate for both the Company and another entity managed by GSV Asset Management, even where co-investments are permissible under the 1940 Act, GSV Asset Management will first offer any such opportunity in its entirety to the Company. In the event that the size of such investment or disposition opportunity exceeds the Company’s capacity, other funds managed by GSV Asset Management may be offered the opportunity, but only to the extent that the Company and its board of directors have confirmed

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

that any such investment or disposition by an affiliated entity is permissible under the 1940 Act and otherwise in the Company’s best interests. The Company’s Chief Compliance Officer and board of directors will monitor on a quarterly basis any such allocation of investment or disposition opportunities between the Company and any such other funds.
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
On October 17, 2017, Mark Flynn resigned from his positions as the Company’s President and as a member of its board of directors, effective October 17, 2017. In connection with Mr. Flynn’s resignation, the Company’s board of directors reduced the number of directors that constitute the full board to six (6) directors from seven (7) directors. Mr. Flynn continues to provide services to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.
In addition, on October 17, 2017, the Company’s board of directors appointed William Tanona to serve as the Company’s President, effective October 17, 2017, in order to fill the vacancy created by Mr. Flynn’s resignation as President. Mr. Tanona previously served, and continues to serve, as the Company’s Chief Financial Officer, Treasurer and Corporate Secretary.
NOTE 4 — INVESTMENTS AT FAIR VALUE
Investment Portfolio Composition
The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury Securities. Non-portfolio investments represent investments in U.S. Treasury Securities. At December 31, 2017, the Company had 63 positions in 31 portfolio companies. At December 31, 2016, the Company had 91 positions in 45 portfolio companies.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2017 and December 31, 2016:
	December 31, 2017			December 31, 2016
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$53,413,686	$86,824,096	42.4%	$81,274,687	$83,074,410	43.2%
Preferred Stock	134,145,680	120,253,822	58.7	174,462,577	162,238,879	84.4
Debt Investments	8,809,356	4,916,578	2.4	8,849,434	7,821,948	4.1
Warrants	197,162	433,997	0.2	158,713	150,904	0.1
Private Portfolio Companies	196,565,884	212,428,493	103.7%	264,745,411	253,286,141	131.8%
Publicly Traded Portfolio Companies
Common Stock	6,008,468	8,160,000	4.0	14,022,863	8,729,005	4.6
Total Portfolio Investments	202,574,352	220,588,493	107.7%	278,768,274	262,015,146	136.4%
Non-Portfolio Investments
U.S. Treasury bill	99,985,833	99,994,000	48.8	29,998,750	29,998,490	15.6
Total Investments	$302,560,185	$320,582,493	156.5%	$308,767,024	$292,013,636	152.0%

The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2017 and December 31, 2016 were as follows:
	As of December 31, 2017			As of December 31, 2016
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$90,658,640	41.1%	44.3%	$96,498,376	36.8%	50.2%
Big Data/Cloud	57,678,330	26.1	28.2	89,852,351	34.3	46.8
Social/Mobile	38,528,143	17.5	18.8	45,836,028	17.6	23.9
Marketplaces	32,653,518	14.8	15.9	25,518,613	9.7	13.3
Sustainability	1,069,862	0.5	0.5	4,309,778	1.6	2.2
Total	$220,588,493	100.0%	107.7%	$262,015,146	100.0%	136.4%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	As of December 31, 2017			As of December 31, 2016
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$165,871,083	75.2%	81.0%	$187,300,467	71.5%	97.5%
Mid-west	593,702	0.3	0.3	14,362,498	5.5	7.4
Northeast	23,394,640	10.6	11.4	41,420,490	15.8	21.6
International	30,729,068	13.9	15.0	18,931,691	7.2	9.9
Total	$220,588,493	100.0%	107.7%	$262,015,146	100.0%	136.4%

The table below details the composition of the Company’s industrial themes presented above:
Industry Theme	Industry
Education Technology	Business Education
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
Equity Crowdfunding
Financial Services
Global Innovation Platform
Knowledge Networks
On-Demand Commerce
On-Demand Transportation Services
Online Marketplace Finance
Peer-to-Peer Pet Services

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Industry Theme	Industry
Social/Mobile	Digital Media Platform
Light Field Imaging Platform
On-Demand Music Streaming
Social Communication
Social Data Platform
Social Media
Sports Analytics
Sustainability	Clean Technology
Solar Power
Investment Valuation Inputs
The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 and December 31, 2016 are as follows:
	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$86,824,096	$86,824,096
Preferred Stock	—	—	120,253,822	120,253,822
Debt Investments	—	—	4,916,578	4,916,578
Warrants	—	—	433,997	433,997
Private Portfolio Companies	—	—	212,428,493	212,428,493
Publicly Traded Portfolio Companies
Common Stock	8,160,000	—	—	8,160,000
Total Portfolio Investments	8,160,000	—	212,428,493	220,588,493
Non-Portfolio Investments
U.S. Treasury bill	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$108,154,000	$—	$212,428,493	$320,582,493

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

Significant Unobservable Inputs for Level 3 Assets and Liabilities
In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2017 and December 31, 2016. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2 — Significant Accounting Policies — Investments at Fair Value” for more detail.
As of December 31, 2017

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$86,824,096	Market approach	Precedent transactions	N/A
			Revenue multiples	2.03x – 7.08x (5.70x)
			Liquidation Value	N/A
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
			Long-term revenue growth	0.0% (0.0)%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Preferred stock in private companies	120,253,822	Market approach	Precedent transactions	N/A
			Revenue multiples	1.91x – 7.08x (3.80x)
			EBIT multiples	27.8x (27.8x)
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
			Long-term revenue growth	0.0% (0.0)%
		PWERM	Liquidation Value	N/A
			Revenue multiples	2.28x – 4.60x (3.23x)
Debt investments	$4,916,578	Market approach	Liquidation Value	N/A
		PWERM	Revenue multiples	3.04x – 4.60x (3.84x)
			Liquidation Value	N/A
Warrants	$433,997	Option pricing model	Term to expiration (Years)	0.2 – 3.0 (2.2)
			Volatility	18.8% – 51.6% (36.5)%

(1)
As of December 31, 2016, the Company used a market approach to value certain common and preferred stock investments. As of December 31, 2017, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2 — Significant Accounting Policies — Investments at Fair Value” for more detail.

(2)
The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases (decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2 — Significant Accounting Policies — Investments at Fair Value” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2016

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Common stock in private companies	$83,074,410	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.2x (3.3x)
			EBIT multiples	37.5x (37.5x)
Preferred stock in private companies	$157,929,101	Market approach	Precedent transactions(1)	N/A
			Revenue multiples	0.8x – 5.3x (2.7x)
			EBIT multiples	37.5x (37.5x)
			Subscriber multiples	669.9x (669.6x)
			Discount for lack of control	15.0% (15.0)%
	$4,309,778	PWERM	Discount rate	12.0% (12.0)%
Debt investments	$7,821,948	Market approach	Liquidation Value	N/A
Warrants	$150,904	Option pricing model	Term to expiration (Years)	1.2 – 3.0 (2.1)
			Volatility	10.4% – 49.3% (43.2)%

(1)
Precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers.

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2017 as follows:
	Year Ended December 31, 2017
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Transfers out of Level 3	(2,184,565)	(2,184,565)	—	—	(4,369,130)
Purchases, capitalized fees and interest	60,649	126,824	226,449	70,379	484,301
Sales of investments(2)	(17,986,251)	(45,369,628)	(70,379)	—	(63,426,258)
Realized gains/(losses)	(10,440,384)	9,433,159	(335,688)	(31,930)	(1,374,843)
Exercises, conversions and assignments(1)	2,506,119	(2,506,119)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	139,544	—	139,544
Net change in unrealized appreciation/(depreciation) included in earnings	31,794,118	(1,484,728)	(2,865,296)	244,644	27,688,736
Fair Value as of December 31, 2017	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2017	$10,742,585	$(12,221,603)	$(3,170,869)	$212,714	$(4,437,173)

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

(1)
During the year ended December 31, 2017, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Preferred shares, Series B-1	Common shares
(2)
Sales of investments includes escrow proceeds receivable of  $603,456 from the sale of the Company’s investments in JAMF Holdings Inc. and Strategic Data Command, LLC.

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2016 as follows:
	Year Ended December 31, 2016
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair value as of December 31, 2015	$102,319,140	$216,291,092	$4,175,859	$469,306	$323,255,397
Transfers into Level 3	143,733	—	—	—	143,733
Purchases of investments	3,080	9,016,702	5,201,294	103,655	14,324,731
Sales of investments	(3,509,238)	(7,651,891)	(574,380)	—	(11,735,509)
Realized gains/(losses)	(7,127,146)	4,430,221	—	(246,714)	(2,943,639)
Exercises, conversions and assignments (1)	23,588,443	(23,588,443)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	44,714	—	44,714
Net change in unrealized depreciation included in earnings	(32,343,602)	(36,258,802)	(1,025,539)	(175,343)	(69,803,286)
Fair Value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Net change in unrealized depreciation of Level 3 investments still held as of December 31, 2016	$(39,307,692)	$(40,126,793)	$(1,025,539)	$(195,637)	$(80,655,661)

(1)
During year ended December 31, 2016, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
4C Insights (f/k/a The Echo Systems Corp.)	Preferred shares, Series A	Common Shares
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	Preferred shares, Series E	Common Shares
Fullbridge, Inc.	Preferred shares, Series C	Common Shares
Fullbridge, Inc.	Preferred shares, Series D	Common Shares
Fullbridge, Inc.	Convertible Promissory Note 10% Due 3/2/2016	Junior Note, 1.49%, November 9, 2021
Fullbridge, Inc.	Convertible Promissory Note 10% Due 3/14/2017	Junior Note, 1.49%, November 9, 2021
Snap, Inc.	Preferred Shares, Series F	Common Shares, Class A

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
Schedule of Investments In, and Advances to, Affiliates
Transactions during the year ended December 31, 2017 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Convertible Promissory Note 8% Due 7/31/2018***	560,199	$88,604	$427,900	$106,490	$—	$—	$25,809	$560,199	0.27%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Unsecured Promissory Note 12% Due 5/29/2017***(4)	—	50,146	496,725	24,195	(526,000)	—	5,080	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Unsecured Promissory Note 12% Due 1/15/2018***(4)	592,129	111,089	—	592,809	—	—	(680)	592,129	0.29%
Total Global Innovation Platform		249,839	924,625	723,494	(526,000)	—	30,209	1,152,328	0.56%
Total Debt Investments		$249,839	$924,625	$723,494	$(526,000)	$—	$30,209	$1,152,328	0.56%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Preferred shares, Class A***	14,300,000	$475,000	$4,309,778	$—	$—	$—	$(3,239,916)	$1,069,862	0.52%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-4	3,720,424	—	2,715,910	—	—	—	2,674,932	5,390,842	2.63%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-3	1,561,625	—	952,591	—	—	—	933,053	1,885,644	0.92%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-2	450,001	—	166,500	—	—	—	159,522	326,022	0.16%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-1	1,000,000	—	270,000	—	—	—	273,370	543,370	0.27%
Total Global Innovation Platform		—	4,105,001	—	—	—	4,040,877	8,145,878	3.98%
Interactive Learning
StormWind, LLC – Preferred shares, Series C(3)	2,779,134	—	4,650,838	—	—	—	2,573,066	7,223,904	3.53%
StormWind, LLC – Preferred shares, Series B(3)	3,279,629	—	4,470,403	—	—	—	1,334,069	5,804,472	2.83%
StormWind, LLC – Preferred shares, Series A(3)	366,666	—	499,796	—	—	—	(74,454)	425,342	0.21%
Total Interactive Learning		—	9,621,037	—	—	—	3,832,681	13,453,718	6.57%
Total Preferred Stock		$475,000	$18,035,816	$—	$—	$—	$4,633,642	$22,669,458	11.07%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-3 – Strike Price $1.33, Expiration Date 4/4/2019	187,500	$—	$5,625	$—	$—	$—	$(3,750)	$1,875	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 10/6/2019	500,000	—	40,000	—	—	—	120,000	160,000	0.08%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	22,500	—	—	—	80,000	102,500	0.05%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series B – Strike Price $2.31, Expiration Date 11/29/2021(11)	100,000	—	9,000	—	—	—	32,000	41,000	0.02%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series B – Strike Price $2.31, Expiration Date 5/29/2022(4)	125,000	—	—	70,379	—	—	9,621	80,000	0.04%
Total Global Innovation Platform		—	77,125	70,379	—	—	237,871	385,375	0.19%
Total Warrants		$—	$77,125	$70,379	$—	$—	$237,871	$385,375	0.19%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$724,839	$19,037,566	$793,873	$(526,000)	$—	$4,901,722	$24,207,161	11.82%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU) – Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	1,259,712	$93,772	$1,166,400	$93,312	$—	$—	$—	$1,259,712	0.62%
Digital Media Platform
Ozy Media, Inc. – Convertible Promissory Note 5%, Due 2/28/2018***(12)	2,000,000	(33,699)	2,000,000	—	—	—	(932,361)	1,067,639	0.52%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
Social Cognitive Learning
Declara, Inc. – Convertible Promissory Note 9% Due 12/31/2017(8)	2,120,658	(523)	2,827,020	1,240	—	—	(1,707,931)	1,120,329	0.55%
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Promissory Note, 12%, 11/17/2017***(13)	—	(90)	26,544	3,569	—	(30,408)	295	—	—%
Total Debt Investments		$59,460	$6,019,964	$98,121	$—	$(30,408)	$(2,639,997)	$3,447,680	1.68%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU) – Convertible preferred shares, Series D	169,033	$—	$775,861	$—	$—	$—	$213,628	$989,489	0.48%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C	615,763	—	1,913,484	—	—	—	(1,433,300)	480,184	0.23%
Total Corporate Education		—	2,689,345	—	—	—	(1,219,672)	1,469,673	0.71%
Globally-Focused Private School
Whittle Schools, LLC – Preferred shares, Series B(5)	—	—	3,000,000	119,299	(3,000,000)	(119,299)	—	—	—%
Online Education
Curious.com, Inc. – Preferred shares, Series B	3,407,834	—	9,984,954	—	—	—	(4,470,877)	5,514,077	2.69%
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred shares, Series A(13)	—	—	484,769	—	—	(1,777,576)	1,292,807	—	—%
Social Cognitive Learning
Declara, Inc. – Preferred shares, Series A	10,716,390	—	4,786,654				(4,403,976)	382,678	0.19%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
Education Media Platform
EdSurge, Inc. – Preferred shares, Series A-1	378,788	—	500,000	—	—	—	—	500,000	0.24%
EdSurge, Inc. – Preferred shares, Series A	494,365	—	588,294	—	—	—	(6,377)	581,917	0.28%
Total Education Media Platform		—	1,088,294	—	—	—	(6,377)	1,081,917	0.52%
Education Technology
Global Education Learning (Holdings) Ltd. – Preferred shares, Series A**(9)	—	—	—	—	—	(675,495)	675,495	—	—%
Knowledge Networks
Maven Research, Inc. – Preferred shares, Series C	318,979	—	1,999,998	—	—	—	(1,498,758)	501,240	0.24%
Maven Research, Inc. – Preferred shares, Series B	49,505	—	223,763	—	—	—	(173,763)	50,000	0.02%
Total Knowledge Networks		—	2,223,761	—	—	—	(1,672,521)	551,240	0.26%
Digital Media Platform
OzyMedia, Inc. – Preferred shares, Series B	922,509	—	4,999,999	—	—	—	(2,632,977)	2,367,022	1.16%
OzyMedia, Inc. – Preferred shares, Series A	1,090,909	—	3,000,000	—	—	—	(1,580,190)	1,419,810	0.69%
OzyMedia, Inc. – Preferred shares, Series Seed	500,000	—	610,000	—	—	—	(373,365)	236,635	0.12%
Total Digital Media Platform		—	8,609,999	—	—	—	(4,586,532)	4,023,467	1.97%
Social Media
AlwaysOn, Inc. – Preferred shares, Series A-1(10)	—	—	—	—	—	(876,023)	876,023	—	—%
AlwaysOn, Inc. – Preferred shares, Series A(10)	—	—	—	—	—	(1,027,391)	1,027,391	—	—%
Total Social Media		—	—	—	—	(1,903,414)	1,903,414	—	—%
Total Preferred Stock		$—	$32,867,776	$119,299	$(3,000,000)	$(4,475,784)	$(12,488,239)	$13,023,052	6.36%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
Common Stock
Big Data Consulting
Strategic Data Command, LLC – Common shares(7)	—	$—	$2,052,555	$1,000	$(2,514,651)	$1,524,374	$(1,063,278)	$—	—%
Globally-Focused Private School
Whittle Schools, LLC – Common shares(5)	—	—	1,500,000	59,649	(1,575,000)	(61,746)	77,097	—	—%
Total Common Stock		$—	$3,552,555	$60,649	$(4,089,651)	$1,462,628	$(986,181)	$—	—%
Warrants
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022(13)	—	$—	$—	$—	$—	$(576)	$576	$—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021(13)	—	—	—	—	—	—	—	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021(13)	—	—	—	—	—	—	—	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020(13)	—	—	—	—	—	—	—	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017(13)	—	—	—	—	—	(31,354)	31,354	—	—%
Total Sports Analytics		—	—	—	—	(31,930)	31,930	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
Corporate Education
CUX, Inc. (d/b/a CorpU) -Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/25/2018	16,903	—	4,395	—	—	—	(2,029)	2,366	0.00%
Social Media
AlwaysOn, Inc. – Preferred Warrants Series A, $1.00 strike price, expire 1/9/2017 (10)	—	—	—	—	—	—	—	—	—%
Total Warrants		$—	$4,395	$—	$—	$(31,930)	$29,901	$2,366	0.00%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$59,460	$42,444,690	$278,069	$(7,089,651)	$(3,075,494)	$(16,084,516)	$16,473,098	8.04%

*
All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.

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
December 31, 2017

(3)
GSV Capital Corp.’s investment in StormWind, LLC is held through its wholly owned subsidiary, GSVC SW Holdings, Inc.

(4)
On May 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to November 29, 2017 in exchange for 125,000 Series B warrants. For accounting purposes, the extension of the maturity date was treated as an extinguishment of the existing note and creation of a new note. On November 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to January 15, 2018. On January 12, 2018, the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was repaid, with interest.

(5)
GSV Capital Corp.’s investment in Whittle Schools, LLC is held through its wholly-owned subsidiary, GSVC WS Holdings, Inc. Whittle Schools, LLC is an investment that is collateralized by Avenues Global Holdings, LLC, as well as the personal collateral of Chris Whittle, the former chairman of Avenues Global Holdings, LLC. In November 2017, the Company sold its entire position in Whittle Schools, LLC.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of  (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

(7)
GSV Capital Corp.’s investment in Strategic Data Command, LLC is held through its wholly owned subsidiary, GSVC SVDS Holdings, Inc. In November 2017, the Company sold its entire position in Strategic Data Command, LLC.

(8)
On July 1, 2017, the maturity date of the convertible promissory note to Declara, Inc. was extended to December 31, 2017. The convertible promissory note to Declara, Inc. was further extended until January 31, 2018. The maturity date of the convertible promissory note to Declara, Inc. was then subsequently extended an additional three months to April 30, 2018. On January 31, 2018 the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual).

(9)
The Company wrote-off its investment in Global Education Learning (Holdings) Ltd. during the three months ended June 30, 2017.

(10)
The Company wrote-off its investment in AlwaysOn, Inc. during the three months ended March 31, 2017.

(11)
In the fourth quarter of 2017, NestGSV, Inc. (d/b/a GSV Labs, Inc.) met certain financing qualifications under the Company’s warrant agreement with NestGSV, Inc. (d/b/a GSV Labs, Inc.) and the Company’s Series A-4 warrants with a strike price of  $1.33 converted to Series B warrants with a $2.31 strike price.

(12)
Subsequent to period-end, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. The Company and Ozy Media are in the process of renegotiating the terms of the Company’s investment.

(13)
The Company wrote-off its investment in Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) during the three months ended December 31, 2017.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Transactions during the year ended December 31, 2016 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliates
Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Convertible Promissory Note 8% Due 7/31/2017***	500,000	$16,889	$—	$—	$425,620	$31,972	$—	$—	$(29,692)	$427,900	0.22%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Convertible Promissory Note 8% Due 6/30/16***	—	48,248	—	—	(500,000)	500,000	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Promissory Note 10% Due 11/23/2016***	—	26,000	—	—	—	500,000	(500,000)	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Unsecured Promissory Note 12% Due 5/29/2017***	526,000	10,862	—	—	—	501,802	—	—	(5,077)	496,725	0.26%
Total Global Innovation Platform		101,999	—	—	(74,380)	1,533,774	(500,000)	—	(34,769)	924,625	0.48%
Total Debt Investments		$101,999	$—	$—	$(74,380)	$1,533,774	$(500,000)	$—	$(34,769)	$924,625	0.48%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Preferred shares, Class A	14,300,000	$—	$6,250,000	$—	$—	$—	$—	$—	$(1,940,222)	$4,309,778	2.24%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series D	—	—	4,960,565	—	(4,904,498)	—	—	—	(56,067)	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series C	—	—	1,733,404	—	(2,005,730)	—	—	—	272,326	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series B	—	—	—	—	(605,500)	—	—	—	605,500	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred shares, Series A	—	—	—	—	(1,021,778)	—	—	—	1,021,778	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-4	3,720,424	—	—	—	4,904,498	—	—	—	(2,188,588)	2,715,910	1.41%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-3	1,561,625	—	—	—	2,005,730	—	—	—	(1,053,139)	952,591	0.50%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-2	450,001	—	—	—	605,500	—	—	—	(439,000)	166,500	0.09%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred stock Series A-1	1,000,000	—	—	—	1,021,778	—	—	—	(751,778)	270,000	0.14%
Total Global Innovation Platform		—	6,693,969	—	—	—	—	—	(2,588,968)	4,105,001	2.14%
Interactive Learning								—
StormWind, LLC – Preferred shares, Series C (4)	2,779,134	—	4,599,718	—	—	—	—	—	51,120	4,650,838	2.42%
StormWind, LLC – Preferred shares, Series B (4)	3,279,629	—	4,633,228	—	—	—	—	—	(162,825)	4,470,403	2.33%
StormWind, LLC – Preferred shares, Series A (4)	366,666	—	518,000	—	—	—	—	—	(18,204)	499,796	0.26%
Total Interactive Learning		—	9,750,946	—	—	—	—	—	(129,909)	9,621,037	5.01%
Total Preferred Stock		$—	$22,694,915	$—	$—	$—	$—	$—	$(4,659,099)	$18,035,816	9.39%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 10/6/2019	500,000	$—	$—	$—	$—	$—	$—	$—	$40,000	$40,000	0.02%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 7/18/2021	250,000	—	—	—	74,380	—	—	—	(51,880)	22,500	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-4 – Strike Price $1.33333, Expiration Date 11/29/2021	100,000	—	—	—	—	29,275	—	—	(20,275)	9,000	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred Warrant Series A-3 – Strike Price $1.33333, Expiration Date 4/4/2019	187,500	—	—	—	—	—	—	—	5,625	5,625	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred warrants, Series D – $1.33 Strike Price, Expiration Date 10/6/2019	—	—	145,000	—	—	—	—	—	(145,000)	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred warrants, Series C – $1.33 Strike Price, Expiration Date 4/4/2019	—	—	31,875	—	—	—	—	—	(31,875)	—	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Preferred warrants Series D – Strike Price $1.33, Expiration Date 7/18/2021	—	—	—	—	—	—	—	—	—	—	0.00%
Total Global Innovation Platform		—	176,875	—	74,380	29,275	—	—	(203,405)	77,125	0.03%
Total Warrants		$—	$176,875	$—	$74,380	$29,275	$—	$—	$(203,405)	$77,125	0.03%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) – Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) – Common shares	200,000	—	—	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$101,999	$22,871,790	$—	$—	$1,563,049	$(500,000)	$—	$(4,897,273)	$19,037,566	9.90%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU) – Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018*** (5)	1,166,400	$87,318	$1,080,000	$—	$—	$86,400	$—	$—	$—	$1,166,400	0.61%
Digital Media Platform
Ozy Media, Inc. – Convertible Promissory Note 5%, Due 2/28/2018***	2,000,000	33,700	—	—	—	2,000,000	—	—	—	2,000,000	1.04%
Social Cognitive Learning
Declara, Inc. – Convertible Promissory Note 9% Due 6/30/2017***	2,120,658	120,523	2,000,000	—	—	120,658	—	—	706,362	2,827,020	1.47%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Promissory Note, 12%, 11/17/2017***	25,000	3,304	25,000	—	—	736	—	—	808	26,544	0.01%
Business Education
Fullbridge, Inc. – Convertible Promissory Note, 10% Due 3/2/2016(8)	—	(85,829)	1,020,859	(354,075)	—	400	—	—	(667,184)	—	—%
Fullbridge, Inc. – Convertible Promissory Note, 10% Due 3/14/2017 (8)	—	—	—	(935,849)	—	1,000,000	—	—	(64,151)	—	—%
Total Business Education		(85,829)	1,020,859	(1,289,924)	—	1,000,400	—	—	(731,335)	—	—%
Total Debt Investments		$159,016	$4,125,859	$(1,289,924)	$—	$3,208,194	$—	$—	$(24,165)	$6,019,964	3.13%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU) – Convertible preferred shares, Series D	169,033	$—	$775,861	$—	$—	$—	$—	$—	$—	$775,861	0.40%
CUX, Inc. (d/b/a CorpU) – Convertible preferred shares, Series C	615,763	—	1,959,127	—	—	—	—	—	(45,643)	1,913,484	1.00%
Total Corporate Education		—	2,734,988	—	—	—	—	—	(45,643)	2,689,345	1.40%
Globally-Focused Private School
Whittle Schools, LLC – Preferred shares, Series B (3)	3,000,000	—	3,000,000	—	—	—	—	—	—	3,000,000	1.56%
Online Education
Curious.com Inc. – Preferred shares, Series B	3,407,834	—	9,996,311	—	—	2,000,003	—	—	(2,011,360)	9,984,954	5.20%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred shares, Series A	1,864,495	—	1,156,175	—	—	—	—	—	(671,406)	484,769	0.25%
Social Cognitive Learning
Declara, Inc. – Preferred shares, Series A	10,716,390	—	9,999,999	—	—	—	—	—	(5,213,345)	4,786,654	2.49%
Education Media Platform
EdSurge, Inc. – Preferred shares, Series A-1	378,788	—	500,000	—	—	400	—	—	(400)	500,000	0.26%
EdSurge, Inc. – Preferred shares, Series A	494,365	—	524,867	—	—	—	—	—	63,427	588,294	0.31%
Total Education Media Platform		—	1,024,867	—	—	400	—	—	63,027	1,088,294	0.57%
Education Technology
Global Education Learning (Holdings) Ltd. – Preferred shares, Series A**	2,126,475	—	—	—	—	120	—	—	(120)	—	—%
Knowledge Networks
Maven Research, Inc. – Preferred shares, Series C	318,979	—	1,999,998	—	—	—	—	—	—	1,999,998	1.04%
Maven Research, Inc. – Preferred shares, Series B	49,505	—	249,691	—	—	—	—	—	(25,928)	223,763	0.12%
Total Knowledge Networks		—	2,249,689	—	—	—	—	—	(25,928)	2,223,761	1.16%
Digital Media Platform
Ozy Media, Inc. – Preferred shares, Series B	922,509	—	4,690,178	—	—	—	—	—	309,821	4,999,999	2.60%
Ozy Media, Inc. – Preferred shares, Series A	1,090,909	—	3,907,004	—	—	—	—	—	(907,004)	3,000,000	1.56%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Ozy Media, Inc. – Preferred shares, Series Seed	500,000	—	1,531,812	—	—	—	—	—	(921,812)	610,000	0.32%
Total Digital Media Platform		—	10,128,994	—	—	—	—	—	(1,518,995)	8,609,999	4.48%
Social Media
AlwaysOn, Inc. – Preferred shares, Series A – 1	4,465,925	—	133,978	—	—	—	—	—	(133,978)	—	—%
AlwaysOn, Inc. – Preferred shares, Series A	1,066,626	—	191,993	—	—	—	—	—	(191,993)	—	—%
Total Social Media		—	325,971	—	—	—	—	—	(325,971)	—	—%
Business Education
Fullbridge, Inc. – Preferred shares, Series D (8)	—	—	3,111,714	—	—	1,040	—	—	(3,112,754)	—	—%
Fullbridge, Inc. – Preferred shares, Series C (8)	—	—	1,625,001	—	—	—	—	—	(1,625,001)	—	—%
Total Business Education		—	4,736,715	—	—	1,040	—	—	(4,737,755)	—	—%
Cash Payment Network
Handle Financial, Inc. (f/k/a PayNearMe, Inc.) – Preferred shares, Series E (8)	—	—	13,974,887	(13,974,887)	—	—	—	—	—	—	—%
Total Preferred Stock		$—	$59,328,596	$(13,974,887)	$—	$2,001,563	$—	$—	$(14,487,496)	$32,867,776	17.11%
Common Stock
Big Data Consulting
Strategic Data Command, LLC – Common shares(7)	2,400,000	$—	$1,001,650	$—	$—	$—	$—	$—	$1,050,905	$2,052,555	1.07%
Globally-Focused Private School
Whittle Schools, LLC – Common shares(3)	229	—	1,500,000	—	—	—	—	—	—	1,500,000	0.78%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Consumer Health Technology
Orchestra One, Inc. (f/k/a Learnist Inc.) – Common shares(6)	57,026	—	4,364	(4,364)	—	—	—	—	—	—	—%
Total Common Stock		$—	$2,506,014	$(4,364)	$—	$—	$—	$—	$1,050,905	$3,552,555	1.85%
Warrants
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022	$5,360	$—	$429	$—	$—	$—	$—	$—	$(429)	$—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021	175,815	—	14,065	—	—	—	—	—	(14,065)	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021	38,594	—	3,088	—	—	—	—	—	(3,088)	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020	160,806	—	12,864	—	—	—	—	—	(12,864)	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) – Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017	500,000	—	55,000	—	—	—	—	—	(55,000)	—	—%
Total Sports Analytics		—	85,446	—	—	—	—	—	(85,446)	—	—%
Corporate Education
CUX, Inc. (d/b/a CorpU) – Preferred warrants, $4.59 Strike Price, Expiration Date 2/25/2018	16,903	—	10,142	—	—	—	—	—	(5,747)	4,395	0.00%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2015	Transfer from Control Investment to Non-Control/ Non-Affiliate Investment	Corporate Action	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2016	Percentage of Net Assets
Social Media
AlwaysOn, Inc. – Preferred warrants Series A, $1.00 Strike Price, Expiration Date 1/9/2017	109,375	—	—	—	—	—	—	—	—	—	—%
Business Education
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 3/2/2020(8)	—	—	2,831	—	—	—	—	—	(2,831)	—	—%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 3/22/2020(8)	—	—	1,862	—	—	—	—	—	(1,862)	—	—%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 5/16/2019(8)	—	—	1,923	—	—	—	—	—	(1,923)	—	—%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 4/3/2019(8)	—	—	4,121	—	—	—	—	—	(4,121)	—	—%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 10/10/2018(8)	—	—	824	—	—	—	—	—	(824)	—	—%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 12/11/2018(8)	—	—	824	—	—	—	—	—	(824)	—	—%
Fullbridge, Inc. – Common warrants, $0.91 Strike Price, Expiration Date 2/18/2019(8)	—	—	7,143	—	—	—	—	—	(7,143)	—	—%
Total Business Education		—	19,528	—	—	—	—	—	(19,528)	—	—%
Total Warrants		$—	$115,116	$—	$—	$—	$—	$—	$(110,721)	$4,395	0.00%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$159,016	$66,075,585	$(15,269,175)	$—	$5,209,757	$—	$—	$(13,571,477)	$42,444,690	22.10%

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

*
All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.

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

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
NOTE 5 — SHARE REPURCHASE PROGRAM, EQUITY OFFERINGS AND RELATED EXPENSES
On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of  (i) August 6, 2018 or (ii) the repurchase of  $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). On November 7, 2017, the Company’s board of directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of  (i) November 6, 2018 or (ii) the repurchase of  $10.0 million in aggregate amount of the Company’s common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate the Company to acquire any specific number of shares of our common stock.
During the year ended December 31, 2017, the Company repurchased 934,658 shares of the Company’s common stock pursuant to the Share Repurchase Program for an aggregate of  $4,933,877.
No new shares of the Company’s common stock were issued during the years ended December 31, 2017, 2016 and 2015.
NOTE 6 — NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED
The following information sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per common share, pursuant to ASC 260, for the years ended December 31, 2017, 2016 and 2015.
	Year Ended December 31,
	2017	2016	2015
Earnings/(loss) per common share – basic:
Net increase/(decrease) in net assets resulting from operations	$17,567,933	$(74,994,895)	$8,466,157
Weighted-average common shares – basic	21,924,490	22,181,003	19,327,938
Earnings/(loss) per common share – basic	$0.80	$(3.38)	$0.44
Earnings/(loss) per common share – diluted:
Net increase/(decrease) in net assets resulting from operations	$17,567,933	$(74,994,895)	$8,466,157
Weighted-average common shares outstanding – diluted(1)	21,924,490	22,181,003	19,327,938
Earnings/(loss) per common share – diluted	$0.80	$(3.38)	$0.44

(1)
For the years ended December 31, 2017, 2016 and 2015, 5,751,815, 5,751,815 and 5,710,212 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase/(decrease) in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At each of December 31, 2017 and 2016, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
NOTE 8 — FINANCIAL HIGHLIGHTS
	Year Ended December 31,
Per Basic Share Data	2017	2016	2015	2014	2013
Net asset value at beginning of year	$8.66	$12.08	$14.80	$14.91	$13.07
Net investment loss(1)	(0.95)	(0.06)	(2.52)	(0.66)	(0.46)
Net realized gain/(loss) on investments(1)	0.04	(0.12)	2.80	1.24	(1.12)
Benefit from/(Provision for) taxes on net realized loss/gain on investments(1)(3)	—	—	0.02	(0.51)	0.49
Net change in unrealized appreciation/ (depreciation) of investments(1)	1.59	(3.30)	(0.69)	(0.30)	4.53
Benefit from/(Provision for) taxes on unrealized depreciation/appreciation of investments(1)(3)(4)	0.13	0.10	0.83	0.12	(1.60)
Dividends from realized gain	—	(0.04)	(2.76)	—	—
Repurchase of common stock(1)	0.18	—	—	—	—
Dilution from shares issued	—	—	(0.40)	—	—
Net asset value at end of year	$9.64	$8.66	$12.08	$14.80	$14.91
Per share market value at end of year	$5.45	$5.03	$9.37	$8.63	$12.09
Total return based on market value(2)	8.35%	(23.29)%	8.57%	(28.62)%	43.42%
Total return based on net asset value(2)	11.32%	(27.74)%	(0.27)%	(0.74)%	14.08%
Shares outstanding at end of year	21,246,345	22,181,003	22,181,003	19,320,100	19,320,100
Ratios/Supplemental Data:
Net assets at end of year	$204,762,866	$192,128,810	$268,010,945	$285,903,673	$287,966,444
Average net assets	$199,457,678	$243,577,514	$296,560,393	$284,953,811	$250,121,052
Ratio of gross operating expenses to average net assets	11.25%	0.82%	9.10%	7.64%	8.83%
Ratio of net income tax provisions to average net assets	(1.38)%	(0.87)%	(1.88)%	(0.50)%	(3.33)%
Ratio of management fee waiver to average net assets	(0.36)%	—%	—%	—%	—%
Ratio of net operating expenses to average net assets	9.51%	(0.05)%	7.22%	7.14%	5.50%
Ratio of net investment loss to average net assets	(10.47)%	(0.52)%	(16.41)%	(4.48)%	(3.55)%
Portfolio Turnover Ratio	0.07%	4.46%	8.30%	19.45%	2.96%

(1)
Based on weighted-average number of shares outstanding for the relevant period.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. The closing market price per share adjusted for dividends on December 31, 2015 is $6.61. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Refer to “Note 9 — Income Taxes” for more detail.

(4)
During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit was the result of a decrease in built-in gains tax liability due to the recently passed tax legislation, partially offset by an increase in the net deferred tax liability generated by the GSVC Holdings. Refer to “Note 9 — Income Taxes” for further detail.

NOTE 9 — INCOME TAXES
The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs.
Due to the Company’s election to be treated as RIC, the associated previously accrued benefits from, and provisions for, taxes from prior periods were reversed for the year ended December 31, 2015. Typically for a taxable entity, a net investment loss would generate a benefit from taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued benefits from taxes on net investment loss from prior periods. Typically for a taxable entity, net realized capital gains would generate a provision for taxes; however, as a result of our election to be treated as a RIC, we reversed the previously accrued provisions for taxes on net realized capital gains from prior periods. As a result of our election to be treated as a RIC, we reversed the previously accrued provisions for taxes on unrealized appreciation of investments from prior periods. This reversal resulted in a larger benefit for taxes on unrealized depreciation of investments than would have been accrued solely based on the unrealized depreciation of investments for the year ended December 31, 2015.
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
December 31, 2017

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
As of December 31, 2017, the Company recorded a deferred tax liability of approximately $7.6 million, of which approximately $6.1 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $1.5 million relates to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.
During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation of  $2,757,070 despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit from taxes on unrealized depreciation for the year ended December 31, 2017 was the result of an approximately $4.1 million decrease in built-in gains tax liability due to the recently passed tax legislation that reduced the U.S. corporate federal income tax rate from 35% to 21%, partially offset by a $1.3 million increase in the net deferred tax liability generated by the GSVC Holdings.
As of December 31, 3016, the Company recorded a deferred tax liability of approximately $10.4 million, of which approximately $10.2 million has been recorded in the event that such gains are recognized by December 31, 2018, and approximately $0.2 million relates to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.
For U.S. federal and state income tax purposes, a portion of the GSVC Holdings’ net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes. The Company had net capital loss carryforward of  $3,454,061 and $2,634,471 for the tax years 2017 and 2016, respectively.
The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2014 – 2017 and 2013 – 2017, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2017, there were no interest or penalties incurred related to uncertain tax positions.
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:
	Year Ended December 31,
	2017	2016
Capital in excess of par value	$(13,729,093)	$(16,519,891)
Accumulated undistributed net investment loss	13,729,093	16,453,404
Accumulated net realized gains from investments	—	66,487

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2017 and 2016 was as follows:
	Year Ended December 31,
	2017	2016	2015
Ordinary income	$—	$—	$—
Long-term capital gain	—	820,753	53,323,476
Return of capital	—	66,487	—
Distributions on a tax basis	—	—	—
For federal income tax purposes, the tax cost of investments owned at December 31, 2017 and 2016, was $301,600,495 and $306,906,435, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2017 and 2016, was $18,981,998 and ($14,892,799), respectively.
At December 31, 2017, and 2016 the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:
	Year Ended December 31,
	2017	2016
Accumulated net realized losses on investments	$(819,590)	$(2,634,471)
Unrealized appreciation/(depreciation)	11,379,697	(25,252,169)
Components of distributable earnings/(loss) at year end	$10,560,107	$(27,886,640)

NOTE 10 — DEBT CAPITAL ACTIVITIES
Convertible Senior Notes Payable
On September 17, 2013, the Company issued $69.0 million aggregate principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014 (the “Convertible Senior Notes”). The Convertible Senior Notes mature on September 15, 2018, unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity. The indenture governing the Convertible Senior Notes contains customary financial reporting requirements and contains certain restrictions on mergers, consolidations, and asset sales. The indenture also contains certain events of default, the occurrence of which may lead to the Convertible Senior Notes being due and payable before their maturity or immediately. The Convertible Senior Notes are convertible into shares of the Company’s common stock based on a conversion rate of 83.3596 shares of the Company’s common stock per $1,000 of principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $12.00 per share of common stock.
On December 15, 2017, the Company announced the commencement of a cash tender offer (the “Tender Offer”) to purchase any and all of its $69.0 million aggregate principal amount of outstanding Convertible Senior Notes. Refer to “Note 11 — Subsequent Events” for more information regarding the expiration and results of the Tender Offer.
The table below shows a reconciliation from the aggregate principal amount of Convertible Senior Notes to the balance shown on the Consolidated Statements of Assets and Liabilities.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	December 31, 2017	December 31, 2016
Aggregate principal amount of Convertible Senior Notes	$69,000,000	$69,000,000
Unamortized embedded derivative discount	(111,143)	(261,099)
Direct deduction of deferred debt issuance costs	(506,308)	(1,226,103)
Convertible Senior Notes	$68,382,549	$67,512,798

As of December 31, 2017 and 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.
The Convertible Senior Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, equal in right of payment to any future unsecured indebtedness that is not so subordinated to the Convertible Senior Notes, effectively junior to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.
The Convertible Senior Notes contained an interest make-whole payment provision pursuant to which holders who converted their notes prior to September 15, 2016, would receive, in addition to a number of shares of the Company’s common stock calculated at the applicable conversion rate for the principal amount of Convertible Senior Notes being converted, the cash proceeds from the sale by the escrow agent of the portion of the U.S. Treasury strips in the escrow account that were remaining with respect to any of the first six interest payments that had not been made on the Convertible Senior Notes being converted. Under FASB ASC 815-10-15-74(a), the interest make-whole payment was considered an embedded derivative and was separated from the host contract, the Convertible Senior Notes, and carried at fair value. The interest make-whole payment provision expired on September 15, 2016 rendering the embedded derivative with no value; however the original value of the embedded derivative of  $0.7 million continues to be amortized over the life of the Convertible Senior Notes.
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
Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $70.0 million in the aggregate), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of  $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including,

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement, and the occurrence of a material adverse effect. As of December 31, 2017, the Company was in compliance with all covenants of the Credit Facility.
The Credit Facility is secured by all of the Company’s property and assets, except for the Company’s assets pledged to secure certain obligations in connection with the Company’s issuance of the Convertible Senior Notes and as may be pledged in connection with any future issuance by the Company of Convertible Senior Notes on substantially similar terms. As of December 31, 2017, the Company had no borrowings outstanding under the Credit Facility.
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
For the year ended December 31, 2017, the Company had average borrowings outstanding under the Credit Facility of  $460,274. For the years ended December 31, 2016 and 2015 the Company had average borrowings outstanding under the SVB Credit Facility of  $106,061 and $3,712,329, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 11 — SUBSEQUENT EVENTS
Portfolio Activity
From January 1, 2018 through March 16, 2018, the Company closed on investment purchases of $100,000 (not including capitalized transaction costs) as shown in the following table.
Portfolio Company	Investment	Transaction Date	Gross Payments
Ozy Media, Inc.(1)	Promissory Note 10% Due 2/12/2018	1/12/2018	$100,000
Total			$100,000

(1)
Subsequent to period-end, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. The Company and Ozy Media are in the process of renegotiating the terms of the Company’s investment.

From January 1, 2018 through March 16, 2018, the Company sold investments of  $15,973,903, net of transaction costs, as shown in following table:
Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)
Chegg, Inc.	1/3/2018	1,897	$16.78	$31,831	$9,018
Chegg, Inc.	1/4/2018	9,103	16.79	152,799	43,327
Chegg, Inc.	1/5/2018	36,212	16.78	607,623	172,139
Chegg, Inc.	1/8/2018	15,888	16.86	267,905	76,837
Chegg, Inc.	1/9/2018	36,900	16.78	619,356	175,598
Chegg, Inc.	2/13/2018	200,000	19.31	3,861,271	1,457,883
Chegg, Inc. (2)	2/20/2018	200,000	19.53	3,905,530	1,503,045
		500,000	18.89	9,446,315	3,437,847
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	1/12/2018	N/A	N/A	592,129	(680)
Avenues Global Holdings, LLC	1/22/2018	10,014,270	0.59	5,935,459	(4,216,395)
Total				$15,973,903	$(779,228)

(1)
The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)
As of February 22, 2018, all remaining shares of Chegg, Inc. held by the Company had been sold.

(3)
Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018

On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the Company’s Series D warrants until August 1, 2018.
The Declara, Inc. convertible promissory note due December 31, 2017, was extended to January 31, 2018. The maturity date of the convertible promissory note to Declara, Inc. was subsequently further extended an additional three months to April 30, 2018. On January 31, 2018 the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual).
On March 7, 2018, as disclosed in its Amendment No. 1 to its Form S-1 Registration Statement filed in connection with its initial public offering, Dropbox, Inc. effectuated a 1:1.5 reverse stock split of its capital stock.

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On March 14, 2018, as disclosed in its Amendment No.1 to its Form F-1 Registration Statement filed in connection with its direct listing, Spotify Technology S.A. effectuated a 40:1 stock split of its ordinary shares, beneficiary certificates and any other of its outstanding securities.
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
Share Repurchase Program
From January 1, 2018 through March 16, 2018, the Company repurchased 179,807 shares of its common stock pursuant to the Share Repurchase Program at an average price of  $6.90 per share.
Tender Offer
On December 15, 2017, the Company announced the commencement of the Tender Offer to purchase any and all of its $69.0 million aggregate principal amount of outstanding Convertible Senior Notes. As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the Convertible Senior Notes, representing approximately 7.0% of the outstanding Convertible Senior Notes, were validly tendered and not validly withdrawn pursuant to the Tender Offer.
Management and Incentive Fee Waiver Agreement
On February 5, 2018, the Company announced that GSV Asset Management had agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the Company’s base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before any incentive fee is paid to GSV Asset Management.
Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee will be reduced to 1.75% of the Company’s gross assets. The base management fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated. In addition, because the Convertible Senior Notes mature on September 15, 2018, the Company is currently carrying a larger cash balance than it would in the ordinary course of its business. As a result, under the Waiver Agreement, GSV Asset Management has agreed to waive its base management fee on any cash balances effective as of February 1, 2018 until the Convertible Senior Notes mature, or the date that all the Convertible Senior Notes have been repurchased or redeemed, whichever is earlier.
Pursuant to the Waiver Agreement, in addition to the “hurdle” feature in the incentive fee, GSV Asset Management has agreed to additional conditions on its ability to receive an incentive fee. Specifically, the Waiver Agreement provides that an incentive fee earned by GSV Asset Management under the Investment Advisory Agreement shall be payable to GSV Asset Management only if, at the time that such incentive fee becomes payable under the Investment Advisory Agreement, both the Company’s stock price and its last reported net asset value per share are equal to or greater than $12.55 (the “High-Water Mark”). The High-Water Mark is based upon the volume weighted average price (VWAP) of all the Company’s equity offerings since its initial public offering, less the dollar amount of all dividends paid by the Company since inception. Upon such time that the High-Water Mark is achieved, and GSV Asset Management is paid an

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

incentive fee, a new High-Water Mark will be established. Each new High-Water Mark will be equal to the most recent High-Water Mark, plus 10.0%. Any High-Water Mark then in effect will be adjusted to reflect any dividends paid by the Company or any stock split effected by the Company.
As of December 31, 2017 the Company has accrued $9,278,085  in incentive fees that have not yet become payable under the Investment Advisory Agreement. Pursuant to the Waiver Agreement, GSV Asset Management has agreed to forfeit $5.0 million of such amount.
For the avoidance of doubt, after these changes take effect, under no circumstances will the aggregate fees earned by GSV Asset Management in any quarterly period be higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.
NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA
	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total Investment Income/(Reversal of Investment Income)	$(31,196)	$174,912	$370,593	$338,459
Total Operating Expenses	3,712,391	6,975,539	6,423,452	5,328,473
Management fee waiver	(181,906)	(174,666)	(169,898)	(181,802)
Net Investment Loss	(3,561,681)	(6,625,961)	(5,882,961)	(4,808,212)
Net Realized Gain/(Loss) on Investments	25,241,064	1,033,577	(671,492)	(24,689,167)
Net Change in Unrealized Appreciation/ (Depreciation)	(26,893,780)	15,636,683	12,752,528	33,280,265
Benefit from Taxes on Unrealized Depreciation of Investments	2,730,365	26,705	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,484,032)	$10,071,004	$6,198,075	$3,782,886
Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.11)	$0.46	$0.28	$0.17
Diluted	$(0.11)	$0.40	$0.26	$0.17
Weighted Average Common Shares Outstanding – Basic	21,343,746	22,000,571	22,181,003	22,181,003
Weighted Average Common Shares Outstanding – Diluted	21,343,746	27,752,386	27,932,818	22,181,003

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total Investment Income/(Reversal of Investment Income)	$601,102	$86,648	$(54,119)	$102,652
Total Operating Expenses	(3,262,224)	4,308,303	1,397,922	(444,355)
Net Investment Income/(Loss)	3,863,326	(4,221,655)	(1,452,041)	547,007
Net Realized Gain/(Loss) on Investments	(322,477)	2,658,715	1,104,361	(6,075,070)
Net Change in Unrealized Depreciation of Investments	(36,597,249)	(1,261,709)	(15,933,886)	(19,421,001)
Benefit from Taxes on Unrealized Depreciation of Investments	1,565,474	551,310	—	—
Net Decrease in Net Assets Resulting from Operations	$(31,490,926)	$(2,273,339)	$(16,281,566)	$(24,949,064)
Net Decrease in Net Assets from Operations per Common Share:
Basic	$(1.42)	$(0.10)	$(0.74)	$(1.12)
Diluted	$(1.42)	$(0.10)	$(0.74)	$(1.12)
Weighted Average Common Shares Outstanding – Basic	22,181,003	22,181,003	22,181,003	22,181,003
Weighted Average Common Shares Outstanding – Diluted	22,181,003	22,181,003	22,181,003	22,181,003

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total Investment Income	$68,618	$39,363	$123,891	$59,024
Total Operating Expenses	1,653,104	6,239,277	6,233,424	12,852,430
Benefit from/(Provision for) Taxes on Net Investment Loss	(3,103,505)	(26,583,935)	2,494,459	5,223,611
Net Investment Loss	(4,687,991)	(32,783,849)	(3,615,074)	(7,569,795)
Net Realized Gain/(Loss) on Investments	(604)	27,289,816	13,636,614	13,218,403
Benefit from/(Provision for) Taxes on Net Realized Capital Gain	—	11,307,706	(5,567,830)	(5,397,074)
Net Change in Unrealized Appreciation/ (Depreciation) of Investments	(13,480,259)	(21,981,668)	(5,744,399)	27,784,081
Benefit from/(Provision for) Taxes on Unrealized Depreciation/Appreciation of Investments	36,197	25,020,686	2,372,190	(11,370,993)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(18,132,657)	$8,852,691	$1,081,501	$16,664,622
Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.94)	$0.46	$0.06	$0.86
Diluted	$(0.94)	$0.38	$0.06	$0.71
Weighted Average Common Shares Outstanding – Basic	19,351,197	19,320,100	19,320,100	19,320,100
Weighted Average Common Shares Outstanding – Diluted	19,351,197	23,564,228	19,320,100	23,564,228
NOTE 13 — SUPPLEMENTAL FINANCIAL DATA
Summarized Financial Information of Unconsolidated Subsidiaries
In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X.
The Company holds a control interest, as defined by the 1940 Act, in certain subsidiaries that are considered significant subsidiaries under the guidance of Regulation S-X, but are not consolidated in the Company’s consolidated financial statements. Below is summarized, comparative financial information for the Company’s unconsolidated significant subsidiaries as of December 31, 2017 and 2016 and for the three years ended December 31, 2017.
Balance Sheet Data as of:	December 31, 2017	December 31, 2016
Current assets	$9,539,621	$5,473,860
Noncurrent assets	4,152,428	1,886,163
Current liabilities	18,898,899	5,249,784
Noncurrent liabilities	7,975,651	7,670,558
Non-controlling interest	—	—

GSV CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Income Statement Data For the years ended:	December 31, 2017	December 31, 2016	December 31, 2015
Revenue	$23,668,762	$21,585,521	$21,319,861
Gross profit	19,176,169	17,652,505	16,248,769
Income/(loss) from operations	(4,258,110)	(4,727,446)	(5,057,815)
Total net income/(loss) including net income/(loss) attributable to non-controlling interest	(4,258,110)	(5,301,605)	(5,306,836)
Net income/(loss) attributable to non-controlling interest	—	—	—

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which appears on page 74 of this annual report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

Not applicable.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.
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
Item 11.
Executive Compensation

The information required by Item 11 will be contained in the 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 14.
Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

PART IV
Item 15.
Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:
(1)
Financial Statements — Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)
Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(6)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Convertible Senior Notes due 2018, by and between the Company and the U.S. Bank National Association, as trustee(4)
10.1	Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between the Company and GSV Asset Management, LLC(3)
10.3	Second Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC(8)
10.4	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.5	Custody Agreement by and between the Company and U.S. Bank National Association(7)
10.6	Form of Trademark License Agreement by and between the Company and GSV Asset Management, LLC(2)
10.7	Loan and Security Agreement between GSV Capital Corp. and Western Alliance Bank, dated as of May 31, 2017(5)
10.8	Waiver Agreement Letter from GSV Asset Management, LLC to the Registrant, dated February 2, 2018(9)
11.1	Statement re Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)*

21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)
Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.

(2)
Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.

(3)
Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 15, 2013, and incorporated by reference herein.

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

(8)
Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852) filed on August 9, 2017, and incorporated by reference herein.

(9)
Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on February 5, 2018, and incorporated by reference herein.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GSV CAPITAL CORP.
Date: March 16, 2018
By: /s/ Mark D. Klein

Name: Mark D. Klein
Title:   Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 16, 2018	By:	/s/ Mark D. Klein Mark D. Klein Chief Executive Officer (Principal Executive Officer)
Date: March 16, 2018	By:	/s/ William Tanona William Tanona President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 16, 2018	By:	/s/ Michael T. Moe Michael T. Moe Executive Chairman and Director
Date: March 16, 2018	By:	/s/ Leonard A. Potter Leonard A. Potter Director
Date: March 16, 2018	By:	/s/ Ronald M. Lott Ronald M. Lott Director
Date: March 16, 2018	By:	/s/ Marc Mazur Marc Mazur Director
Date: March 16, 2018	By:	/s/ David S. Pottruck David S. Pottruck Director