Form 10-Q
period 2018-03-31
GSV Capital Corp.
filed 2018-05-10
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00852
____________________________

GSV Capital Corp.
(Exact name of registrant as specified in its charter)
____________________________

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

The issuer had 21,066,538 shares of common stock, $0.01 par value per share, outstanding as of May 10, 2018.

GSV CAPITAL CORP.

i

PART I
Item 1. Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $121,367,679 and $137,526,726, respectively)	$173,595,462	$179,908,234
Non-controlled/affiliate investments (cost of $42,197,673 and $41,886,312, respectively)	9,108,129	16,473,098
Controlled investments (cost of $22,568,505 and $23,161,314, respectively)	29,569,412	24,207,161
Total Portfolio Investments	212,273,003	220,588,493
Investments in U.S. Treasury bills (cost of $99,970,444 and $99,985,833, respectively)	99,987,000	99,994,000
Total Investments (cost of $286,104,301 and $302,560,185, respectively)	312,260,003	320,582,493
Cash	90,319,558	59,838,600
Due from controlled investments	—	840
Escrow proceeds receivable	208,447	603,456
Interest and dividends receivable	67,042	35,141
Prepaid expenses and other assets	159,272	208,983
Deferred financing costs	31,163	413,023
Total Assets	403,045,485	381,682,536
LIABILITIES
Due to GSV Asset Management(1)	471,390	231,697
Accounts payable and accrued expenses	788,154	458,203
Accrued incentive fees, net of waiver of incentive fees(1)	5,749,419	9,278,085
Accrued management fees, net of waiver of management fees(1)	374,730	424,447
Accrued interest payable	125,169	1,056,563
Payable for securities purchased	89,470,432	89,485,825
Income tax payable	465,775	—
Deferred tax liability	7,258,786	7,602,301
5.25% Convertible Senior Notes due September 15, 2018(2)	49,690,992	68,382,549
4.75% Convertible Senior Notes due March 28, 2023(2)	38,162,904	—
Total Liabilities	192,557,751	176,919,670
Commitments and contingencies (Notes 7 and 10)
Net Assets	$210,487,734	$204,762,866
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 21,066,538 and 21,246,345 issued and outstanding, respectively)	$210,665	$212,463
Paid-in capital in excess of par	201,344,382	202,584,012
Accumulated net investment loss	(8,586,244)	(8,593,717)
Accumulated net realized gains/(losses) on investments	(1,034,471)	140,100
Accumulated net unrealized appreciation of investments	18,553,402	10,420,008
Net Assets	$210,487,734	$204,762,866
Net Asset Value Per Share	$9.99	$9.64
See accompanying notes to condensed consolidated financial statements.
____________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of March 31, 2018 and December 31, 2017, the 5.25% Convertible Senior Notes due September 15, 2018 had a face value of $49,982,000 and $69,000,000, respectively. As of March 31, 2018 and December 31, 2017, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000 and $0, respectively. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$1,680	$8,373
Non-controlled/affiliate investments:
Interest income	234,082	95,677
Controlled investments:
Interest income	13,573	59,409
Dividend income	—	175,000
Total Investment Income	249,335	338,459
OPERATING EXPENSES
Management fees(1)	1,323,576	1,454,421
Incentive fees(1)	1,471,334	1,717,308
Costs incurred under Administration Agreement(1)	424,145	531,484
Directors’ fees	86,250	82,917
Professional fees	339,898	262,190
Interest expense	1,140,063	1,126,773
Income tax expense	122,270	800
Other expenses	489,270	152,581
Total Operating Expenses	5,396,806	5,328,474
Management fee waiver(1)	(154,944)	(181,803)
Incentive fee waiver(1)	(5,000,000)	—
Total operating expenses, net of waiver of management and incentive fees	241,862	5,146,671
Net Investment Income/(Loss)	7,473	(4,808,212)
Realized Losses on Investments:
Non-controlled/non-affiliated investments	(776,045)	(22,785,753)
Controlled investments	(680)	(1,903,414)
Net Realized Losses on Investments	(776,725)	(24,689,167)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	9,854,664	30,160,950
Non-controlled/affiliate investments	(7,676,330)	1,426,668
Controlled investments	5,955,060	1,692,647
Net Change in Unrealized Appreciation/(Depreciation) of Investments	8,133,394	33,280,265
Net Increase in Net Assets Resulting from Operations	$6,966,296	$3,782,886
Net Increase in Net Assets Resulting from Operations per Common Share:
Basic	$0.33	$0.17
Diluted(2)	$0.30	$0.17
Weighted-Average Common Shares Outstanding
Basic	21,150,662	22,181,003
Diluted(2)	26,713,656	22,181,003
See accompanying notes to condensed consolidated financial statements.
_____________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
For the three months ended March 31, 2017, 5,751,815 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Change in Net Assets Resulting from Operations
Net investment income/(loss)	$7,473	$(4,808,212)
Net realized losses on investments	(776,725)	(24,689,167)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—
Net change in unrealized appreciation of investments	8,133,394	33,280,265
Net Increase in Net Assets Resulting from Operations	6,966,296	3,782,886
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(1,241,428)	—
Net Decrease in Net Assets Resulting from Capital Transactions	(1,241,428)	—
Total Increase in Net Assets	5,724,868	3,782,886
Net assets at beginning of year	204,762,866	192,128,810
Net Assets at End of Period	$210,487,734	$195,911,696
Capital Share Activity
Shares outstanding at beginning of year	21,246,345	22,181,003
Shares issued	—	—
Shares repurchased	(179,807)	—
Shares Outstanding at End of Period	21,066,538	22,181,003

______________________

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$6,966,296	$3,782,886
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized losses on investments	776,725	24,689,167
Net change in unrealized (appreciation)/depreciation of investments	(8,133,394)	(33,280,265)
Deferred tax liability	(343,515)	—
Amortization of discount on 5.25% Convertible Senior Notes due 2018	201,162	203,075
Amortization of discount on 4.75% Convertible Senior Notes due 2023	3,024	—
Amortization of deferred financing costs	20,472	—
Write-off of deferred offering costs	325,248	—
Amortization of fixed income security premiums and discounts	—	(32,796)
Paid-in-kind-interest	(207,069)	(17,897)
Purchases of investments in:
Portfolio investments	(105,568)	(280)
U.S. Treasury bills	(99,970,444)	(59,996,000)
Proceeds from sales or maturity of investments in:
Portfolio investments	15,962,239	—
U.S. Treasury bills	100,000,000	30,000,000
Change in operating assets and liabilities:
Due from controlled investments	840	—
Prepaid expenses and other assets	49,711	56,275
Interest and dividends receivable	(31,901)	(112,734)
Escrow proceeds receivable	395,009	—
Due to GSV Asset Management(1)	239,693	(362,161)
Payable for securities purchased	(15,393)	27,497,250
Accounts payable and accrued expenses	329,951	(94,085)
Income tax payable	465,775	—
Accrued incentive fees(1)	(3,528,666)	1,717,308
Accrued management fees(1)	(49,717)	(99,848)
Accrued interest payable	(931,394)	(905,627)
Net Cash Provided by/(Used in) Operating Activities	12,419,085	(6,955,732)
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	40,000,000	—
Deferred debt issuance costs	(1,840,120)	—
Repurchases of common stock	(1,241,428)	—
Repurchase of 5.25% Convertible Senior Notes due 2018	(19,290,565)	—
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	397,846	—
Deferred offering costs	36,140	(18,357)
Net Cash Provided by/(Used in) Financing Activities	18,061,873	(18,357)
Total Increase/(Decrease) in Cash Balance	30,480,958	(6,974,089)
Cash Balance at Beginning of Year	59,838,600	8,332,634
Cash Balance at End of Period	$90,319,558	$1,358,545
Supplemental Information:
Interest paid	$1,810,677	$1,811,250
Taxes paid	$810	$800

See accompanying notes to condensed consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2018

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5,773,690	$16,189,935	$35,915,162	17.06%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares(7)	On-Demand Music Streaming	235,360	10,002,084	31,067,520	14.76%
Dropbox, Inc.**	San Francisco, CA
Common shares(3)(8)	Cloud Computing Services	874,990	13,656,926	24,062,243	11.43%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	18,360,674	8.72%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	128,563	2,503,585	5,161,000	2.45%
Preferred shares, Series D		176,266	1,792,749	7,075,977	3.36%
Total			4,296,334	12,236,977	5.81%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	11,153,341	5.30%
General Assembly Space, Inc.	New York, NY
Preferred shares, Series C	Online Education	126,552	2,999,978	4,671,034	2.22%
Common shares		133,213	2,999,983	4,916,892	2.34%
Total			5,999,961	9,587,926	4.56%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	5,662,466	2.69%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	4,000,000	1.90%
Preferred shares, Series A		879,198	1,002,440	1,208,696	0.57%
Total			5,002,720	5,208,696	2.47%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	707,991	2,506,119	3,276,947	1.56%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,031,557	1.44%
SugarCRM, Inc.	Cupertino, CA
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,522	1,807,328	0.86%
Common shares		1,524,799	5,476,502	1,255,890	0.60%
Total			6,977,024	3,063,218	1.46%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	1,510,500	0.72%
Preferred shares, Series A		3,579,610	758,017	755,250	0.36%
Total			2,260,379	2,265,750	1.08%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.07%
Common warrants, $0.13 Strike Price, Expiration Date 6/15/2018		770,934	23,128	15,419	0.01%
Total			2,282,844	2,265,418	1.08%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	0.95%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	540,270	1,001,815	1,866,061	0.89%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
March 31, 2018

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Lytro, Inc.(12)	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	$502,142	$48,337	0.02%
Preferred shares, Series C-1		3,378,379	10,001,216	966,741	0.46%
Total			10,503,358	1,015,078	0.48%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	791,361	0.38%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	578,549	0.27%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Promissory Note 1.47% Due 11/9/2021(4)		2,270,458	2,270,858	186,517	0.09%
Total			8,421,364	186,517	0.09%

Total Non-controlled/Non-affiliate			$121,367,679	$173,595,462	82.47%

NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018(4)(11)	Digital Media Platform	$2,000,000	2,000,000	3,102,164	1.47%
Promissory Note 10% Due 2/12/2018***(11)		$100,000	100,000	100,000	0.05%
Preferred shares, Series B		922,509	4,999,999	1,238,486	0.59%
Preferred shares, Series A		1,090,909	3,000,200	742,881	0.35%
Preferred shares, Series Seed		500,000	500,000	123,813	0.06%
Total			10,600,199	5,307,344	2.52%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	Corporate Education	$1,259,710	1,259,712	1,259,712	0.60%
Convertible preferred shares, Series D		169,033	778,607	1,000,968	0.48%
Convertible preferred shares, Series C		615,763	2,006,077	132,232	0.06%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 8/1/2018(9)		16,903	—	3,888	0.00%
Total			4,044,396	2,396,800	1.14%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 12% Due 4/30/2018(4)(10)	Social Cognitive Learning	$2,327,727	2,333,259	517,067	0.25%
Preferred shares, Series A		10,716,390	9,999,999	169,471	0.08%
Total			12,333,258	686,538	0.33%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	250,000	0.12%
Preferred shares, Series A		494,365	500,801	250,000	0.12%
Total			1,002,161	500,000	0.24%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	197,724	0.09%
Preferred shares, Series B		49,505	217,206	19,723	0.01%
Total			2,217,653	217,447	0.10%
Curious.com, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	—	—%

Total Non-controlled/Affiliate			$42,197,673	$9,108,129	4.33%
See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
March 31, 2018

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2018***	Global Innovation Platform	$560,199	564,079	560,199	0.27%
Preferred shares, Series A-4		3,720,424	4,904,498	8,495,305	4.04%
Preferred shares, Series A-3		1,561,625	2,005,730	2,971,543	1.41%
Preferred shares, Series A-2		450,001	605,500	513,770	0.24%
Preferred shares, Series A-1		1,000,000	1,021,778	856,284	0.41%
Common shares		200,000	1,000	—	—%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2019		187,500	—	195,000	0.09%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2019		500,000	—	725,000	0.34%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		250,000	74,380	375,000	0.18%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		100,000	29,275	66,000	0.03%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 5/29/2022		125,000	70,379	82,500	0.04%
Total			9,276,619	14,840,601	7.05%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	7,260,523	3.45%
Preferred shares, Series B		3,279,629	2,019,687	5,847,686	2.78%
Preferred shares, Series A		366,666	110,000	430,174	0.20%
Total			6,130,474	13,538,383	6.43%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***	Clean Technology	14,300,000	7,151,412	1,190,428	0.57%
Common shares		100,000	10,000	—	—%
Total			7,161,412	1,190,428	0.57%

Total Controlled			$22,568,505	$29,569,412	14.05%

Total Portfolio Investments			$186,133,857	$212,273,003	100.85%

U.S. Treasury
U.S. Treasury bills, 0%, due 4/5/2018***(3)		$100,000,000	99,970,444	99,987,000	47.50%

TOTAL INVESTMENTS			$286,104,301	$312,260,003	148.35%
See accompanying notes to condensed consolidated financial statements.
_________________

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total investments as of March 31, 2018, 17.66% of its total investments are non-qualifying assets.

***	Investment is income-producing.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
March 31, 2018

(1)
“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)
“Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs.

(4)	As of March 31, 2018, the investments noted had been placed on non-accrual status.

(5)	GSV Capital Corp.’s investments in StormWind, LLC are held through GSV Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

(7)
On March 14, 2018, as disclosed in its Amendment No. 1 to its Form F-1 Registration Statement filed in connection with its direct listing, Spotify Technology S.A. effectuated a 40:1 stock split of its ordinary shares, beneficiary certificates and any other of its outstanding securities. On April 3, 2018, Spotify Technology S.A., registered for resale up to 55,731,480 ordinary shares by the registered shareholders in a direct listing.

(8)
On March 7, 2018, as disclosed in its Amendment No. 1 to its Form S-1 Registration Statement filed in connection with its initial public offering, Dropbox, Inc. effectuated a 1:1.5 reverse stock split of its capital stock. On March 23, 2018, Dropbox, Inc. priced its initial public offering for 26,822,409 Class A common shares at a price of $21.00 per share. Dropbox, Inc., also registered for resale up to 9,177,591 Class A common shares by the registered shareholders. At March 31, 2018, GSV Capital Corp. valued Dropbox, Inc. based on its March 31, 2018 closing price, less a 12% liquidity discount.

(9)	On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018.

(10)
The maturity date of the convertible promissory note to Declara, Inc. was extended an additional three months to April 30, 2018. On January 31, 2018 the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual). GSV Capital Corp. and Declara, Inc. are in the process of renegotiating the terms of GSV Capital Corp.'s investment.

(11)
During the period, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for a certain number of shares of Ozy Media Inc.'s common stock.

(12)
On March 27, 2018, Lytro, Inc. announced that it was preparing to wind down the company over an unspecified period of time. As a result of the wind down, the Company expects to recover an amount equal to the fair value of its investment in Lytro, Inc. as of March 31, 2018.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
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

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2017

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	$1,502,362	$1,518,176	0.74%
Preferred shares, Series A		3,579,610	758,017	759,088	0.37%
Total			2,260,379	2,277,264	1.11%
Lytro, Inc.	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,081	100,680	0.05%
Preferred shares, Series C-1		3,378,379	10,000,002	2,013,587	0.98%
Total			10,502,083	2,114,267	1.03%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	0.98%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	540,270	1,001,815	1,748,371	0.85%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	791,361	0.39%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	593,702	0.29%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Promissory note 1.47%, Due 11/9/2021(12)		$2,270,458	2,270,858	316,570	0.15%
Total			8,421,364	316,570	0.15%
Total Non-controlled/Non-affiliate			$137,526,726	$179,908,234	87.89%
NON-CONTROLLED/AFFILIATE(1)
Curious.com, Inc.	Menlo Park, CA
Preferred shares, Series B	Online Education	3,407,834	12,000,006	5,514,077	2.69%
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 2/28/2018***(14)	Digital Media Platform	$2,000,000	2,000,000	1,067,639	0.52%
Preferred shares, Series B		922,509	4,999,999	2,367,022	1.16%
Preferred shares, Series A		1,090,909	3,000,200	1,419,810	0.69%
Preferred shares, Series Seed		500,000	500,000	236,635	0.12%
Total			10,500,199	5,091,106	2.49%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8%, Due 11/26/2018***(6)	Corporate Education	$1,259,712	1,259,712	1,259,712	0.62%
Convertible preferred shares, Series D		169,033	778,607	989,489	0.48%
Convertible preferred shares, Series C		615,763	2,006,077	480,184	0.23%
Preferred Warrants Series D–Strike Price $4.59–Expiration Date 2/25/2018(15)		16,903	—	2,366	0.00%
Total			4,044,396	2,731,751	1.33%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 9% Due 12/31/2017(10)(12)	Social Cognitive Learning	$2,120,658	2,121,898	1,120,329	0.55%
Preferred shares, Series A		10,716,390	9,999,999	382,678	0.19%
Total			12,121,897	1,503,007	0.74%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	500,000	0.24%
Preferred shares, Series A		494,365	500,801	581,917	0.28%
Total			1,002,161	1,081,917	0.52%
See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2017

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	$2,000,447	$501,240	0.24%
Preferred shares, Series B		49,505	217,206	50,000	0.02%
Total			2,217,653	551,240	0.26%
Total Non-controlled/Affiliate			$41,886,312	$16,473,098	8.03%
CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	7,223,904	3.53%
Preferred shares, Series B		3,279,629	2,019,687	5,804,472	2.83%
Preferred shares, Series A		366,666	110,000	425,342	0.21%
Total			6,130,474	13,453,718	6.57%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2018***(9)	Global Innovation Platform	$560,199	564,079	560,199	0.27%
Unsecured Promissory Note 12% Due 1/15/2018***(8)		$592,129	592,809	592,129	0.29%
Preferred shares, Series A-4		3,720,424	4,904,498	5,390,842	2.63%
Preferred shares, Series A-3		1,561,625	2,005,730	1,885,644	0.92%
Preferred shares, Series A-2		450,001	605,500	326,022	0.16%
Preferred shares, Series A-1		1,000,000	1,021,778	543,370	0.27%
Common shares		200,000	1,000	—	—%
Preferred Warrants Series A-3–Strike Price $1.33–Expiration Date 4/4/2019		187,500	—	1,875	0.00%
Preferred Warrants Series A-4–Strike Price $1.33–Expiration Date 10/6/2019		500,000	—	160,000	0.08%
Preferred Warrants Series A-4–Strike Price $1.33–Expiration Date 7/18/2021		250,000	74,380	102,500	0.05%
Preferred Warrants Series B–Strike Price $2.31–Expiration Date 11/29/2021(13)		100,000	29,275	41,000	0.02%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 5/29/2022(8)		125,000	70,379	80,000	0.04%
Total			9,869,428	9,683,581	4.73%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***	Clean Technology	14,300,000	7,151,412	1,069,862	0.52%
Common shares		100,000	10,000	—	—%
Total			7,161,412	1,069,862	0.52%
Total Controlled			$23,161,314	$24,207,161	11.82%
Total Portfolio Investments			$202,574,352	$220,588,493	107.74%
U.S. Treasury
U.S. Treasury bills, 0%, due 1/4/2018***(3)		$100,000,000	99,985,833	99,994,000	48.83%
TOTAL INVESTMENTS			$302,560,185	$320,582,493	156.57%
See accompanying notes to condensed consolidated financial statements.
_________________

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2017

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total portfolio as of December 31, 2017, 12.13% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)
Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of GSV Capital Corp. if GSV Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)
Denotes a Control Investment. “Control Investments” are investments in those companies that are “Controlled Companies” of GSV Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

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

(8)
On May 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to November 29, 2017 in exchange for 125,000 Series B warrants. For accounting purposes, the extension of the maturity date was treated as an extinguishment of the existing note and creation of a new note. Refer to “Note 4—Investments at Fair Value.” On November 29, 2017, the maturity date of the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was extended to January 15, 2018. In January 2018, upon its maturity, NestGSV, Inc. (d/b/a GSV Labs, Inc.) repaid the unsecured promissory note, with interest.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2017

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

NOTE 1—NATURE OF OPERATIONS

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

The table below displays all the Company’s subsidiaries as of March 31, 2018, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of consolidated financial statements for the interim period have been included.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2018. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" and "Risk Factors” in this quarterly report on Form 10-Q and "Risk Factors" in Part I, Item 1A of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2017 for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value.” for an overview of the Company’s industry and geographic concentrations.

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

Level 1—Valuations based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date.

Level 2—Valuations based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

Level 3—Valuations based on unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

technique and the risk inherent in the inputs to the model. The majority of the Company’s investments are Level 3 investments and are subject to a high degree of judgment and uncertainty in determining fair value.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table set forth in “Note 4—Investments at Fair Value” may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2018 and December 31, 2017, for details regarding the nature and composition of the Company’s investment portfolio.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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

Escrow Proceeds Receivable

During 2017 the Company completed the sale of its investments in JAMF Holdings, Inc. and Strategic Data Command, LLC. A portion of the proceeds from the sale of these portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transaction reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At March 31, 2018 and December 31, 2017, the Company had $208,447 and $603,456, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of March 31, 2018, and December 31, 2017, the Company had deferred financing costs of $31,163 and $413,023, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2018	December 31, 2017
Deferred credit facility costs	$31,163	$51,636
Deferred offering costs	—	361,387
Deferred Financing Costs	$31,163	$413,023

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At March 31, 2018 and December 31, 2017, the Company had no escrow deposits.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and intends to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind interest income, as defined by the Code, and net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year (the "Annual Distribution Requirement"). Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

If the Company meets the Annual Distribution Requirement, but does not distribute (or is not deemed to have distributed) each calendar year a sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”), it generally will be required to pay an excise tax equal to 4% of the amount by which the Excise Tax Avoidance Requirement exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will exceed estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

If it is not treated as a RIC, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify for tax treatment as a RIC. If the Company fails to requalify for tax treatment as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. The Company was taxed as a C Corporation for its 2012 and 2013 taxable years. Refer to “Note 9—Income Taxes” for further details.

Per Share Information

Basic net increase/(decrease) in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net increase/(decrease) in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) to determine the number of potentially dilutive shares outstanding. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU 2017-13 which addressed the application of ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as it relates to adoption period for entities not otherwise required to adopt the new revenue recognition standard, but whose financial statements or financial information are included in another entity’s filing with the SEC. ASU 2014-9, issued by FASB in May 2014, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company adopted the ASU on January 1, 2018, which did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 3—RELATED-PARTY ARRANGEMENTS

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Management Fees

Under the terms of the Investment Advisory Agreement, GSV Asset Management is paid a base management fee of 2.0% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. During the month of January 2018, pursuant to a voluntary waiver by GSV Asset Management, the Company paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.0% base management fee payable under the Investment Advisory Agreement. On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets, as further described below. The waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

GSV Asset Management earned $1,323,576 and $1,454,421 in management fees for the three months ended March 31, 2018 and 2017, respectively. GSV Asset Management waived $154,944 and $181,803 in management fees for the three months ended March 31, 2018 and 2017, respectively.

Incentive Fees

Under the terms of the Investment Advisory Agreement, GSV Asset Management is paid an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Effective February 1, 2018, the incentive fee paid by the Company to GSV Asset Management under the Investment Advisory Agreement is modified pursuant to the terms of the Waiver Agreement, as further described below.

The Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2018 and December 31, 2017. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three months ended March 31, 2018 and 2017, the Company accrued incentive fees of $1,471,334 and $1,717,308, respectively. Pursuant to the Waiver Agreement, GSV Asset Management forfeited $5.0 million of the then accrued incentive fees. As of March 31, 2018, the net accrued incentive fee balance due GSV Asset Management was $5,749,419, net of the Waiver Agreement.

Management and Incentive Fee Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the Company’s base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before any incentive fee is paid to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to forfeit $5.0 million of previously accrued but unpaid incentive fees.

Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets. The base management fee is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated. In addition, because the Company's 5.25% Convertible Senior Notes mature on September 15, 2018 (the "5.25% Convertible Senior Notes due 2018"), the Company is currently carrying a larger cash balance than it would in the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

ordinary course of its business. As a result, under the Waiver Agreement, GSV Asset Management has agreed to waive its base management fee on any cash balances effective as of February 1, 2018 until the 5.25% Convertible Senior Notes due 2018 mature, or the date that all the 5.25% Convertible Senior Notes due 2018 have been repurchased or redeemed, whichever is earlier.

Pursuant to the Waiver Agreement, in addition to the “hurdle” feature in the incentive fee, GSV Asset Management has agreed to additional conditions on its ability to receive an incentive fee. Specifically, the Waiver Agreement provides that an incentive fee earned by GSV Asset Management under the Investment Advisory Agreement will be payable to GSV Asset Management only if, at the time that such incentive fee becomes payable under the Investment Advisory Agreement, both the Company’s stock price and its last reported net asset value per share are equal to or greater than $12.55 (the “High-Water Mark”). The High-Water Mark is based upon the volume weighted average price (VWAP) of all the Company’s equity offerings since its initial public offering, less the dollar amount of all dividends paid by the Company since inception. Upon such time that the High-Water Mark is achieved, and GSV Asset Management is paid an incentive fee, a new High-Water Mark will be established. Each new High-Water Mark will be equal to the most recent High-Water Mark, plus 10.0%. Any High-Water Mark then in effect will be adjusted to reflect any dividends paid by the Company or any stock split effected by the Company.

For the avoidance of doubt, after the effective date of the Waiver Agreement, under no circumstances will the aggregate fees earned by GSV Asset Management in any quarterly period be higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.

Due to GSV Asset Management

As of each of March 31, 2018 and December 31, 2017, there were no receivables owed to the Company by GSV Asset Management. In addition, as of each of March 31, 2018 and December 31, 2017, the Company owed GSV Asset Management $471,390 and $231,697, respectively, primarily for the reimbursement of overhead allocation expenses and travel expenses.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. GSV Asset Management controls GSV Capital Service Company. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $424,145 and $531,484 in such costs incurred under the Administration Agreement for the three months ended March 31, 2018 and 2017, respectively.

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

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the Executive Chairman of the Company’s board of directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s former President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of March 31, 2018, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $14,840,601 and $5,208,696, respectively.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of May 9, 2018, GSV Asset Management also manages Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”), GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”), and GSV@LT, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Lyft, Inc. (the “GSV@LT Fund”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV@LT Fund.

The 1940 Act prohibits the Company from making certain negotiated co-investments with affiliates unless it receives an order from the SEC permitting it to do so. To the extent that the Company competes with entities managed by GSV Asset Management or any of its affiliates for one or more investment or disposition opportunities, GSV Asset Management will allocate any such opportunity across the entities for which the opportunity is appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Investment Advisers Act of 1940, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. In situations where a particular investment or disposition opportunity is appropriate for both the Company and another entity managed by GSV Asset Management, even where co-investments are permissible under the 1940 Act, GSV Asset Management will first offer any such opportunity in its entirety to the Company. In the event that the size of such investment or disposition opportunity exceeds the Company’s capacity, other funds managed by GSV Asset Management may be offered the opportunity, but only to the extent that the Company and its board of directors have confirmed that any such investment or disposition by an affiliated entity is permissible under the 1940 Act and otherwise in the Company’s best interests. The Company’s Chief Compliance Officer and board of directors will monitor on a quarterly basis any such allocation of investment or disposition opportunities between the Company and any such other funds.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. At March 31, 2018, the Company had 60 positions in 29 portfolio companies. At December 31, 2017, the Company had 63 positions in 31 portfolio companies.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$44,772,533	$77,010,960	36.6%	$53,413,686	$86,824,096	42.4%
Preferred Stock	118,979,328	104,011,334	49.4%	134,145,680	120,253,822	58.7%
Debt Investments	8,527,908	5,725,659	2.7%	8,809,356	4,916,578	2.4%
Warrants	197,162	1,462,807	0.7%	197,162	433,997	0.2%
Private Portfolio Companies	172,476,931	188,210,760	89.4%	196,565,884	212,428,493	103.7%
Publicly Traded Portfolio Companies
Common Stock	13,656,926	24,062,243	11.4%	6,008,468	8,160,000	4.0%
Total Portfolio Investments	186,133,857	212,273,003	100.8%	202,574,352	220,588,493	107.7%
Non-Portfolio Investments
U.S. Treasury bill	99,970,444	99,987,000	47.5%	99,985,833	99,994,000	48.8%
Total Investments	$286,104,301	$312,260,003	148.4%	$302,560,185	$320,582,493	156.5%

The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$69,474,775	32.7%	33.0%	$90,658,640	41.1%	44.3%
Big Data/Cloud	63,727,160	30.0%	30.3%	57,678,330	26.1%	28.2%
Social/Mobile	37,968,492	17.9%	18.0%	38,528,143	17.5%	18.8%
Marketplaces	39,912,148	18.8%	18.9%	32,653,518	14.8%	15.9%
Sustainability	1,190,428	0.6%	0.6%	1,069,862	0.5%	0.5%
Total	$212,273,003	100.0%	100.8%	$220,588,493	100.0%	107.7%

	As of March 31, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$165,424,134	77.9%	78.6%	$165,871,083	75.2%	81.0%
Mid-west	578,549	0.3%	0.3%	593,702	0.3%	0.3%
Northeast	15,202,800	7.2%	7.2%	23,394,640	10.6%	11.4%
International	31,067,520	14.6%	14.7%	30,729,068	13.9%	15.0%
Total	$212,273,003	100.0%	100.8%	$220,588,493	100.0%	107.7%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Media Platform
Education Software
Education Technology
E-Transcript Exchange
Globally-Focused Private School
Interactive Learning
Online Education
Online Education Services
Big Data/Cloud	Cloud Computing Services
Customer Relationship Manager
Data Analysis
Social Cognitive Learning
Marketplaces	Financial Services
Global Innovation Platform
Knowledge Networks
On-Demand Commerce
On-Demand Transportation Services
Online Marketplace Finance
Peer-to-Peer Pet Services
Social/Mobile	Digital Media Platform
Light Field Imaging Platform
On-Demand Music Streaming
Social Data Platform
Sustainability	Clean Technology

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2018 and December 31, 2017 are as follows:

	As of March 31, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$77,010,960	$77,010,960
Preferred Stock	—	—	104,011,334	104,011,334
Debt Investments	—	—	5,725,659	5,725,659
Warrants	—	—	1,462,807	1,462,807
Private Portfolio Companies	—	—	188,210,760	188,210,760
Publicly Traded Portfolio Companies
Common Stock	—	24,062,243	—	24,062,243
Total Portfolio Investments	—	24,062,243	188,210,760	212,273,003
Non-Portfolio Investments
U.S. Treasury bills	99,987,000	—	—	99,987,000
Total Investments at Fair Value	$99,987,000	$24,062,243	$188,210,760	$312,260,003

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$86,824,096	$86,824,096
Preferred Stock	—	—	120,253,822	120,253,822
Debt Investments	—	—	4,916,578	4,916,578
Warrants	—	—	433,997	433,997
Private Portfolio Companies	—	—	212,428,493	212,428,493
Publicly Traded Portfolio Companies
Common Stock	8,160,000	—	—	8,160,000
Total Portfolio Investments	8,160,000	—	212,428,493	220,588,493
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$108,154,000	$—	$212,428,493	$320,582,493

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of March 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2018 and December 31, 2017. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of March 31, 2018

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$77,010,960	Market approach	Precedent transactions	N/A
			Revenue multiples	1.81x–4.17x (3.56x)
			Liquidation value	N/A
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
			Long-term revenue growth	0.0% (0.0%)
Preferred stock in private companies	$104,011,334	Market approach	Precedent transactions	N/A
			Revenue multiples	1.67x–5.82x (3.33x)
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
			Long-term revenue growth	0.0% (0.0%)
		PWERM	Revenue multiples	1.68x-5.52x (2.96x)
Debt investments	$5,725,659	Market approach	Liquidation value	N/A
		PWERM	Revenue multiples	3.05x-5.52x (3.43x)
			Liquidation value	N/A
Warrants	$1,462,807	Option pricing model	Term to expiration (Years)	0.2-3.0 (2.1)
			Volatility	18.0%-51.6% (34.7%)

________________________

(1)
As of March 31, 2018, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(2)
The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases (decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of December 31, 2017
Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$86,824,096	Market approach	Precedent transactions	N/A
			Revenue multiples	2.03x–7.08x (5.70x)
			Liquidation value	N/A
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
			Long-term revenue growth	0.0% (0.0)%
Preferred stock in private companies	$120,253,822	Market approach	Precedent transactions	N/A
			Revenue multiples	1.91x–7.08x (3.80x)
			EBIT multiples	27.8x (27.8x)
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
			Long-term revenue growth	0.0% (0.0)%
		PWERM	Liquidation value	N/A
			Revenue multiples	2.28x–4.60x (3.23x)
Debt investments	$4,916,578	Market approach	Liquidation value	N/A
		PWERM	Revenue multiples	3.04x–4.60x (3.84x)
			Liquidation value	N/A
Warrants	$433,997	Option pricing model	Term to expiration (Years)	0.2-3.0 (2.2)
			Volatility	18.8%–51.6% (36.5)%

________________________

(1)
As of December 31, 2017, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(2)
The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases (decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2018 as follows:

	Three Months Ended March 31, 2018
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2017	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Transfers out of Level 3(1)	(10,639,986)	(7,734,804)	—	—	(18,374,790)
Purchases, capitalized fees and interest	—	1,275	311,361	—	312,636
Sales/Maturity of investments	—	(5,923,795)	(592,129)	—	(6,515,924)
Realized losses	—	(4,228,059)	(680)	—	(4,228,739)
Net change in unrealized appreciation/(depreciation) included in earnings	826,850	1,642,895	1,090,529	1,028,810	4,589,084
Fair Value as of March 31, 2018	$77,010,960	$104,011,334	$5,725,659	$1,462,807	$188,210,760
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2018	$537,701	$(2,810,485)	$1,089,849	$1,028,810	$(154,125)
________________________

(1)	During the three months ended March 31, 2018, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Dropbox, Inc.	Preferred shares, Series A-1 & Common shares	Public Common Shares (Level 2)

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2017 as follows:

	For the Year Ended December 31, 2017
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2016	$83,074,410	$162,238,879	$7,821,948	$150,904	$253,286,141
Transfers into Level 3	(2,184,565)	(2,184,565)	—	—	(4,369,130)
Purchases, capitalized fees and interest	60,649	126,824	226,449	70,379	484,301
Sales of investments (2)	(17,986,251)	(45,369,628)	(70,379)	—	(63,426,258)
Realized gains/(losses)	(10,440,384)	9,433,159	(335,688)	(31,930)	(1,374,843)
Exercises, conversions and assignments (1)	2,506,119	(2,506,119)	—	—	—
Amortization of fixed income security premiums and discounts	—	—	139,544	—	139,544
Net change in unrealized depreciation included in earnings	31,794,118	(1,484,728)	(2,865,296)	244,644	27,688,736
Fair Value as of December 31, 2017	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2017	$10,742,585	$(12,221,603)	$(3,170,869)	$212,714	$(4,437,173)

________________________

(1)	During year ended December 31, 2017, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Preferred shares, Series B-1	Common shares

(2)	Sales of investments includes escrow proceeds receivable of $603,456 from the sale of the Company’s investments in JAMF Holdings Inc. and Strategic Data Command, LLC.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2018 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2018	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 8% Due 7/31/2018***	$560,199	$11,204	$560,199	$—	$—	$—	$—	$560,199	0.27%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 1/15/2018***(8)	$—	2,369	592,129	—	(592,129)	(680)	680	—	—%
Total Global Innovation Platform		13,573	1,152,328	—	(592,129)	(680)	680	560,199	0.27%
Total Debt Investments		$13,573	$1,152,328	$—	$(592,129)	$(680)	$680	$560,199	0.27%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***	14,300,000	$—	$1,069,862	$—	$—	$—	$120,566	$1,190,428	0.57%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	5,390,842	—	—	—	3,104,463	8,495,305	4.04%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,885,644	—	—	—	1,085,899	2,971,543	1.41%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	326,022	—	—	—	187,748	513,770	0.24%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	543,370	—	—	—	312,914	856,284	0.41%
Total Global Innovation Platform		—	8,145,878	—	—	—	4,691,024	12,836,902	6.10%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2018	Percentage of Net Assets
Interactive Learning
StormWind, LLC–Preferred shares, Series C(3)	2,779,134	—	7,223,904	—	—	—	36,619	7,260,523	3.45%
StormWind, LLC–Preferred shares, Series B(3)	3,279,629	—	5,804,472	—	—	—	43,214	5,847,686	2.78%
StormWind, LLC–Preferred shares, Series A(3)	366,666	—	425,342	—	—	—	4,832	430,174	0.20%
Total Interactive Learning		—	13,453,718	—	—	—	84,665	13,538,383	6.43%
Total Preferred Stock		$—	$22,669,458	$—	$—	$—	$4,896,255	$27,565,713	13.10%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2019	187,500	$—	$1,875	$—	$—	$—	$193,125	$195,000	0.09%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2019	500,000	—	160,000	—	—	—	565,000	725,000	0.34%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	102,500	—	—	—	272,500	375,000	0.18%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	41,000	—	—	—	25,000	66,000	0.03%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	80,000	—	—	—	2,500	82,500	0.04%
Total Global Innovation Platform		—	385,375	—	—	—	1,058,125	1,443,500	0.69%
Total Warrants		$—	$385,375	$—	$—	$—	$1,058,125	$1,443,500	0.69%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2018	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$13,573	$24,207,161	$—	$(592,129)	$(680)	$5,955,060	$29,569,412	14.05%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(4)	$1,259,712	$24,849	$1,259,712	$—	$—	$—	$—	$1,259,712	0.60%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 2/28/2018(7)(9)	$2,000,000	—	1,067,639	—	—	—	2,034,525	3,102,164	1.47%
Ozy Media, Inc.–Promissory Note 10% Due 2/12/2018***(7)	$100,000	2,164	—	100,000	—	—	—	100,000	0.05%
Total Digital Media Platform		2,164	1,067,639	100,000	—	—	2,034,525	3,202,164	1.52%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018(6)(9)	$2,327,727	207,069	1,120,329	211,361	—	—	(814,623)	517,067	0.25%
Total Debt Investments		$234,082	$3,447,680	$311,361	$—	$—	$1,219,902	$4,978,943	2.37%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D	169,033	$—	$989,489	$—	$—	$—	$11,479	$1,000,968	0.48%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C	615,763	—	480,184	—	—	—	(347,952)	132,232	0.06%
Total Corporate Education		—	1,469,673	—	—	—	(336,473)	1,133,200	0.54%
Online Education
Curious.com, Inc.–Preferred shares, Series B	3,407,834	—	5,514,077	—	—	—	(5,514,077)	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2018	Percentage of Net Assets
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A	10,716,390	—	382,678	—	—	—	(213,207)	169,471	0.08%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	500,000	—	—	—	(250,000)	250,000	0.12%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	581,917	—	—	—	(331,917)	250,000	0.12%
Total Education Media Platform		—	1,081,917	—	—	—	(581,917)	500,000	0.24%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	501,240	—	—	—	(303,516)	197,724	0.09%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	50,000	—	—	—	(30,277)	19,723	0.01%
Total Knowledge Networks		—	551,240	—	—	—	(333,793)	217,447	0.10%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B	922,509	—	2,367,022	—	—	—	(1,128,536)	1,238,486	0.59%
OzyMedia, Inc.–Preferred shares, Series A	1,090,909	—	1,419,810	—	—	—	(676,929)	742,881	0.35%
OzyMedia, Inc.–Preferred shares, Series Seed	500,000	—	236,635	—	—	—	(112,822)	123,813	0.06%
Total Digital Media Platform		—	4,023,467	—	—	—	(1,918,287)	2,105,180	1.00%
Total Preferred Stock		$—	$13,023,052	$—	$—	$—	$(8,897,754)	$4,125,298	1.96%
Warrants
Corporate Education
CUX, Inc. (d/b/a CorpU) -Preferred warrants, Series D, Strike Price $4.59, Expiration Date 8/1/2018(5)	16,903	$—	$2,366	$—	$—	$—	$1,522	$3,888	0.00%
Total Warrants		$—	$2,366	$—	$—	$—	$1,522	$3,888	0.00%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$234,082	$16,473,098	$311,361	$—	$—	$(7,676,330)	$9,108,129	4.33%

____________________

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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

(3)	GSV Capital Corp.’s investments in StormWind, LLC are held through GSV Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(4)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

(5) On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018.

(6)
The maturity date of the convertible promissory note to Declara, Inc. was extended an additional three months to April 30, 2018. On January 31, 2018 the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual). GSV Capital Corp. and Declara, Inc. are in the process of renegotiating the terms of GSV Capital Corp.'s investment.

(7)
During the period, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for a certain number of shares of Ozy Media Inc.'s common stock.

(8) On January 12, 2018, the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was repaid, with interest.

(9) As of March 31, 2018, the investments noted had been placed on non-accrual status.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Transactions during the year ended December 31, 2017 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliates

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 8% Due 7/31/2018***	$560,199	$88,604	$427,900	$106,490	$—	$—	$25,809	$560,199	0.27%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 5/29/2017***(4)	$—	50,146	496,725	24,195	(526,000)	—	5,080	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 1/15/2018***(4)	$592,129	111,089	—	592,809	—	—	(680)	592,129	0.29%
Total Global Innovation Platform		249,839	924,625	723,494	(526,000)	—	30,209	1,152,328	0.56%
Total Debt Investments		$249,839	$924,625	$723,494	$(526,000)	$—	$30,209	$1,152,328	0.56%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***	14,300,000	$475,000	$4,309,778	$—	$—	$—	$(3,239,916)	$1,069,862	0.52%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	2,715,910	—	—	—	2,674,932	5,390,842	2.63%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	952,591	—	—	—	933,053	1,885,644	0.92%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	166,500	—	—	—	159,522	326,022	0.16%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	270,000	—	—	—	273,370	543,370	0.27%
Total Global Innovation Platform		—	4,105,001	—	—	—	4,040,877	8,145,878	3.98%
Interactive Learning
StormWind, LLC–Preferred shares, Series C(3)	2,779,134	—	4,650,838	—	—	—	2,573,066	7,223,904	3.53%
StormWind, LLC–Preferred shares, Series B(3)	3,279,629	—	4,470,403	—	—	—	1,334,069	5,804,472	2.83%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliates

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
StormWind, LLC–Preferred shares, Series A(3)	366,666	—	499,796	—	—	—	(74,454)	425,342	0.21%
Total Interactive Learning		—	9,621,037	—	—	—	3,832,681	13,453,718	6.57%
Total Preferred Stock		$475,000	$18,035,816	$—	$—	$—	$4,633,642	$22,669,458	11.07%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3–Strike Price $1.33, Expiration Date 4/4/2019	187,500	$—	$5,625	$—	$—	$—	$(3,750)	$1,875	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4–Strike Price $1.33, Expiration Date 10/6/2019	500,000	—	40,000	—	—	—	120,000	160,000	0.08%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4–Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	22,500	—	—	—	80,000	102,500	0.05%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B–Strike Price $2.31, Expiration Date 11/29/2021(11)	100,000	—	9,000	—	—	—	32,000	41,000	0.02%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B–Strike Price $2.31, Expiration Date 5/29/2022(4)	125,000	—	—	70,379	—	—	9,621	80,000	0.04%
Total Global Innovation Platform		—	77,125	70,379	—	—	237,871	385,375	0.19%
Total Warrants		$—	$77,125	$70,379	$—	$—	$237,871	$385,375	0.19%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$724,839	$19,037,566	$793,873	$(526,000)	$—	$4,901,722	$24,207,161	11.82%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliates

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	$1,259,712	$93,772	$1,166,400	$93,312	$—	$—	$—	$1,259,712	0.62%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5%, Due 2/28/2018***(12)	$2,000,000	(33,699)	2,000,000	—	—	—	(932,361)	1,067,639	0.52%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 9% Due 12/31/2017(8)	$2,120,658	(523)	2,827,020	1,240	—	—	(1,707,931)	1,120,329	0.55%
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))–Promissory Note, 12%, 11/17/2017***(13)	$—	(90)	26,544	3,569	—	(30,408)	295	—	—%
Total Debt Investments		$59,460	$6,019,964	$98,121	$—	$(30,408)	$(2,639,997)	$3,447,680	1.68%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D	169,033	$—	$775,861	$—	$—	$—	$213,628	$989,489	0.48%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C	615,763	—	1,913,484	—	—	—	(1,433,300)	480,184	0.23%
Total Corporate Education		—	2,689,345	—	—	—	(1,219,672)	1,469,673	0.71%
Globally-Focused Private School
Whittle Schools, LLC–Preferred shares, Series B(5)	—	—	3,000,000	119,299	(3,000,000)	(119,299)	—	—	—%
Online Education
Curious.com, Inc.–Preferred shares, Series B	3,407,834	—	9,984,954	—	—	—	(4,470,877)	5,514,077	2.69%
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))–Preferred shares, Series A(13)	—	—	484,769	—	—	(1,777,576)	1,292,807	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliates

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A	10,716,390	—	4,786,654				(4,403,976)	382,678	0.19%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	500,000	—	—	—	—	500,000	0.24%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	588,294	—	—	—	(6,377)	581,917	0.28%
Total Education Media Platform		—	1,088,294	—	—	—	(6,377)	1,081,917	0.52%
Education Technology
Global Education Learning (Holdings) Ltd.–Preferred shares, Series A**(9)	—	—	—	—	—	(675,495)	675,495	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	1,999,998	—	—	—	(1,498,758)	501,240	0.24%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	223,763	—	—	—	(173,763)	50,000	0.02%
Total Knowledge Networks		—	2,223,761	—	—	—	(1,672,521)	551,240	0.26%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B	922,509	—	4,999,999	—	—	—	(2,632,977)	2,367,022	1.16%
OzyMedia, Inc.–Preferred shares, Series A	1,090,909	—	3,000,000	—	—	—	(1,580,190)	1,419,810	0.69%
OzyMedia, Inc.–Preferred shares, Series Seed	500,000	—	610,000	—	—	—	(373,365)	236,635	0.12%
Total Digital Media Platform		—	8,609,999	—	—	—	(4,586,532)	4,023,467	1.97%
Social Media
AlwaysOn, Inc.–Preferred shares, Series A-1(10)	—	—	—	—	—	(876,023)	876,023	—	—%
AlwaysOn, Inc.–Preferred shares, Series A(10)	—	—	—	—	—	(1,027,391)	1,027,391	—	—%
Total Social Media		—	—	—	—	(1,903,414)	1,903,414	—	—%
Total Preferred Stock		$—	$32,867,776	$119,299	$(3,000,000)	$(4,475,784)	$(12,488,239)	$13,023,052	6.36%
Common Stock
Big Data Consulting
Strategic Data Command, LLC–Common shares(7)	—	$—	$2,052,555	$1,000	$(2,514,651)	$1,524,374	$(1,063,278)	$—	—%
Globally-Focused Private School
Whittle Schools, LLC–Common shares(5)	—	—	1,500,000	59,649	(1,575,000)	(61,746)	77,097	—	—%
Total Common Stock		$—	$3,552,555	$60,649	$(4,089,651)	$1,462,628	$(986,181)	$—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Schedule of Investments In, and Advances to, Affiliates

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
Warrants
Sports Analytics
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))–Preferred warrants, $1.17 Strike Price, Expiration Date 11/18/2022(13)	—	$—	$—	$—	$—	$(576)	$576	$—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))–Preferred warrants, $1.17 Strike Price, Expiration Date 8/29/2021(13)	—	—	—	—	—	—	—	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))–Preferred warrants, $1.17 Strike Price, Expiration Date 6/26/2021(13)	—	—	—	—	—	—	—	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))–Preferred warrants, $1.17 Strike Price, Expiration Date 9/30/2020(13)	—	—	—	—	—	—	—	—	—%
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i))–Preferred warrants, $1.00 Strike Price, Expiration Date 11/21/2017(13)	—	—	—	—	—	(31,354)	31,354	—	—%
Total Sports Analytics		—	—	—	—	(31,930)	31,930	—	—%
Corporate Education
CUX, Inc. (d/b/a CorpU) -Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/25/2018	16,903	—	4,395	—	—	—	(2,029)	2,366	—%
Social Media
AlwaysOn, Inc.–Preferred Warrants Series A, $1.00 strike price, expire 1/9/2017 (10)	—	—	—	—	—	—	—	—	—%
Total Warrants		$—	$4,395	$—	$—	$(31,930)	$29,901	$2,366	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$59,460	$42,444,690	$278,069	$(7,089,651)	$(3,075,494)	$(16,084,516)	$16,473,098	8.04%
____________________

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

NOTE 5—SHARE REPURCHASE PROGRAM, EQUITY OFFERINGS AND RELATED EXPENSES

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). On November 7, 2017, the Company’s board of directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of the Company’s common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate the Company to acquire any specific number of shares of its common stock.

During the three months ended March 31, 2018, the Company repurchased 179,807 shares of the Company’s common stock pursuant to the Share Repurchase Program for an average share price of $6.90, or approximately $1.2 million in aggregate. As of March 31, 2018, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $3.8 million.

No new shares of the Company’s common stock were issued during the three months ended March 31, 2018.

NOTE 6—NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Earnings per common share–basic:
Net increase in net assets resulting from operations	$6,966,296	$3,782,886
Weighted-average common shares–basic	21,150,662	22,181,003
Earnings per common share–basic	$0.33	$0.17
Earnings per common share–diluted:
Net increase in net assets resulting from operations	$6,966,296	$3,782,886
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018	1,050,668	—
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023	18,738	—
Net increase in net assets resulting from operations, as adjusted	8,035,702	3,782,886
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018(1)	5,355,697	—
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023	207,297	—
Weighted-average common shares outstanding–diluted(1)	26,713,656	22,181,003
Earnings per common share–diluted	$0.30	$0.17

__________________

(1)
For the three months ended March 31, 2017, 5,751,815 potentially dilutive common shares, were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2018 and December 31, 2017, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2018	2017
Per Basic Share Data	(Unaudited)	(Unaudited)
Net asset value at beginning of year	$9.64	$8.66
Net investment income/(loss)(1)	0.00	(0.22)
Net realized loss on investments(1)	(0.04)	(1.11)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	(0.02)	—
Net change in unrealized appreciation/(depreciation) of investments(1)	0.38	1.50
Repurchase of common stock(1)	0.03	—
Net asset value at end of period	$9.99	$8.83
Per share market value at end of period	$7.54	$4.48
Total return based on market value(2)	38.35%	(10.93)%
Total return based on net asset value(2)	3.62%	1.96%
Shares outstanding at end of period	21,066,538	22,181,003
Ratios/Supplemental Data:
Net assets at end of period	$210,487,734	$195,911,696
Average net assets	$204,070,345	$191,439,679
Ratio of gross operating expenses to average net assets(3)	10.14%	10.90%
Ratio of incentive fee waiver to average net assets(3)	(2.45)%	—%
Ratio of management fee waiver to average net assets(3)	(0.31)%	(0.38)%
Ratio of net operating expenses to average net assets(3)	7.38%	10.52%
Ratio of net investment income/(loss) to average net assets(3)	0.02%	(10.19)%
Portfolio Turnover Ratio	0.11%	—%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses, including the $5.0 million accrued incentive fee forfeiture pursuant to the Waiver Agreement, are not annualized. For the three months ended March 31, 2018 the Company excluded $352,667 of non-recurring expenses and did not annualize the incentive fee waiver. For the three months ended March 31, 2017, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

NOTE 9—INCOME TAXES

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

As of March 31, 2018 and December 31, 2017, the Company recorded a deferred tax liability of approximately $7.3 million and $7.6 million, respectively, of which approximately $6.1 million and $6.1 million have been recorded in the event that such gains are recognized by December 31, 2018, and approximately $1.2 million and $1.5 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2014–2017 and 2013–2017, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2018, there were no interest or penalties incurred related to uncertain tax positions.

NOTE 10—DEBT CAPITAL ACTIVITIES

5.25% Convertible Senior Notes due 2018

On September 17, 2013, the Company issued $69.0 million aggregate principal amount of convertible senior notes, which bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year. The 5.25% Convertible Senior Notes mature on September 15, 2018 (the "5.25% Convertible Senior Notes due 2018"), unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the 5.25% Convertible Senior Notes due 2018 prior to maturity. The indenture governing the 5.25% Convertible Senior Notes due 2018 contains customary financial reporting requirements and contains certain restrictions on mergers, consolidations, and asset sales. The indenture also contains certain events of default, the occurrence of which may lead to the 5.25% Convertible Senior Notes due 2018 being due and payable before their maturity or immediately. The 5.25% Convertible Senior Notes due 2018 are convertible into shares of the Company’s common stock based on a conversion rate of 83.3596 shares of the Company’s common stock per $1,000 of principal amount of the 5.25% Convertible Senior Notes due 2018, which is equivalent to a conversion price of approximately $12.00 per share of common stock.

On December 15, 2017, the Company announced the commencement of a cash tender offer (the “Tender Offer”) to purchase any and all of its $69.0 million aggregate principal amount of outstanding 5.25% Convertible Senior Notes due 2018. As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, representing approximately 7.0% of the outstanding 5.25% Convertible Senior Notes due 2018, were validly tendered and not validly withdrawn pursuant to the Tender Offer. On March 27, 2018, the Company repurchased an additional $14.2 million aggregate principal amount of the outstanding 5.25% Convertible Senior Notes due 2018.

The table below shows a reconciliation from the aggregate principal amount of 5.25% Convertible Senior Notes due 2018 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2018	December 31, 2017
Aggregate principal amount of 5.25% Convertible Senior Notes due 2018	$49,982,000	$69,000,000
Unamortized embedded derivative discount	(52,687)	(111,143)
Direct deduction of deferred debt issuance costs	(238,321)	(506,308)
5.25% Convertible Senior Notes due 2018 Payable	$49,690,992	$68,382,549

As of March 31, 2018 and December 31, 2017, the principal amount of the 5.25% Convertible Senior Notes due 2018 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 5.25% Convertible Senior Notes due 2018 are the Company’s senior, unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the 5.25% Convertible Senior Notes due 2018, equal in right of payment to the 4.75% Convertible Senior Notes due 2023 (defined below) and any future unsecured indebtedness that is not so subordinated to the 5.25% Convertible Senior Notes due 2018, effectively junior to any existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, including, without limitation, any borrowings under the Credit Facility (defined below), and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

The 5.25% Convertible Senior Notes due 2018 contained an interest make-whole payment provision pursuant to which holders who converted their notes prior to September 15, 2016, would receive, in addition to a number of shares of the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Company’s common stock calculated at the applicable conversion rate for the principal amount of 5.25% Convertible Senior Notes due 2018 being converted, the cash proceeds from the sale by the escrow agent of the portion of the U.S. Treasury strips in the escrow account that were remaining with respect to any of the first six interest payments that had not been made on the 5.25% Convertible Senior Notes due 2018 being converted. Under FASB ASC 815-10-15-74(a), the interest make-whole payment was considered an embedded derivative and was separated from the host contract, the 5.25% Convertible Senior Notes due 2018, and carried at fair value. The interest make-whole payment provision expired on September 15, 2016 rendering the embedded derivative with no value; however the original value of the embedded derivative of $0.7 million continues to be amortized over the life of the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, the Company issued $40.0 million aggregate principal amount of convertible senior notes, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. The 4.75% Convertible Senior Notes mature on March 28, 2023 (the "4.75% Convertible Senior Notes due 2023"), unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021. On or after March 27, 2021, the Company may redeem the 4.75% Convertible Senior Notes due 2023 for cash, in whole or from time to time in part, at the Company’s option if  (i) the closing sale price of the Company’s common stock for at least 15 trading days (whether or not consecutive) during the period of any 20 consecutive trading days is greater than or equal to 150% of the conversion price on each applicable trading day, (ii) no public announcement of a pending, proposed or intended fundamental change has occurred which has not been abandoned, terminated or consummated, and (iii) no event of default under the indenture governing the 4.75% Convertible Senior Notes due 2023, and no event that with the passage of time or giving of notice would constitute an event of default under such indenture, has occurred or exists.

The initial conversion rate for the 4.75% Convertible Senior Notes due 2023 is 93.2836 shares of the Company’s common stock for each $1,000 principal amount of 4.75% Convertible Senior Notes due 2023, which represents an initial conversion price of approximately $10.72 per share. Following certain corporate transactions that occur on or prior to the stated maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 4.75% Convertible Senior Notes due 2023 in connection with such a corporate transaction. If a fundamental change, as defined herein, occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their 4.75% Convertible Senior Notes due 2023 at a fundamental change purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date

The indenture governing the 4.75% Convertible Senior Notes due 2023 contains customary financial reporting requirements and contains certain restrictions on mergers, consolidations, and asset sales. The indenture also contains certain events of default, the occurrence of which may lead to the 4.75% Convertible Senior Notes due 2023 being due and payable before their maturity or immediately.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2018	December 31, 2017
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$—
Direct deduction of deferred debt issuance costs	$(1,837,096)	$—
4.75% Convertible Senior Notes due 2023 Payable	$38,162,904	$—

As of March 31, 2018 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 4.75% Convertible Senior Notes due 2023 are the Company’s general, unsecured, senior obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the 4.75% Convertible

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Senior Notes due 2023, equal in right of payment to any existing and future unsecured indebtedness that is not so subordinated to the 4.75% Convertible Senior Notes due 2023, including, without limitation, the 5.25% Convertible Senior Notes due 2018, effectively junior to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, including, without limitation, any borrowings under the Credit Facility (defined below), and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries. For the period from the initial issuance of the 4.75% Convertible Senior Notes due 2023 to, and including, March 27, 2019, the Company has agreed not to incur any indebtedness other than certain permitted debt, including, without limitation, up to $12.0 million in borrowings under the Credit Facility.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023 , the Company is required under the terms of the Credit Facility to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and is required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full.

Western Alliance Bank Credit Facility

The Company entered into a Loan and Security Agreement, effective May 31, 2017 and as amended on March 22, 2018 (the “Loan Agreement”), with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide the Company with a $12.0 million senior secured revolving credit facility (the “Credit Facility”).

The Credit Facility, among other things, matures on May 31, 2019 and bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, a facility fee of $60,000 was charged upon closing of the Credit Facility, and the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears.

Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to 111.0 million in the aggregate through maturity of the 5.25% Convertible Senior Notes due 2018 on September 15, 2018, and $70.0 million in the aggregate thereafter), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement, and the occurrence of a material adverse effect. As of March 31, 2018, the Company was in compliance with all covenants of the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s property and assets. As of March 31, 2018, the Company had no borrowings outstanding under the Credit Facility.

For the three months ended March 31, 2018, the Company had average borrowings outstanding under the Credit Facility of $0. For the year ended December 31, 2017 the Company had average borrowings outstanding of $460,274.

NOTE 11—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2018 through May 9, 2018, the Company did not purchase or sell any investments.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

On April 3, 2018, Spotify Technology S.A., registered for resale up to 55,731,480 ordinary shares by the registered shareholders, including the Company, in a direct listing.

Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for a certain number of shares of Ozy Media Inc.'s common stock.

On April 16, 2018, Adecco Group, a Swiss staffing company, announced that it is acquiring technology education provider General Assembly Space, Inc. for $412.5 million, including debt financing. Additional financial terms of the acquisition have not been disclosed. The transaction is expected to close in the second quarter of 2018 pending regulatory approvals. As a result of the transaction, the Company expects to recover an amount equal to the fair value of its investment in General Assembly Space, Inc. as of March 31, 2018.

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

Share Repurchase Program

On May 3, 2018, the Company’s board of directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of the Company’s common stock. Under the Share Repurchase Program, the Company may repurchase its outstanding common stock in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act.

From April 1, 2018 through May 9, 2018, the Company did not repurchase any additional shares under the Share Repurchase Program.

NOTE 12—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of March 31, 2018, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Income Statement Data for the Period Ended:	March 31, 2018 (Unaudited)	March 31, 2017 (Unaudited)
Revenue	$5,279,160	$1,125,028
Gross profit	4,277,717	1,101,751
Loss from operations	(1,788,903)	(185,648)
Total net loss including net income/(loss) attributable to non-controlling interest	(1,788,903)	(185,648)
Net income/(loss) attributable to non-controlling interest	—	—

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

Management and Incentive Fee Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before we pay any incentive fee to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to forfeit $5.0 million of previously accrued but unpaid incentive fees. “Note 3 - Related-Party Arrangements” to our condensed consolidated financial statements as of March 31, 2018 for more information regarding the Waiver Agreement.

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2018, of all of our portfolio investments, excluding U.S. Treasury bills, was $212,273,003.

During the three months ended March 31, 2018, the Company funded investments in an aggregate amount of $100,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Ozy Media, Inc.(1)	Promissory Note 10% Due 2/12/2018	1/12/2018	$100,000
Total			$100,000

__________________

(1)
During the period, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for a certain number of shares of Ozy Media Inc.'s common stock.

During the three months ended March 31, 2018, we capitalized fees of $5,568.

During the three months ended March 31, 2018, the Company sold investments or received repayments from portfolio companies in an amount of $15,962,239, net of transaction costs, and realized a net investment loss of approximately $776,725 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(4)
Chegg, Inc.	1/3/2018	1,897	$16.78	$31,831	$9,018
Chegg, Inc.	1/4/2018	9,103	16.79	152,799	43,327
Chegg, Inc.	1/5/2018	36,212	16.78	607,623	172,139
Chegg, Inc.	1/8/2018	15,888	16.86	267,905	76,837
Chegg, Inc.	1/9/2018	36,900	16.78	619,356	175,598
Chegg, Inc.	2/13/2018	200,000	19.31	3,861,271	1,457,883
Chegg, Inc. (2)	2/20/2018	200,000	19.53	3,905,530	1,503,045
		500,000	18.89	9,446,315	3,437,847
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	1/12/2018	N/A	N/A	592,129	(680)
Avenues Global Holdings, LLC	1/22/2018	10,014,270	0.59	5,923,795	(4,228,059)
Total				$15,962,239	$(790,892)

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	As of February 22, 2018, all remaining shares of Chegg, Inc. held by the Company had been sold.

(3)	Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018

(4)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our U.S. Treasury investments.

During the three months ended March 31, 2018 we did not write-off any investments.

During the three months ended March 31, 2017, we did not purchase or close on any investments. We did, however, pay $280 in capitalized fees. The table below summarized the portfolio investments we wrote-off during the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
Portfolio Company	Net Proceeds	Realized Gains/(Losses)(1)
AliphCom, Inc. (d/b/a Jawbone)	$—	$(793,152)
AlwaysOn, Inc.	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	(2,448,959)
EarlyShares.com, Inc.	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	(4,959,614)
Total Disposals	$—	$(24,690,417)

_______________________

(1)	Realized gains/(losses) exclude any realized gains/(losses) incurred on the maturity of our U.S. Treasury investments.

Results of Operations - Comparison of the three months ended March 31, 2018 and 2017

Operating results for the three months ended March 31, 2018, and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Total Investment Income	$249,335	$338,459
Interest income	249,335	163,459
Dividend income	—	175,000
Other income	—	—
Gross Operating Expenses	5,396,806	5,328,474
Incentive fee waiver	(5,000,000)	—
Management fee waiver	(154,944)	(181,803)
Net Operating Expenses	241,862	5,146,671
Management fees	1,323,576	1,454,421
Incentive fees	1,471,334	1,717,308
Costs incurred under Administration Agreement	424,145	531,484
Directors’ fees	86,250	82,917
Professional fees	339,898	262,190
Interest expense	1,140,063	1,126,773
Income tax expense	122,270	800
Other expenses	489,270	152,581
Net Investment Income/(Loss)	7,473	(4,808,212)
Net realized loss on investments	(776,725)	(24,689,167)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—
Net change in unrealized appreciation/(depreciation) of investments	8,133,394	33,280,265
Net increase in net assets resulting from operations	$6,966,296	$3,782,886

Investment Income

Investment income decreased to $249,335 for the three months ended March 31, 2018, from $338,459 for the three months ended March 31, 2017. The decrease was primarily due to decreased dividend income between periods due to a $175,000 dividend we received from our investment in SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.) during the three months ended March 31, 2017. The decrease in dividend income was partially offset by an increase in interest income during the three months ended March 31, 2018.

Operating Expenses

Total operating expenses, net of waiver of management and incentive fees, decreased to $241,862 for the three months ended March 31, 2018, from $5,146,671 for the three months ended March 31, 2017. The decrease between periods was primarily due to GSV Asset Management’s waiver during the three months ended March 31, 2018 of $154,944 in management fees and forfeiture of $5.0 million of previously accrued but unpaid incentive fees pursuant to the Waiver Agreement. This decrease was partially offset primarily by increases between periods in the income tax expense due to the sale of investments and other expenses.

Net Investment Income/(Loss)

For the three months ended March 31, 2018, we recognized net investment income of $7,473, compared to a net investment loss of $4,808,212 for the three months ended March 31, 2017. The change between periods resulted from the decrease in operating expenses, net of waiver of management and incentive fees, as discussed above, partially offset by a decrease in total investment income between periods.

Net Realized Loss on Investments

For the three months ended March 31, 2018, we recognized a net realized loss of $776,725 on our investments, compared to a net realized loss of $24,689,167 for the three months ended March 31, 2017. The components of our net realized gains and losses on portfolio investments for the three months ended March 31, 2018 and 2017, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2018, we had a net change in unrealized appreciation of $8,133,394. For the three months ended March 31, 2017, we had a net change in unrealized appreciation of $33,280,265. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended March 31, 2018 and 2017.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended March 31, 2018	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended March 31, 2017
Dropbox, Inc.	6,186,547	Beamreach Solar, Inc. (f/k/a Solexel, Inc.)(1)	$14,272,843
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	5,749,829	Orchestra One, Inc. (f/k/a Learnist, Inc.)(1)	4,959,614
Avenues Global Holdings, LLC(2)	4,243,435	Dropbox, Inc.	3,871,834
Lyft, Inc.	2,113,462	Cricket Media (f/k/a ePals, Inc.)(1)	2,448,959
Course Hero, Inc.	1,111,915	AlwaysOn, Inc.(1)	1,903,414
Declara, Inc.	(1,027,830)	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	1,825,524
Lytro, Inc.	(1,100,464)	General Assembly Space, Inc.	1,309,215
General Assembly Space, Inc.	(1,252,940)	Chegg, Inc.	1,253,759
Chegg, Inc.(2)	(2,151,532)	JAMF Holdings, Inc.	1,033,181
Curious.com, Inc.	(5,514,077)	Palantir Technologies, Inc.	(2,435,346)
Other(3)	(224,951)	Other(3)	2,837,268
Total	$8,133,394	Total	$33,280,265
_______________________

(1)	The change in unrealized appreciation for these investments resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2018 or 2017.

Recent Developments

Portfolio Activity

Please refer to “Note 11—Subsequent Events” to our condensed consolidated financial statements as of March 31, 2018 for details regarding activity in our investment portfolio from April 1, 2018 through May 9, 2018.

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

Share Repurchase Program

On May 3, 2018, the Company’s board of directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of the Company’s common stock. Under the Share Repurchase Program, the Company may repurchase its outstanding common stock in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act.

From April 1, 2018 through May 9, 2018, the Company did not repurchase any additional shares under the Share Repurchase Program.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. In addition, during the three months ended March 31, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2018. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities. With regard to the 5.25% Convertible Senior Notes due 2018, which mature on September 15, 2018, we are actively managing our liquidity in anticipation of meeting our obligations thereunder.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the three months ended March 31, 2018 and 2017, our operating expenses, net of any fee waivers, were $241,862 and $5,146,671, respectively.

Cash Reserves and Liquid Securities	March 31, 2018	December 31, 2017
Cash	$90,319,558	$59,838,600
Borrowing availability under the Credit Facility(1)	12,000,000	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	—	8,160,000
Subject to other sales restrictions(3)	24,062,243	—
Total securities of publicly traded portfolio companies	24,062,243	8,160,000
Total Cash Reserves and Liquid Securities	$126,381,801	$79,998,600

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of March 31, 2018 and December 31, 2017. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2018 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.

(3)	As of March 31, 2018, this balance represents our shares of common stock of Dropbox, Inc.

During the three months ended March 31, 2018, cash increased to $90,319,558 from $59,838,600 at the beginning of the year. The increase in cash was primarily due to the receipt of net proceeds from the issuance of $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023 and approximately $16.0 million from the sale of certain portfolio investments, partially offset primarily by the use of approximately $19.3 million in cash to repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 and approximately $1.2 million in cash used under the Share Repurchase Program.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	90.0	50.0	—	40.0	—
Total	$179.5	$139.5	$—	$40.0	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on April 5, 2018, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.

(2)	The total unused amount available under the Credit Facility as of March 31, 2018 was $12.0 million.

(3)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the three months ended March 31, 2018.

(4)
The balance shown for the Convertible Senior Notes reflects the principal balance payable to investors for both the 5.25% Convertible Senior Notes due 2018 and 4.75% Convertible Senior Notes due 2023 as of March 31, 2018. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2018 for more information.

Share Repurchase Program

During the three months ended March 31, 2018, we repurchased 179,807 shares of our common stock pursuant to the Share Repurchase Program at an average price of $6.90 per share, or approximately $1.2 million in aggregate. As of March 31, 2018, the dollar value of shares that remained available to be purchases under the Share Repurchase Program was approximately $3.8 million. For more information on the Share Repurchase Program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank has agreed to provide us with the $12.0 million Credit Facility, which, among other things, matures on May 31, 2019 and bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2018 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the three months ended March 31, 2018 or the year ended December 31, 2017.

5.25% Convertible Senior Notes due 2018 - Tender Offer and Repurchase

On December 15, 2017, we announced the commencement of the Tender Offer to purchase any and all of the $69.0 million aggregate principal amount of outstanding 5.25% Convertible Senior Notes due 2018. As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the 5.25% Convertible Senior Notes due 2018 representing approximately 7.0% of the outstanding 5.25% Convertible Senior Notes due 2018, were validly tendered and not validly withdrawn pursuant to the Tender Offer. On March 27, 2018, we repurchased an additional $14.2 million aggregate principal amount of the outstanding 5.25% Convertible Senior Notes due 2018. Refer to “Note 10—Debt

Capital Activities” to our condensed consolidated financial statements as of March 31, 2018 for more information regarding the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023 - Issuance

On March 28, 2018, we issued $40.0 million aggregate principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.2 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we are required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and are required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2018 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2018. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal Year 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal Year 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Total			$2.80
___________________________

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

We intend to focus on making capital gains-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay distributions on a quarterly basis or become a predictable distributor of distributions, and we expect that our distributions, if any, will be much less consistent than the distributions of other business development companies that primarily make debt investments. If there are earnings or realized capital gains to be distributed, we intend to declare and pay a distribution at least annually. The amount of realized capital gains available for distribution to stockholders will be impacted by our treatment as a RIC.

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 2 - Significant Accounting Policies - U.S. Federal and State Income Taxes” and “Note 9 - Income Taxes” to our condensed consolidated financial statements as of March 31, 2018 for more information.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2018 for further detail regarding our critical accounting policies and recently issued accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of March 31, 2018 for more information.

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

As of March 31, 2018, all of our debt investments and outstanding borrowings bore a fixed rate of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our March 31, 2018 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the three months ended March 31, 2018, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDCs that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$90,000	$(90,000)
Up 200 Basis points	$—	$60,000	$(60,000)
Up 100 Basis points	$—	$30,000	$(30,000)
Down 100 Basis points	$—	$(30,000)	$30,000
Down 200 Basis points	$—	$(60,000)	$60,000
Down 300 Basis points	$—	$(90,000)	$90,000

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the three months ended March 31, 2018. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the year ended December 31, 2017, our actual average borrowings under the Credit Facility were $460,274.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently a party to any pending material legal proceedings.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. Other than as described below, during the three months ended March 31, 2018, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Risks Related to the 4.75% Convertible Senior Notes due 2023

The 4.75% Convertible Senior Notes due 2023 are unsecured and, therefore, are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 4.75% Convertible Senior Notes due 2023 are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 4.75% Convertible Senior Notes due 2023 are effectively subordinated to any secured indebtedness we or our subsidiaries had outstanding as of the date issuance or that we or they may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 4.75% Convertible Senior Notes due 2023. As of March 31, 2018, we did not have any indebtedness outstanding under the Credit Facility; however, the Credit Facility is secured and, therefore, effectively senior to the 4.75% Convertible Senior Notes due 2023 to the extent of the value of the assets securing any future borrowings under the Credit Facility.

The 4.75% Convertible Senior Notes due 2023 will be structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 4.75% Convertible Senior Notes due 2023 are obligations exclusively of GSV Capital Corp. and not of any of our subsidiaries, which are separate and distinct legal entities. None of our subsidiaries is a guarantor of the 4.75% Convertible Senior Notes due 2023 or is otherwise obligated to make payments on the 4.75% Convertible Senior Notes due 2023 or to make any funds available for that purpose, and the 4.75% Convertible Senior Notes due 2023 are not required to be guaranteed by any subsidiaries we may acquire or create in the future. As a result, the 4.75% Convertible Senior Notes due 2023 will be structurally subordinated to any future liabilities and other indebtedness of our subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 5.25% Convertible Senior Notes due 2018 and the 4.75% Convertible Senior Notes due 2023, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets (including interests in our portfolio companies if permitted pursuant to the terms of our investment) under terms that may be disadvantageous for us, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions and the inability of the holders of the 4.75% Convertible Senior Notes due 2023 to borrow our common stock may adversely affect the trading price and liquidity of the 4.75% Convertible Senior Notes due 2023.

We expect that holders of 4.75% Convertible Senior Notes due 2023 will employ, or seek to employ, a convertible arbitrage strategy with respect to the 4.75% Convertible Senior Notes due 2023. Holders would typically implement this strategy by selling short the common stock underlying the 4.75% Convertible Senior Notes due 2023 and dynamically adjusting their short position while they hold the 4.75% Convertible Senior Notes due 2023. Holders may also implement this strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our common stock), including Rule 201 of SEC Regulation SHO, the Financial Industry Regulatory Authority, Inc.’s “Limit Up-Limit Down” program, market-wide circuit breaker systems that halt trading of securities for certain periods following specific market declines, and rules stemming from the enactment and implementation of the Dodd-Frank Act. Past regulatory actions, including emergency actions or regulations have had a significant impact on the trading prices and liquidity of equity-linked instruments. Any governmental action that similarly restricts the ability of the holders of the 4.75% Convertible Senior Notes due 2023 or potential purchasers thereof to effect short sales of our common stock or enter into swaps on our common stock could similarly adversely affect the trading price and the liquidity of the 4.75% Convertible Senior Notes due 2023.

In addition, if the holders and potential purchasers of the 4.75% Convertible Senior Notes due 2023 seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the 4.75% Convertible Senior Notes due 2023 may be adversely affected.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the 4.75% Convertible Senior Notes due 2023.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this quarterly report on Form 10-Q and elsewhere in our SEC filings, including our annual report on Form 10-K for the fiscal year ended December 31, 2017, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our portfolio companies or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the 4.75% Convertible Senior Notes due 2023. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the 4.75% Convertible Senior Notes due 2023 as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the 4.75% Convertible Senior Notes due 2023. This may result in greater volatility in the trading price of the 4.75% Convertible Senior Notes due 2023 than would be expected for non-convertible debt securities.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

We may not have, or have the ability to raise, the funds necessary to purchase the 4.75% Convertible Senior Notes due 2023 as required upon a fundamental change, and our future debt may contain limitations on our ability to deliver shares of our common stock deliverable upon conversion or purchase of the 4.75% Convertible Senior Notes due 2023.

Holders of the 4.75% Convertible Senior Notes due 2023 will have the right to require us to purchase their notes for cash upon the occurrence of a fundamental change at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the prospectus supplement relating to the offering of the 4.75% Convertible Senior Notes due 2023, dated March 22, 2018, and the accompanying prospectus. We may not have enough available cash or be able to obtain financing at the time we are required to make purchases of 4.75% Convertible Senior Notes due 2023 surrendered therefor. In addition, our ability to purchase the 4.75% Convertible Senior Notes due 2023 or to deliver shares of our common stock upon conversions of the 4.75% Convertible Senior Notes due 2023 may be limited by law, by regulatory authority or by agreements governing our indebtedness. For example, the Credit Facility generally prohibits us from prepaying indebtedness other than borrowings under the Credit Facility and, under certain circumstances, the outstanding 5.25% Convertible Senior Notes due 2018. As a result, before making any such repurchase of the 4.75% Convertible Senior Notes due 2023, we would have to obtain consent from the lender under the Credit Facility to the extent such requirements remain in effect at such time. Our failure to purchase 4.75% Convertible Senior Notes due 2023 at a time when the purchase is required by the indenture or deliver any shares of our common stock deliverable on future conversions of the 4.75% Convertible Senior Notes due 2023 as required by the governing indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself would also lead to a default under the Credit Facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the 4.75% Convertible Senior Notes due 2023.

Future sales of our common stock in the public market or issuance of securities senior to our common stock could lower the market price for our common stock and adversely impact the value of the 4.75% Convertible Senior Notes due 2023.

Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of the 4.75% Convertible Senior Notes due 2023 and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock or the value of the 4.75% Convertible Senior Notes due 2023.

The conversion rate of the 4.75% Convertible Senior Notes due 2023 may not be adjusted for all dilutive events.

The conversion rate of the 4.75% Convertible Senior Notes due 2023 is subject to adjustment for certain events, including, but not limited to, the issuance to all or substantially all holders of our common stock of stock dividends, certain rights, options or warrants, capital stock, indebtedness, assets or cash, and subdivisions and combinations of our common stock, and certain issuer tender or exchange offers as described in the prospectus supplement relating to the offering of the 4.75% Convertible Senior Notes due 2023, dated March 22, 2018, and the accompanying prospectus. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the 4.75% Convertible Senior Notes due 2023 or the common stock. An event that adversely affects the value of the 4.75% Convertible Senior Notes due 2023 may occur, and that event may not result in an adjustment to the conversion rate.

Holders of the 4.75% Convertible Senior Notes due 2023 are not entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.

Holders of the 4.75% Convertible Senior Notes due 2023 are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to the 4.75% Convertible Senior Notes due 2023, but holders of the 4.75% Convertible Senior Notes due 2023 will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our articles of amendment and restatement or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its 4.75% Convertible Senior Notes due 2023, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

Upon conversion of the 4.75% Convertible Senior Notes due 2023, holders may receive less valuable consideration than expected because the value of our common stock may decline after any such holder exercises its conversion right but before we settle our conversion obligation.

Under the 4.75% Convertible Senior Notes due 2023, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders its 4.75% Convertible Senior Notes due 2023 for conversion until the date we settle our conversion obligation.

Because we will satisfy our conversion obligation solely in shares of our common stock upon conversion of the 4.75% Convertible Senior Notes due 2023, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the second business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares of our common stock that a holder of the 4.75% Convertible Senior Notes due 2023 receives will be adversely affected and would be less than the conversion value of the 4.75% Convertible Senior Notes due 2023 on the conversion date.

The 4.75% Convertible Senior Notes due 2023 contain limited restrictive covenants; and we may incur substantially more debt or take other actions that would intensify the risks described herein.

The indenture governing the 4.75% Convertible Senior Notes due 2023 contains limited restrictions on our ability to incur debt, including senior indebtedness. For example, as described further in the prospectus supplement relating to the offering of the 4.75% Convertible Senior Notes due 2023, dated March 22, 2018, we have agreed under the indenture that, for the period of time during which the 4.75% Convertible Senior Notes due 2023 are outstanding, we will not violate, whether or not we are subject to, Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provision thereto of the 1940 Act, but giving effect to any exemptive relief that may be granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. In addition, as described in the prospectus supplement, we have agreed that, for the period from the initial issuance of the 4.75% Convertible Senior Notes due 2023 to, and including, March 27, 2019, we will not incur any indebtedness other than certain permitted debt, including, without limitation, up to $12.0 million in borrowings under the Credit Facility. This limitation on the incurrence of additional indebtedness will cease to apply, however, upon the occurrence of (i) a “Change in Control” as defined in the indenture governing the 4.75% Convertible Senior Notes due 2023 or (ii) at such time as less than 25% of the initial aggregate principal amount of the 4.75% Convertible Senior Notes due 2023 remain outstanding.

The indenture governing the 4.75% Convertible Senior Notes due 2023 contains no covenants or other provisions to afford protection to holders of the 4.75% Convertible Senior Notes due 2023 in the event of a fundamental change or other corporate transaction involving us except to the extent described in the indenture governing the 4.75% Convertible Senior Notes due 2023. We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations, that could substantially affect our capital structure and the value of the 4.75% Convertible Senior Notes due 2023 and shares of our common stock, but may not constitute a fundamental change that permits holders of the 4.75% Convertible Senior Notes due 2023 to require us to purchase their 4.75% Convertible Senior Notes due 2023 or a make-whole adjustment event that would require an increase in the conversion rate for 4.75% Convertible Senior Notes due 2023 converted in connection therewith. For these reasons, potential purchasers of the 4.75% Convertible Senior Notes due 2023 should not consider the covenants in the governing indenture or the fundamental change purchase and make-whole adjustment features of the 4.75% Convertible Senior Notes due 2023 as significant factors in evaluating whether to invest in the 4.75% Convertible Senior Notes due 2023.

Notwithstanding these limited restrictive covenants, we may, subject to complying with the limitations described above and elsewhere in the prospectus supplement relating to the offering of the 4.75% Convertible Senior Notes due 2023, be able to incur substantial additional debt in the future, secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on the 4.75% Convertible Senior Notes due 2023 when due. If we incur substantial additional indebtedness in the future, our indebtedness may affect our ability to pay the principal of and interest on the 4.75% Convertible Senior Notes due 2023, or any fundamental change purchase price, and our creditworthiness generally.

These covenants could also limit our operational flexibility and prevent us from taking advantage of business opportunities as they arise, growing our business, or competing effectively.

The adjustment to the conversion rate for 4.75% Convertible Senior Notes due 2023 converted in connection with a make-whole adjustment event may not adequately compensate holders for any lost value of the 4.75% Convertible Senior Notes due 2023 as a result of such transaction.

Following a make-whole adjustment event, if a holder of the 4.75% Convertible Senior Notes due 2023 elects to convert its notes in connection with such corporate transaction, we will increase the conversion rate by an additional number of shares of our common stock upon conversion in certain circumstances. The increase in the conversion rate will be determined based on the date on which the make-whole adjustment event occurs or becomes effective and the price paid (or deemed to be paid) per share of our common stock in the make-whole adjustment event, as described further in the prospectus supplement relating to the offering of the 4.75% Convertible Senior Notes due 2023, dated March 22, 2018. The adjustment to the conversion rate for 4.75% Convertible Senior Notes due 2023 converted in connection with a make-whole adjustment event may not adequately compensate holders for any lost value of the 4.75% Convertible Senior Notes due 2023 as a result of such transaction. In addition, if the price paid (or deemed to be paid) per share of our common stock in the make-whole adjustment event is greater than $48.00 per share or less than $8.93 per share (in each case, subject to adjustment), no increase in the conversion rate will be made. Moreover, in no event will the conversion rate per $1,000 principal amount of 4.75% Convertible Senior Notes due 2023 exceed the maximum conversion rate described further under the governing indenture.

Our obligation to increase the conversion rate upon the occurrence of a make-whole adjustment event could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to purchase the 4.75% Convertible Senior Notes due 2023.

Upon the occurrence of a fundamental change, holders have the right to require us to purchase their 4.75% Convertible Senior Notes due 2023. However, the fundamental change provisions will not afford protection to holders of 4.75% Convertible Senior Notes due 2023 in the event of other transactions that could adversely affect the 4.75% Convertible Senior Notes due 2023. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the 4.75% Convertible Senior Notes due 2023. In addition, holders of 4.75% Convertible Senior Notes due 2023 may not be entitled to require us to purchase their 4.75% Convertible Senior Notes due 2023 upon a fundamental change in certain circumstances involving a significant change in the composition of our board of directors, or in connection with a proxy contest where our board of directors does not endorse a dissident slate of directors but approves them for purposes of the definition of “continuing directors” as set forth in the indenture governing the 4.75% Convertible Senior Notes due 2023. In the event of any such transaction, the holders of the 4.75% Convertible Senior Notes due 2023 would not have the right to require us to purchase their 4.75% Convertible Senior Notes due 2023, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of the 4.75% Convertible Senior Notes due 2023.

Provisions of the 4.75% Convertible Senior Notes due 2023 could discourage an acquisition of us by a third party.

Certain provisions of the 4.75% Convertible Senior Notes due 2023 could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 4.75% Convertible Senior Notes due 2023 will have the right, at their option, to require us to purchase for cash all of their 4.75% Convertible Senior Notes due 2023 or any portion of the principal amount of such 4.75% Convertible Senior Notes due 2023 in integral multiples of  $1,000. We may also be required to increase the conversion rate in the event of certain transactions constituting a make-whole adjustment event. These provisions could discourage an acquisition of us by a third party.

We cannot assure holders of the 4.75% Convertible Senior Notes due 2023 that an active trading market will develop for the 4.75% Convertible Senior Notes due 2023, and the price may be volatile, so holders may be unable to sell their 4.75% Convertible Senior Notes due 2023 at the price they desire or at all.

The 4.75% Convertible Senior Notes due 2023 are a new issue of securities and there is no existing trading market for the 4.75% Convertible Senior Notes due 2023. We do not intend to apply to list the 4.75% Convertible Senior Notes due 2023 on any securities exchange or to arrange for quotation on any automated dealer quotation system. We have been informed by the underwriter for the 4.75% Convertible Senior Notes due 2023 offering that it intends to make a market in the 4.75% Convertible Senior Notes due 2023. However, the underwriter may cease its market-making at any time without notice. In addition, any market-making activity will be subject to limits imposed by law. In addition, the liquidity of the trading market in the 4.75% Convertible Senior Notes due 2023, and the market price quoted for the 4.75% Convertible Senior Notes due 2023, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally, as well as, among other things, the prevailing interest rates. In addition, historically, the market for convertible debt has been subject to disruptions that have caused volatility in prices. It is possible that the market for the 4.75% Convertible Senior Notes due 2023 will be subject to disruptions that may have a negative effect on the holders of the 4.75% Convertible Senior Notes due 2023, regardless of our prospects or financial performance. As a result, we cannot assure holders or potential purchasers that an active trading market will develop for the 4.75% Convertible Senior Notes due 2023. If an active trading market does not develop or is not maintained, the market price and liquidity of the 4.75% Convertible Senior Notes due 2023 may be adversely affected. In that case holders may not be able to sell their 4.75% Convertible Senior Notes due 2023 at a particular time or may not be able to sell 4.75% Convertible Senior Notes due 2023 at a favorable price. Moreover, even if holders are able to sell their 4.75% Convertible Senior Notes due 2023, they may not receive a favorable price for their 4.75% Convertible Senior Notes due 2023.

Any adverse rating of the 4.75% Convertible Senior Notes due 2023 may negatively affect the trading price and liquidity of the 4.75% Convertible Senior Notes due 2023 and the price of our common stock.

We do not intend to seek a rating on the 4.75% Convertible Senior Notes due 2023. However, if a rating service were to rate the March 2023 Convertible Senior Notes and if such rating service were to assign the 4.75% Convertible Senior Notes due 2023 a rating lower than the rating expected by investors or were to lower its rating on the 4.75% Convertible Senior Notes due 2023 below the rating initially assigned to the 4.75% Convertible Senior Notes due 2023 or otherwise announce its intention to put the 4.75% Convertible Senior Notes due 2023 on credit watch, the trading price or liquidity of the 4.75% Convertible Senior Notes due 2023 and the price of our common stock could decline.

Holders of the 4.75% Convertible Senior Notes due 2023 may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the 4.75% Convertible Senior Notes due 2023, even though such holders do not receive a corresponding cash distribution.

The conversion rate of the 4.75% Convertible Senior Notes due 2023 is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, holders of the 4.75% Convertible Senior Notes due 2023 may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a 4.75% Convertible Senior Notes due 2023 holder’s proportionate interest in us could be treated as a deemed taxable dividend to such holder. If a make-whole adjustment event occurs on or prior to the business day immediately preceding the stated maturity date of the 4.75% Convertible Senior Notes due 2023, under some circumstances, we will increase the conversion rate for the 4.75% Convertible Senior Notes due 2023 converted in connection with the make-whole adjustment event. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. In addition, if a holder is a Non-U.S. Holder, such holder may be subject to U.S. federal withholding tax in connection with such a deemed distribution. If withholding tax is paid on a noteholder’s behalf as a result of an adjustment to the conversion rate of the 4.75% Convertible Senior Notes due 2023, the withholding agent may offset such payments against payments of cash and common stock on the 4.75% Convertible Senior Notes due 2023. Refer to the prospectus supplement related to the offering of the 4.75% Convertible Senior Notes due 2023, dated March 22, 2018, for more information.

Conversions of the 4.75% Convertible Senior Notes due 2023 will dilute the ownership interest of our existing stockholders, including holders who had previously converted their 4.75% Convertible Senior Notes due 2023.

The conversion of some or all of the 4.75% Convertible Senior Notes due 2023 will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 4.75% Convertible Senior Notes due 2023 may encourage short selling by market participants because the conversion of the 4.75% Convertible Senior Notes due 2023 could depress the price of our common stock.

Holders of the 4.75% Convertible Senior Notes due 2023 may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the 4.75% Convertible Senior Notes due 2023 even though such holders do not receive a corresponding cash distribution.

The conversion rate of the 4.75% Convertible Senior Notes due 2023 is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a cash dividend paid to our common stockholders, holders of the 4.75% Convertible Senior Notes due 2023 may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a holder’s proportionate interest in us could be treated as a deemed taxable dividend to such holder of the 4.75% Convertible Senior Notes due 2023. If a make-whole fundamental change occurs prior to the maturity date, under some circumstances, we will increase the conversion rate for the 4.75% Convertible Senior Notes due 2023 converted in connection with the make-whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. Refer to the prospectus supplement related to the offering of the 4.75% Convertible Senior Notes due 2023, dated March 22, 2018, for more information.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law and significantly changes the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to

30% of adjusted earnings (except for certain small businesses), limitation of the deduction or net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Our U.S. federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this Tax Act on holders of the 5.25% Convertible Senior Notes due 2018, the 4.75% Convertible Senior Notes due 2023 or our common stock is also uncertain and could be adverse. This quarterly report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect us or holders of our outstanding convertible notes or common stock. We urge such holders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our convertible notes and common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not engage in any sales of unregistered securities during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2018 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
January 1 through January 31, 2018	—		—	$5,066,123
February 1 through February 28, 2018	179,807	$6.90	179,807	3,825,455
March 1 through March 31, 2018(3)	—		—	3,825,455
Total	179,807		179,807

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which we may repurchase shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended March 31, 2018, we repurchased 179,807 shares of our common stock for approximately $1.2 million under the Share Repurchase Program.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)	Subsequent to period-end, through May 9, 2018, we did not repurchase any additional shares of our common stock pursuant to the Share Repurchase Program.

(4)
On May 3, 2018, the Company’s board of directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of the Company’s common stock. This additional $5.0 million allocation is not included in the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program as of March 31, 2018. As of May 9, 2018, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $8.8 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	First Supplemental Indenture, dated March 28, 2018, relating to the 4.75% Convertible Senior Notes due 2023, by and between the Registrant and the U.S. Bank National Association, as trustee(3)
4.2	Form of 4.75% Convertible Senior Note due 2023(4)
10.1	First Amendment and Consent to Loan and Security Agreement between the Registrant and Western Alliance Bank dated March 22, 2018(3)
11.1	Statement re Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
__________________

(1)
Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.

(3)
Previously filed in connection with Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191307) filed on March 28, 2018, and incorporated by reference herein.

(4)
Included as part of Exhibit d.6 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191307) filed on March 28, 2018, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: May 10, 2018	By:	/s/ Mark D. Klein
Mark D. Klein Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ William Tanona
William Tanona President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)