Form 10-Q
period 2018-06-30
GSV Capital Corp.
filed 2018-08-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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

The issuer had 20,520,290 shares of common stock, $0.01 par value per share, outstanding as of August 8, 2018.

GSV CAPITAL CORP.

i

PART I
Item 1. Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $115,469,512 and $137,526,726, respectively)	$178,256,152	$179,908,234
Non-controlled/affiliate investments (cost of $42,212,967 and $41,886,312, respectively)	8,170,787	16,473,098
Controlled investments (cost of $22,568,505 and $23,161,314, respectively)	29,839,622	24,207,161
Total Portfolio Investments	216,266,561	220,588,493
Investments in U.S. Treasury bills (cost of $99,973,483 and $99,985,833, respectively)	99,986,200	99,994,000
Total Investments (cost of $280,224,467 and $302,560,185, respectively)	316,252,761	320,582,493
Cash	93,485,576	59,838,600
Due from controlled investments	—	840
Escrow proceeds receivable	1,660,279	603,456
Interest and dividends receivable	285,783	35,141
Prepaid expenses and other assets	88,232	208,983
Deferred financing costs	52,917	413,023
Total Assets	411,825,548	381,682,536
LIABILITIES
Due to GSV Asset Management(1)	233,005	231,697
Accounts payable and accrued expenses	559,537	458,203
Accrued incentive fees, net of waiver of incentive fees(1)	8,337,504	9,278,085
Accrued management fees, net of waiver of management fees(1)	316,888	424,447
Accrued interest payable	1,268,750	1,056,563
Payable for securities purchased	89,615,630	89,485,825
Deferred tax liability	6,247,915	7,602,301
5.25% Convertible Senior Notes due September 15, 2018(2)	49,849,273	68,382,549
4.75% Convertible Senior Notes due March 28, 2023(2)	38,248,433	—
Total Liabilities	194,676,935	176,919,670
Commitments and contingencies (Notes 7 and 10)
Net Assets	$217,148,613	$204,762,866
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 20,750,913 and 21,246,345 issued and outstanding, respectively)	$207,509	$212,463
Paid-in capital in excess of par	199,178,414	202,584,012
Accumulated net investment loss	(14,003,040)	(8,593,717)
Accumulated net realized gains on investments	2,328,862	140,100
Accumulated net unrealized appreciation of investments	29,436,868	10,420,008
Net Assets	$217,148,613	$204,762,866
Net Asset Value Per Share	$10.46	$9.64
See accompanying notes to condensed consolidated financial statements.
____________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of June 30, 2018 and December 31, 2017, the 5.25% Convertible Senior Notes due September 15, 2018 had a face value of $49,982,000 and $69,000,000, respectively. As of June 30, 2018 and December 31, 2017, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000 and $0, respectively. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$8,932	$8,434	$10,612	$16,807
Other income	—	73,096	—	73,096
Non-controlled/affiliate investments:
Interest income	221,813	96,695	455,895	192,372
Controlled investments:
Interest income	11,328	67,368	24,901	126,777
Dividend income	350,000	125,000	350,000	300,000
Total Investment Income	592,073	370,593	841,408	709,052
OPERATING EXPENSES
Management fees(1)	1,286,066	1,359,180	2,609,642	2,813,600
Incentive fees(1)	2,588,085	2,430,825	4,059,419	4,148,133
Costs incurred under Administration Agreement(1)	397,113	449,110	821,258	980,594
Directors’ fees	86,250	73,063	172,500	155,980
Professional fees	326,798	702,808	666,696	964,998
Interest expense	1,473,695	1,155,060	2,613,758	2,281,833
Income tax expense	26,229	45,690	148,499	46,490
Other expenses	160,036	207,716	649,306	360,297
Total Operating Expenses	6,344,272	6,423,452	11,741,078	11,751,925
Management fee waiver(1)	(335,403)	(169,898)	(490,347)	(351,700)
Incentive fee waiver(1)	—	—	(5,000,000)	—
Total operating expenses, net of waiver of management and incentive fees	6,008,869	6,253,554	6,250,731	11,400,225
Net Investment Loss	(5,416,796)	(5,882,961)	(5,409,323)	(10,691,173)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	3,363,333	4,003	2,587,288	(22,781,750)
Controlled investments	—	(675,495)	(680)	(2,578,909)
Net Realized Gains/(Losses) on Investments	3,363,333	(671,492)	2,586,608	(25,360,659)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	(397,846)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	10,555,021	15,403,432	20,409,685	45,564,382
Non-controlled/affiliate investments	(952,635)	(1,687,511)	(8,628,965)	(260,843)
Controlled investments	270,209	(963,393)	6,225,269	729,254
Net Change in Unrealized Appreciation/(Depreciation) of Investments	9,872,595	12,752,528	18,005,989	46,032,793
Benefit from taxes on unrealized depreciation of investments	1,010,871	—	1,010,871	—
Net Increase in Net Assets Resulting from Operations	$8,830,003	$6,198,075	$15,796,299	$9,980,961
Net Increase in Net Assets Resulting from Operations per Common Share:
Basic	$0.42	$0.28	$0.75	$0.45
Diluted(2)	$0.35	$0.26	$0.66	$0.44
Weighted-Average Common Shares Outstanding
Basic	20,968,850	22,181,003	21,059,254	22,181,003
Diluted(2)	28,866,674	27,932,818	27,796,112	27,932,818

See accompanying notes to condensed consolidated financial statements.

_____________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
For the three and six months ended June 30, 2018 and 2017, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Change in Net Assets Resulting from Operations
Net investment loss	$(5,409,323)	$(10,691,173)
Net realized gains/(losses) on investments	2,586,608	(25,360,659)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—
Net change in unrealized appreciation of investments	18,005,989	46,032,793
Benefit from taxes on unrealized depreciation of investments	1,010,871	—
Net Increase in Net Assets Resulting from Operations	15,796,299	9,980,961
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(3,410,552)	—
Net Decrease in Net Assets Resulting from Capital Transactions	(3,410,552)	—
Total Increase in Net Assets	12,385,747	9,980,961
Net assets at beginning of year	204,762,866	192,128,810
Net Assets at End of Period	$217,148,613	$202,109,771
Capital Share Activity
Shares outstanding at beginning of year	21,246,345	22,181,003
Shares issued	—	—
Shares repurchased	(495,432)	—
Shares Outstanding at End of Period	20,750,913	22,181,003

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$15,796,299	$9,980,961
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gains)/losses on investments	(2,586,608)	25,360,659
Net change in unrealized (appreciation)/depreciation of investments	(18,005,989)	(46,032,793)
Deferred tax liability	(1,354,386)	—
Amortization of discount on 5.25% Convertible Senior Notes due 2018	359,444	430,633
Amortization of discount on 4.75% Convertible Senior Notes due 2023	95,051	—
Amortization of deferred financing costs	41,172	6,824
Write-off of deferred offering costs	325,248	—
Amortization of fixed income security premiums and discounts	(12,017)	(73,873)
Paid-in-kind-interest	(209,453)	52,483
Purchases of investments in:
Portfolio investments	(209,656)	(280)
U.S. Treasury bills	(199,943,927)	(160,054,378)
Proceeds from sales or maturity of investments in:
Portfolio investments	25,297,380	—
U.S. Treasury bills	200,000,000	90,000,000
Change in operating assets and liabilities:
Due from controlled investments	840	—
Prepaid expenses and other assets	120,751	141,386
Interest and dividends receivable	(250,642)	(244,154)
Escrow proceeds receivable	(1,056,823)	—
Due to GSV Asset Management(1)	1,308	(74,218)
Payable for securities purchased	129,805	62,985,140
Accounts payable and accrued expenses	101,334	(92,553)
Accrued incentive fees(1)	(940,581)	4,148,133
Accrued management fees(1)	(107,559)	(127,626)
Accrued interest payable	212,187	5,166
Net Cash Provided by/(Used in) Operating Activities	17,803,179	(13,588,490)
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	40,000,000	—
Deferred debt issuance costs	(1,846,620)	—
Repurchases of common stock	(3,410,552)	—
Repurchase of 5.25% Convertible Senior Notes due 2018	(19,290,565)	—
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	397,846	—
Borrowings under credit facility	—	8,000,000
Deferred credit facility costs	—	(100,313)
Deferred offering costs	(6,312)	(41,261)
Net Cash Provided by Financing Activities	15,843,797	7,858,426
Total Increase/(Decrease) in Cash Balance	33,646,976	(5,730,064)
Cash Balance at Beginning of Year	59,838,600	8,332,634
Cash Balance at End of Period	$93,485,576	$2,602,570
Supplemental Information:
Interest paid	$1,891,542	$1,832,654
Taxes paid	$492,014	$46,490

See accompanying notes to condensed consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2018

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Spotify Technology S.A.**	Stockholm, Sweden
Common shares(3)(7)	On-Demand Music Streaming	235,360	$10,002,084	$39,596,966	18.23%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5,773,690	16,189,935	35,495,295	16.35%
Dropbox, Inc.**	San Francisco, CA
Common shares(3)(8)	Cloud Computing Services	874,990	13,656,926	25,530,458	11.76%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	2,961,399	14,519,519	18,360,674	8.46%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	128,563	2,503,585	5,694,949	2.62%
Preferred shares, Series D		176,266	1,792,749	7,808,046	3.60%
Total			4,296,334	13,502,995	6.22%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	2,145,509	5,000,001	11,298,854	5.20%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D	E-Transcript Exchange	3,200,512	4,000,982	5,867,338	2.70%
DreamBox Learning, Inc.	Bellevue, WA
Preferred shares, Series A-1	Education Technology	7,159,221	1,502,362	3,789,912	1.75%
Preferred shares, Series A		3,579,610	758,017	1,894,956	0.87%
Total			2,260,379	5,684,868	2.62%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	707,991	2,506,119	4,800,172	2.21%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	1,681,520	4,000,280	3,438,514	1.58%
Preferred shares, Series A		879,198	1,002,440	1,035,035	0.48%
Total			5,002,720	4,473,549	2.06%
SugarCRM, Inc.(13)	Cupertino, CA
Preferred shares, Series E	Customer Relationship Manager	373,134	1,500,723	1,813,267	0.84%
Common shares		1,524,799	5,477,236	1,265,583	0.58%
Total			6,977,959	3,078,850	1.42%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	375,985	4,999,999	3,061,682	1.41%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	1,771,653	2,259,716	2,249,999	1.04%
Common shares(14)		770,934	123,987	123,349	0.06%
Total			2,383,703	2,373,348	1.10%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	1,799,047	2,000,601	2,000,001	0.92%
Lytro, Inc.(12)	Mountain View, CA
Preferred shares, Series D	Light Field Imaging Platform	159,160	502,142	46,427	0.02%
Preferred shares, Series C-1		3,378,379	10,001,216	928,544	0.43%
Total			10,503,358	974,971	0.45%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A	Computer Software	534,162	309,310	791,361	0.36%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
June 30, 2018

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	540,270	1,001,815	778,311	0.36%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	436,219	1,436,404	586,459	0.27%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	517,917	6,150,506	—	—%
Promissory Note 1.47% Due 11/9/2021(4)		2,270,458	2,270,858	—	—%
Total			8,421,364	—	—%

Total Non-controlled/Non-affiliate			$115,469,512	$178,256,152	82.09%

NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 10/31/2018(11)	Digital Media Platform	$2,102,384	2,083,754	3,153,247	1.45%
Preferred shares, Series B		922,509	4,999,999	1,289,491	0.59%
Preferred shares, Series A		1,090,909	3,000,200	773,475	0.36%
Preferred shares, Series Seed		500,000	500,000	128,912	0.06%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(11)		34,483	30,647	—	—%
Total			10,614,600	5,345,125	2.46%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	Corporate Education	$1,259,712	1,259,712	1,259,712	0.58%
Convertible preferred shares, Series D		169,033	778,607	848,421	0.39%
Convertible preferred shares, Series C		615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 8/1/2018(9)		16,903	—	8,282	0.00%
Total			4,044,396	2,116,415	0.97%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	378,788	501,360	250,000	0.12%
Preferred shares, Series A		494,365	500,801	250,000	0.12%
Total			1,002,161	500,000	0.24%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	318,979	2,000,447	190,267	0.09%
Preferred shares, Series B		49,505	217,206	18,980	0.01%
Total			2,217,653	209,247	0.10%
Curious.com, Inc.	Menlo Park, CA
Common shares(16)	Online Education	3,407,834	12,000,006	—	—%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 12% Due 4/30/2018(4)(10)	Social Cognitive Learning	$2,327,727	2,334,152	—	—%
Preferred shares, Series A		10,716,390	9,999,999	—	—%
Total			12,334,151	—	—%

Total Non-controlled/Affiliate			$42,212,967	$8,170,787	3.76%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
June 30, 2018

Portfolio Investments*	Headquarters/ Industry	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C	Interactive Learning	2,779,134	4,000,787	8,725,635	4.02%
Preferred shares, Series B		3,279,629	2,019,687	6,000,048	2.76%
Preferred shares, Series A		366,666	110,000	623,474	0.29%
Total			6,130,474	15,349,157	7.07%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Redwood City, CA
Convertible Promissory Note 8% Due 7/31/2018***(15)	Global Innovation Platform	$560,199	564,079	560,199	0.26%
Preferred shares, Series A-4		3,720,424	4,904,498	8,130,273	3.74%
Preferred shares, Series A-3		1,561,625	2,005,730	2,843,860	1.31%
Preferred shares, Series A-2		450,001	605,500	491,694	0.23%
Preferred shares, Series A-1		1,000,000	1,021,778	819,491	0.38%
Common shares		200,000	1,000	—	—%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2019		187,500	—	105,000	0.05%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2019		500,000	—	470,000	0.22%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		250,000	74,380	267,500	0.12%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		100,000	29,275	9,000	0.00%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		125,000	70,379	11,250	0.00%
Total			9,276,619	13,708,267	6.31%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***(17)	Clean Technology	14,300,000	7,151,412	782,198	0.36%
Common shares		100,000	10,000	—	—%
Total			7,161,412	782,198	0.36%

Total Controlled			$22,568,505	$29,839,622	13.74%

Total Portfolio Investments			$180,250,984	$216,266,561	99.59%

U.S. Treasury
U.S. Treasury bills, 0%, due 7/5/2018***(3)		$100,000,000	99,973,483	99,986,200	46.05%

TOTAL INVESTMENTS			$280,224,467	$316,252,761	145.64%

See accompanying notes to condensed consolidated financial statements.
__________________________________________

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total investments as of June 30, 2018, 20.59% of its total investments are non-qualifying assets.

***	Investment is income-producing.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
June 30, 2018

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

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs.

(4)	As of June 30, 2018, the investments noted had been placed on non-accrual status.

(5)	GSV Capital Corp.’s investments in StormWind, LLC are held through GSV Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note (November 26, 2018).

(7)
On March 14, 2018, as disclosed in its Amendment No. 1 to its Form F-1 Registration Statement filed in connection with its direct listing, Spotify Technology S.A. effectuated a 40:1 stock split of its ordinary shares, beneficiary certificates and any other of its outstanding securities. On April 3, 2018, Spotify Technology S.A., registered for resale up to 55,731,480 ordinary shares by the registered shareholders in a direct listing. GSV Capital Corp.'s common shares of Spotify Technology S.A. are considered unrestricted as they are not subject to restriction upon sale.

(8)
On March 7, 2018, as disclosed in its Amendment No. 1 to its Form S-1 Registration Statement filed in connection with its initial public offering, Dropbox, Inc. effectuated a 1:1.5 reverse stock split of its capital stock. On March 23, 2018, Dropbox, Inc. priced its initial public offering for 26,822,409 Class A common shares at a price of $21.00 per share. Dropbox, Inc., also registered for resale up to 9,177,591 Class A common shares by the registered shareholders. At June 30, 2018, GSV Capital Corp. valued Dropbox, Inc. based on its June 30, 2018 closing price, less a 10% liquidity discount, as the Company's shares of common stock in Dropbox, Inc. are restricted until September 19, 2018.

(9)
On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018. On July 31, 2018, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp.'s Series D warrants until November 26, 2018.

(10)
The maturity date of the convertible promissory note to Declara, Inc. was extended an additional three months to April 30, 2018. On January 31, 2018 the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual). On January 31, 2018 the convertible promissory note to Declara Inc. was placed on non-accrual status. On April 30, 2018, the Company deemed this investment to be in default based on Declara Inc.'s financial position.

(11)
During the period, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for 34,483 shares of Ozy Media Inc.'s common stock.

(12)
On March 27, 2018, Lytro, Inc. announced that it was preparing to wind down the company over an unspecified period of time. The fair value of GSV Capital Corp.'s investment in Lytro, Inc as of June 30, 2018 is equal to the amount GSV Capital Corp. expects to recover as a result of the wind down.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
June 30, 2018

(13)
On June 14, 2018, SugarCRM, Inc. entered into an agreement to be purchased by AKKR Candy Holdings, Inc. The fair value of GSV Capital Corp.'s investment in SugarCRM, Inc. as of June 30, 2018 is equal to the amount GSV Capital Corp. expects to recover as a result of the transaction.

(14)	On June 15, 2018 GSV Capital Corp. exercised its 770,934 warrants to purchase shares of SharePost, Inc.'s common stock, with a $0.13 strike price.

(15)
Effective July 31, 2018, GSV Capital Corp agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the new note.

(16)
On June 8, 2018, Curious.com, Inc. completed a recapitalization and issued new Series C preferred shares. In connection with the offering, GSV Capital Corp.'s 3,407,834 Series B preferred shares were converted into common shares.

(17)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the six months ended June 30, 2018, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $350,000 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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
June 30, 2018

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

The table below displays all the Company’s subsidiaries as of June 30, 2018, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
June 30, 2018

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

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" and "Risk Factors” in this quarterly report on Form 10-Q and "Risk Factors" in Part I, Item 1A of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2017 for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

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
June 30, 2018

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the measurement period in which the reclassifications occur. Refer to “Levelling Policy” below for a detailed discussion of the levelling of the Company’s financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

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
June 30, 2018

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
June 30, 2018

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2018 and December 31, 2017, for details regarding the nature and composition of the Company’s investment portfolio.

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
June 30, 2018

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

Escrow Proceeds Receivable

During 2017, the Company completed the sale of its investment in JAMF Holdings, Inc. During the three months ended June 30, 2018, the Company completed the sale of its investment in General Assembly Space, Inc. A portion of the proceeds from the sale of these portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transaction reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At June 30, 2018 and December 31, 2017, the Company had $1,660,279 and $603,456, respectively, in escrow proceeds receivable. During the six months ended June 30, 2018, the Company received the remainder of escrow proceeds receivable from the sale of Strategic Data Command, LLC in 2017.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of June 30, 2018, and December 31, 2017, the Company had deferred financing costs of $52,917 and $413,023, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2018	December 31, 2017
Deferred credit facility costs	$52,917	$51,636
Deferred offering costs	—	361,387
Deferred Financing Costs	$52,917	$413,023

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At June 30, 2018 and December 31, 2017, the Company had no escrow deposits.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU 2017-13 which addressed the application of ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as it relates to adoption period for entities not otherwise required to adopt the new revenue recognition standard, but whose financial statements or financial information are included in another entity’s filing with the Securities and Exchange Commission (the "SEC"). ASU 2014-9, issued by FASB in May 2014, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company adopted the ASU on January 1, 2018, which did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 3—RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Investment Advisory Agreement”). Under the terms of the agreement, GSV Asset Management is paid a quarterly management fee and an annual incentive fee. GSV Asset Management is controlled by Michael Moe, the Chairman of the Company’s board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Investment Advisory Agreement. Mr. Moe serves as the principal of GSV Asset Management and manages the business and internal affairs of GSV Asset Management. Mark Klein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, or entities with which he is affiliated, receives consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Management Fees

Under the terms of the Investment Advisory Agreement, GSV Asset Management is paid a base management fee of 2.00% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. During the month of January 2018, pursuant to a voluntary waiver by GSV Asset Management, the Company paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.00% base management fee payable under the Investment Advisory Agreement. On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets, as further described below. The waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

GSV Asset Management earned $1,286,066 and $2,609,642 in management fees for the three and six months ended June 30, 2018, respectively, and waived $335,403 and $490,347 in management fees for the three and six months ended June 30, 2018, respectively. GSV Asset Management earned $1,359,180 and $2,813,600 in management fees for the three and six months ended June 30, 2017, respectively, and waived $169,898 and $351,700 in management fees for the three and six months ended June 30, 2017, respectively.

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

The Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2018 and December 31, 2017. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three and six months ended June 30, 2018, the Company accrued incentive fees of $2,588,085 and $4,059,419, respectively. Pursuant to the Waiver Agreement, on February 2, 2018, GSV Asset Management forfeited $5.0 million of the then accrued incentive fees. For the three and six months ended June 30, 2017, the Company accrued incentive fees of $2,430,825 and $4,148,133, respectively. As of three months ended June 30, 2018, the Company's accrued incentive fee balance due GSV Asset Management was $8,337,504, net of the Waiver Agreement.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

Pursuant to the Waiver Agreement, in addition to the “hurdle” feature in the incentive fee, GSV Asset Management has agreed to additional conditions on its ability to receive an incentive fee. Specifically, the Waiver Agreement provides that an incentive fee earned by GSV Asset Management under the Investment Advisory Agreement will be payable to GSV Asset Management only if, at the time that such incentive fee becomes payable under the Investment Advisory Agreement, both the Company’s stock price and its last reported net asset value per share are equal to or greater than $12.55 (the “High-Water Mark”). The High-Water Mark is based upon the volume weighted average price (VWAP) of all the Company’s equity offerings since its initial public offering, less the dollar amount of all dividends paid by the Company since inception. Upon such time that the High-Water Mark is achieved, and GSV Asset Management is paid an incentive fee, a new High-Water Mark will be established. Each new High-Water Mark will be equal to the most recent High-Water Mark, plus 10%. Any High-Water Mark then in effect will be adjusted to reflect any dividends paid by the Company or any stock split effected by the Company.

For the avoidance of doubt, after the effective date of the Waiver Agreement, under no circumstances will the aggregate fees earned by GSV Asset Management in any quarterly period be higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.

As of each of June 30, 2018 and December 31, 2017, there were no receivables owed to the Company by GSV Asset Management.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Principal Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $397,113 and $821,258 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2018, respectively. There were $449,110 and $980,594 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2017, respectively.

Due to GSV Asset Management

GSV Asset Management wholly owns and controls GSV Capital Service Company, which is a disregarded entity for tax purposes. As of each of June 30, 2018 and December 31, 2017, the Company owed GSV Asset Management $233,005 and $231,697, respectively, primarily for the reimbursement of overhead allocation expenses and travel expenses, pursuant to the Administration Agreement.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the Chairman of the Company’s board of directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s former President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of June 30, 2018, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $13,708,267 and $4,473,549, respectively.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of August 8, 2018, GSV Asset Management also manages Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”), GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”), and GSV@LT, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Lyft, Inc. (the “GSV@LT Fund”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV@LT Fund.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. At June 30, 2018, the Company had 58 positions in 28 portfolio companies. At December 31, 2017, the Company had 63 positions in 31 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$43,895,194	$42,270,859	19.5%	$53,413,686	$86,824,096	42.4%
Preferred Stock	103,979,544	103,024,088	47.4%	134,145,680	120,253,822	58.7%
Debt Investments	8,512,555	4,973,158	2.3%	8,809,356	4,916,578	2.4%
Warrants	204,681	871,032	0.4%	197,162	433,997	0.2%
Private Portfolio Companies	156,591,974	151,139,137	69.6%	196,565,884	212,428,493	103.7%
Publicly Traded Portfolio Companies
Common Stock	23,659,010	65,127,424	30.0%	6,008,468	8,160,000	4.0%
Total Portfolio Investments	180,250,984	216,266,561	99.6%	202,574,352	220,588,493	107.7%
Non-Portfolio Investments
U.S. Treasury bill	99,973,483	99,986,200	46.0%	99,985,833	99,994,000	48.8%
Total Investments	$280,224,467	$316,252,761	145.6%	$302,560,185	$320,582,493	156.5%

The industrial and geographic compositions of the Company’s portfolio at fair value as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$65,030,349	30.1%	30.0%	$90,658,640	41.1%	44.3%
Big Data/Cloud	64,104,603	29.6%	29.5%	57,678,330	26.1%	28.2%
Social/Mobile	46,503,521	21.5%	21.4%	38,528,143	17.5%	18.8%
Marketplaces	39,845,890	18.4%	18.3%	32,653,518	14.8%	15.9%
Sustainability	782,198	0.4%	0.4%	1,069,862	0.5%	0.5%
Total	$216,266,561	100.0%	99.6%	$220,588,493	100.0%	107.7%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

	As of June 30, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$170,905,039	79.0%	78.7%	$165,871,083	75.2%	81.0%
Mid-west	586,459	0.3%	0.3%	593,702	0.3%	0.3%
Northeast	5,178,097	2.4%	2.4%	23,394,640	10.6%	11.4%
International	39,596,966	18.3%	18.2%	30,729,068	13.9%	15.0%
Total	$216,266,561	100.0%	99.6%	$220,588,493	100.0%	107.7%

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Education Technology	Business Education
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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2018 and December 31, 2017 are as follows:

	As of June 30, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$42,270,859	$42,270,859
Preferred Stock	—	—	103,024,088	103,024,088
Debt Investments	—	—	4,973,158	4,973,158
Warrants	—	—	871,032	871,032
Private Portfolio Companies	—	—	151,139,137	151,139,137
Publicly Traded Portfolio Companies
Common Stock	39,596,966	25,530,458	—	65,127,424
Total Portfolio Investments	39,596,966	25,530,458	151,139,137	216,266,561
Non-Portfolio Investments
U.S. Treasury bills	99,986,200	—	—	99,986,200
Total Investments at Fair Value	$139,583,166	$25,530,458	$151,139,137	$316,252,761

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$86,824,096	$86,824,096
Preferred Stock	—	—	120,253,822	120,253,822
Debt Investments	—	—	4,916,578	4,916,578
Warrants	—	—	433,997	433,997
Private Portfolio Companies	—	—	212,428,493	212,428,493
Publicly Traded Portfolio Companies
Common Stock	8,160,000	—	—	8,160,000
Total Portfolio Investments	8,160,000	—	212,428,493	220,588,493
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$108,154,000	$—	$212,428,493	$320,582,493

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2018 and December 31, 2017. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of June 30, 2018

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$42,270,859	Market approach	Precedent transactions	N/A
			Revenue multiples	1.42x - 2.02x (1.98x)
			Liquidation value	N/A
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$103,024,088	Market approach	Precedent transactions	2.6x (2.6x)
			Revenue multiples	1.52x - 5.41x (3.59x)
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
		PWERM	Revenue multiples	1.66x - 5.73x (3.46x)
Debt investments	$4,973,158	Market approach	Revenue multiples	1.42x - 2.32x (1.92x)
		PWERM	Revenue multiples	3.30x - 5.73x (3.42x)
			Liquidation value	N/A
Warrants	$871,032	Option pricing model	Term to expiration (Years)	0.1-3.0 (1.9)
			Volatility	33.1%-38.6% (36.8%)

________________________

(1)
As of June 30, 2018, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

________________________

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2018 as follows:

	Six Months Ended June 30, 2018
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2017	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Transfers out of Level 3(1)	(41,707,506)	(7,734,804)	—	—	(49,442,310)
Purchases, capitalized fees and interest	102,294	2,177	283,991	30,647	419,109
Sales/Maturity of investments(2)	(4,785,659)	(10,470,159)	(592,129)	—	(15,847,947)
Exercises and conversions(1)	5,537,205	(5,514,077)	—	(23,128)	—
Amortization of fixed income security premiums and discounts	—	—	12,017	—	12,017
Realized gains/(losses)	1,784,975	(2,682,375)	(680)	—	(898,080)
Net change in unrealized appreciation/(depreciation) included in earnings	(5,484,546)	9,169,504	353,381	429,516	4,467,855
Fair Value as of June 30, 2018	$42,270,859	$103,024,088	$4,973,158	$871,032	$151,139,137
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2018	$(3,552,704)	$6,997,587	$352,701	$452,644	$4,250,228
________________________

(1)	During the six months ended June 30, 2018, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Dropbox, Inc.	Preferred shares, Series A-1 & Common shares	Public Common Shares (Level 2)
Spotify Technology S.A.	Common shares	Public Common Shares (Level 1)
Curious.com, Inc.	Preferred shares, Series B	Common shares

(2)	Sales of investments includes escrow proceeds receivable of approximately $1.5 million from the sale of the Company’s investments in General Assembly Space, Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2018 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 8% Due 7/31/2018***(10)	$560,199	$22,532	$560,199	$—	$—	$—	$—	$560,199	0.26%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 1/15/2018***(8)	$—	2,369	592,129	—	(592,129)	(680)	680	—	—%
Total Global Innovation Platform		24,901	1,152,328	—	(592,129)	(680)	680	560,199	0.26%
Total Debt Investments		$24,901	$1,152,328	$—	$(592,129)	$(680)	$680	$560,199	0.26%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(12)	14,300,000	$350,000	$1,069,862	$—	$—	$—	$(287,664)	$782,198	0.36%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	5,390,842	—	—	—	2,739,431	8,130,273	3.74%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,885,644	—	—	—	958,216	2,843,860	1.31%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	326,022	—	—	—	165,672	491,694	0.23%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	543,370	—	—	—	276,121	819,491	0.38%
Total Global Innovation Platform		—	8,145,878	—	—	—	4,139,440	12,285,318	5.66%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Percentage of Net Assets
Interactive Learning
StormWind, LLC–Preferred shares, Series C(3)	2,779,134	—	7,223,904	—	—	—	1,501,731	8,725,635	4.02%
StormWind, LLC–Preferred shares, Series B(3)	3,279,629	—	5,804,472	—	—	—	195,576	6,000,048	2.76%
StormWind, LLC–Preferred shares, Series A(3)	366,666	—	425,342	—	—	—	198,132	623,474	0.29%
Total Interactive Learning		—	13,453,718	—	—	—	1,895,439	15,349,157	7.07%
Total Preferred Stock		$350,000	$22,669,458	$—	$—	$—	$5,747,215	$28,416,673	13.09%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2019	187,500	$—	$1,875	$—	$—	$—	$103,125	$105,000	0.05%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2019	500,000	—	160,000	—	—	—	310,000	470,000	0.22%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	102,500	—	—	—	165,000	267,500	0.12%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	41,000	—	—	—	(32,000)	9,000	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	80,000	—	—	—	(68,750)	11,250	0.01%
Total Global Innovation Platform		—	385,375	—	—	—	477,375	862,750	0.40%
Total Warrants		$—	$385,375	$—	$—	$—	$477,375	$862,750	0.40%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$374,901	$24,207,161	$—	$(592,129)	$(680)	$6,225,270	$29,839,622	13.74%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(4)	$1,259,712	$49,974	$1,259,712	$—	$—	$—	$—	$1,259,712	0.58%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 10/31/2018(7)	$2,102,384	196,469	1,067,639	114,401	(30,647)	—	2,001,854	3,153,247	1.45%
Ozy Media, Inc.–Promissory Note 10% Due 2/12/2018***(7)	$—	2,384	—	100,000	(100,000)	—	—	—	—%
Total Digital Media Platform		198,853	1,067,639	214,401	(130,647)	—	2,001,854	3,153,247	1.45%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018(6)(9)	$2,327,727	207,069	1,120,329	212,254	—	—	(1,332,583)	—	—%
Total Debt Investments		$455,896	$3,447,680	$426,655	$(130,647)	$—	$669,271	$4,412,959	2.03%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D	169,033	$—	$989,489	$—	$—	$—	$(141,068)	$848,421	0.39%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C	615,763	—	480,184	—	—	—	(480,184)	—	—%
Total Corporate Education		—	1,469,673	—	—	—	(621,252)	848,421	0.39%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A	10,716,390	—	382,678	—	—	—	(382,678)	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Percentage of Net Assets
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	500,000	—	—	—	(250,000)	250,000	0.12%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	581,917	—	—	—	(331,917)	250,000	0.12%
Total Education Media Platform		—	1,081,917	—	—	—	(581,917)	500,000	0.24%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	501,240	—	—	—	(310,973)	190,267	0.09%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	50,000	—	—	—	(31,020)	18,980	0.01%
Total Knowledge Networks		—	551,240	—	—	—	(341,993)	209,247	0.10%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B	922,509	—	2,367,022	—	—	—	(1,077,531)	1,289,491	0.59%
OzyMedia, Inc.–Preferred shares, Series A	1,090,909	—	1,419,810	—	—	—	(646,335)	773,475	0.36%
OzyMedia, Inc.–Preferred shares, Series Seed	500,000	—	236,635	—	—	—	(107,723)	128,912	0.06%
Total Digital Media Platform		—	4,023,467	—	—	—	(1,831,589)	2,191,878	1.01%
Total Preferred Stock		$—	$7,508,975	$—	$—	$—	$(3,759,429)	$3,749,546	1.73%
Warrants
Corporate Education
CUX, Inc. (d/b/a CorpU) -Preferred warrants, Series D, Strike Price $4.59, Expiration Date 8/1/2018(5)	16,903	$—	$2,366	$—	$—	$—	$5,916	$8,282	0.00%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(7)	34,483	—	—	30,647	—	—	(30,647)	—	—%
Total Warrants		$—	$2,366	$30,647	$—	$—	$(24,731)	$8,282	0.00%
Common Stock
Online Education
Curious.com, Inc.–Common shares(11)	3,407,834	$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
Total Common Stock		$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$455,896	$16,473,098	$457,302	$(130,647)	$—	$(8,628,966)	$8,170,787	3.76%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

____________________

*
All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

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

(5)
On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018. On July 31, 2018, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp.'s Series D warrants until November 26, 2018.

(6)
The maturity date of the convertible promissory note to Declara, Inc. was extended an additional three months to April 30, 2018. On January 31, 2018 the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual). On January 31, 2018 the convertible promissory note to Declara Inc. was placed on non-accrual status. On April 30, 2018, the Company deemed this investment to be in default based on Declara Inc.'s financial position.

(7)
During the period, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for 34,483 shares of Ozy Media Inc.'s common stock.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

(8)	On January 12, 2018, the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was repaid, with interest.

(9)	As of June 30, 2018, the investments noted had been placed on non-accrual status.

(10)
Effective July 31, 2018, GSV Capital Corp. agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the new note.

(11)
On June 8, 2018, Curious.com, Inc. completed a recapitalization and issued new Series C preferred shares. In connection with the offering, GSV Capital Corp.'s 3,407,834 Series B preferred shares were converted into common shares.

(12)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the six months ended June 30, 2018, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $350,000 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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
June 30, 2018

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
June 30, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Schedule of Investments In, and Advances to, Affiliates

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2016	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2017	Percentage of Net Assets
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A	10,716,390	—	4,786,654	—	—	—	(4,403,976)	382,678	0.19%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	500,000	—	—	—	—	500,000	0.24%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	588,294	—	—	—	(6,377)	581,917	0.28%
Total Education Media Platform		—	1,088,294	—	—	—	(6,377)	1,081,917	0.52%
Education Technology
Global Education Learning (Holdings) Ltd.–Preferred shares, Series A**(9)	—	—	—	—	—	(675,495)	675,495	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	1,999,998	—	—	—	(1,498,758)	501,240	0.24%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	223,763	—	—	—	(173,763)	50,000	0.02%
Total Knowledge Networks		—	2,223,761	—	—	—	(1,672,521)	551,240	0.26%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B	922,509	—	4,999,999	—	—	—	(2,632,977)	2,367,022	1.16%
OzyMedia, Inc.–Preferred shares, Series A	1,090,909	—	3,000,000	—	—	—	(1,580,190)	1,419,810	0.69%
OzyMedia, Inc.–Preferred shares, Series Seed	500,000	—	610,000	—	—	—	(373,365)	236,635	0.12%
Total Digital Media Platform		—	8,609,999	—	—	—	(4,586,532)	4,023,467	1.97%
Social Media
AlwaysOn, Inc.–Preferred shares, Series A-1(10)	—	—	—	—	—	(876,023)	876,023	—	—%
AlwaysOn, Inc.–Preferred shares, Series A(10)	—	—	—	—	—	(1,027,391)	1,027,391	—	—%
Total Social Media		—	—	—	—	(1,903,414)	1,903,414	—	—%
Total Preferred Stock		$—	$32,867,776	$119,299	$(3,000,000)	$(4,475,784)	$(12,488,239)	$13,023,052	6.36%
Common Stock
Big Data Consulting
Strategic Data Command, LLC–Common shares(7)	—	$—	$2,052,555	$1,000	$(2,514,651)	$1,524,374	$(1,063,278)	$—	—%
Globally-Focused Private School
Whittle Schools, LLC–Common shares(5)	—	—	1,500,000	59,649	(1,575,000)	(61,746)	77,097	—	—%
Total Common Stock		$—	$3,552,555	$60,649	$(4,089,651)	$1,462,628	$(986,181)	$—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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
June 30, 2018

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
June 30, 2018

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
June 30, 2018

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

During the three and six months ended June 30, 2018, the Company repurchased 315,625 and 495,432 shares, respectively, of the Company’s common stock pursuant to the Share Repurchase Program for an average share price of $6.87 and $6.88, respectively, or approximately $2.2 million and $3.4 million, respectively, in aggregate. As of June 30, 2018, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $6.7 million.

No new shares of the Company’s common stock were issued during the three and six months ended June 30, 2018.

NOTE 6—NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings per common share–basic:
Net increase in net assets resulting from operations	$8,830,003	$6,198,075	$15,796,299	$9,980,961
Weighted-average common shares–basic	20,968,850	22,181,003	21,059,254	22,181,003
Earnings per common share–basic	$0.42	$0.28	$0.75	$0.45
Earnings per common share–diluted:
Net increase in net assets resulting from operations	$8,830,003	$6,198,075	$15,796,299	$9,980,961
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018	821,585	1,122,020	1,872,253	2,241,884
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023	570,505	—	589,302	—
Net increase in net assets resulting from operations, as adjusted	$10,222,093	$7,320,095	$18,257,854	$12,222,845
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018	4,166,480	5,751,815	4,757,803	5,751,815
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023	3,731,344	—	1,979,055	—
Weighted-average common shares outstanding–diluted	28,866,674	27,932,818	27,796,112	27,932,818
Earnings per common share–diluted	$0.35	$0.26	$0.66	$0.44

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At June 30, 2018 and December 31, 2017, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
Per Basic Share Data	2018	2017	2018	2017
Net asset value at beginning of period	$9.99	$8.83	$9.64	$8.66
Net investment loss(1)	(0.26)	(0.27)	(0.26)	(0.48)
Net realized gain/(loss) on investments(1)	0.16	(0.03)	0.12	(1.14)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	—	(0.02)	—
Net change in unrealized appreciation/(depreciation) of investments(1)	0.47	0.57	0.86	2.08
Benefit from taxes on unrealized depreciation of investments(1)	0.05	—	0.05	—
Repurchase of common stock(1)	0.05	—	0.07	—
Net asset value at end of period	$10.46	$9.11	$10.46	$9.11
Per share market value at end of period	$6.86	$4.34	$6.86	$4.34
Total return based on market value(2)	(9.02)%	(3.13)%	25.87%	(13.72)%
Total return based on net asset value(2)	4.69%	3.17%	8.53%	5.20%
Shares outstanding at end of period	20,750,913	22,181,003	20,750,913	22,181,003
Ratios/Supplemental Data:
Net assets at end of period	$217,148,613	$202,109,771	$217,148,613	$202,109,771
Average net assets	$210,027,033	$196,335,041	$207,058,773	$193,899,415
Ratio of gross operating expenses to average net assets(3)	12.25%	13.12%	11.15%	12.22%
Ratio of incentive fee waiver to average net assets(3)	—%	—%	(2.41)%	—%
Ratio of management fee waiver to average net assets(3)	(0.65)%	(0.34)%	(0.48)%	(0.36)%
Ratio of net operating expenses to average net assets(3)	11.60%	12.78%	8.26%	11.86%
Ratio of net investment loss to average net assets(3)	(10.46)%	(12.02)%	(5.30)%	(11.12)%
Portfolio Turnover Ratio	0.05%	—%	0.10%	—%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses, including the $5.0 million accrued incentive fee forfeiture pursuant to the Waiver Agreement, are not annualized. For the three and six months ended June 30, 2018, the Company excluded $0 and $352,667 of non-recurring expenses, respectively and did

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

not annualize the incentive fee waiver. For the three and six months ended June 30, 2017, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

As of June 30, 2018 and December 31, 2017, the Company recorded a deferred tax liability of approximately $6.2 million and $7.6 million, respectively, of which approximately $6.1 million and $6.1 million have been recorded in the event that such gains are recognized by December 31, 2018, and approximately $0.1 million and $1.5 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.

For U.S. federal and state income tax purposes, a portion of the GSVC Holdings’ net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2014–2017 and 2013–2017, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2018, there were no interest or penalties incurred related to uncertain tax positions.

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

	June 30, 2018	December 31, 2017
Aggregate principal amount of 5.25% Convertible Senior Notes due 2018	$49,982,000	$69,000,000
Unamortized embedded derivative discount	(24,269)	(111,143)
Direct deduction of deferred debt issuance costs	(108,458)	(506,308)
5.25% Convertible Senior Notes due 2018 Payable	$49,849,273	$68,382,549

As of June 30, 2018 and December 31, 2017, the principal amount of the 5.25% Convertible Senior Notes due 2018 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

The initial conversion rate for the 4.75% Convertible Senior Notes due 2023 is 93.2836 shares of the Company’s common stock for each $1,000 principal amount of 4.75% Convertible Senior Notes due 2023, which represents an initial conversion price of approximately $10.72 per share. Following certain corporate transactions that occur on or prior to the stated maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 4.75% Convertible Senior Notes due 2023 in connection with such a corporate transaction. If a fundamental change, as defined in the indenture governing the 4.75% Convertible Senior Notes due 2023, occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their 4.75% Convertible Senior Notes due 2023 at a fundamental change purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date

The indenture governing the 4.75% Convertible Senior Notes due 2023 contains customary financial reporting requirements and contains certain restrictions on mergers, consolidations, and asset sales. The indenture also contains certain events of default, the occurrence of which may lead to the 4.75% Convertible Senior Notes due 2023 being due and payable before their maturity or immediately.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2018	December 31, 2017
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$—
Direct deduction of deferred debt issuance costs	$(1,751,567)	$—
4.75% Convertible Senior Notes due 2023 Payable	$38,248,433	$—

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

As of June 30, 2018 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 4.75% Convertible Senior Notes due 2023 are the Company’s general, unsecured, senior obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the 4.75% Convertible Senior Notes due 2023, equal in right of payment to any existing and future unsecured indebtedness that is not so subordinated to the 4.75% Convertible Senior Notes due 2023, including, without limitation, the 5.25% Convertible Senior Notes due 2018, effectively junior to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, including, without limitation, any borrowings under the Credit Facility (defined below), and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries. For the period from the initial issuance of the 4.75% Convertible Senior Notes due 2023 to, and including, March 27, 2019, the Company has agreed not to incur any indebtedness other than certain permitted debt, including, without limitation, up to $12.0 million in borrowings under the Credit Facility.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, the Company is required under the terms of the Credit Facility to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and is required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full.

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

Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $111.0 million in the aggregate through maturity of the 5.25% Convertible Senior Notes due 2018 on September 15, 2018, and $70.0 million in the aggregate thereafter), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement, and the occurrence of a material adverse effect. As of June 30, 2018, the Company was in compliance with all covenants of the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s property and assets. As of June 30, 2018, the Company had no borrowings outstanding under the Credit Facility.

For the three and six months ended June 30, 2018, the Company had average borrowings outstanding under the Credit Facility of $0. For the year ended December 31, 2017 the Company had average borrowings outstanding of $460,274.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

NOTE 11—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2018 through August 8, 2018, the Company closed on investment purchases of $134,405.

Portfolio Company	Transaction Date	Investments	Gross Payments
Knewton, Inc.	7/23/2018	Unsecured Convertible Promissory Note 8% due 12/31/19	$134,405

From July 1, 2018 through August 8, 2018, the Company sold the following investments, net of transaction costs, as shown in the following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds(2)	Realized Gain/(Loss)
Lytro, Inc.	8/1/2018	3,537,539	$0.22	$791,596	$(9,711,762)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Net proceeds does not reflect escrow amounts expected to be received from the sale of these investments.

On July 18, 2018, Dreambox Learning, Inc. entered into a definitive agreement to be acquired by a wholly owned subsidiary of DreamBox Learning Holding, LLC, an entity owned by The Rise Fund Deneb, LP. As a result of the transaction, the Company expects to recover an amount equal to the fair value of its investment in Dreambox Learning, Inc. as of June 30, 2018, less fees and expenses.

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

Share Repurchase Program

From July 1, 2018 through August 8, 2018, the Company repurchased 230,623 additional shares under the Share Repurchase Program for an aggregate purchase price of $1.6 million.

NOTE 12—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of June 30, 2018, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Income Statement Data for the Three Months Ended:	June 30, 2018	June 30, 2017
Revenue	$5,245,964	$5,643,716
Gross profit	3,907,598	4,480,824
Loss from operations	(1,266,805)	(805,219)
Total net loss including net loss attributable to non-controlling interest	(1,266,805)	(1,304,297)
Net loss attributable to non-controlling interest	—	—

Income Statement Data for the Six Months Ended:	June 30, 2018	June 30, 2017
Revenue	$10,525,124	$11,624,198
Gross profit	8,185,315	9,591,580
Loss from operations	(3,055,708)	(555,607)
Total net loss including net loss attributable to non-controlling interest	(3,055,708)	(1,515,219)
Net loss attributable to non-controlling interest	—	—

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

•
the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in our quarterly reports on Form 10-Q, our annual report on Form 10-K, and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our quarterly reports on

Form 10-Q and our annual report on Form 10-K, in the “Risk Factors” sections. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

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

Management and Incentive Fee Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before we pay any incentive fee to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to forfeit $5.0 million of previously accrued but unpaid incentive fees. “Note 3 - Related-Party Arrangements” to our condensed consolidated financial statements as of June 30, 2018 for more information regarding the Waiver Agreement.

Management Transition

On May 22, 2018, William Tanona resigned from his positions as our President, Chief Financial Officer, Treasurer and Secretary, effective June 12, 2018. In addition, Michael Moe, the former Executive Chairman of our board of directors, transitioned to the role of Chairman of the board of directors effective May 29, 2018.

 On May 29, 2018, our board of directors appointed Mark Klein to serve as our President, effective June 12, 2018, in order to fill the vacancy created by Mr. Tanona’s resignation. Mr. Klein continues to also serve as our Chief Executive Officer.

On May 29, 2018, our board of directors appointed Allison Green to serve as our Senior Vice President of Finance, effective May 29, 2018, and our Treasurer and Secretary, effective June 12, 2018. Ms. Green continues to also serve as our Controller.

For more information regarding Mr. Klein and Ms. Green, please refer to our current report on Form 8-K filed with the SEC on May 29, 2018.

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2018, of all of our portfolio investments, excluding U.S. Treasury bills, was $216,266,561.

During the six months ended June 30, 2018, we funded investments in an aggregate amount of $200,221 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Ozy Media, Inc.(1)	Promissory Note 10% Due 2/12/2018	1/12/2018	$100,000
SharesPost, Inc.(2)	Common shares	6/15/2018	$100,221
Total			$200,221

__________________

(1)
During the period, Ozy Media, Inc.’s obligations under its financing arrangements with us became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. In consideration for amending and restating the existing notes, we were issued warrants exercisable for 34,483 shares of Ozy Media Inc.'s common stock.

(2)	On June 15, 2018 we exercised our 770,934 warrants to purchase shares of SharePost, Inc.'s common stock, with a $0.13 strike price.

During the six months ended June 30, 2018, we capitalized fees of $9,435.

During the six months ended June 30, 2018, we sold investments or received repayments from portfolio companies in an amount of $23,782,430, net of transaction costs, and realized a net gain on investments of approximately $2,586,608 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(4)
Chegg, Inc.	1/3/2018	1,897	$16.78	$31,831	$9,018
Chegg, Inc.	1/4/2018	9,103	16.79	152,799	43,327
Chegg, Inc.	1/5/2018	36,212	16.78	607,623	172,139
Chegg, Inc.	1/8/2018	15,888	16.86	267,905	76,837
Chegg, Inc.	1/9/2018	36,900	16.78	619,356	175,598
Chegg, Inc.	2/13/2018	200,000	19.31	3,861,271	1,457,883
Chegg, Inc.(2)	2/20/2018	200,000	19.53	3,905,530	1,503,045
		500,000	18.89	9,446,315	3,437,847
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	1/12/2018	N/A	N/A	592,129	(680)
Avenues Global Holdings, LLC	1/22/2018	10,014,270	0.59	5,923,795	(4,228,059)
General Assembly Space, Inc.(5)	6/12/2018	259,765	35.92	7,820,191	3,330,660
Total				$23,782,430	$2,539,768

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	As of February 22, 2018, all remaining shares of Chegg, Inc. held by us had been sold.

(3)	Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018

(4)	Realized gain/(loss) exclude any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(5)
On April 16, 2018, Adecco Group, a Swiss staffing company, announced that it was acquiring technology education provider General Assembly Space, Inc. for $412.5 million, including debt financing. We received approximately $7.8 million in net proceeds as a result of the transaction, with approximately $1.5 million of additional proceeds currently being held in escrow. We expect to receive the escrow in 2019.

During the six months ended June 30, 2018 we did not write-off any investments.

During the six months ended June 30, 2017, we did not purchase or close on any investments. We did, however, pay $280 in capitalized fees. The table below summarized the portfolio investments we wrote-off during the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
Portfolio Company	Net Proceeds	Realized Gain/(Loss)(1)
AliphCom, Inc. (d/b/a Jawbone)	$—	$(793,152)
AlwaysOn, Inc.	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	(2,448,959)
EarlyShares.com, Inc.	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	(4,959,614)
Global Education Learning (Holdings) Ltd.	—	(675,495)
Total Disposals	$—	$(25,365,912)

_______________________

(1)	Realized gain/(loss) exclude any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

Results of Operations - Comparison of the three and six months ended June 30, 2018 and 2017

Operating results for the three and six months ended June 30, 2018, and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Investment Income	$592,073	$370,593	$841,408	$709,052
Interest income	242,073	172,497	491,408	335,956
Dividend income	350,000	125,000	350,000	300,000
Other income	—	—	—	—
Gross Operating Expenses	$6,344,272	$6,423,452	$11,741,078	$11,751,925
Incentive fee waiver	—	—	(5,000,000)	—
Management fee waiver	(335,403)	(169,898)	(490,347)	(351,700)
Net Operating Expenses	$6,008,869	$6,253,554	$6,250,731	$11,400,225
Management fees	1,286,066	1,359,180	2,609,642	2,813,600
Incentive fees	2,588,085	2,430,825	4,059,419	4,148,133
Costs incurred under Administration Agreement	397,113	449,110	821,258	980,594
Directors’ fees	86,250	73,063	172,500	155,980
Professional fees	326,798	702,808	666,696	964,998
Interest expense	1,473,695	1,155,060	2,613,758	2,281,833
Income tax expense	26,229	45,690	148,499	46,490
Other expenses	160,036	207,716	649,306	360,297
Net Investment Loss	$(5,416,796)	$(5,882,961)	$(5,409,323)	$(10,691,173)
Net realized gain/(loss) on investments	3,363,333	(671,492)	2,586,608	(25,360,659)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	(397,846)	—
Net change in unrealized appreciation/(depreciation) of investments	9,872,595	12,752,528	18,005,989	46,032,793
Benefit from taxes on unrealized depreciation of investments	$1,010,871	$—	$1,010,871	$—
Net increase in net assets resulting from operations	$8,830,003	$6,198,075	$15,796,299	$9,980,961

Investment Income

Investment income increased to $592,073 for the three months ended June 30, 2018 from $370,593 for the three months ended June 30, 2017. The increase between periods was primarily due to increased dividend income related to our investment in SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.) and to a lesser extent increased interest income between periods.  The increase in interest income was primarily due to our debt investment in Ozy Media, Inc.

Investment income increased to $841,408 for the six months ended June 30, 2018, from $709,052 for the six months ended June 30, 2017. The increase between periods was primarily due to increased dividend income related to our investment in SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.) and to a lesser extent increased interest income between periods.  The increase in interest income was primarily due to our debt investments in Ozy Media, Inc. and Declara, Inc.

Operating Expenses

Total operating expenses, net of waiver of management and incentive fees, decreased to $6,008,869 for the three months ended June 30, 2018, from $6,253,554 for the three months ended June 30, 2017. The decrease between periods was primarily due to an increase in GSV Asset Management’s management fee waiver under the Waiver Agreement during the three months ended June 30, 2018 which, resulted primarily from the exclusion of our cash balance from the calculation of the base management fee. The decrease in total operating expenses also resulted from a decrease in professional fees and other expenses. The decrease in total operating expenses between periods was partially offset by an increase in interest expense between periods due to the issuance of the 4.75% Convertible Senior Notes due 2023.

Total operating expenses, net of waiver of management and incentive fees, decreased to $6,250,731 for the six months ended June 30, 2018, from $11,400,225 for the six months ended June 30, 2017. The decrease between periods was primarily due to GSV Asset Management’s forfeiture of $5.0 million of previously accrued but unpaid incentive fees pursuant to the Waiver Agreement.

Net Investment Loss

For the three months ended June 30, 2018, we recognized a net investment loss of $5,416,796, compared to a net investment loss of $5,882,961 for the three months ended June 30, 2017. The change between periods resulted from the decrease in operating expenses, net of waiver of management fees, as discussed above, and an increase in total investment income between periods.

For the six months ended June 30, 2018, we recognized a net investment loss of $5,409,323, compared to a net investment loss of $10,691,173 for the six months ended June 30, 2017. The change between periods resulted from the decrease in operating expenses, net of waiver of management and incentive fees, as discussed above, and an increase in total investment income between periods.

Net Realized Gain/(Loss) on Investments

For the three months ended June 30, 2018, we recognized a net realized gain of $3,363,333 on our investments, compared to a net realized loss of $671,492 for the three months ended June 30, 2017. The components of our net realized gains and losses on portfolio investments for the three months ended June 30, 2018 and 2017, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the six months ended June 30, 2018, we recognized a net realized gain of $2,586,608 on our investments, compared to a net realized loss of $25,360,659 for the six months ended June 30, 2017. The components of our net realized gains and losses on portfolio investments for the six months ended June 30, 2018 and 2017, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2018, we had a net change in unrealized appreciation of $9,872,595. For the three months ended June 30, 2017, we had a net change in unrealized appreciation of $12,752,528. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended June 30, 2018 and 2017.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2018	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2017
Spotify Technology S.A.	$8,529,446	Spotify Technology S.A.	$7,426,444
DreamBox Learning, Inc.	3,419,118	JAMF Holdings, Inc.	5,686,017
StormWind, LLC	1,810,773	Chegg, Inc.	4,553,750
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	1,523,225	Coursera, Inc.	3,853,586
Dropbox, Inc.	1,468,215	Aspiration Partners, Inc.	2,028,453
Lyft, Inc.	1,266,018	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	1,684,264
Aspiration Partners, Inc.	(1,087,750)	Lyft Inc.	1,116,346
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	(1,132,333)	Snap Inc. (f/k/aSnapchat, Inc.)	(1,239,580)
General Assembly Space, Inc.(1)	(3,587,965)	Dataminr, Inc.	(1,619,630)
		General Assembly Space, Inc.	(2,093,705)
		Palantir Technologies, Inc.	(2,097,042)
		Dropbox, Inc.	(2,124,877)
		SPBRX, INC. (f/k/a Sustainability Partners, Inc.)	(2,647,657)
Other(2)	(2,336,152)	Other(2)	(1,773,841)
Total	$9,872,595	Total	$12,752,528

_______________________

(1)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2018 or 2017.

For the six months ended June 30, 2018, we had a net change in unrealized appreciation of $18,005,989. For the six months ended June 30, 2017, we had a net change in unrealized appreciation of $46,032,793. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the six months ended June 30, 2018 and 2017.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2018	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2017
Spotify Technology S.A.	8,867,899	Beamreach Solar, Inc. (f/k/a Solexel, Inc.)(1)	$14,272,843
Dropbox, Inc.	7,654,762	Spotify Technology S.A.	8,101,508
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	4,617,495	JAMF Holdings, Inc.	6,719,198
Avenues Global Holdings, LLC(2)	4,243,435	Chegg, Inc.	5,807,509
DreamBox Learning, Inc.	3,407,604	Orchestra One, Inc. (f/k/a Learnist, Inc.)(1)	4,959,614
Lyft, Inc.	3,379,480	Coursera, Inc.	3,853,586
StormWind, LLC	1,895,438	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	3,509,788
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	1,669,824	Cricket Media (f/k/a ePals, Inc.)(1)	2,448,959
Course Hero, Inc.	1,257,428	Aspiration Partners, Inc.	2,044,661
Lytro, Inc.	(1,140,570)	AlwaysOn, Inc.(1)	1,903,414
Declara Inc.	(1,715,261)	Dropbox, Inc.	1,746,957
Chegg, Inc.(2)	(2,151,532)	Curious.com Inc.	(1,051,625)
General Assembly Space, Inc.(2)	(4,840,905)	Dataminr, Inc.	(1,571,376)
Curious.com Inc.	(5,514,077)	SPBRX, INC. (f/k/a Sustainability Partners, Inc.)	(2,780,534)
		Palantir Technologies, Inc.	(4,532,388)
Other(3)	(3,625,031)	Other(3)	600,679
Total	$18,005,989	Total	$46,032,793
_______________________

(1)	The change in unrealized appreciation for these investments resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2018 or 2017.

Recent Developments

Portfolio Activity

Please refer to “Note 11—Subsequent Events” to our condensed consolidated financial statements as of June 30, 2018 for details regarding activity in our investment portfolio from July 1, 2018 through August 8, 2018.

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

Share Repurchase Program

From July 1, 2018 through August 8, 2018, we repurchased 230,623 additional shares under the Share Repurchase Program for an aggregate purchase price of $1.6 million.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. In addition, during the six months ended June 30, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2018. In management’s view, we have sufficient liquidity and capital resources to pay our operating expenses and conduct investment activities. With regard to the 5.25% Convertible Senior Notes due 2018, which mature on September 15, 2018, we are actively managing our liquidity in anticipation of meeting our obligations thereunder.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the six months ended June 30, 2018 and 2017, our operating expenses, net of any fee waivers, were $6,250,731 and $11,400,225, respectively.

Cash Reserves and Liquid Securities	June 30, 2018	December 31, 2017
Cash	$93,485,576	$59,838,600
Borrowing availability under the Credit Facility(1)	12,000,000	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	39,596,966	8,160,000
Subject to other sales restrictions(3)	25,530,458	—
Total securities of publicly traded portfolio companies	65,127,424	8,160,000
Total Cash Reserves and Liquid Securities	$170,613,000	$79,998,600

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of June 30, 2018 and December 31, 2017. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2018 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of June 30, 2018, this balance represents our shares of common stock of Spotify Technology S.A.

(3)	As of June 30, 2018, this balance represents our shares of common stock of Dropbox, Inc. The Company's shares of common stock in Dropbox, Inc. are restricted until September 19, 2018.

During the six months ended June 30, 2018, cash increased to $93,485,576 from $59,838,600 at the beginning of the year. The increase in cash was primarily due to the receipt of net proceeds from the issuance of $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023 and approximately $23.8 million in net proceeds from the sale of certain portfolio investments, partially offset primarily by the use of approximately $19.3 million in cash to repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018, approximately $3.4 million in cash used under the Share Repurchase Program, and approximately $0.2 million in cash used to make additional investments.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$89.6	$89.6	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	90.0	50.0	—	40.0	—
Total	$179.6	$139.6	$—	$40.0	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on July 5, 2018, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.

(2)	The total unused amount available under the Credit Facility as of June 30, 2018 was $12.0 million.

(3)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the six months ended June 30, 2018.

(4)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for both the 5.25% Convertible Senior Notes due 2018 and 4.75% Convertible Senior Notes due 2023 as of June 30, 2018. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2018 for more information.

Share Repurchase Program

During the six months ended June 30, 2018, we repurchased 495,432 shares of our common stock pursuant to the Share Repurchase Program at an average price of $6.88 per share, or approximately $3.4 million in aggregate. As of June 30, 2018, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $6.7 million. For more information on the Share Repurchase Program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank has agreed to provide us with the $12.0 million Credit Facility, which, among other things, matures on May 31, 2019 and bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2018 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the six months ended June 30, 2018 or the year ended December 31, 2017.

5.25% Convertible Senior Notes due 2018 - Tender Offer and Repurchase

On December 15, 2017, we announced the commencement of the Tender Offer to purchase any and all of the $69.0 million aggregate principal amount of outstanding 5.25% Convertible Senior Notes due 2018. As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the 5.25% Convertible Senior Notes due 2018 representing approximately 7.0% of the outstanding 5.25% Convertible Senior Notes due 2018, were validly tendered and not validly withdrawn pursuant to the Tender Offer. On March 27, 2018, we repurchased an additional $14.2 million aggregate principal amount of the outstanding 5.25% Convertible Senior Notes due 2018. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2018 for more information regarding the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023 - Issuance

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.2 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we are required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and are required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2018 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2018. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 2 - Significant Accounting Policies - U.S. Federal and State Income Taxes” and “Note 9 - Income Taxes” to our condensed consolidated financial statements as of June 30, 2018 for more information.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2018 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of June 30, 2018 for more information.

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

As of June 30, 2018, all of our debt investments and outstanding borrowings bore fixed rates of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our June 30, 2018 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the six months ended June 30, 2018, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDC's that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$180,000	$180,000
Up 200 Basis points	$—	$120,000	$120,000
Up 100 Basis points	$—	$60,000	$60,000
Down 100 Basis points	$—	$(60,000)	$(60,000)
Down 200 Basis points	$—	$(120,000)	$(120,000)
Down 300 Basis points	$—	$(180,000)	$(180,000)

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the six months ended June 30, 2018. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the six months ended June 30, 2018, our actual average borrowings under the Credit Facility were $0.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently a party to any pending material legal proceedings.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018, and in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2018, filed with the SEC on May 10, 2018, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2018 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. During the three months ended June 30, 2018, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in “Item 1A Risk Factors” of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the six months ended June 30, 2018 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
January 1 through January 31, 2018	—		—	$5,066,123
February 1 through February 28, 2018	179,807	$6.90	179,807	3,825,455
March 1 through March 31, 2018	—		—	3,825,455
April 1 through April 30, 2018	—		—	3,825,455
May 1 through May 31, 2018	105,047	6.94	90,047	8,200,529
June 1 through June 30, 2018(3)	227,006	6.84	225,578	6,655,571
Total	511,860		495,432

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our board of directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s board of directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended June 30, 2018, we repurchased 315,625 shares of our common stock for approximately $2.2 million under the Share Repurchase Program.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)	Subsequent to period-end, through August 8, 2018, we repurchased 230,623 additional shares of our common stock pursuant to the Share Repurchase Program for an aggregate purchase price of $1.6 million.

(4)	As of August 8, 2018, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $5.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
11.1	Statement re Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

GSV CAPITAL CORP.

Date: August 9, 2018	By:	/s/ Mark D. Klein
Mark D. Klein President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Allison Green
Allison Green SVP Finance, Controller, Treasurer and Secretary (Principal Financial and Accounting Officer)