Form 10-Q
period 2018-09-30
GSV Capital Corp.
filed 2018-11-08
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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

The issuer had 19,915,001 shares of common stock, $0.01 par value per share, outstanding as of November 7, 2018.

GSV CAPITAL CORP.

i

PART I
Item 1. Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $102,192,243 and $137,526,726, respectively)	$181,222,034	$179,908,234
Non-controlled/affiliate investments (cost of $42,226,859 and $41,886,312, respectively)	5,834,265	16,473,098
Controlled investments (cost of $22,616,441 and $23,161,314, respectively)	30,134,871	24,207,161
Total Portfolio Investments	217,191,170	220,588,493
Investments in U.S. Treasury bills (cost of $99,967,958 and $99,985,833, respectively)	99,983,000	99,994,000
Total Investments (cost of $267,003,501 and $302,560,185, respectively)	317,174,170	320,582,493
Cash	36,623,050	59,838,600
Due from controlled investments	—	840
Escrow proceeds receivable	2,642,281	603,456
Interest and dividends receivable	310,683	35,141
Prepaid expenses and other assets	398,184	208,983
Deferred financing costs	215,048	413,023
Total Assets	357,363,416	381,682,536
LIABILITIES
Due to GSV Asset Management(1)	87	231,697
Accounts payable and accrued expenses	551,243	458,203
Accrued incentive fees, net of waiver of incentive fees(1)	9,142,024	9,278,085
Accrued management fees, net of waiver of management fees(1)	314,338	424,447
Accrued interest payable	—	1,056,563
Payable for securities purchased	89,577,376	89,485,825
Deferred tax liability	6,033,512	7,602,301
5.25% Convertible Senior Notes due September 15, 2018(2)	—	68,382,549
4.75% Convertible Senior Notes due March 28, 2023(2)	38,341,472	—
Total Liabilities	143,960,052	176,919,670
Commitments and contingencies (Notes 7 and 10)
Net Assets	$213,403,364	$204,762,866
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 20,174,955 and 21,246,345 issued and outstanding, respectively)	$201,749	$212,463
Paid-in capital in excess of par	195,110,116	202,584,012
Accumulated net investment loss	(17,911,239)	(8,593,717)
Accumulated net realized gains/(losses) on investments	(7,790,909)	140,100
Accumulated net unrealized appreciation of investments	43,793,648	10,420,008
Net Assets	$213,403,364	$204,762,866
Net Asset Value Per Share	$10.58	$9.64
See accompanying notes to condensed consolidated financial statements.
__________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of September 30, 2018 and December 31, 2017, the 5.25% Convertible Senior Notes due September 15, 2018 had a face value of $0 and $69,000,000, respectively. As of September 30, 2018 and December 31, 2017, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000 and $0, respectively. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$164,310	$(21,447)	$174,922	$(4,640)
Other income	—	—	—	73,096
Non-controlled/affiliate investments:
Interest income	65,790	(48,398)	521,685	143,974
Controlled investments:
Interest income	16,252	69,757	41,153	196,534
Dividend income	—	175,000	350,000	475,000
Total Investment Income	246,352	174,912	1,087,760	883,964
OPERATING EXPENSES
Management fees(1)	1,345,090	1,397,332	3,954,732	4,210,932
Incentive fees(1)	804,520	3,334,052	4,863,939	7,482,185
Costs incurred under Administration Agreement(1)	355,599	472,413	1,176,857	1,453,007
Directors’ fees	86,250	86,250	258,750	242,230
Professional fees	552,179	353,933	1,218,875	1,318,931
Interest expense	1,311,534	1,207,548	3,925,292	3,489,381
Income tax expense	(6,235)	4,889	142,264	51,379
Other expenses	107,688	119,122	756,994	479,419
Total Operating Expenses	4,556,625	6,975,539	16,297,703	18,727,464
Management fee waiver(1)	(402,074)	(174,666)	(892,421)	(526,366)
Incentive fee waiver(1)	—	—	(5,000,000)	—
Total operating expenses, net of waiver of management and incentive fees	4,154,551	6,800,873	10,405,282	18,201,098
Net Investment Loss	(3,908,199)	(6,625,961)	(9,317,522)	(17,317,134)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	(10,119,771)	1,033,577	(7,532,483)	(21,748,173)
Controlled investments	—	—	(680)	(2,578,909)
Net Realized Gains/(Losses) on Investments	(10,119,771)	1,033,577	(7,533,163)	(24,327,082)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	(397,846)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	16,245,474	20,367,064	36,655,159	65,931,446
Non-controlled/affiliate investments	(2,350,413)	(9,822,081)	(10,979,378)	(10,082,924)
Controlled investments	247,314	5,091,700	6,472,584	5,820,954
Net Change in Unrealized Appreciation/(Depreciation) of Investments	14,142,375	15,636,683	32,148,365	61,669,476
Benefit from taxes on unrealized depreciation of investments	214,404	26,705	1,225,275	26,705
Net Increase in Net Assets Resulting from Operations	$328,810	$10,071,004	$16,125,108	$20,051,965
Net Increase in Net Assets Resulting from Operations per Common Share:
Basic	$0.02	$0.46	$0.77	$0.91
Diluted(2)	$0.02	$0.40	$0.72	$0.84
Weighted-Average Common Shares Outstanding
Basic	20,462,626	22,000,571	20,858,192	22,120,198
Diluted(2)	20,462,626	27,752,386	27,728,434	27,872,013
See accompanying notes to condensed consolidated financial statements.
__________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
For the three months ended September 30, 2018, 7,173,218 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 2017, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Change in Net Assets Resulting from Operations
Net investment loss	$(9,317,522)	$(17,317,134)
Net realized losses on investments	(7,533,163)	(24,327,082)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—
Net change in unrealized appreciation of investments	32,148,365	61,669,476
Benefit from taxes on unrealized depreciation of investments	1,225,275	26,705
Net Increase in Net Assets Resulting from Operations	16,125,108	20,051,965
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(7,484,610)	(2,800,810)
Net Decrease in Net Assets Resulting from Capital Transactions	(7,484,610)	(2,800,810)
Total Increase in Net Assets	8,640,498	17,251,155
Net assets at beginning of year	204,762,866	192,128,810
Net Assets at End of Period	$213,403,364	$209,379,965
Capital Share Activity
Shares outstanding at beginning of year	21,246,345	22,181,003
Shares issued	—	—
Shares repurchased	(1,071,390)	(574,109)
Shares Outstanding at End of Period	20,174,955	21,606,894

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$16,125,108	$20,051,965
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized losses on investments	7,533,163	24,327,082
Net change in unrealized (appreciation) of investments	(32,148,365)	(61,669,476)
Deferred tax liability	(1,568,789)	(26,705)
Amortization of discount on 5.25% Convertible Senior Notes due 2018	492,170	649,926
Amortization of discount on 4.75% Convertible Senior Notes due 2023	188,091	—
Amortization of deferred financing costs	51,636	27,751
Write-off of deferred offering costs	325,248	—
Amortization of fixed income security premiums and discounts	(25,909)	(115,162)
Paid-in-kind-interest	(254,881)	(24,564)
Purchases of investments in:
Portfolio investments	(6,676,590)	(2,080)
U.S. Treasury bills	(299,911,885)	(260,045,503)
Proceeds from sales or maturity of investments in:
Portfolio investments	34,892,791	9,773,257
U.S. Treasury bills	300,000,000	190,000,000
Change in operating assets and liabilities:
Due from controlled investments	840	—
Prepaid expenses and other assets	(189,201)	(83,843)
Interest and dividends receivable	(275,542)	(125,491)
Escrow proceeds receivable	(2,038,825)	—
Due to GSV Asset Management(1)	(231,610)	(98,128)
Payable for securities purchased	91,551	62,992,375
Accounts payable and accrued expenses	93,040	(78,225)
Accrued incentive fees(1)	(136,061)	7,482,185
Accrued management fees(1)	(110,109)	(524,054)
Accrued interest payable	(1,056,563)	(900,459)
Net Cash Provided by/(Used in) Operating Activities	15,169,308	(8,389,149)
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	40,000,000	—
Deferred debt issuance costs	(1,846,620)	—
Repurchases of common stock	(7,484,610)	(2,647,250)
Repayment of 5.25% Convertible Senior Notes due 2018	(69,272,565)	—
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	397,846	—
Borrowings under credit facility	—	16,000,000
Deferred credit facility costs	—	(41,486)
Deferred offering costs	(178,910)	(100,313)
Net Cash Provided by/(Used in) Financing Activities	(38,384,859)	5,210,951
Total Decrease in Cash Balance	(23,215,550)	(3,178,198)
Cash Balance at Beginning of Year	59,838,600	8,332,634
Cash Balance at End of Period	$36,623,050	$5,154,436
Supplemental Information:
Interest paid	$4,080,817	$3,679,244
Taxes paid	$492,303	$52,481

See accompanying notes to condensed consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Spotify Technology S.A.**	Stockholm, Sweden
Common shares(3)(7)	On-Demand Music Streaming	8/6/2012	235,360	$10,002,084	$42,560,149	19.94%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	16,189,935	35,016,970	16.41%
Dropbox, Inc.**	San Francisco, CA
Common shares(3)(8)	Cloud Computing Services	11/15/2011	874,990	13,656,926	23,475,982	11.00%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	6/9/2013	2,961,399	14,519,519	20,640,951	9.67%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	3/11/2015	128,563	2,503,585	6,197,686	2.90%
Preferred shares, Series D		3/21/2014	176,266	1,792,749	8,497,323	3.98%
Total				4,296,334	14,695,009	6.88%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	9/18/2014	2,145,509	5,000,001	12,410,886	5.82%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	369,000	6,329,214	6,329,214	2.97%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	6,170,316	2.89%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,000,000	1.87%
Preferred shares, Series A		10/24/2014	879,198	1,002,440	2,091,436	0.98%
Total				5,002,720	6,091,436	2.85%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	4,221,543	1.98%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	12/16/2013	375,985	4,999,999	2,976,982	1.40%
Convertible Promissory Note 8% Due 12/31/2019(12)		7/23/2018	$134,405	135,213	134,405	0.06%
Total				5,135,212	3,111,387	1.46%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	2,254,857	1.06%
Common shares(13)		7/20/2011	770,934	123,987	528,247	0.25%
Total				2,383,703	2,783,104	1.31%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	0.94%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,491	0.37%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	537,273	0.25%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	388,322	0.18%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.49% Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$102,192,243	$181,222,034	84.92%
See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
September 30, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 10/31/2018(11)	Digital Media Platform	8/31/2016	$2,102,384	$2,097,646	$3,153,576	1.48%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(11)		4/9/2018	295,565	30,647	—	—%
Total				10,628,492	3,153,576	1.48%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(6)	Corporate Education	11/26/2014	$1,259,712	1,259,712	1,259,712	0.59%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	651,796	0.31%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 11/26/2018(9)		5/31/2013	16,903	—	7,437	0.00%
Total				4,044,396	1,918,945	0.90%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	11/12/2015	378,788	501,360	250,000	0.12%
Preferred shares, Series A		2/28/2014	494,365	500,801	275,565	0.13%
Total				1,002,161	525,565	0.25%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	214,756	0.10%
Preferred shares, Series B		2/28/2012	49,505	217,206	21,423	0.01%
Total				2,217,653	236,179	0.11%
Curious.com, Inc.	Menlo Park, CA
Common shares(15)	Online Education	11/22/2013	1,135,944	12,000,006	—	—%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 12% Due 4/30/2018(4)(10)	Social Cognitive Learning	12/30/2015	$2,327,727	2,334,152	—	—%
Preferred shares, Series A 8%		4/17/2014	10,716,390	9,999,999	—	—%
Total				12,334,151	—	—%

Total Non-controlled/Affiliate				$42,226,859	$5,834,265	2.73%

CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C 8%	Interactive Learning	1/7/2014	2,779,134	4,000,787	8,402,683	3.94%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	6,000,048	2.81%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	580,865	0.27%
Total				6,130,474	14,983,596	7.02%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
September 30, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	Redwood City, CA
Convertible Promissory Note 12% Due 12/31/2018***(14)	Global Innovation Platform	2/17/2016	$605,637	$612,015	$545,074	0.26%
Preferred shares, Series A-4		10/6/2014	3,720,424	4,904,498	8,442,350	3.96%
Preferred shares, Series A-3		4/4/2014	1,561,625	2,005,730	2,953,020	1.38%
Preferred shares, Series A-2		7/15/2013	450,001	605,500	510,568	0.24%
Preferred shares, Series A-1		5/25/2012	1,000,000	1,021,778	850,946	0.40%
Common shares		7/1/2014	200,000	1,000	—	—%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2019		4/4/2014	187,500	—	110,625	0.05%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2019		10/6/2014	500,000	—	495,000	0.23%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	267,500	0.13%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	7,556	0.00%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	9,444	0.00%
Total				9,324,555	14,192,083	6.65%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***(16)	Clean Technology	4/15/2014	14,300,000	7,151,412	959,192	0.45%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	959,192	0.45%

Total Controlled				$22,616,441	$30,134,871	14.12%

Total Portfolio Investments				$167,035,543	$217,191,170	101.77%

U.S. Treasury
U.S. Treasury bills, 0%, due 10/4/2018***(3)		9/27/2018	$100,000,000	99,967,958	99,983,000	46.85%

TOTAL INVESTMENTS				$267,003,501	$317,174,170	148.63%

See accompanying notes to condensed consolidated financial statements.
__________________________________________

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company's board of directors. The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total investments as of September 30, 2018, 20.82% of its total investments are non-qualifying assets.

***	Investment is income-producing.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
September 30, 2018

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

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs.

(4)	As of September 30, 2018, the investments noted had been placed on non-accrual status.

(5)	GSV Capital Corp.’s investments in StormWind, LLC are held through GSV Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note. Subsequent to period end, GSV Capital Corp. agreed to extend the maturity of the Senior Subordinated Convertible Promissory Note to CUX, Inc. (d/b/a CorpU) until February 14, 2020, with a new interest rate of 10%. Accrued interest will continue to be compounded annually on November 26 of the current and each subsequent year until repaid.

(7)
On March 14, 2018, as disclosed in its Amendment No. 1 to its Form F-1 Registration Statement filed in connection with its direct listing, Spotify Technology S.A. effectuated a 40:1 stock split of its ordinary shares, beneficiary certificates and any other of its outstanding securities. On April 3, 2018, Spotify Technology S.A., registered for resale up to 55,731,480 ordinary shares by the registered shareholders in a direct listing. GSV Capital Corp.'s common shares of Spotify Technology S.A. are considered unrestricted as they are not subject to restriction upon sale. At September 30, 2018, GSV Capital Corp. valued its common shares of Spotify Technology S.A. based on its September 30, 2018 closing price.

(8)
On March 7, 2018, as disclosed in its Amendment No. 1 to its Form S-1 Registration Statement filed in connection with its initial public offering, Dropbox, Inc. effectuated a 1:1.5 reverse stock split of its capital stock. On March 23, 2018, Dropbox, Inc. priced its initial public offering for 26,822,409 Class A common shares at a price of $21.00 per share. Dropbox, Inc., also registered for resale up to 9,177,591 Class A common shares by the registered shareholders. As of August 23, 2018 GSV Capital Corp.'s shares of common stock in Dropbox, Inc. were no longer restricted. At September 30, 2018, GSV Capital Corp. valued its common shares of Dropbox, Inc. based on its September 30, 2018 closing price.

(9)
On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018. On July 31, 2018, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp.'s Series D warrants until November 26, 2018. Subsequent to period end and in connection with the extension of the maturity date on the related debt investment, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp's Series D warrants until February 14, 2020.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
September 30, 2018

(11)
Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. Effective August 17, 2018, Ozy Media Inc. executed an additional debt amendment, which expanded its borrowing limit. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for 295,565 shares of Ozy Media Inc.'s common stock. Subsequent to period-end, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(12)	On July 23, 2018, Knewton, Inc. issued an 8% unsecured convertible promissory amount with a principal amount of $134,405 and a maturity date of December 31, 2019 to GSV Capital Corp.

(13)	On June 15, 2018 GSV Capital Corp. exercised its 770,934 warrants to purchase shares of SharesPost, Inc.'s common stock, with a $0.13 strike price.

(14)
Effective July 31, 2018, GSV Capital Corp agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the new note.

(15)
On June 8, 2018, Curious.com, Inc. completed a recapitalization and issued new Series C preferred shares. In connection with the offering, GSV Capital Corp.'s 3,407,834 Series B preferred shares were converted into common shares. Additionally, a 1:3 reverse stock split was declared on the now common shares.

(16)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the nine months ended September 30, 2018, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $350,000 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

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
September 30, 2018

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

The table below displays all the Company’s subsidiaries as of September 30, 2018, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2018 and December 31, 2017, for details regarding the nature and composition of the Company’s investment portfolio.

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
September 30, 2018

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

Escrow Proceeds Receivable

During 2017, the Company completed the sale of its investment in JAMF Holdings, Inc. During the nine months ended September 30, 2018, the Company completed the sale of its investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc. A portion of the proceeds from the sale of these portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At September 30, 2018 and December 31, 2017, the Company had $2,642,281 and $603,456, respectively, in escrow proceeds receivable. During the nine months ended September 30, 2018, the Company received the remainder of escrow proceeds receivable from the sale of Strategic Data Command, LLC in 2017 and a portion of the escrow proceeds receivable from the sale of JAMF Holdings, Inc.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of September 30, 2018, and December 31, 2017, the Company had deferred financing costs of $215,048 and $413,023, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2018	December 31, 2017
Deferred credit facility costs	$—	$51,636
Deferred offering costs	215,048	361,387
Deferred Financing Costs	$215,048	$413,023

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At September 30, 2018 and December 31, 2017, the Company had no escrow deposits.

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
September 30, 2018

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of FASB ASC 820, Fair Value Measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company did not early adopt the eliminated and modified disclosure requirements during the three month period ended September 30, 2018, and will adopt the guidance upon its effective date.

NOTE 3—RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, GSV Asset Management is paid a quarterly management fee and an annual incentive fee. GSV Asset Management is controlled by Michael Moe, the Chairman of the Company’s board of directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Investment Advisory Agreement. Mr. Moe serves as the principal of GSV Asset Management and manages the business and internal affairs of GSV Asset Management. Mark Klein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, or entities with which he is affiliated, receives consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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

GSV Asset Management earned $1,345,090 and $3,954,732 in management fees for the three and nine months ended September 30, 2018, respectively, and waived $402,074 and $892,421 in management fees for the three and nine months ended September 30, 2018, respectively. GSV Asset Management earned $1,397,332 and $4,210,932 in management fees for the three and nine months ended September 30, 2017, respectively, and waived $174,666 and $526,366 in management fees for the three and nine months ended September 30, 2017, respectively.

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

The Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2018 and December 31, 2017. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three and nine months ended September 30, 2018, the Company accrued incentive fees of $804,520 and $4,863,939, respectively. Pursuant to the Waiver Agreement, on February 2, 2018, GSV Asset Management forfeited $5.0 million of the then accrued incentive fees. For the three and nine months ended September 30, 2017, the Company accrued incentive fees of $3,334,052 and $7,482,185, respectively. As of three months ended September 30, 2018, the Company's accrued incentive fee balance due GSV Asset Management was $9,142,024, net of the Waiver Agreement.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Management and Incentive Fee Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the Company’s base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before any incentive fee is paid to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to a one-time forfeiture of $5.0 million of previously accrued but unpaid incentive fees.

Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets. The base management fee is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated. In addition, because the Company's 5.25% Convertible Senior Notes matured on September 15, 2018 (the "5.25% Convertible Senior Notes due 2018"), the Company was previously carrying a larger cash balance than it would in the ordinary course of its business. As a result, under the Waiver Agreement, GSV Asset Management agreed to waive its base management fee on any cash balances effective as of February 1, 2018 until the 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. As a result, as of and after September 15, 2018, the Company pays GSV Asset Management a 1.75% base management fee on its cash balances.

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

As of each of September 30, 2018 and December 31, 2017, there were no receivables owed to the Company by GSV Asset Management.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Principal Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $355,599 and $1,176,857 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2018, respectively. There were $472,413 and $1,453,007 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2017, respectively.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Due to GSV Asset Management

GSV Asset Management wholly owns and controls GSV Capital Service Company, which is a disregarded entity for tax purposes. As of each of September 30, 2018 and December 31, 2017, the Company owed GSV Asset Management, via the Administration Agreement with GSV Capital Service Company, $87 and $231,697, respectively, primarily for the reimbursement of overhead allocation expenses and travel expenses, pursuant to the Administration Agreement.

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

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the Chairman of the Company’s board of directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s former President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of September 30, 2018, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $14,192,083 and $6,091,436, respectively.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of November 7, 2018, GSV Asset Management also manages GSV@CS, LP, Coursera@GSV Fund, LP and Coursera@GSV-EDBI Fund, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”), GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”), and GSV@LT, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Lyft, Inc. (the “GSV@LT Fund”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV@LT Fund.

The 1940 Act prohibits the Company from partcipating in certain negotiated co-investments with certain affiliates unless it receives an order from the SEC permitting it to do so. To the extent that the Company competes with entities managed by GSV Asset Management or any of its affiliates for one or more investment or disposition opportunities, GSV Asset Management will allocate any such opportunity across the entities for which the opportunity is appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Investment Advisers Act of 1940, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Where co-investment is permissible under the 1940 Act, for example where the only term of a transaction negotiated is price, and where a particular investment or disposition opportunity is appropriate for both the Company and another entity managed by GSV Asset Management, GSV Asset Management will first offer any such opportunity in its entirety to the Company. In the event that the size of such investment or disposition opportunity exceeds the Company’s capacity, other funds managed by GSV Asset Management may be offered the opportunity, but only to the extent that the Company and its board of directors have confirmed that any such investment or disposition by an affiliated entity is permissible under the 1940 Act and otherwise in the Company’s best interests. The Company’s Chief Compliance Officer and board of directors will monitor on a quarterly basis any such allocation of investment or disposition opportunities between the Company and any such other funds.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

The Company, GSV Asset Management and certain of their affiliates have submitted an exemptive relief application to the SEC to permit the Company to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with the Company’s investment objectives and the conditions to the application. There can be no assurance that this exemptive order will be granted. If such relief is granted, then the Company will be permitted to participate in co-investment transactions with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors makes certain conclusions in connection with each transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. At September 30, 2018, the Company had 54 positions in 26 portfolio companies. As of December 31, 2017, the Company had 63 positions in 31 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$44,747,171	$46,633,246	21.9%	$53,413,686	$86,824,096	42.4%
Preferred Stock	89,715,085	98,531,464	46.2%	134,145,680	120,253,822	58.7%
Debt Investments	8,709,596	5,092,767	2.4%	8,809,356	4,916,578	2.4%
Warrants	204,681	897,562	0.4%	197,162	433,997	0.2%
Private Portfolio Companies	143,376,533	151,155,039	70.9%	196,565,884	212,428,493	103.7%
Publicly Traded Portfolio Companies
Common Stock	23,659,010	66,036,131	30.9%	6,008,468	8,160,000	4.0%
Total Portfolio Investments	167,035,543	217,191,170	101.8%	202,574,352	220,588,493	107.7%
Non-Portfolio Investments
U.S. Treasury bill	99,967,958	99,983,000	46.8%	99,985,833	99,994,000	48.8%
Total Investments	$267,003,501	$317,174,170	148.6%	$302,560,185	$320,582,493	156.5%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$62,551,140	28.8%	29.3%	$90,658,640	41.1%	44.3%
Big Data/Cloud	58,492,951	26.9%	27.4%	57,678,330	26.1%	28.2%
Social/Mobile	52,580,211	24.2%	24.6%	38,528,143	17.5%	18.8%
Marketplaces	42,607,676	19.6%	20.0%	32,653,518	14.8%	15.9%
Sustainability	959,192	0.5%	0.5%	1,069,862	0.5%	0.5%
Total	$217,191,170	100.0%	101.8%	$220,588,493	100.0%	107.7%

	As of September 30, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$169,063,416	77.8%	79.2%	$165,871,083	75.2%	81.0%
Mid-west	537,273	0.3%	0.3%	593,702	0.3%	0.3%
Northeast	5,030,332	2.3%	2.4%	23,394,640	10.6%	11.4%
International	42,560,149	19.6%	19.9%	30,729,068	13.9%	15.0%
Total	$217,191,170	100.0%	101.8%	$220,588,493	100.0%	107.7%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2018 and December 31, 2017 are as follows:

	As of September 30, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$46,633,246	$46,633,246
Preferred Stock	—	—	98,531,464	98,531,464
Debt Investments	—	—	5,092,767	5,092,767
Warrants	—	—	897,562	897,562
Private Portfolio Companies	—	—	151,155,039	151,155,039
Publicly Traded Portfolio Companies
Common Stock	66,036,131	—	—	66,036,131
Total Portfolio Investments	66,036,131	—	151,155,039	217,191,170
Non-Portfolio Investments
U.S. Treasury bills	99,983,000	—	—	99,983,000
Total Investments at Fair Value	$166,019,131	$—	$151,155,039	$317,174,170

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$86,824,096	$86,824,096
Preferred Stock	—	—	120,253,822	120,253,822
Debt Investments	—	—	4,916,578	4,916,578
Warrants	—	—	433,997	433,997
Private Portfolio Companies	—	—	212,428,493	212,428,493
Publicly Traded Portfolio Companies
Common Stock	8,160,000	—	—	8,160,000
Total Portfolio Investments	8,160,000	—	212,428,493	220,588,493
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$108,154,000	$—	$212,428,493	$320,582,493

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2018 and December 31, 2017. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of September 30, 2018

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$46,633,246	Market approach	Revenue multiples	1.93x - 3.92x (3.41x)
			Liquidation value	N/A
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$98,531,464	Market approach	Precedent transactions	2.60x - 3.07x (2.68x)
			Revenue multiples	1.87x - 4.38x (3.42x)
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
		PWERM	Revenue multiples	1.88x - 6.59x (2.77x)
Debt investments	$5,092,767	Market approach	Revenue multiples	1.87x - 3.81x (2.04x)
		PWERM	Revenue multiples	1.95x - 6.59x (3.83x)
			Liquidation value	N/A
Warrants	$897,562	Option pricing model	Term to expiration (Years)	0.2-3.0 (1.9)
			Volatility	26.3%-36.0% (33.2%)

________________________

(1)
As of September 30, 2018, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(2)
The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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
September 30, 2018

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

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2018 as follows:

	Nine Months Ended September 30, 2018
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2017	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Transfers out of Level 3(1)	(41,707,506)	(7,734,804)	—	—	(49,442,310)
Purchases, capitalized fees and interest	6,431,508	2,177	467,140	30,647	6,931,472
Sales/Maturity of investments(2)	(6,910,798)	(16,958,428)	(592,129)	—	(24,461,355)
Exercises and conversions(1)	5,537,205	(5,514,077)	—	(23,128)	—
Amortization of fixed income security premiums and discounts	—	—	25,909	—	25,909
Realized gains/(losses)	(1,567,122)	(10,458,567)	(680)	—	(12,026,369)
Net change in unrealized appreciation/(depreciation) included in earnings	(1,974,137)	18,941,341	275,949	456,046	17,699,199
Fair Value as of September 30, 2018	$46,633,246	$98,531,464	$5,092,767	$897,562	$151,155,039
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2018	$1,380,236	$3,222,804	$275,259	$479,175	$5,357,474
________________________

(1)	During the nine months ended September 30, 2018, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Dropbox, Inc.	Preferred shares, Series A-1 & Common shares	Public Common Shares (Level 2)
Spotify Technology S.A.	Common shares	Public Common Shares (Level 1)
Curious.com, Inc.	Preferred shares, Series B	Common shares

(2)
Sales of investments includes escrow proceeds receivable of approximately $2.5 million from the sale of the Company’s investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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
September 30, 2018

Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2018 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2018	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 12% Due 12/31/2018***(10)	$605,637	$38,784	$560,199	$47,936	$—	$—	$(63,061)	$545,074	0.26%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 1/15/2018***(8)	$—	2,369	592,129	—	(592,129)	(680)	680	—	—%
Total Global Innovation Platform		41,153	1,152,328	47,936	(592,129)	(680)	(62,381)	545,074	0.26%
Total Debt Investments		$41,153	$1,152,328	$47,936	$(592,129)	$(680)	$(62,381)	$545,074	0.26%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(12)	14,300,000	$350,000	$1,069,862	$—	$—	$—	$(110,670)	$959,192	0.45%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	5,390,842	—	—	—	3,051,508	8,442,350	3.96%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,885,644	—	—	—	1,067,376	2,953,020	1.38%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	326,022	—	—	—	184,546	510,568	0.24%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	543,370	—	—	—	307,576	850,946	0.40%
Total Global Innovation Platform		—	8,145,878	—	—	—	4,611,006	12,756,884	5.98%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2018	Percentage of Net Assets
Interactive Learning
StormWind, LLC–Preferred shares, Series C 8%(3)	2,779,134	—	7,223,904	—	—	—	1,178,779	8,402,683	3.94%
StormWind, LLC–Preferred shares, Series B 8%(3)	3,279,629	—	5,804,472	—	—	—	195,576	6,000,048	2.81%
StormWind, LLC–Preferred shares, Series A 8%(3)	366,666	—	425,342	—	—	—	155,523	580,865	0.27%
Total Interactive Learning		—	13,453,718	—	—	—	1,529,879	14,983,597	7.02%
Total Preferred Stock		$350,000	$22,669,458	$—	$—	$—	$6,030,215	$28,699,673	13.45%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2019	187,500	$—	$1,875	$—	$—	$—	$108,750	$110,625	0.05%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2019	500,000	—	160,000	—	—	—	335,000	495,000	0.23%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	102,500	—	—	—	165,000	267,500	0.13%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	41,000	—	—	—	(33,444)	7,556	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	80,000	—	—	—	(70,556)	9,444	0.00%
Total Global Innovation Platform		—	385,375	—	—	—	504,750	890,125	0.42%
Total Warrants		$—	$385,375	$—	$—	$—	$504,750	$890,125	0.42%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2018	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$391,153	$24,207,161	$47,936	$(592,129)	$(680)	$6,472,584	$30,134,871	14.12%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 8% Due 11/26/2018***(4)	$1,259,712	$75,376	$1,259,712	$—	$—	$—	$—	$1,259,712	0.59%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 10/31/2018(7)	$2,102,384	236,856	1,067,639	128,291	(30,647)	—	1,988,293	3,153,576	1.48%
Ozy Media, Inc.–Promissory Note 10% Due 2/12/2018***(7)	$—	2,384	—	100,000	(100,000)	—	—	—	—%
Total Digital Media Platform		239,240	1,067,639	228,291	(130,647)	—	1,988,293	3,153,576	1.48%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018(6)(9)	$2,327,727	207,069	1,120,329	212,254	—	—	(1,332,583)	—	—%
Total Debt Investments		$521,685	$3,447,680	$440,545	$(130,647)	$—	$655,710	$4,413,288	2.07%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$989,489	$—	$—	$—	$(337,693)	$651,796	0.31%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	480,184	—	—	—	(480,184)	—	—%
Total Corporate Education		—	1,469,673	—	—	—	(817,877)	651,796	0.31%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	10,716,390	—	382,678	—	—	—	(382,678)	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2018	Percentage of Net Assets
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	500,000	—	—	—	(250,000)	250,000	0.12%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	581,917	—	—	—	(306,352)	275,565	0.13%
Total Education Media Platform		—	1,081,917	—	—	—	(556,352)	525,565	0.26%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	501,240	—	—	—	(286,484)	214,756	0.10%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	50,000	—	—	—	(28,577)	21,423	0.01%
Total Knowledge Networks		—	551,240	—	—	—	(315,061)	236,179	0.11%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	2,367,022	—	—	—	(2,367,022)	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	1,419,810	—	—	—	(1,419,810)	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	236,635	—	—	—	(236,635)	—	—%
Total Digital Media Platform		—	4,023,467	—	—	—	(4,023,467)	—	—%
Total Preferred Stock		$—	$7,508,975	$—	$—	$—	$(6,095,435)	$1,413,540	0.66%
Warrants
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 11/26/2018(5)	16,903	$—	$2,366	$—	$—	$—	$5,071	$7,437	0.00%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(7)	295,565	—	—	30,647	—	—	(30,647)	—	—%
Total Warrants		$—	$2,366	$30,647	$—	$—	$(25,576)	$7,437	0.00%
Common Stock
Online Education
Curious.com, Inc.–Common shares(11)	1,135,944	$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
Total Common Stock		$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$521,685	$16,473,098	$471,192	$(130,647)	$—	$(10,979,378)	$5,834,265	2.73%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

____________________

*
All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company's board of directors. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s and GSV Asset Management’s officers and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s board of directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

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

(4)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note. Subsequent to period end, GSV Capital Corp. agreed to extend the maturity of the Senior Subordinated Convertible Promissory Note to CUX, Inc. (d/b/a CorpU) until February 14, 2020, with a new interest rate of 10%. Accrued interest will continue to be compounded annually on November 26 of the current and each subsequent year until repaid.

(5)
On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018. On July 31, 2018, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp.'s Series D warrants until November 26, 2018. Subsequent to period end and in connection with the extension of the maturity date on the related debt investment, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp's Series D warrants until February 14, 2020.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

(7)
Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. Effective August 17, 2018, Ozy Media Inc. executed an additional debt amendment, which expanded its borrowing limit. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for 295,565 shares of Ozy Media Inc.'s common stock. Subsequent to period-end, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(8)	On January 12, 2018, the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was repaid, with interest.

(9)	As of September 30, 2018, the investments noted had been placed on non-accrual status.

(10)
Effective July 31, 2018, GSV Capital Corp. agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the new note.

(11)
On June 8, 2018, Curious.com, Inc. completed a recapitalization and issued new Series C preferred shares. In connection with the offering, GSV Capital Corp.'s 3,407,834 Series B preferred shares were converted into common shares. Additionally, a 1:3 reverse stock split was declared on the now common shares.

(12)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the nine months ended September 30, 2018, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $350,000 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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
September 30, 2018

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

During the three and nine months ended September 30, 2018, the Company repurchased 575,958 and 1,071,390 shares, respectively, of the Company’s common stock pursuant to the Share Repurchase Program for an average share price of $7.07 and $6.99, respectively, or approximately $4.1 million and $7.5 million, respectively, in aggregate. As of September 30, 2018, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $2.6 million.

No new shares of the Company’s common stock were issued during the three and nine months ended September 30, 2018.

NOTE 6—NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per common share–basic:
Net increase in net assets resulting from operations	$328,810	$10,071,004	$16,125,108	$20,051,965
Weighted-average common shares–basic	20,462,626	22,000,571	20,858,192	22,120,198
Earnings per common share–basic	$0.02	$0.46	$0.77	$0.91
Earnings per common share–diluted:
Net increase in net assets resulting from operations	$328,810	$10,071,004	$16,125,108	$20,051,965
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018(1)	—	1,124,917	2,559,682	3,366,801
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	—	1,148,646	—
Net increase in net assets resulting from operations, as adjusted	$328,810	$11,195,921	$19,833,436	$23,418,766
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018(1)	—	5,751,815	4,314,340	5,751,815
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	—	2,555,902	—
Weighted-average common shares outstanding–diluted	20,462,626	27,752,386	27,728,434	27,872,013
Earnings per common share–diluted	$0.02	$0.40	$0.72	$0.84
_________________________

(1)
For the three months ended September 30, 2018, 7,173,218 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2018 and December 31, 2017, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Basic Share Data	2018	2017	2018	2017
Net asset value at beginning of period	$10.46	$9.11	$9.64	$8.66
Net investment loss(1)	(0.19)	(0.30)	(0.45)	(0.78)
Net realized gain/(loss) on investments(1)	(0.49)	0.05	(0.36)	(1.10)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	—	(0.02)	—
Net change in unrealized appreciation of investments(1)	0.69	0.71	1.54	2.79
Benefit from taxes on unrealized depreciation of investments(1)	0.01	—	0.06	—
Repurchase of common stock(1)	0.10	0.12	0.17	0.12
Net asset value at end of period	$10.58	$9.69	$10.58	$9.69
Per share market value at end of period	$6.91	$5.41	$6.91	$5.41
Total return based on market value(2)	0.73%	24.65%	26.79%	7.55%
Total return based on net asset value(2)	1.15%	6.37%	9.75%	11.89%
Shares outstanding at end of period	20,174,955	21,606,894	20,174,955	21,606,894
Ratios/Supplemental Data:
Net assets at end of period	$213,403,364	$209,379,965	$213,403,364	$209,379,965
Average net assets	$214,704,044	$201,557,182	$210,108,076	$196,478,030
Ratio of gross operating expenses to average net assets(3)	8.51%	13.73%	10.18%	12.74%
Ratio of incentive fee waiver to average net assets(3)	—%	—%	(2.38)%	—%
Ratio of management fee waiver to average net assets(3)	(0.19)%	(0.34)%	(0.42)%	(0.36)%
Ratio of net operating expenses to average net assets(3)	8.32%	13.34%	7.38%	12.36%
Ratio of net investment loss to average net assets(3)	(7.30)%	(13.04)%	(5.95)%	(11.78)%
Portfolio Turnover Ratio	2.98%	—%	3.08%	—%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses, including the $5.0 million accrued incentive fee forfeiture pursuant to the Waiver Agreement, are not annualized. For the three and nine months ended September 30, 2018, the Company excluded $0 and $352,667 of non-recurring expenses, respectively and did not annualize the incentive fee waiver. For the three and nine months ended September 30, 2017, the Company did

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

As of September 30, 2018 and December 31, 2017, the Company recorded a deferred tax liability of approximately $6.0 million and $7.6 million, respectively, of which approximately $6.1 million and $6.1 million have been recorded in the event that such gains are recognized by December 31, 2018, and approximately $(0.1) million and $1.5 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.

For U.S. federal and state income tax purposes, a portion of the GSVC Holdings’ net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2014–2017 and 2013–2017, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2018, there were no interest or penalties incurred related to uncertain tax positions.

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

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date.

The table below shows a reconciliation from the aggregate principal amount of 5.25% Convertible Senior Notes due 2018 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2018	December 31, 2017
Aggregate principal amount of 5.25% Convertible Senior Notes due 2018	$49,982,000	$69,000,000
Unamortized embedded derivative discount	(24,269)	(111,143)
Direct deduction of deferred debt issuance costs	(108,458)	(506,308)
Repayment upon maturity	(49,849,273)	—
5.25% Convertible Senior Notes due 2018 Payable	$—	$68,382,549

As of September 30, 2018 and December 31, 2017, the principal amount of the 5.25% Convertible Senior Notes due 2018 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

The 5.25% Convertible Senior Notes due 2018 were the Company’s senior, unsecured obligations and ranked senior in right of payment to any future indebtedness that was expressly subordinated in right of payment to the 5.25% Convertible Senior Notes due 2018, equal in right of payment to the 4.75% Convertible Senior Notes due 2023 (defined below) and any future unsecured indebtedness that was not so subordinated to the 5.25% Convertible Senior Notes due 2018, effectively junior to any existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, including, without limitation, any borrowings under the Credit Facility (defined below), and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

The 5.25% Convertible Senior Notes due 2018 contained an interest make-whole payment provision pursuant to which holders who converted their notes prior to September 15, 2016, would receive, in addition to a number of shares of the Company’s common stock calculated at the applicable conversion rate for the principal amount of 5.25% Convertible Senior Notes due 2018 being converted, the cash proceeds from the sale by the escrow agent of the portion of the U.S. Treasury strips in the escrow account that were remaining with respect to any of the first six interest payments that had not been made on the 5.25% Convertible Senior Notes due 2018 being converted. Under FASB ASC 815-10-15-74(a), the interest make-whole payment was considered an embedded derivative and was separated from the host contract, the 5.25% Convertible Senior Notes due 2018, and carried at fair value. The interest make-whole payment provision expired on September 15, 2016 rendering the embedded derivative with no value; however the original value of the embedded derivative of $0.7 million continued to be amortized over the life of the 5.25% Convertible Senior Notes due 2018.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

	September 30, 2018	December 31, 2017
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$—
Direct deduction of deferred debt issuance costs	$(1,658,528)	$—
4.75% Convertible Senior Notes due 2023 Payable	$38,341,472	$—

As of September 30, 2018 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $111.0 million in the aggregate through maturity of the 5.25% Convertible Senior Notes due 2018 on September 15, 2018, and $70.0 million in the aggregate thereafter), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement, and the occurrence of a material adverse effect. As of September 30, 2018, the Company was in compliance with all covenants of the Credit Facility.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

The Credit Facility is secured by substantially all of the Company’s property and assets. As of September 30, 2018, the Company had no borrowings outstanding under the Credit Facility.

For the three and nine months ended September 30, 2018, the Company had average borrowings outstanding under the Credit Facility of $0. For the year ended December 31, 2017 the Company had average borrowings outstanding of $460,274.

NOTE 11—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2018 through November 7, 2018, the Company did not purchase any investments.

From October 1, 2018 through November 7, 2018, the Company did not exit in any investments.

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

Share Repurchase Program

On November 1, 2018, our board of directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” for additional information on the Share Repurchase Program.

From October 1, 2018 through November 7, 2018, the Company repurchased 259,954 additional shares under the Share Repurchase Program for an aggregate purchase price of $1.8 million.

NOTE 12—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of September 30, 2018, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Income Statement Data for the Three Months Ended:	September 30, 2018	September 30, 2017
Revenue	$4,765,321	$5,745,750
Gross profit	3,062,327	4,623,687
Loss from operations	(3,089,840)	(729,028)
Total net loss including net loss attributable to non-controlling interest	(3,089,840)	(729,028)
Net loss attributable to non-controlling interest	—	—

Income Statement Data For the Nine Months Ended:	September 30, 2018	September 30, 2017
Revenue	$15,290,445	$17,442,574
Gross profit	11,247,642	14,229,837
Loss from operations	(6,145,548)	(2,128,030)
Total net loss including net loss attributable to non-controlling interest	(6,145,548)	(2,128,030)
Net loss attributable to non-controlling interest	—	—

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

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (or "BDC") under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria. In regard to the regulatory requirements for BDCs under the 1940 Act, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any on-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

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

Management and Incentive Fee Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before we pay any incentive fee to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to a one-time forfeiture of $5.0 million of previously accrued but unpaid incentive fees. “Note 3 - Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2018 for more information regarding the Waiver Agreement.

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

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2018, of all of our portfolio investments, excluding U.S. Treasury bills, was $217,191,170.

During the nine months ended September 30, 2018, we funded investments in an aggregate amount of $6,661,416 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Ozy Media, Inc.(1)	Promissory Note 10% Due 2/12/2018	1/12/2018	$100,000
SharesPost, Inc.(2)	Common shares	6/15/2018	$100,221
Knewton, Inc.	Unsecured Convertible Promissory Note 8% due 12/31/2019	7/23/2018	$134,405
Nextdoor.com, Inc.	Common shares	9/27/2018	$6,326,790
Total			$6,661,416

__________________

(1)
During the period, Ozy Media, Inc.’s obligations under its financing arrangements with us became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018, or December 31, 2018 if certain conditions are satisfied. Effective August 17, 2018, Ozy Media Inc. executed an additional debt amendment, which expanded its borrowing limit. In consideration for amending and restating the existing notes, we were issued warrants exercisable for 295,565 shares of Ozy Media Inc.'s common stock.

(2)	On June 15, 2018 we exercised our 770,934 warrants to purchase shares of SharesPost, Inc.'s common stock, with a $0.13 strike price.

During the nine months ended September 30, 2018, we capitalized fees of $15,174.

During the nine months ended September 30, 2018, we sold investments or received repayments from portfolio companies in an amount of $32,395,839, net of transaction costs, and realized a net loss on investments of approximately $7,533,163 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(4)
Chegg, Inc.	1/3/2018	1,897	$16.78	$31,831	$9,018
Chegg, Inc.	1/4/2018	9,103	16.79	152,799	43,327
Chegg, Inc.	1/5/2018	36,212	16.78	607,623	172,139
Chegg, Inc.	1/8/2018	15,888	16.86	267,905	76,837
Chegg, Inc.	1/9/2018	36,900	16.78	619,356	175,598
Chegg, Inc.	2/13/2018	200,000	19.31	3,861,271	1,457,883
Chegg, Inc.(2)	2/20/2018	200,000	19.53	3,905,530	1,503,045
		500,000	18.89	9,446,315	3,437,847
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	1/12/2018	N/A	N/A	592,129	(680)
Avenues Global Holdings, LLC	1/22/2018	10,014,270	0.59	5,923,795	(4,228,059)
General Assembly Space, Inc.(5)	6/12/2018	259,765	35.93	7,820,191	3,331,890
Lytro, Inc.(6)	8/1/2018	3,537,539	0.22	791,596	(9,711,762)
SugarCRM, Inc.(7)	8/30/2018	1,897,933	1.39	2,645,183	(4,332,777)
DreamBox Learning, Inc.(8)	9/5/2018	10,738,831	0.48	5,176,630	2,916,251
Total				$32,395,839	$(8,587,290)

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	As of February 22, 2018, all remaining shares of Chegg, Inc. held by us had been sold.

(3)	Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018

(4)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(5)
On April 16, 2018, Adecco Group, a Swiss staffing company, announced that it was acquiring technology education provider General Assembly Space, Inc. for $412.5 million, including debt financing. We have received approximately $7.8 million in net proceeds as a result of the transaction, with approximately $1.5 million of additional proceeds currently being held in escrow. We expect to receive the escrow in 2019.

(6)
On March 27, 2018, Lytro, Inc. announced that it was preparing to wind down the company over an unspecified period of time. Google LLC acquired Lytro, Inc.’s intellectual property and certain other assets. As a result of the transaction, we have received $0.8 million in net proceeds and expects to receive approximately $0.4 million in additional proceeds currently held in escrow. We expect to receive the proceeds held in escrow in 2019.

(7)
On June 14, 2018, SugarCRM, Inc. entered into an agreement to be purchased by AKKR Candy Holdings, Inc. As a result of the transaction, we have received $2.6 million in net proceeds and expects to receive approximately $0.3 million in additional proceeds currently held in escrow. We expect to receive the proceeds held in escrow in 2019.

(8)
On July 18, 2018, DreamBox Learning, Inc. entered into a definitive agreement to be acquired by a wholly owned subsidiary of DreamBox Learning Holding, LLC, an entity owned by The Rise Fund Deneb, LP. As a result of the transaction, we have received $5.2 million in proceeds and expects to receive approximately $0.3 million in additional proceeds currently held in escrow. We expect to receive the proceeds held in escrow in 2019.

During the nine months ended September 30, 2018 we did not write-off any investments.

During the three and nine months ended September 30, 2017, we did not purchase or close on any investments. We did, however, pay $2,080 in capitalized fees. The table below summarizes the portfolio investments we wrote-off and sold during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Portfolio Company	Net Proceeds	Realized Gain/(Loss)(1)	Net Proceeds	Realized Gain/(Loss)(1)
AliphCom, Inc. (d/b/a Jawbone)			$—	$(793,152)
AlwaysOn, Inc.			—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)			—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)			—	(2,448,959)
EarlyShares.com, Inc.			—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)			—	(4,959,614)
Global Education Learning (Holdings) Ltd.			—	(675,495)
Snap, Inc.	4,033,360	31,090	4,033,360	31,090
Chegg, Inc.	5,739,897	990,489	5,739,897	990,489
Total Disposals	$9,773,257	$1,021,579	$9,773,257	$(24,344,333)

_______________________

(1)	Realized gain/(loss) exclude any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

Results of Operations - Comparison of the three and nine months ended September 30, 2018 and 2017

Operating results for the three and nine months ended September 30, 2018, and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Investment Income	$246,352	$174,912	$1,087,760	$883,964
Interest income	246,352	(88)	737,760	335,868
Dividend income	—	175,000	350,000	475,000
Other income	—	—	—	73,096
Gross Operating Expenses	$4,556,625	$6,975,539	$16,297,703	$18,727,464
Incentive fee waiver	—	—	(5,000,000)	—
Management fee waiver	(402,074)	(174,666)	(892,421)	(526,366)
Net Operating Expenses	$4,154,551	$6,800,873	$10,405,282	$18,201,098
Management fees	1,345,090	1,397,332	3,954,732	4,210,932
Incentive fees	804,520	3,334,052	4,863,939	7,482,185
Costs incurred under Administration Agreement	355,599	472,413	1,176,857	1,453,007
Directors’ fees	86,250	86,250	258,750	242,230
Professional fees	552,179	353,933	1,218,875	1,318,931
Interest expense	1,311,534	1,207,548	3,925,292	3,489,381
Income tax expense	(6,235)	4,889	142,264	51,379
Other expenses	107,688	119,122	756,994	479,419
Net Investment Loss	$(3,908,199)	$(6,625,961)	$(9,317,522)	$(17,317,134)
Net realized gain/(loss) on investments	(10,119,771)	1,033,577	(7,533,163)	(24,327,082)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	(397,846)	—
Net change in unrealized appreciation of investments	14,142,375	15,636,683	32,148,365	61,669,476
Benefit from taxes on unrealized depreciation of investments	$214,404	$26,705	$1,225,275	$26,705
Net Increase in Net Assets Resulting from Operations	$328,810	$10,071,004	$16,125,108	$20,051,965

Investment Income

Investment income increased to $246,352 for the three months ended September 30, 2018 from $174,912 for the three months ended September 30, 2017. The increase between periods was primarily due to increased interest income related to our debt investments in Ozy Media, Inc., NestGSV, Inc. (d.b.a. GSV Labs, Inc.) and CUX, Inc. (d/b/a CorpU) and interest on cash balances. The increase was partially offset by a decrease between periods in dividend income from our investment in SPBRX, Inc.

Investment income increased to $1,087,760 for the nine months ended September 30, 2018, from $883,964 for the nine months ended September 30, 2017. The increase between periods was primarily due to increased interest income related to our debt investments in Ozy Media, Inc., NestGSV, Inc. (d.b.a. GSV Labs, Inc.) and CUX, Inc. (d/b/a CorpU) and interest on cash balances. The increase was partially offset by a decrease between periods in dividend income from our investment in SPBRX, Inc.

Operating Expenses

Total operating expenses, net of waiver of management and incentive fees, decreased to $4,154,551 for the three months ended September 30, 2018, from $6,800,873 for the three months ended September 30, 2017. The decrease between periods was primarily due to a decrease in the accrued incentive fees and to a lesser extent, an increase in GSV Asset Management’s management fee waiver and costs incurred under Administration Agreement. The increase in GSV Asset Management’s management fee waiver under the Waiver Agreement during the three months ended September 30, 2018 resulted primarily from the exclusion of our cash balance from the calculation of the base management fee. The decrease in total operating expenses between periods was partially offset by an increase in interest expense between periods due to the issuance of the 4.75% Convertible Senior Notes due 2023 and professional fees.

Total operating expenses, net of waiver of management and incentive fees, decreased to $10,405,282 for the nine months ended September 30, 2018, from $18,201,098 for the nine months ended September 30, 2017. The decrease between periods was primarily due to GSV Asset Management’s one-time forfeiture of $5.0 million of previously accrued but unpaid incentive fees pursuant to the Waiver Agreement, as well as lower accrued incentive fees for the nine months ended September 30, 2018.

Net Investment Loss

For the three months ended September 30, 2018, we recognized a net investment loss of $3,908,199, compared to a net investment loss of $6,625,961 for the three months ended September 30, 2017. The change between periods resulted from the decrease in operating expenses, net of waiver of management fees, as discussed above, and an increase in total investment income between periods.

For the nine months ended September 30, 2018, we recognized a net investment loss of $9,317,522, compared to a net investment loss of $17,317,134 for the nine months ended September 30, 2017. The change between periods resulted from the decrease in operating expenses, net of waiver of management and incentive fees, as discussed above, and an increase in total investment income between periods.

Net Realized Gain/(Loss) on Investments

For the three months ended September 30, 2018, we recognized a net realized loss of $10,119,771 on our investments, compared to a net realized gain of $1,033,577 for the three months ended September 30, 2017. The components of our net realized gains and losses on portfolio investments for the three months ended September 30, 2018 and 2017, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the nine months ended September 30, 2018, we recognized a net realized loss of $7,533,163 on our investments, compared to a net realized loss of $24,327,082 for the nine months ended September 30, 2017. The components of our net realized gains and losses on portfolio investments for the nine months ended September 30, 2018 and 2017, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2018, we had a net change in unrealized appreciation of $14,142,375. For the three months ended September 30, 2017, we had a net change in unrealized appreciation of $15,636,683. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended September 30, 2018 and 2017.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2018	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2017
Lytro, Inc.(1)	$9,528,386	JAMF Holdings, Inc.	$14,601,826
SugarCRM, Inc.(1)	3,899,110	Spotify Technology S.A.	5,250,385
Spotify Technology S.A.	2,963,182	StormWind, LLC	4,743,771
Coursera, Inc.	2,280,277	Chegg, Inc.	1,820,621
Enjoy, Inc.	1,617,887	Dropbox, Inc.	1,584,490
Lyft, Inc.	1,192,014	Ozy Media, Inc.	(1,036,364)
Course Hero, Inc.	1,112,032	General Assembly Space, Inc.	(1,077,414)
Dropbox, Inc.	(2,054,477)	Avenues Global Holdings, LLC	(1,358,960)
Ozy Media, Inc.	(2,205,441)	Maven Research, Inc.	(1,600,515)
DreamBox Learning, Inc.(1)	(3,424,488)	Curious.com Inc.	(2,973,142)
		Declara, Inc.	(4,216,360)
Other(2)	(766,107)	Other(2)	(101,655)
Total	$14,142,375	Total	$15,636,683
_______________________

(1)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2018 or 2017.

For the nine months ended September 30, 2018, we had a net change in unrealized appreciation of $32,148,365. For the nine months ended September 30, 2017, we had a net change in unrealized appreciation of $61,669,476. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the nine months ended September 30, 2018 and 2017.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2018	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2017
Spotify Technology S.A.	$11,831,081	JAMF Holdings, Inc.	$21,321,024
Lytro, Inc.(2)	8,387,816	Beamreach Solar, Inc. (f/k/a Solexel, Inc.)(1)	14,272,843
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	5,053,374	Spotify Technology S.A.	13,351,893
Dropbox, Inc.	5,600,285	Chegg, Inc.(2)	7,628,129
Lyft, Inc.	4,571,494	Orchestra One, Inc. (f/k/a Learnist, Inc.)(1)	4,959,614
Avenues Global Holdings, LLC(2)	4,243,435	StormWind, LLC	4,743,772
SugarCRM, Inc.(2)	3,753,157	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	4,019,767
Course Hero, Inc.	2,369,460	Coursera, Inc.	3,854,113
Coursera, Inc.	2,280,277	Dropbox, Inc.	3,331,446
StormWind, LLC	1,529,880	Cricket Media (f/k/a ePals, Inc.)(1)	2,448,959
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	1,091,195	AlwaysOn, Inc.(1)	1,903,414
Aspiration Partners, Inc.	(1,360,049)	Aspiration Partners, Inc.	1,451,623
Declara Inc.	(1,715,261)	Lyft, Inc.	1,343,714
Ozy Media, Inc.	(2,065,822)	Ozy Media, Inc.	(1,146,364)
Chegg, Inc.(2)	(2,151,532)	Avenues Global Holdings, LLC	(1,614,324)
General Assembly Space, Inc.(2)	(4,840,905)	Maven Research, Inc.	(1,673,885)
Curious.com Inc.	(5,514,077)	General Assembly Space, Inc.	(1,861,905)
		SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(2,942,585)
		Curious.com, Inc.	(4,024,767)
		Declara, Inc.	(4,609,294)
		Palantir Technologies, Inc.	(5,008,564)
Other(3)	(915,444)	Other(3)	(79,147)
Total	$32,148,364	Total	$61,669,476
_______________________

(1)	The change in unrealized appreciation for these investments resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2018 or 2017.

Recent Developments

Portfolio Activity

Please refer to “Note 11—Subsequent Events” to our condensed consolidated financial statements as of September 30, 2018 for details regarding activity in our investment portfolio from October 1, 2018 through November 7, 2018.

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

Share Repurchase Program

On November 1, 2018, our board of directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” to our condensed consolidated financial statements as of September 30, 2018 for additional information on the Share Repurchase Program.

From October 1, 2018 through November 7, 2018, we repurchased 259,954 additional shares under the Share Repurchase Program for an aggregate purchase price of $1.8 million.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. In addition, during the nine months ended September 30, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023,as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2018.

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date.

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the nine months ended September 30, 2018 and 2017, our operating expenses, net of any fee waivers, were $10,405,282 and $18,201,098, respectively.

Cash Reserves and Liquid Securities	September 30, 2018	December 31, 2017
Cash	$36,623,050	$59,838,600
Borrowing availability under the Credit Facility(1)	12,000,000	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	66,036,131	8,160,000
Subject to other sales restrictions	—	—
Total securities of publicly traded portfolio companies	66,036,131	8,160,000
Total Cash Reserves and Liquid Securities	$114,659,180	$79,998,600

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of September 30, 2018 and December 31, 2017. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2018 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of September 30, 2018, this balance represents our shares of common stock in Spotify Technology S.A. and Dropbox, Inc.

During the nine months ended September 30, 2018, cash decreased to $36,623,050 from $59,838,600 at the beginning of the year. The decrease in cash was primarily due to the repayment of 5.25% Convertible Senior Notes due 2018 of approximately $69.3 million, approximately $7.5 million in cash used under the Share Repurchase Program, and approximately $6.7 million in cash used to make additional investments, partially offset by the receipt of net proceeds from the issuance of $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023 and approximately $32.4 million in net proceeds from the sale of certain portfolio investments.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$89.6	$89.6	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	40.0	—	—	40.0	—
Total	$129.6	$89.6	$—	$40.0	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on October 4, 2018, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.

(2)	The total unused amount available under the Credit Facility as of September 30, 2018 was $12.0 million.

(3)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the nine months ended September 30, 2018.

(4)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of September 30, 2018. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2018 for more information.

Share Repurchase Program

During the nine months ended September 30, 2018, we repurchased 1,071,390 shares of our common stock pursuant to the Share Repurchase Program at an average price of $6.99 per share, or approximately $7.5 million in aggregate. As of September 30, 2018, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $2.6 million. For more information on the Share Repurchase Program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank has agreed to provide us with the $12.0 million Credit Facility, which, among other things, matures on May 31, 2019 and bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2018 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the nine months ended September 30, 2018 or the year ended December 31, 2017.

5.25% Convertible Senior Notes due 2018 - Tender Offer, Repurchase, and Repayment

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

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date. Refer to “Note 10—Debt

Capital Activities” to our condensed consolidated financial statements as of September 30, 2018 for more information regarding the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023 - Issuance

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.3 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we are required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and are required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2018 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our board of directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2018. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 2 - Significant Accounting Policies - U.S. Federal and State Income Taxes” and “Note 9 - Income Taxes” to our condensed consolidated financial statements as of September 30, 2018 for more information.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2018 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2018 for more information.

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

As of September 30, 2018, all of our debt investments and outstanding borrowings bore fixed rates of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our September 30, 2018 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the nine months ended September 30, 2018, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDC's that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$270,000	$270,000
Up 200 Basis points	$—	$180,000	$180,000
Up 100 Basis points	$—	$90,000	$90,000
Down 100 Basis points	$—	$(90,000)	$(90,000)
Down 200 Basis points	$—	$(180,000)	$(180,000)
Down 300 Basis points	$—	$(270,000)	$(270,000)

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the nine months ended September 30, 2018. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the nine months ended September 30, 2018, our actual average borrowings under the Credit Facility were $0.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently a party to any pending material legal proceedings.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018, and in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2018, filed with the SEC on May 10, 2018, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2018 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. During the three months ended September 30, 2018, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in “Item 1A Risk Factors” of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the nine months ended September 30, 2018 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
January 1 through January 31, 2018	—		—	$5,066,123
February 1 through February 28, 2018	179,807	$6.90	179,807	3,825,455
March 1 through March 31, 2018	—		—	3,825,455
April 1 through April 30, 2018	—		—	3,825,455
May 1 through May 31, 2018	105,047	6.94	90,047	8,200,529
June 1 through June 30, 2018	227,006	6.84	225,578	6,655,571
July 1 through July 31, 2018	195,402	7.01	195,402	5,285,086
August 1 through August 31, 2018	192,718	7.17	192,718	3,900,423
September 1 through September 30, 2018(3)	187,838	7.02	187,838	2,581,513
Total	1,087,818		1,071,390

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our board of directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our board of directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s board of directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended September 30, 2018, we repurchased 575,958 shares of our common stock for approximately $4.1 million under the Share Repurchase Program.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)
Subsequent to period-end, through November 7, 2018, we repurchased 259,954 additional shares of our common stock pursuant to the Share Repurchase Program for an aggregate purchase price of $1.8 million.

(4)
On November 1, 2018, the Company’s board of directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. This additional $5.0 million allocation is not included in the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program as of September 30, 2018. As of November 7, 2018, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $5.8 million.

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

GSV CAPITAL CORP.

Date: November 8, 2018	By:	/s/ Mark D. Klein
Mark D. Klein President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Allison Green
Allison Green SVP Finance, Controller, Treasurer and Secretary (Principal Financial and Accounting Officer)