Form 10-K
period 2018-12-31
GSV Capital Corp.
filed 2019-04-18
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00852
____________________________

GSV Capital Corp.
(Exact name of registrant as specified in its charter)
____________________________

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)
345 California Street, Suite 600, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

(650) 235-4769
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 29, 2018, based on the closing price on that date of $6.86 on the Nasdaq Capital Market, was $142,351,263. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. There were 19,762,647 shares of the Registrant’s common stock outstanding as of April 17, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2019 annual meeting of stockholders (the “2019 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

GSV CAPITAL CORP.

i

PART I

Item 1.	Business

GSV Capital

GSV Capital Corp. (the “Company,” “we,” “our” or “GSV Capital”), a Maryland corporation, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations upon completion of our initial public offering (“IPO”) in May 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria. Our investment activities are supervised by our Board of Directors and managed by our investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), and our administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provides the administrative services necessary for us to operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

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

Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC”. The net asset value per share of our common stock on December 31, 2018 was $9.89. On April 17, 2019, the last reported sale price of a share of our common stock on the Nasdaq Capital Market was $6.52.

Internalization of Operating Structure

On and effective March 12, 2019 (the “Effective Date”), our Board of Directors approved internalizing our operating structure (our “Internalization”) and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as of the Effective Date.

In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement (as such terms are defined in this Form 10-K) were terminated as of the Effective Date.  As of such date, we entered into a Consulting Agreement with Michael T. Moe (the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management), pursuant to which Mr. Moe will provide certain services to us in connection with our transition to an internally managed operating structure. We also entered into an Amended and Restated Trademark License Agreement with GSV Asset Management to continue to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC.”

In connection with our Internalization, Mr. Moe resigned from our Board of Directors, and our Board of Directors reduced the number of directors that constitute our full Board of Directors to five directors from six directors in accordance with our bylaws.

Except as otherwise disclosed herein, this Form 10-K discusses our business and operations as an externally managed BDC during the period covered by this Form 10-K and through the Effective Date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K for additional information regarding the forgoing and our Internalization.

About GSV Asset Management

Our investment activities are managed by GSV Asset Management, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subject to the overall supervision of our Board of Directors. GSV Asset Management is led by Michael Moe, Chairman of our Board of Directors. Mr. Moe is assisted by Mark Klein, our Chief Executive Officer and President, whom, along with Luben Pampoulov, a partner of GSV Asset Management, as GSV Asset Management’s senior investment professionals. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

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

We pay GSV Asset Management a fee for its services under the Amended and Restated Investment Advisory Agreement, as amended (the “Investment Advisory Agreement”), which consists of two components—a base management fee and an incentive fee. See “—Investment Advisory Agreement.” We have also entered into an administration agreement under which we have agreed to reimburse GSV Capital Service Company for our allocable portion of overhead and other expenses incurred (the “Administration Agreement”).

GSV Asset Management is a Delaware limited liability company. The principal executive offices of GSV Asset Management are located at 2925 Woodside Road, Woodside, CA 94062.

About GSV Capital Service Company

GSV Capital Service Company, a Delaware limited liability company, provides, among other things, administrative services and facilities for us pursuant to the Administration Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K. The principal executive offices of GSV Capital Service Company are located at 2925 Woodside Road, Woodside, CA 94062.

GSV Capital Service Company has retained Carl Rizzo of Alaric Compliance Services LLC to serve as our Chief Compliance Officer.

Operating and Regulatory Structure

We are a Maryland corporation formed in 2010 that operates as an externally managed, non-diversified closed-end management investment company. Our investment activities are supervised by our Board of Directors and managed by our investment adviser, GSV Asset Management. Our administrator, GSV Capital Service Company, provides the administrative services necessary for us to operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

As a BDC, we are required to meet regulatory tests. See “—Regulation as a Business Development Company.” Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant aspects. See “Risk Factors” in Part I, Item 1A of this Form 10-K for more information.

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2018 for more information.

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

We leverage a combination of our relationships throughout Silicon Valley and our independent research to identify leaders in our targeted sub-sectors that we believe are differentiated and best positioned for sustained growth. Our evaluation process is based on what we refer to as “the four P’s”:

•	People—Organizations led by strong management teams with in-depth operational focus

•	Product—Differentiated and disruptive products with leading market positioning

•	Potential—Large addressable markets

•	Predictability—Ability to forecast and drive predictable and sustainable growth

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

Starting in 2017, we began to focus our investment strategy to increase the size of our investments in individual portfolio companies. While this will likely have the effect of reducing the number of companies in which we hold investments, we believe that the shift towards larger positions will better allow GSV Asset Management's investment professionals to focus our investments in companies and industries that are more likely to result in beneficial returns to our stockholders.

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

•
Early mover advantage.   We believe we are one of the few publicly traded BDCs with a specific focus on investing in potentially rapidly growing venture-capital-backed emerging companies. The transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will serve our goal to complete equity transactions in compelling private companies at attractive valuations.

Our primary competitors include specialty finance companies including late-stage venture capital funds, private equity funds, other crossover funds, public funds investing in private companies and public and private BDCs. Many of these entities have greater financial and managerial resources than we will have. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Common Stock	$48,517,824	16.2%	$86,824,096	27.1%
Preferred Stock	99,856,159	33.4%	120,253,822	37.5%
Debt Investments	5,584,994	1.9%	4,916,578	1.6%
Warrants	267,446	0.1%	433,997	0.1%
Private Portfolio Companies	154,226,423	51.6%	212,428,493	66.3%
Publicly Traded Portfolio Companies:
Common Stock	44,589,406	14.9%	8,160,000	2.5%
Total Portfolio Investments	198,815,829	66.5%	220,588,493	68.8%
Non-Portfolio Investments
U.S. Treasury Bills	99,994,000	33.5%	99,994,000	31.2%
Total Investments	$298,809,829	100.0%	$320,582,493	100.0%

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

There is inherent subjectivity in determining the fair value of our investments. In addition, we will accrue as a liability, each time we calculate net asset value, the amount we may owe GSV Asset Management for the income incentive fee and the capital gains incentive fee, the latter of which is based on the amount of unrealized and realized capital appreciation. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our consolidated financial statements for the year ended December 31, 2018 for a list of our taxable subsidiaries.

Investment Advisory Agreement

Management Services

GSV Asset Management serves as our investment adviser. Subject to the overall supervision of our Board of Directors, GSV Asset Management manages our day-to-day operations and provides us with investment advisory services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

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

GSV Asset Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For example, as of April 17, 2019, GSV Asset Management also manages: Coursera@GSV Fund, LP, Coursera@GSV-EDBI Fund, LP, and GSV@CS, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”); GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”); and GSV@LT, LLC, GSV@LT II, LP, and GSV@LT III, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Lyft, Inc. (the “Lyft Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds, the GSV@SP Fund or the Lyft Funds.

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

GSV Asset Management does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both GSV Capital and the other funds that are currently or in the future may be managed by GSV Asset Management. However, to the extent it does identify such opportunity, GSV Asset Management will allocate any such opportunity across the entities for which the opportunity is appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Investment Advisers Act of 1940, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates.

We, GSV Asset Management, and certain of our affiliates have submitted an exemptive relief application to the SEC to permit us to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with our investment objective and the conditions to the application. As a result of our Internalization, we and GSV Asset Management withdrew such exemptive application on April 2, 2019 because the relief sought was no longer necessary.

As a business development company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our Board of Directors, including the independent directors, and, in some cases, the SEC. The affiliates with which we may be prohibited from transacting include our officers, directors and employees and any person controlling or under common control with us, subject to certain exceptions.

Management Fees

We pay GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee.

Our base management fee compensates GSV Asset Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. Under the terms of the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 2.00% of our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities). Effective January 1, 2017 through January 31, 2018, however, pursuant to a voluntary waiver by GSV Asset Management, we paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.00% base management fee payable under the Investment Advisory Agreement. On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets, as further described below. The waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

The base management fee is payable monthly in arrears, and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated.

Under the Investment Advisory Agreement, GSV Asset Management's incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal the lesser of:

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

However, pursuant to the Waiver Agreement, certain high-water marks must be reached before any incentive fee is paid to GSV Asset Management under the Investment Advisory Agreement. In addition, in no event will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

The following is a graphical representation of the calculation of our incentive fee under the Investment Advisory Agreement with respect to a single investment, assuming certain "High Water Marks" (detailed below) are met:

For accounting purposes, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we are required to accrue a capital gains incentive fee based upon realized capital gains and losses during the current calendar year through the end of the period, plus any unrealized capital appreciation and depreciation as of the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement, except as modified by the Waiver Agreement.

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

In no event will we pay an incentive fee for any calendar year that exceeds 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. See “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2018 for details of incentive fees paid and accrued.

The cost of both the base management fee payable to GSV Asset Management, and any incentive fees earned by GSV Asset Management, are ultimately borne by our common stockholders. In aggregate, inclusive of accruals and reversals, GSV Asset Management earned $10,108,330 under the Investment Advisory Agreement during the fiscal years ended December 31, 2018, 2017, and 2016. Refer to our Consolidated Statements of Operation as of December 31, 2018, 2017 and 2016 included in Part II, Item 6 of this report on Form 10-K for details of management and incentive fees earned and waived.

Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing our base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before any incentive fee is paid to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to a one-time forfeiture of $5.0 million of previously accrued but unpaid incentive fees.

Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of gross assets. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated. In addition, because our 5.25% Convertible Senior Notes matured on September 15, 2018 (the "5.25% Convertible Senior Notes due 2018"), we were previously carrying a larger cash balance than we would in the ordinary course of business. As a result, under the Waiver Agreement, GSV Asset Management agreed to waive its base management fee on any cash balances effective as of February 1, 2018 until the 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. As a result, as of and after September 15, 2018, we pay GSV Asset Management a 1.75% base management fee on our cash balances.

Further, pursuant to the Waiver Agreement, in addition to the “hurdle” feature in the incentive fee, GSV Asset Management has agreed to additional conditions on its ability to receive an incentive fee. Specifically, the Waiver Agreement provides that an incentive fee earned by GSV Asset Management under the Investment Advisory Agreement will be payable to GSV Asset Management only if, at the time that such incentive fee becomes payable under the Investment Advisory Agreement, both our stock price and our last reported net asset value per share are equal to or greater than $12.55 (the “High-Water Mark”). The High-Water Mark is based upon the volume weighted average price (VWAP) of all our equity offerings since the initial public offering, less the dollar amount of all dividends paid by us since inception. Upon such time that the High-Water Mark is achieved, and GSV Asset Management is paid an incentive fee, a new High-Water Mark will be established. Each new High-Water Mark will be equal to the most recent High-Water Mark, plus 10%. Any High-Water Mark then in effect will be adjusted to reflect any dividends paid by us or any stock split effected by us.

In addition, as of December 31, 2018, the Company had accrued $4,660,472 in incentive fees that have not yet become payable under the Investment Advisory Agreement, inclusive of the $5.0 million GSV Asset Management has agreed to forfeit pursuant to the Waiver Agreement.

For the avoidance of doubt, after these changes take effect, under no circumstances will the aggregate fees earned by GSV Asset Management in any quarterly period be higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.

Payment of our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Advisory Agreement (defined below) and the allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement. We bear all other cost and expenses of our operations, administration, and transactions, including (without limitation) fees and expenses relating to:
•organization and offering;
•calculating our net asset value (including the cost and expenses of any independent valuation firm);

•
expenses incurred by GSV Asset Management payable to third parties, including agents, consultants, or other advisers in monitoring our financial and legal affairs and in providing administrative services, monitoring our investments and performing due diligence on any prospective portfolio companies;

•	interest payable on debt and any other related costs, if any, incurred to finance our investments;

•	the cost of effecting sales and repurchases of shares our common stock and other securities;

•	investment advisory and management fees payable pursuant to the Investment Advisory Agreement

•	administration fees, if any, payable pursuant to the Administration Agreement

•	fees payable to third parties, including agents, consultants, or other advisers, relating to, or associated with, evaluating and making investments

•	transfer agent, trustee, and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	federal, state, and local taxes;

•	independent directors’ fees and expenses, including travel expenses, and other costs of our Board of Directors’ meetings;

•	costs of preparing and filing reports or other documents required by the SEC;

•	costs of any reports, proxy statements, or other notices to stockholders, including printing costs;

•	our allocable portion of the of the fidelity bond, directors and officers, errors and omissions liability insurance, and any other insurance premiums;

•	fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events);

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, and outside legal costs; and

•
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

In connection with our Internalization, the Investment Advisory Agreement was terminated on the Effective Date in accordance with its terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

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

Board Approval of the Investment Advisory Agreement

On April 9, 2018, at an in-person meeting, our Board of Directors, including a majority of the directors who were not “interested persons,” as defined by the 1940 Act, of the Company or GSV Asset Management, approved the continuation of the Investment Advisory Agreement to April 9, 2019. In its consideration of the re-approval of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by GSV Asset Management;

•	the investment performance of GSV Asset Management;

•	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

•	our projected operating expenses and expense ratio;

•	any existing and potential sources of indirect income to GSV Asset Management or GSV Capital Service Company from their relationships with us and the profitability of those relationships;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;

•	the organizational capability and financial condition of GSV Asset Management and its affiliates; and

•	the possibility of obtaining similar services from other third-party service providers or through an internally-managed structure.

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

GSV Asset Management wholly owns and controls GSV Capital Service Company, which is a disregarded entity for tax purposes.The Administration Agreement may be terminated at any time without penalty upon 60 days’ written notice, by a vote of a majority of our outstanding voting securities, by a vote of our Board of Directors or by GSV Capital Service Company.

In connection with our Internalization, the Administration Agreement was terminated on the Effective Date in accordance with its terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

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

License Agreement

We have entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant us a non-exclusive, royalty-free license to use the name “GSV.” Under this agreement, we have a right to use the GSV name for so long as the Investment Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, we will have no legal right to the “GSV” name. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

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

The Small Business Credit Availability Act (the “SBCAA”) modifies the asset coverage percentage from 200% to 150%. Under the SBCAA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
The SBCAA also instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers; however, as of the date of this Form 10-K, we do not know when the rules relating to this legislation will become effective.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K for more information.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage” in Part I, Item 1A of this Form 10-K. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and certain of our affiliates are generally precluded from co-investing in negotiated private placements of securities. We, GSV Asset Management and certain of our affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with our investment objective and the conditions to the application. There can be no assurance that this exemptive order will be granted. If such relief is granted, then we will be permitted to participate in co-investment transactions with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with each transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as our 4.75% Convertible Senior Notes due

2023 (the "4.75% Convertible Senior Notes due 2023") and the Credit Facility (as defined herein), can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

Code of Ethics

We and GSV Asset Management have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act. This code establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics and our code of business conduct and ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov, and are available on our corporate governance. You may also obtain copies of our code of ethics and our code of business conduct and ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

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

Proxy Voting Records

You may obtain information about how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 345 California Street, Suite 600, San Francisco, CA 94104 or compliance@gsvcap.com.

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

Election to be Taxed as a RIC

We elected to be treated as a RIC for the taxable year ended December 31, 2014 in connection with the filing of its 2014 tax return. As a result, the Company was required to pay a corporate-level U.S. federal income tax on the amount of the net built-in gains in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) either (1) as of the date it converted to a RIC (i.e., the beginning of the first taxable year that the Company qualifies as a RIC, which would be January 1, 2014), or (2) to the extent that the Company recognized such net built-in gains during the five-year recognition period beginning on the date of conversion. As of January 1, 2014, the Company had net unrealized built-in gains, but did not incur a built-in-gains tax for the 2014 tax year due to the fact that there were sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The five-year recognition period ended on December 31, 2018.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	have in effect an election to be regulated as a BDC under the 1940 Act at all times during each taxable year;

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

We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. See “—Regulation as a Business Development Company—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2018 for further detail.

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

For risks related to our Internalization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Form 10-K.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2018, 87.2% of our net asset value was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2018:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
Palantir Technologies, Inc.	$16,189,935	$34,053,394	17.4%
Spotify Technology S.A.	10,002,084	26,713,360	13.7%
Coursera, Inc.	14,519,519	23,111,889	11.8%
Dropbox, Inc.	13,656,926	17,876,046	9.1%
Lyft, Inc.	4,296,334	15,609,752	8.0%
Course Hero, Inc.	5,000,001	14,106,625	7.2%
StormWind, LLC	6,130,474	13,386,824	6.9%
Nextdoor.com, Inc.	10,006,578	10,097,442	5.2%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	9,669,056	8,679,711	4.4%
SharesPost, Inc.	2,383,703	6,798,904	3.5%
Total	$91,854,610	$170,433,947	87.2%

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

Risks Related to Our Business and Structure

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to maintain our qualification, to be regulated as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

We are dependent upon GSV Asset Management’s senior investment professionals for our future success. If we lose any of GSV Asset Management’s senior investment professionals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of GSV Asset Management’s senior investment professionals. These senior investment professionals evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our investment adviser’s senior investment professionals, particularly Michael T. Moe, Mark Klein and Luben Pampoulov.

All of GSV Asset Management’s senior investment professionals, including Michael T. Moe, Mark Klein and Luben Pampoulov, are free to terminate their relationship with GSV Asset Management at any time. In addition, none of our investment adviser’s senior investment professionals, including Messrs. Moe, Klein and Pampoulov, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their relationship with GSV Asset Management, or if GSV Asset Management were to no longer serve as our investment adviser. There can be no assurance that our investment adviser will be successful in retaining its senior investment professionals, including Messrs. Moe, Klein and Pampoulov. The departure of any of Messrs. Moe, Klein and Pampoulov could have a material adverse effect on our ability to achieve our investment objective.

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

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our investment adviser also manages Coursera@GSV Fund, LP, Coursera@GSV-EDBI Fund, LP, and GSV@CS, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”); GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”); and GSV@LT, LLC, GSV@LT II, LP, and GSV@LT III, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Lyft, Inc. (the “Lyft Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds, the GSV@SP Fund or the Lyft Funds. These demands on their time may distract or slow the rate of investment.

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

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2018, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

From time to time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain requirements are met) immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

The incentive fee payable by us to GSV Asset Management may create an incentive for GSV Asset Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GSV Asset Management is determined, which is calculated as a percentage of the return on invested capital, may encourage GSV Asset Management to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which is our total assets as reflected on our balance sheet (with no deduction for liabilities), may encourage GSV Asset Management to use leverage to make additional investments. For example, we currently have the 4.75% Convertible Senior Notes due 2023 outstanding. We will be required, however, to obtain the approval of our Board of Directors before we incur any additional indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

Borrowings, such as the 4.75% Convertible Senior Notes due 2023 and the Credit Facility, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the 4.75% Convertible Senior Notes due 2023 and the $12.0 million Credit Facility, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the 4.75% Convertible Senior Notes due 2023, any borrowings under the Credit Facility and any future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to GSV Asset Management is calculated based on our gross assets, including those assets acquired through the use of leverage, GSV Asset Management may have a financial incentive to incur additional leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of such leverage, including any increase in the management fee payable to GSV Asset Management. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.

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

•
our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% (or 150% if certain requirements are met), and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

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

•
any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 200% (or 150% if certain requirements are met.)

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

If we default under the Credit Facility or any other future indebtedness, we may not be able to make payments on the 4.75% Convertible Senior Notes due 2023.

Any default under the Credit Facility or any other future indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the 4.75% Convertible Senior Notes due 2023 and substantially decrease the market value of the 4.75% Convertible Senior Notes due 2023. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness may have the ability to elect to declare all the funds borrowed thereunder due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future may elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we may be in default under the relevant credit facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 4.75% Convertible Senior Notes due 2023, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

We have entered into an Investment Advisory Agreement with GSV Asset Management. GSV Asset Management is controlled by Michael T. Moe, the Chairman of our Board of Directors. Mr. Moe, along with Luben Pampoulov, collectively manage the business and internal affairs of GSV Asset Management. In addition, GSV Capital Service Company provides us with office facilities and administrative services pursuant to an Administration Agreement. GSV Capital Service Company is a disregraded entity for tax purposes and is wholly-owned and controlled by GSV Asset Management. We may pay GSV Capital Service Company our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing any administrative services, which creates conflicts of interest that our Board of Directors must monitor. While there is no limit on the total amount of expenses we may be required to reimburse to GSV Capital Service Company, our administrator will only charge us for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

As discussed above, GSV Asset Management has control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, GSV Asset Management, and those of our interested directors who are compensated by GSV Asset Management as employees of, or consultants to, GSV Asset Management, may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize the incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. In addition, Mark Klein, our Chief Executive Officer and President, and a member of our Board of Directors, or entities with which he is affiliated, receives consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by us to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

Further, our executive officers and directors, and the principals of our investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to our own, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, GSV Asset Management also manages the Coursera Funds, the GSV@SP Fund, and the Lyft Funds. GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. We have no ownership interests in the Coursera Funds, the GSV@SP Fund or the GSV@LT Fund.

The 1940 Act prohibits us from participating in certain negotiated co-investments with certain affiliates unless we receive an order from the SEC permitting us to do so. To the extent that we compete with entities managed by GSV Asset Management or any of its affiliates for one or more investment or disposition opportunities, GSV Asset Management will allocate any such opportunity across the entities for which the opportunity is appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Advisers Act, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates.

We, GSV Asset Management and certain of our affiliates have submitted an exemptive relief application to the SEC to permit us to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with our investment objective and the conditions to the application. As a result of our Internalization, we and GSV Asset Management withdrew such exemptive application on April 2, 2019 because the relief sought was no longer necessary.

As a business development company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our Board of Directors, including the independent directors, and, in some cases, the SEC. The affiliates with which we may be prohibited from transacting include our officers, directors and employees and any person controlling or under common control with us, subject to certain exceptions.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

We may in the future issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively (along with the 4.75% Convertible Senior Notes due 2023) as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

All of the costs of offering and servicing the 4.75% Convertible Senior Notes due 2023 and any additional debt or preferred stock we may issue in the future, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of the 4.75% Convertible Senior Notes due 2023, any additional debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of the 4.75% Convertible Senior Notes due 2023 and our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our Board of Directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

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

Under a Loan and Security Agreement (as amended, the “Loan Agreement”) with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide us with a $12.0 million senior secured revolving Credit Facility (the "Credit Facility"), we have made certain customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness, compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the $12.0 million Credit Facility, a limitation on our net asset value being reduced by more than 15% of our net asset value at December 31, 2016, and maintenance of RIC and BDC status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement and the occurrence of a material adverse effect.

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

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2018 for more information.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law and significantly changes the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction or net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Our U.S. federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this Tax Act on holders of the 4.75% Convertible Senior Notes due 2023 or our common stock is also uncertain and could be adverse. We urge such holders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our convertible notes and common stock.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

We may continue to choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may continue to, distribute taxable dividends that are payable in part in shares of our common stock. For example, on November 4, 2015, our Board of Directors declared a dividend of $2.76 per share to stockholders, paid partially in cash and partially in shares of our common stock on December 31, 2015. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Recent legislation allows us to incur additional leverage, which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, in March 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCAA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

As a result of the SBCAA, if we obtain the necessary approval, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

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

The base management fee is payable regardless of whether the value of our gross assets or your investment declines. As a result, we will owe GSV Asset Management a base management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the base management fee is paid. Under the terms of the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 2.00% of the value of our gross assets, which we pay monthly in arrears. In addition, pursuant to the Waiver Agreement, the base management fee is calculated at an annual rate of 1.75% of our gross assets beginning as of February 1, 2018. See “Business—Investment Advisory Agreement” in Part I, Item 1 of this Form 10-K for more information.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not “interest persons” as defined in the 1940 Act. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the MBCA may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors, without stockholder action, to classify or reclassify shares of our stock in one or more classes or series, including preferred stock, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

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

Risks Related to the 4.75% Convertible Senior Notes due 2023

Our stockholders may experience dilution upon the conversion of the 4.75% Convertible Senior Notes due 2023.

The 4.75% Convertible Senior Notes due 2023 are convertible into shares of our common stock. Upon conversion, we must deliver shares of our common stock. The initial conversion rate of the 4.75% Convertible Senior Notes due 2023 is 93.2836 shares of common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which is equivalent to an initial conversion price of approximately $10.72 per share of common stock. Based on the initial conversion rate, as of April 17, 2019, the maximum number of shares of common stock that would be issued upon conversion of the $40,000,000 of 4.75% Convertible Senior Notes due 2023 currently outstanding is approximately 3,731,344. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of the 4.75% Convertible Senior Notes due 2023 and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

We may not have, or have the ability to raise, the funds necessary to repurchase the 4.75% Convertible Senior Notes due 2023 upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of the 4.75% Convertible Senior Notes due 2023.

Holders of the 4.75% Convertible Senior Notes due 2023 will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 4.75% Convertible Senior Notes due 2023 surrendered therefor. In addition, our ability to repurchase the 4.75% Convertible Senior Notes due 2023 or deliver shares of our common stock upon conversions of the 4.75% Convertible Senior Notes due 2023 may be limited by law, by regulatory authority or by agreements governing our indebtedness. For example, the Credit Facility generally prohibits us from prepaying indebtedness other than borrowings under the Credit Facility. As a result, before making any such repurchase of the 4.75% Convertible Senior Notes due 2023, we would have to obtain consent from the lender under the Credit Facility to the extent such requirements remain in effect at such time. Our failure to repurchase the 4.75% Convertible Senior Notes due 2023 at a time when the repurchase is required by the indenture relating to the 4.75% Convertible Senior Notes due 2023 or to deliver any shares of our common stock deliverable on future conversions of such 4.75% Convertible Senior Notes due 2023 as required by such indenture would constitute a default under such indenture. A default under the indenture relating to the 4.75% Convertible Senior Notes due 2023 or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness, including the Loan Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 4.75% Convertible Senior Notes due 2023.

Provisions of the 4.75% Convertible Senior Notes due 2023 could discourage an acquisition of us by a third party.

Certain provisions of the 4.75% Convertible Senior Notes due 2023 could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, the holders of the 4.75% Convertible Senior Notes due 2023 will have the right, at their option, to require us to repurchase all or a portion of their 4.75% Convertible Senior Notes due 2023, plus accrued and unpaid interest. We may also be required to increase the conversion rate of the 4.75% Convertible Senior Notes due 2023 in certain other circumstances, including in the event of certain transactions constituting fundamental changes or a make-whole adjustment event. These provisions could discourage an acquisition of us by a third party.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 4.75% Convertible Senior Notes due 2023, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets (including interests in our portfolio companies if permitted pursuant to the terms of our investment) under terms that may be disadvantageous for us, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Any adverse rating of the 4.75% Convertible Senior Notes due 2023 may negatively affect the trading price and liquidity of the 4.75% Convertible Senior Notes due 2023 and the price of our common stock.

We do not intend to seek a rating on the 4.75% Convertible Senior Notes due 2023. However, if a rating service were to rate the 4.75% Convertible Senior Notes due 2023, and if such rating service were to assign the 4.75% Convertible Senior Notes due 2023 a rating lower than the rating expected by investors or were to lower its rating on the 4.75% Convertible Senior Notes due 2023 below the rating initially assigned to the 4.75% Convertible Senior Notes due 2023 or otherwise announce its intention to put the 4.75% Convertible Senior Notes due 2023 on credit watch, the trading price or liquidity of the 4.75% Convertible Senior Notes due 2023 and the price of our common stock could decline.

Holders of the 4.75% Convertible Senior Notes due 2023 may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the 4.75% Convertible Senior Notes due 2023, even though such holders do not receive a corresponding cash distribution.

The conversion rate of the 4.75% Convertible Senior Notes due 2023 is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, holders of the 4.75% Convertible Senior Notes due 2023 may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a noteholder’s proportionate interest in us could be treated as a deemed taxable dividend to such holder. If a make-whole adjustment event occurs on or prior to the business day immediately preceding the stated maturity date of the 4.75% Convertible Senior Notes due 2023, under some circumstances, we will increase the conversion rate for the 4.75% Convertible Senior Notes due 2023 converted in connection with the make-whole adjustment event. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. In addition, if a holder is a Non-U.S. Holder, such holder may be subject to U.S. federal withholding tax in connection with such a deemed distribution. If withholding tax is paid on a noteholder’s behalf as a result of an adjustment to the conversion rate of the 4.75% Convertible Senior Notes due 2023, the withholding agent may offset such payments against payments of cash and common stock on the 4.75% Convertible Senior Notes due 2023. Refer to the prospectus supplement related to the offering of the 4.75% Convertible Senior Notes due 2023, dated March 22, 2018, for more information.

Certain adverse consequences could result if the 4.75% Convertible Senior Notes due 2023 are treated as equity interests in us for purposes of regulations under the Employee Retirement Income Security Act of 1974.

Pursuant to regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”), it is possible that, due to their convertibility feature, the 4.75% Convertible Senior Notes due 2023 could be treated as equity interests in us. In that event, if employee benefit plans subject to Title I of ERISA, plans that are not subject to ERISA but that are subject to Section 4975 of the Code, such as individual retirement accounts, and entities that are deemed to hold the assets of such plans or accounts (such plans, accounts, and entities, “Benefit Plan Investors”) were to acquire 25% or more of the aggregate value of the 4.75% Convertible Senior Notes due 2023, among other consequences, we and our management would be subject to ERISA fiduciary duties, and certain transactions we might enter into, or may have entered into, in the ordinary course of our business might constitute non-exempt “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code and might have to be rescinded at significant cost to us. Moreover, if our underlying assets were deemed to be assets constituting plan assets, (i) our assets could be subject to ERISA’s reporting and disclosure requirements, (ii) a fiduciary causing a Benefit Plan Investor to make an investment in our equity interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor, and (iii) various providers of fiduciary or other services to us, and any other parties with authority or control with respect to our assets, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services.

We do not believe that the 4.75% Convertible Senior Notes due 2023 should be treated as equity interests in us for purposes of ERISA in light of the relevant regulations. No assurance can be given, however, that the 4.75% Convertible Senior Notes due 2023 will not be so treated.

The accounting for convertible debt securities is complex and subject to uncertainty.

The accounting for convertible debt securities is complex and subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. The issuance of the 4.75% Convertible Senior Notes due 2023 may affect our earnings per share on a fully diluted basis in certain periods. Further, we cannot predict if or when changes in the accounting for convertible debt securities could be made and whether any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price or value of our common stock.

Risks Related to an Investment in Our Securities

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

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

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of April 17, 2019, the closing price of our common stock on the Nasdaq Capital Market was $6.52 per share, which represented an approximately 34.1% discount to our net asset value of $9.89 per share as of December 31, 2018.

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

We have significant flexibility in applying the proceeds of our offerings and may use the net proceeds from such offerings in ways with which you may not agree, or for purposes other than those contemplated at the time of the offering. We cannot assure you that we will be able to successfully utilize the proceeds within the time frame contemplated. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from the net proceeds of any offering. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of an offering, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that any such offerings will be successful, or that by increasing the size of our available equity capital our aggregate expenses, and correspondingly, our expense ratio, will be lowered.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Through March 31, 2019, our corporate headquarters were located at 2925 Woodside Road, Woodside, California, 94062, in the offices of GSV Asset Management. Subsequent to the Internalization, we are leasing office space at 345 California Street, Suite 600, San Francisco, CA 94104. During the year ended December 31, 2019 we did not own or lease any office space directly; however, we paid a portion of the rent as allocated to us by GSV Capital Service Company. Our office facilities are suitable and adequate for our business as it is presently conducted.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “GSVC.” The following table sets forth the high and low closing market prices for our common stock for each fiscal quarter for the years ended December 31, 2018 and 2017. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on April 17, 2019 was $6.52.

	Price Range
	High	Low
Fiscal 2018
Fourth Quarter	$7.22	$5.12
Third Quarter	7.35	6.81
Second Quarter	7.50	6.68
First Quarter	9.18	5.58
Fiscal 2017
Fourth Quarter	$6.62	$5.27
Third Quarter	5.41	3.86
Second Quarter	4.71	4.29
First Quarter	5.52	4.43

Holders

As of April 17, 2019, there were 3 holders of record of our common stock (including Cede & Co.).

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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2018. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Total			$2.80
___________________

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2018 for more information. The GSVC Holdings included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2018. The graph assumes that, on December 31, 2013, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2013, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
GSVC
S&P 500
NASDAQ

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
GSVC	$100.00	$71.36	$77.49	$64.75	$70.17	$67.22
S&P 500 Index	$100.00	$113.41	$119.91	$128.91	$165.46	$159.06
Nasdaq Stock Index	$100.00	$111.40	$110.59	$121.14	$144.75	$135.77

The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the year ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
January 1 through January 31, 2018	—		—	$5,066,123
February 1 through February 28, 2018	179,807	$6.90	179,807	3,825,455
March 1 through March 31, 2018	—		—	3,825,455
April 1 through April 30, 2018	—		—	3,825,455
May 1 through May 31, 2018	105,047	6.94	90,047	8,200,529
June 1 through June 30, 2018	227,006	6.84	225,578	6,655,571
July 1 through July 31, 2018	195,402	7.01	195,402	5,285,086
August 1 through August 31, 2018	192,718	7.17	192,718	3,900,423
September 1 through September 30, 2018	187,838	7.02	187,838	2,581,513
October 1, 2018 through October 31, 2018	239,954	6.87	239,954	933,405
November 1, 2018 through November 30, 2018	122,881	6.85	122,881	5,091,911
December 1, 2018 through December 31, 2018(3)	49,473	6.11	49,473	4,789,673
Total	1,500,126		1,483,698

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock.The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended December 31, 2018, we repurchased 412,308 shares of our common stock for approximately $2.8 million under the Share Repurchase Program.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)	Subsequent to year-end, through April 17, 2019, we did not repurchase any additional shares of our common stock pursuant to the Share Repurchase Program.

(4)	As of April 17, 2019, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $4.8 million.

Item 6.	Selected Financial Data

The following selected financial and other data for the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively, have been derived from our audited financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and consolidated financial statements and notes thereto contained in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data
Total Investment Income	$1,617,836	$852,768	$736,283	$290,896	$185,946
Gross Operating Expenses	15,144,834	22,439,855	1,999,646	26,978,235	21,775,939
Management fee waiver	(892,421)	(708,272)	—	—	—
Incentive fee waiver	(5,000,000)	—	—	—	—
Net Operating Expenses	9,252,413	21,731,583	1,999,646	26,978,235	21,775,939
Benefit/(Reversal of benefit) from taxes on net investment loss(4)	—	—	—	(21,969,370)	8,810,102
Net Investment Loss	(7,634,577)	(20,878,815)	(1,263,363)	(48,656,709)	(12,779,891)
Net realized gain/(loss) on investments	(7,433,619)	913,982	(2,634,471)	54,144,229	23,926,124
Benefit from/(Provision for) taxes on net realized loss/gain on investments(4)	—	—	—	342,802	(9,769,036)
Realized loss on extinguishment of debt	(397,846)	—	—	—	—
Net change in unrealized appreciation/ (depreciation) of investments	9,641,050	34,775,696	(73,213,845)	(13,422,245)	(5,811,797)
Benefit from/(Provision for) taxes on unrealized depreciation/appreciation of investments(4)(5)	6,716,735	2,757,070	2,116,784	16,058,080	2,371,829
Net increase/(decrease) in net assets resulting from operations	891,743	17,567,933	(74,994,895)	8,466,157	(2,062,771)
Per Common Share Data
Weighted-Average Common Shares:
Basic	20,617,890	21,924,490	22,181,003	19,327,938	19,320,100
Diluted	20,617,890	21,924,490	22,181,003	19,327,938	19,320,100
Net increase/(decrease) in net assets resulting from operations per average share:
Basic	$0.04	$0.80	$(3.38)	$0.44	$(0.11)
Diluted	0.04	0.80	(3.38)	0.44	(0.11)
Net asset value per share(1)	9.89	9.64	8.66	12.08	14.80
Market price at year-end	5.22	5.45	5.03	9.37	8.63
Distributions declared	—	—	0.04	2.76	—
Shares Outstanding at Year-End	19,762,647	21,246,345	22,181,003	22,181,003	19,320,100
Balance Sheet Data(3)
Total Assets(2)	$330,219,554	$381,682,536	$300,964,426	$397,843,071	$482,979,027
5.25% Convertible Senior Notes due 2018	—	68,382,549	67,512,798	66,649,047	65,795,284
5.25% Convertible Senior Notes due 2018 embedded derivative liability	—	—	—	—	1,000
4.75% Convertible Senior Notes due 2023	38,434,511	—	—	—	—
Total Liabilities	134,841,395	176,919,670	108,835,616	129,832,126	197,075,354
Net Assets	195,378,159	204,762,866	192,128,810	268,010,945	285,903,673

____________________

(1)	Net asset value per share is based on basic shares outstanding at the end of the period.

(2)
During the year ended December 31, 2014, total assets increased due to the purchase of a U.S. Treasury bill on margin. During the year ended December 31, 2015, total assets decreased due to a declared dividend, which was paid on December 31, 2015. During the year ended December 31, 2016, total assets and net assets decreased due to a change in unrealized depreciation of investments and net realized losses on investments. During the year ended December 31, 2017, total assets and net assets increased due to a change in unrealized appreciation of investments and net realized gains on investments. During the year ended December 31, 2018, total assets and net assets decreased due to a decrease in net unrealized appreciation of investments and net realized losses on investments. For further discussion of factors that affected our total assets and net assets refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Part II, Item 7 of this Form 10-K.

(3)
Deferred debt issuance costs of $1,947,572 and $2,667,069, as of December 31, 2015 and 2014, respectively, related to the Company’s issuance of the 5.25% Convertible Senior Notes due 2018 were previously classified as “Deferred financing costs” as of December 31, 2015 and 2014. In accordance with ASU 2015-03, each of these balances has been retrospectively reclassified as a direct deduction from the 5.25% Convertible Senior Notes due 2018. Refer to “Note 10—Debt Capital Activities” of the consolidated financial statements as of December 31, 2018 included in this annual report on Form 10-K for further detail.

(4)
Due to our change in tax status to a RIC from a C Corporation, the associated accrued benefits from and provisions for taxes from previous years were reversed for the year ended December 31, 2015. Refer to “Note 9 — Income Taxes” to our consolidated financial statements as of December 31, 2018 included in this annual report on Form 10-K for further detail.

(5)
During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation of $2,757,070 despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit from taxes on unrealized depreciation for the year ended December 31, 2017 was the result of an approximately $4.1 million decrease in built-in gains tax liability due to the recently passed tax legislation that reduced the U.S. corporate federal income tax rate from 35% to 21%, partially offset by a $1.3 million increase in the net deferred tax liability generated by the GSVC Holdings. During the year ended December 31, 2018, in anticipation of the end of the RIC built-in gain measurement period, we reversed the accrual of related potential tax liabilities of approximately $6.1 million.

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

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (or "BDC") under the 1940 Act. See "—Recent Developments". Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria. In regard to the regulatory requirements for BDCs under the 1940 Act, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any on-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

We acquire our investments in portfolio companies through offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies and negotiations with selling stockholders. Our investment activities are managed by GSV Asset Management. GSV Capital Service Company provides the administrative services necessary for us to operate. See "—Recent Developments".

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

Internalization of Operating Structure

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as of the Effective Date.

In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date.  As of such date, we entered into a Consulting Agreement with Michael T. Moe (the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management), pursuant to which Mr. Moe will provide certain services to us in connection with our transition to an internally managed operating structure. We also entered into an Amended and Restated Trademark License Agreement with GSV Asset Management to continue to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC.”

In connection with our Internalization, Mr. Moe resigned from our Board of Directors, and our Board of Directors reduced the number of directors that constitute our full Board of Directors to five directors from six directors in accordance with our bylaws.

Except as otherwise disclosed herein, this Form 10-K discusses our business and operations as an externally managed BDC during the period covered by this Form 10-K and through the Effective Date. See “—Recent Developments” for additional information regarding the forgoing and our Internalization.

Management and Incentive Fee Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement is effective February 1, 2018 and changes the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before we pay any incentive fee to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to a one-time forfeiture of $5.0 million of previously accrued but unpaid incentive fees. Refer to “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2018 for more information regarding the Waiver Agreement.

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

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2018, of all of our portfolio investments, excluding U.S. Treasury bills, was $198,815,829.

During the year ended December 31, 2018, we funded investments in an aggregate amount of $10,636,685 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Ozy Media, Inc.(1)	Promissory Note 10% Due 2/12/2018	1/12/2018	$100,000
SharesPost, Inc.(2)	Common shares	6/15/2018	$100,221
Knewton, Inc.	Unsecured Convertible Promissory Note 8% due 12/31/2019	7/23/2018	$134,405
Nextdoor.com, Inc.	Common shares	9/27/2018	$6,326,790
Nextdoor.com, Inc.	Common shares	12/19/2018	$1,390,373
Nextdoor.com, Inc.	Common shares	12/27/2018	$2,284,896
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	Unsecured Convertible Promissory Note 12% due 12/31/2019	12/31/2018	$300,000
Total			$10,636,685

__________________

(1)
During the year ended December 31, 2018, Ozy Media, Inc.’s obligations under its financing arrangements with us became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018 and then to December 31, 2018 once certain conditions were satisfied. Effective August 17, 2018, Ozy Media Inc. executed an additional debt amendment, which expanded its borrowing limit. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for 295,565 shares of Ozy Media Inc.'s common stock. Subsequent to December 31, 2018, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(2)	On June 15, 2018 we exercised our 770,934 warrants to purchase shares of SharesPost, Inc.'s common stock, with a $0.13 strike price.

(3)
Effective July 31, 2018, GSV Capital Corp agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the extended note. On December 31, 2018, GSV Capital Corp extended the maturity of the Convertible Promissory Note to December 31, 2019, compounded the previously accrued and then-outstanding interest, and invested an additional $300,000. The Convertible Promissory Note continues to accrue interest at 12%. In consideration for the extension and additional investment, the 500,000 Series A-3 Preferred Warrants due April 4, 2019 and the 187,500 Series A-4 Preferred Warrants due October 6, 2019, were extended to April 4, 2021 and October 6, 2021, respectively. The Company also received an additional 250,000 Series B Preferred Warrants due December 31, 2023.

During the year ended December 31, 2018, we capitalized fees of $32,350.

During the year ended December 31, 2018, we sold investments or received repayments from portfolio companies in an amount of $32,395,839, net of transaction costs, and realized a net loss on investments of approximately $7,433,619 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(4)
Chegg, Inc.	1/3/2018	1,897	$16.78	$31,831	$9,018
Chegg, Inc.	1/4/2018	9,103	16.79	152,799	43,327
Chegg, Inc.	1/5/2018	36,212	16.78	607,623	172,139
Chegg, Inc.	1/8/2018	15,888	16.86	267,905	76,837
Chegg, Inc.	1/9/2018	36,900	16.78	619,356	175,598
Chegg, Inc.	2/13/2018	200,000	19.31	3,861,271	1,457,883
Chegg, Inc.(2)	2/20/2018	200,000	19.53	3,905,530	1,503,045
		500,000	18.89	9,446,315	3,437,847
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	1/12/2018	N/A	N/A	592,129	(680)
Avenues Global Holdings, LLC	1/22/2018	10,014,270	0.59	5,923,795	(4,228,059)
General Assembly Space, Inc.(5)	6/12/2018	259,765	35.78	7,820,191	3,292,552
Lytro, Inc.(6)	8/1/2018	3,537,539	0.22	791,596	(9,711,762)
SugarCRM, Inc.(7)	8/30/2018	1,897,933	1.39	2,645,183	(4,332,777)
DreamBox Learning, Inc.(8)	9/5/2018	10,738,831	0.48	5,176,630	2,916,251
Total				$32,395,839	$(8,626,628)

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	As of February 22, 2018, all remaining shares of Chegg, Inc. held by us had been sold.

(3)	Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018.

(4)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

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

During the quarter and year ended December 31, 2018 we did not write-off any investments.

Portfolio and Investment Activity - 2017

During quarter and year ended December 31, 2017, we did not purchase or close on any investments. We did, however, pay $2,080 in capitalized fees. The table below summarizes the portfolio investments we wrote-off and sold during the quarter and year ended December 31, 2017:

	Three Months Ended December 31, 2017		Year Ended December 31, 2017
Portfolio Company	Net Proceeds	Realized Gain/(Loss)(1)	Net Proceeds	Realized Gain/(Loss)(1)
AliphCom, Inc. (d/b/a Jawbone)	—	—	$—	$(793,152)
AlwaysOn, Inc.	—	—	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	—	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	—	—	(2,448,959)
EarlyShares.com, Inc.	—	—	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	—	—	(4,959,614)
Global Education Learning (Holdings) Ltd.	—	—	—	(675,495)
Snap, Inc.	—	—	4,033,360	31,090
JAMF Holdings, Inc.(2)	34,931,287	25,474,575	34,931,287	25,474,575
Spotify Technology S.A.(3)	13,896,600	10,299,111	13,896,600	10,299,111
Dataminr, Inc.	4,803,384	1,635,673	4,803,384	1,635,673
Whittle Schools, LLC	4,575,000	(181,045)	4,575,000	(181,045)
Chegg, Inc.(3)	4,506,108	1,241,122	10,246,005	2,231,611
Strategic Data Command, LLC(2)	2,454,652	1,524,374	2,454,652	1,524,374
Palantir Technologies, Inc.(3)	2,091,501	1,078,692	2,091,501	1,078,692
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)	—	(1,839,914)	—	(1,839,914)
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	—	(14,000,398)	—	(14,000,398)
Total Disposals	$67,258,532	$25,232,190	$77,031,789	$887,857

_______________________

(1)	Realized gain/(loss) exclude any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(2)
Net proceeds does not reflect amounts expected to be received from the sale of these investments currently being held in escrow. Refer to “Note 2—Significant Accounting Policies—Escrow Proceeds Receivable” to our consolidated financial statements as of December 31, 2018 for further detail.

(3)
Represents only a partial sale of our investment in the denoted portfolio companies. Refer to our Consolidated Schedule of Investments as of December 31, 2017 for the remaining investments held in these portfolio companies as of December 31, 2017.

Portfolio and Investment Activity - 2016

The table below summarizes the portfolio investments we purchased during the year ended December 31, 2016:

Portfolio Company	Year Ended December 31, 2016
Beamreach Solar, Inc. (f/k/a Solexel,Inc.)	$250,000
Curious.com Inc.	2,000,003
Fullbridge, Inc.	1,000,000
Lytro, Inc.	3,000,002
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	1,526,000
Ozy Media, Inc.	2,000,000
Snap Inc. (f/k/a Snapchat, Inc.)	3,999,990
Capitalized Fees (1)	27,347
Total Gross Payments	$13,803,342
________________________________________________

(1)
Capitalized fees represent costs such as legal and other fees associated with entering into or exiting a portfolio company investment or the ongoing due diligence and other costs associated with an existing portfolio company investment. Refer to “Note 2—Significant Accounting Policies—Investment Transaction Costs and Escrow Deposits” to our consolidated financial statements as of December 31, 2018 for further detail.

The table below summarizes the portfolio investments we sold or wrote-off during the quarter and year ended December 31, 2016:

	Year Ended December 31, 2016
Portfolio Company	Net Proceeds	Realized Gains/(Losses)(1)
Bloom Energy Corporation	$2,973,438	$(882,162)
Gilt Groupe Holdings, Inc(2)	429,261	(6,165,173)
Lyft, Inc.	7,651,890	4,430,220
NestGSV, Inc. (d/b/a GSVLabs, Inc.)	500,000	—
Twitter, Inc.	14,579,469	306,603
Upwork Global Inc. (f/k/a Odesk Corporation)	108,531	(77,819)
	$26,242,589	$(2,388,331)
_______________________

(1)	Realized gain/(loss) exclude any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(2)
$1,991 of the proceeds received from Gilt Groupe Holdings, Inc. represents an excess distribution of proceeds received as part of the January 2016 sale of Gilt Groupe Holdings, Inc. to Hudson’s Bay Co., the parent company of Saks Fifth Avenue.

Results of Operations - Comparison of the years ended December 31, 2018, 2017, and 2016

Operating results for the years ended December 31, 2018, 2017, and 2016 are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Total Investment Income	$1,617,836	$852,768	$736,283
Interest income	992,836	304,672	523,488
Dividend income	625,000	475,000	—
Other income	—	73,096	212,795
Gross Operating Expenses	$15,144,834	$22,439,855	$1,999,646
Incentive fee waiver	(5,000,000)	—	—
Management fee waiver	(892,421)	(708,272)	—
Net Operating Expenses	$9,252,413	$21,731,583	$1,999,646
Management fees	5,199,900	5,666,176	6,896,347
Incentive fees	382,387	7,151,641	(15,188,121)
Costs incurred under Administration Agreement	1,702,047	1,874,839	2,545,316
Directors’ fees	345,000	328,480	345,000
Professional fees	1,587,578	2,068,668	1,966,906
Interest expense	4,545,471	4,696,819	4,731,430
Income tax expense	482,994	52,901	—
Other expenses	899,457	600,331	702,768
Net Investment Loss	$(7,634,577)	$(20,878,815)	$(1,263,363)
Net realized gain/(loss) on investments	(7,433,619)	913,982	(2,634,471)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—	—
Net change in unrealized appreciation/(depreciation) of investments	9,641,050	34,775,696	(73,213,845)
Benefit from taxes on unrealized depreciation of investments	$6,716,735	$2,757,070	$2,116,784
Net Increase in Net Assets Resulting from Operations	$891,743	$17,567,933	$(74,994,895)

Investment Income

For the year ended December 31, 2018 as compared to the year ended December 31, 2017

Investment income increased to $1,617,836 for the year ended December 31, 2018 from $852,768 for the year ended December 31, 2017. The increase was primarily due to increased interest income related to our debt investments in Ozy Media, Inc., NestGSV, Inc. (d.b.a. GSV Labs, Inc.), and CUX, Inc. (d/b/a CorpU) and interest on cash balances not earned in the prior year. Dividend income also increased during the year as the total dividends received from SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.) increased from $475,000 in 2017 to $625,000 in 2018.

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

Operating Expenses

For the year ended December 31, 2018 as compared to the year ended December 31, 2017

Total operating expenses, net of waiver of management and incentive fees, decreased to $9,252,413 for the year ended December 31, 2018, from $21,731,583 for the year ended December 31, 2017. The decrease was primarily due to a decrease in the accrued incentive fees, enhanced by the one-time incentive fee accrual forfeiture of $5.0 million per the Waiver Agreement and, to a lesser extent, an increase in GSV Asset Management’s management fee waiver and costs incurred under Administration Agreement. The increase in GSV Asset Management’s management fee waiver under the Waiver Agreement during the year ended December 31, 2018 resulted primarily from the exclusion of our cash balance from the calculation of the base management fee. The decrease in total operating expenses between periods was also, to a lesser extent, the result of a decrease in professional fees, which include legal, valuation, audit, and consulting fees.

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

Net Investment Loss

For the year ended December 31, 2018 as compared to the year ended December 31, 2017

For the year ended December 31, 2018, we recognized a net investment loss of $7,634,577, compared to a net investment loss of $20,878,815 for the year ended December 31, 2017. The decrease in net investment loss resulted primarily from the decrease in operating expenses, net of waiver of management fees and one-time incentive fee accrual forfeiture, as discussed above, and an increase in total investment income between 2018 and 2017, also discussed above.

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

Net Realized Gain/(Loss) on Investments

For the year ended December 31, 2018 as compared to the year ended December 31, 2017

For the year ended December 31, 2018, we recognized a net realized loss of $7,433,619 on our investments, compared to a net realized gain of $913,982 for the year ended December 31, 2017. The components of our net realized gains and losses on portfolio investments for the year ended December 31, 2018 and 2017, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the year ended December 31, 2017 as compared to the year ended December 31, 2016

For the year ended December 31, 2017, we recognized net realized gains of $913,982, compared to net realized losses of $2,634,471 for the year ended December 31, 2016 and net realized gains of $54,144,229 for the year ended December 31, 2015. The components of our net realized gains and losses on portfolio investments for the years ended December 31, 2017, 2016, and 2015, excluding U.S. Treasury investments, are reflected in the tables above, under "- Portfolio and Investment Activity." For the year ended December 31, 2017, we recognized no provision for taxes on our net realized capital gains due to our election to be treated as a RIC. For the year ended December 31, 2016, we recognized no benefit from taxes on our net realized capital losses due to our election to be treated as a RIC.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2018, we had a net change in unrealized appreciation of $9,641,050. For the year ended December 31, 2017, we had a net change in unrealized appreciation of $34,775,696. For the year ended December 31, 2016, we had a net change in unrealized depreciation of $73,213,845. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the years ended December 31, 2018, 2017, and 2016.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2018
Lytro, Inc.(1)	$8,387,816
Lyft, Inc.	5,486,237
Coursera, Inc.	4,751,216
SharesPost, Inc.	4,401,790
Avenues Global Holdings, LLC(1)	4,243,435
Course Hero, Inc.	4,065,198
SugarCRM, Inc.(1)	3,753,157
Palantir Technologies, Inc.	(1,022,365)
Knewton, Inc.	(1,576,151)
Declara, Inc.	(1,715,261)
Ozy Media, Inc.	(2,070,561)
Chegg, Inc.(1)	(2,151,532)
Spotify Technology S.A.	(4,015,707)
General Assembly Space, Inc.(1)	(4,840,905)
Curious.com, Inc.	(5,514,077)
Other(2)	(2,541,240)
Total	$9,641,050
_______________________

(1)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)	“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2018.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) for the Year Ended December 31, 2017	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) for the Year Ended December 31, 2016
Spotify Technology S.A.(2)	$15,394,865	Palantir Technologies, Inc.	$(14,844,283)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)(1)	14,272,843	Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	(14,281,910)
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)(1)	13,835,988	Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	(13,810,477)
Chegg, Inc.(2)	7,445,390	Dropbox, Inc.	(9,041,704)
Orchestra One, Inc. (f/k/a Learnist, Inc.)(1)	4,959,614	Fullbridge, Inc.	(5,904,068)
Dropbox, Inc.	4,685,212	Dataminr, Inc.	(5,875,388)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	4,308,957	Avenues Global Holdings, LLC	(4,886,897)
Coursera, Inc.	3,849,819	Declara, Inc.	(4,506,983)
StormWind, LLC	3,832,681	Twitter, Inc.(2)	(4,254,018)
Lyft, Inc.	2,671,022	SugarCRM, Inc.	(3,866,388)
Cricket Media (f/k/a ePals, Inc.)(1)	2,448,959	Lyft, Inc.(2)	(3,305,991)
AlwaysOn, Inc.(1)	1,903,414	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,827,142)
Aspiration Partners, Inc.	1,440,417	Curious.com, Inc.	(2,011,360)
Circle Media (f/k/a/ S3 Digital Corp. (d/b/a S3i))(1)	1,325,033	SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(1,940,222)
Strategic Data Command, LLC(2)	(1,063,278)	Ozy Media, Inc.	(1,518,995)
Maven Research, Inc.	(1,672,521)	Knewton, Inc.	(1,171,677)
Dataminr, Inc.(2)	(2,348,736)	Strategic Data Command, LLC	1,050,905
General Assembly Space, Inc.	(2,905,898)	General Assembly Space, Inc.	2,225,392
SugarCRM, Inc.	(2,893,050)	Spotify Technology S.A.	2,711,991
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(3,239,916)	JAMF Holdings, Inc.	3,133,955
JAMF Holdings, Inc.(2)	(3,856,826)	Course Hero, Inc.	5,532,303
Curious.com, Inc.	(4,470,877)	Gilt Groupe Holdings, Inc.(2)	6,055,046
Palantir Technologies, Inc.(2)	(5,424,238)
Ozy Media, Inc.	(5,518,893)
Declara, Inc.	(6,111,907)
Lytro, Inc.	(8,793,884)
Other(3)	701,506	Other(3)	124,066
Total	$34,775,696	Total	$(73,213,845)
____________________________________________________________________________________

(1)	The change in unrealized appreciation for this investment resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the years ended December 31, 2017 or 2016.

Recent Developments

Portfolio Activity

Please refer to “Note 11—Subsequent Events” to our consolidated financial statements as of December 31, 2018 for details regarding activity in our investment portfolio from January 1, 2019 through April 17, 2019.

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

Share Repurchase Program

From January 1, 2019 through April 17, 2019, we did not repurchase any additional shares under the Share Repurchase Program.

Internalization of Company’s Operating Structure

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as of the Effective Date, and the following occurred.

Termination of Investment Advisory Agreement

On and effective March 12, 2019, the Investment Advisory Agreement was terminated by mutual agreement of GSV Asset Management and us in connection with our Internalization.

Prior to our Internalization, GSV Asset Management served as our external investment adviser pursuant to the Investment Advisory Agreement. Pursuant to the terms of the Investment Advisory Agreement, we paid GSV Asset Management a fee for its services consisting of two components - a base management fee and an incentive fee. The base management fee was calculated at an annual rate of 2.00% of our gross assets (our total assets as reflected on our balance sheet with no deduction for liabilities). The incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equaled the lesser of (i) 20% of our realized capital gains during such calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle” of 8.00% per year, and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. See “Investment Advisory Agreement” in Part I, Item 1A of this Form 10-K.

Termination of Administration Agreement

On and effective March 12, 2019, the Administration Agreement was terminated by mutual agreement of GSV Capital Service Company and us in connection with our Internalization.

Prior to our Internalization, GSV Capital Service Company served as our external administrator and provided administrative services necessary for our operations, including but not limited to, furnishing us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing us with certain other administrative services, including, but not limited to, assisting us with determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders.

Under the Administration Agreement, we did not pay any fees to GSV Capital Service Company but reimbursed GSV Capital Service Company for our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its services under the Administration Agreement, including, but not limited to, fees and expenses associated with performing compliance functions and our allocable portion of rent and compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. See “Administration Agreement” in Part I, Item 1A of this Form 10-K.

Departure of Director and Reduction of Number of Directors

On and effective March 12, 2019, Michael T. Moe resigned from our Board of Directors in connection with our Internalization. As a result of Mr. Moe’s resignation, our Board of Directors reduced the number of directors that constitute our full Board of Directors to five directors from six directors in accordance with our bylaws. Mr. Moe will continue to provide services to us pursuant to the Consulting Agreement (as defined below). See “—Consulting Agreement.”

Consulting Agreement

On and effective March 12, 2019, we entered into a Consulting Agreement (the “Consulting Agreement”) with Michael T. Moe, the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management, for the purpose of assisting us with certain transition services following the termination of the Investment Advisory Agreement and our Internalization.  Pursuant to the Consulting Agreement, Mr. Moe will provide certain transition services to us related to our existing portfolio investments for which Mr. Moe previously had oversight in his role as the Chief Executive Officer and Chief Investment Officer of GSV Asset Management. Such transition services will include providing information to us regarding such portfolio companies, including as a member of a portfolio company’s board of directors, assisting with the transition of portfolio company board seats as requested by us, making appropriate introductions to representatives of portfolio companies, and providing other similar types of services that we may reasonably request.

The term of the Consulting Agreement commenced on March 12, 2019 and will continue for eighteen months, unless the parties thereto mutually agree to extend the Consulting Agreement for an additional period.  Pursuant to the Consulting Agreement, we will pay Mr. Moe a total amount equal to $1,250,000.

Amended and Restated Trademark License Agreement

On and effective March 12, 2019, we entered into an Amended and Restated Trademark License Agreement (the “Amended and Restated License Agreement”) with GSV Asset Management in connection with termination of the Investment Advisory Agreement.  See “—Termination of Investment Advisory Agreement.”

GSV Asset Management is the owner of the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC” (collectively, the “Licensed Marks”). Pursuant to the Amended and Restated License Agreement, GSV Asset Management granted us a non-transferable, non-sublicensable, and non-exclusive right and license to use the Licensed Marks, solely in connection with the operation of our existing business.

The term of the Amended and Restated License Agreement commenced on March 12, 2019 and will continue for eighteen months, unless the parties thereto mutually agree to extend the Amended and Restated License Agreement for an additional period.  Pursuant to the Amended and Restated License Agreement, we will pay GSV Asset Management a total amount equal to $1,250,000.

Risk Factor Related to Internalization

We have internalized our operating structure, including our management and investment functions; as a result, we may incur significant costs and face significant risks associated with being self-managed, including adverse effects on our business and financial condition.

On March 12, 2019, our Board of Directors approved internalizing our operating structure, including our management and investment functions. There can be no assurances that internalizing our operating structure will be beneficial to us and our stockholders, as we may incur the costs and risks discussed below and may not be able to effectively replicate the services previously provided to us by our former investment adviser, GSV Asset Management, and our former administrator, GSV Capital Service Company.

While we will no longer bear the costs of the various fees and expenses we previously paid to GSV Asset Management under the Investment Advisory Agreement, our direct expenses will generally include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance, as well as costs and expenses related to making and managing our investments. We will also now incur the compensation and benefits costs of our officers and other employees and consultants, and we may issue equity awards to our officers, employees and consultants, which awards may decrease net income and funds from our operations and may dilute our stockholders. We may also be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

In addition, if the expenses we assume as a result of our internalization are higher than the expenses we would have paid to GSV Asset Management and/or reimbursed to GSV Capital Service Company, our earnings per share may be lower as a result of our internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

Further, in connection with internalizing our operating structure, we may experience difficulty integrating these functions as a stand-alone entity, and we could have difficulty retaining our personnel, including those performing management, investment and general and administrative functions. These personnel have a great deal of know-how and experience. We may also fail to properly identify the appropriate mix of personnel and capital needs to operate successfully as a stand-alone entity. An inability to effectively manage our internalization could result in our incurring excess costs and operating inefficiencies, and may divert our management’s attention from managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of time and money defending claims, which would reduce the amount of funds available for us to make investments and to pay distributions, and may divert our management’s attention from managing our investments.

All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

Delayed Filing of 2018 Annual Report on Form 10-K

As previously reported, the Company was unable to file this Annual Report on Form 10-K within the prescribed time period without unreasonable effort or expense because the Company’s independent directors retained independent counsel to conduct a review of certain operational and administrative activities (the “Internal Review”). The Internal Review is now complete and no material issues were found.  The results of the Internal Review did not change the Company’s financial statements or results of operations that were reported in its earnings release on March 14, 2019.

Appointment of Chief Financial Officer

On April 17, 2019, our Board of Directors appointed Allison Green to serve as our Chief Financial Officer, effective as of such date. Ms. Green currently serves, and will continue to serve, as our Treasurer, Controller and Secretary, and will no longer serve as our Senior Vice President of Finance as of such date.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. In addition, during the year ended December 31, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2018.

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

Our primary uses of cash are to make investments, pay our operating expenses and make distributions to our stockholders. For the years ended December 31, 2018, 2017, 2016 and our operating expenses, net of any fee waivers, were $9,252,413, $21,731,583, and $1,999,646, respectively.

Cash Reserves and Liquid Securities	December 31, 2018	December 31, 2017	December 31, 2016
Cash	$28,184,163	$59,838,600	$8,332,634
Borrowing availability under the Credit Facility(1)	12,000,000	12,000,000	—
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	44,589,406	8,160,000	8,729,005
Subject to other sales restrictions	—	—	—
Total securities of publicly traded portfolio companies	44,589,406	8,160,000	8,729,005
Total Cash Reserves and Liquid Securities	$84,773,569	$79,998,600	$17,061,639

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of December 31, 2018 and December 31, 2017. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2018 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of December 31, 2018, this balance represents our shares of common stock in Spotify Technology S.A. and Dropbox, Inc.

During the year ended December 31, 2018, cash decreased to $28,184,163 from $59,838,600 at the beginning of the year. The decrease in cash was primarily due to the repayment of 5.25% Convertible Senior Notes due 2018 of approximately $69.3 million, approximately $10.3 million in cash used under the Share Repurchase Program, and approximately $10.6 million in cash used to make additional investments, partially offset by the receipt of net proceeds from the issuance of $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023 and approximately $32.4 million in net proceeds from the sale of certain portfolio investments.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	40.0	—	—	40.0	—
Total	$129.5	$89.5	$—	$40.0	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on January 3, 2019, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.

(2)	The total unused amount available under the Credit Facility as of December 31, 2018 was $12.0 million.

(3)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the year ended December 31, 2018.

(4)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of December 31, 2018. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2018 for more information.

Share Repurchase Program

During the year ended December 31, 2018, we repurchased 1,483,698 shares of our common stock pursuant to the Share Repurchase Program at an average price of $6.93 per share, or approximately $10.3 million in aggregate. As of December 31, 2018, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $4.8 million. For more information on the Share Repurchase Program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank has agreed to provide us with the $12.0 million Credit Facility, which, among other things, matures on May 31, 2019 and bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2018 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the year ended December 31, 2018 or the year ended December 31, 2017.

5.25% Convertible Senior Notes due 2018 - Tender Offer, Repurchase, and Repayment

On December 15, 2017, we announced the commencement of a cash tender offer (the "Tender Offer") to purchase any and all of the $69.0 million aggregate principal amount of outstanding 5.25% Convertible Senior Notes due 2018. As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the 5.25% Convertible Senior Notes due 2018 representing approximately 7.0% of the outstanding 5.25% Convertible Senior Notes due 2018, were validly tendered and not validly withdrawn pursuant to the Tender Offer. On March 27, 2018, we repurchased an additional $14.2 million aggregate principal amount of the outstanding 5.25% Convertible Senior Notes due 2018.

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2018 for more information regarding the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023 - Issuance

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.4 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we are required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and are required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2018 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2018. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements as of December 31, 2018 for more information.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our consolidated financial statements as of December 31, 2018 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2018 for more information.

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

As of December 31, 2018, all of our debt investments and outstanding borrowings bore fixed rates of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our December 31, 2018 Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the year ended December 31, 2018, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDCs that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$360,000	$(360,000)
Up 200 Basis points	$—	$240,000	$(240,000)
Up 100 Basis points	$—	$120,000	$(120,000)
Down 100 Basis points	$—	$(120,000)	$120,000
Down 200 Basis points	$—	$(240,000)	$240,000
Down 300 Basis points	$—	$(360,000)	$360,000

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the year ended December 31, 2018. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the year ended December 31, 2018, our actual average borrowings under the Credit Facility were $0.

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

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of GSV Capital Corp. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2018, the financial highlights (presented in Note 8) for each of the four years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the financial highlights for each of the four years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
April 17, 2019

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of GSV Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GSV Capital Corp. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, the related consolidated statements of operations, cash flows, changes in net assets and the financial highlights as of and for the year ended December 31, 2018, of the Company and our report dated April 17, 2019, expressed an unqualified opinion on the financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California

April 17, 2019

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $105,869,607 and $137,526,726, respectively)	$170,067,233	$179,908,234
Non-controlled/affiliate investments (cost of $42,333,854 and $41,886,312, respectively)	5,931,863	16,473,098
Controlled investments (cost of $22,960,942 and $23,161,314, respectively)	22,816,733	24,207,161
Total Portfolio Investments	198,815,829	220,588,493
Investments in U.S. Treasury bills (cost of $99,982,067 and $99,985,833, respectively)	99,994,000	99,994,000
Total Investments (cost of $271,146,470 and $302,560,185, respectively)	298,809,829	320,582,493
Cash	28,184,163	59,838,600
Due from controlled investments	—	840
Escrow proceeds receivable	2,494,582	603,456
Interest and dividends receivable	255,670	35,141
Prepaid expenses and other assets	207,769	208,983
Deferred financing costs	267,541	413,023
Total Assets	330,219,554	381,682,536
LIABILITIES
Due to GSV Asset Management(1)	—	231,697
Accounts payable and accrued expenses	490,687	458,203
Accrued incentive fees, net of waiver of incentive fees(1)	4,660,472	9,278,085
Accrued management fees, net of waiver of management fees(1)	415,056	424,447
Accrued interest payable	475,000	1,056,563
Payable for securities purchased	89,480,103	89,485,825
Deferred tax liability	885,566	7,602,301
5.25% Convertible Senior Notes due September 15, 2018(2)	—	68,382,549
4.75% Convertible Senior Notes due March 28, 2023(2)	38,434,511	—
Total Liabilities	134,841,395	176,919,670
Commitments and contingencies (Notes 7 and 10)
Net Assets	$195,378,159	$204,762,866
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,762,647 and 21,246,345 issued and outstanding, respectively)	$197,626	$212,463
Paid-in capital in excess of par	192,322,399	202,584,012
Accumulated net investment loss	(16,228,294)	(8,593,717)
Accumulated net realized gains/(losses) on investments	(7,691,365)	140,100
Accumulated net unrealized appreciation of investments	26,777,793	10,420,008
Net Assets	$195,378,159	$204,762,866
Net Asset Value Per Share	$9.89	$9.64
See accompanying notes to consolidated financial statements.
__________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of December 31, 2018 and December 31, 2017, the 5.25% Convertible Senior Notes due September 15, 2018 had a face value of $0 and $69,000,000, respectively. As of December 31, 2018 and December 31, 2017, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000 and $0, respectively. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$351,188	$(4,627)	$262,473
Other income	—	73,096	212,795
Non-controlled/affiliate investments:
Interest income	581,813	59,460	159,016
Controlled investments:
Interest income	59,835	249,839	101,999
Dividend income	625,000	475,000	—
Total Investment Income	1,617,836	852,768	736,283
OPERATING EXPENSES
Management fees(1)	5,199,900	5,666,176	6,896,347
Incentive fees(1)	382,387	7,151,641	(15,188,121)
Costs incurred under Administration Agreement(1)	1,702,047	1,874,839	2,545,316
Directors’ fees	345,000	328,480	345,000
Professional fees	1,587,578	2,068,668	1,966,906
Interest expense	4,545,471	4,696,819	4,731,430
Income tax expense	482,994	52,901	—
Other expenses	899,457	600,331	702,768
Total Operating Expenses	15,144,834	22,439,855	1,999,646
Management fee waiver(1)	(892,421)	(708,272)	—
Incentive fee waiver(1)	(5,000,000)	—	—
Total operating expenses, net of waiver of management and incentive fees	9,252,413	21,731,583	1,999,646
Net Investment Loss	(7,634,577)	(20,878,815)	(1,263,363)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	(7,432,939)	3,989,476	(2,634,471)
Controlled investments	(680)	(3,075,494)	—
Net Realized Gains/(Losses) on Investments	(7,433,619)	913,982	(2,634,471)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	21,819,883	45,958,490	(54,745,095)
Non-controlled/affiliate investments	(10,988,777)	(16,084,516)	(13,571,477)
Controlled investments	(1,190,056)	4,901,722	(4,897,273)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	9,641,050	34,775,696	(73,213,845)
Benefit from taxes on unrealized depreciation of investments(3)	6,716,735	2,757,070	2,116,784
Net Increase/(Decrease) in Net Assets Resulting from Operations	$891,743	$17,567,933	$(74,994,895)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.04	$0.80	$(3.38)
Diluted(2)	$0.04	$0.80	$(3.38)
Weighted-Average Common Shares Outstanding
Basic	20,617,890	21,924,490	22,181,003
Diluted(2)	20,617,890	21,924,490	22,181,003
See accompanying notes to consolidated financial statements.
____________________________________________________________________________________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
For the years ended December 31, 2018, 2017, and 2016, 6,079,068, 5,751,815, and 5,751,815 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6-Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”

(3)
During the year ended December 31, 2018, in anticipation of the end of the RIC built-in gain measurement period, we reversed the accrual of related potential tax liabilities of approximately $6.1 million. During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation despite recording a net change in unrealized appreciation of approximately $34.8 million. The tax benefit was the result of a decrease in built-in gains tax liability due to recently passed tax legislation, partially offset by an increase in the net deferred tax liability generated by the GSVC Holdings. Refer to "Note 9—Income Taxes" for further detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Change in Net Assets Resulting from Operations
Net investment loss	$(7,634,577)	$(20,878,815)	$(1,263,363)
Net realized gains/(losses) on investments	(7,433,619)	913,982	(2,634,471)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	(397,846)	—	—
Net change in unrealized appreciation/(depreciation) of investments	9,641,050	34,775,696	(73,213,845)
Benefit from taxes on unrealized depreciation of investments	6,716,735	2,757,070	2,116,784
Net Increase/(Decrease) in Net Assets Resulting from Operations	891,743	17,567,933	(74,994,895)
Distributions from realized gains	—	—	(820,753)
Distributions from return of capital	—	—	(66,487)
Total Distributions	—	—	(887,240)
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(10,276,450)	(4,933,877)	—
Net Decrease in Net Assets Resulting from Capital Transactions	(10,276,450)	(4,933,877)	—
Total Increase/(Decrease) in Net Assets	(9,384,707)	12,634,056	(75,882,135)
Net assets at beginning of year	204,762,866	192,128,810	268,010,945
Net Assets at End of Year	$195,378,159	$204,762,866	$192,128,810
Capital Share Activity
Shares outstanding at beginning of year	21,246,345	22,181,003	22,181,003
Shares issued	—	—	—
Shares repurchased	(1,483,698)	(934,658)	—
Shares Outstanding at End of Year	19,762,647	21,246,345	22,181,003

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$891,743	$17,567,933	$(74,994,895)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gains)/losses on investments	7,433,619	(913,982)	2,634,471
Net change in unrealized (appreciation)/depreciation of investments	(9,641,050)	(34,775,696)	73,213,845
Change in deferred tax liability	(6,716,735)	(2,757,070)	(2,116,784)
Amortization of discount on 5.25% Convertible Senior Notes due 2018	492,170	869,751	863,751
Amortization of discount on 4.75% Convertible Senior Notes due 2023	281,130	—	—
Amortization of deferred financing costs	51,636	48,678	210,999
Write-off of deferred offering costs	325,248	—	—
Amortization of fixed income security premiums and discounts	(30,660)	(139,544)	(54,522)
Paid-in-kind interest	(386,546)	(152,270)	(447,009)
Change in restricted cash	—	—	52,931
Escrow proceeds receivable	1,034,704	603,456	—
Purchases of investments in:
Portfolio investments	(10,669,035)	(191,274)	(13,803,342)
U.S. Treasury bills	(399,893,952)	(360,031,336)	(119,998,208)
Proceeds from sales or maturity of investments in:
Portfolio investments	33,925,585	77,031,789	26,241,589
U.S. Treasury bills	400,000,000	290,000,000	120,000,000
U.S. Treasury strips	—	—	3,685,000
Change in operating assets and liabilities:
Due from GSV Asset Management(1)	—	—	220,770
Due from controlled investments	840	(840)	56,371
Prepaid expenses and other assets	1,214	4,959	13,884
Interest and dividends receivable	(220,529)	57,805	4,237
Escrow proceeds receivable	(1,891,126)	(603,456)	—
Due to GSV Asset Management(1)	(231,697)	(190,328)	(4,625,404)
Payable for securities purchased	(5,722)	62,987,075	(607)
Accounts payable and accrued expenses	32,484	122,592	230,024
Accrued incentive fees(1)	(4,617,613)	7,151,641	(15,188,121)
Accrued management fees(1)	(9,391)	(99,607)	(159,369)
Accrued interest payable	(581,563)	—	—
Net Cash Provided by/(Used in) Operating Activities	9,574,753	56,590,276	(3,960,389)
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	40,000,000	—	—
Deferred debt issuance costs	(1,846,620)	—	—
Repurchases of common stock	(10,276,450)	(4,933,877)	—
Repayment of 5.25% Convertible Senior Notes due 2018	(69,272,565)	—	—
Realized loss on repurchase of 5.25% Convertible Senior Notes due 2018	397,846	—	—
Borrowings under credit facility	—	16,000,000	3,500,000
Repayments under credit facility	—	(16,000,000)	(3,500,000)
Deferred credit facility costs	—	(100,313)	—
Deferred offering costs	(231,401)	(50,120)	(169,614)
Net Cash Used in Financing Activities	(41,229,190)	(5,084,310)	(1,056,854)
Total Increase/(Decrease) in Cash Balance	(31,654,437)	51,505,966	(5,017,243)
Cash Balance at Beginning of Year	59,838,600	8,332,634	13,349,877
Cash Balance at End of Year	$28,184,163	$59,838,600	$8,332,634
Supplemental Information:
Interest paid	$4,127,163	$3,684,410	$3,650,961
Taxes paid	$496,912	$54,014	$—

See accompanying notes to consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	$16,189,935	$34,053,394	17.43%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares(3)(7)	On-Demand Music Streaming	8/6/2012	235,360	10,002,084	26,713,360	13.67%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	6/9/2013	2,961,399	14,519,519	23,111,889	11.83%
Dropbox, Inc.**	San Francisco, CA
Common shares(3)(8)	Cloud Computing Services	11/15/2011	874,990	13,656,926	17,876,046	9.15%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation Services	3/11/2015	128,563	2,503,585	6,583,483	3.37%
Preferred shares, Series D		3/21/2014	176,266	1,792,749	9,026,269	4.62%
Total				4,296,334	15,609,752	7.99%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	9/18/2014	2,145,509	5,000,001	14,106,625	7.22%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	10,097,442	5.17%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	5,943,577	3.04%
Common shares(13)		7/20/2011	770,934	123,987	855,327	0.44%
Total				2,383,703	6,798,904	3.48%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	6,151,161	3.15%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,000,000	2.05%
Preferred shares, Series A		10/16/2014	879,198	1,002,440	2,091,436	1.07%
Total				5,002,720	6,091,436	3.12%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	3,511,661	1.80%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	12/16/2013	375,985	4,999,999	2,021,690	1.03%
Convertible Promissory Note 8% Due 12/31/2019(12)		7/23/2018	$134,405	135,213	134,405	0.07%
Total				5,135,212	2,156,095	1.10%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	1.02%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	999,975	0.51%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,492	0.41%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.49% Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$105,869,607	$170,067,233	87.05%
See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 12/31/2018(11)	Digital Media Platform	8/31/2016	$2,102,384	$2,102,384	$3,153,575	1.61%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(11)		4/9/2018	295,565	30,647	—	—%
Total				10,633,230	3,153,575	1.61%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(6)	Corporate Education	11/26/2014	$1,360,489	1,361,969	1,360,489	0.70%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	878,005	0.45%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 2/14/2020(9)		5/31/2013	16,903	—	19,946	0.01%
Total				4,146,653	2,258,440	1.16%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	11/12/2015	378,788	501,360	250,000	0.13%
Preferred shares, Series A		2/28/2014	494,365	500,801	269,848	0.14%
Total				1,002,161	519,848	0.27%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares(15)	Online Education	11/22/2013	1,135,944	12,000,006	—	—%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 12% Due 4/30/2018(4)(10)	Social Cognitive Learning	12/30/2015	$2,327,727	2,334,152	—	—%
Preferred shares, Series A 8%		4/17/2014	10,716,390	9,999,999	—	—%
Total				12,334,151	—	—%

Total Non-controlled/Affiliate				$42,333,854	$5,931,863	3.04%

CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C 8%	Interactive Learning	1/7/2014	2,779,134	4,000,787	7,194,971	3.68%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	5,770,328	2.95%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	421,525	0.22%
Total				6,130,474	13,386,824	6.85%

See accompanying notes to consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Convertible Promissory Note 12% Due 12/31/2019***(14)	Global Innovation Platform	2/17/2016	$936,525	$951,436	$936,525	0.48%
Preferred shares, Series A-4		10/6/2014	3,720,424	4,904,498	4,960,553	2.54%
Preferred shares, Series A-3		4/4/2014	1,561,625	2,005,730	1,735,134	0.89%
Preferred shares, Series A-2		7/15/2013	450,001	605,500	300,000	0.15%
Preferred shares, Series A-1		5/25/2012	1,000,000	1,021,778	499,999	0.26%
Common shares		7/1/2014	200,000	1,000	—	—%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(14)		4/4/2014	187,500	—	26,250	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(14)		10/6/2014	500,000	—	145,000	0.07%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	70,000	0.04%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	556	0.00%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	694	0.00%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 12/31/2023(14)		12/31/2018	250,000	5,080	5,000	0.00%
Total				9,669,056	8,679,711	4.44%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***(16)	Clean Technology	4/15/2014	14,300,000	7,151,412	750,198	0.38%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	750,198	0.38%

Total Controlled				$22,960,942	$22,816,733	11.68%

Total Portfolio Investments				$171,164,403	$198,815,829	101.76%

U.S. Treasury
U.S. Treasury bills, 0%, due 1/3/2019***(3)		12/27/2018	$100,000,000	99,982,067	99,994,000	51.18%

TOTAL INVESTMENTS				$271,146,470	$298,809,829	152.94%

See accompanying notes to consolidated financial statements.
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

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total investments as of December 31, 2018, 14.92% of its total investments are non-qualifying assets.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

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

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs.

(4)	As of December 31, 2018, the investments noted had been placed on non-accrual status.

(5)	GSV Capital Corp.’s investments in StormWind, LLC are held through GSV Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note. On October 31, 2018, GSV Capital Corp. agreed to extend the maturity of the Senior Subordinated Convertible Promissory Note to CUX, Inc. (d/b/a CorpU) until February 14, 2020, with a new interest rate of 10%. Accrued interest will continue to be compounded annually on November 26 of the current and each subsequent year until repaid.

(7)
On March 14, 2018, as disclosed in its Amendment No. 1 to its Form F-1 Registration Statement filed in connection with its direct listing, Spotify Technology S.A. effectuated a 40:1 stock split of its ordinary shares, beneficiary certificates and any other of its outstanding securities. On April 3, 2018, Spotify Technology S.A., registered for resale up to 55,731,480 ordinary shares by the registered shareholders in a direct listing. GSV Capital Corp.'s common shares of Spotify Technology S.A. are considered unrestricted as they are not subject to restriction upon sale. At December 31, 2018, GSV Capital Corp. valued its common shares of Spotify Technology S.A. based on its December 31, 2018 closing price.

(8)
On March 7, 2018, as disclosed in its Amendment No. 1 to its Form S-1 Registration Statement filed in connection with its initial public offering, Dropbox, Inc. effectuated a 1:1.5 reverse stock split of its capital stock. On March 23, 2018, Dropbox, Inc. priced its initial public offering for 26,822,409 Class A common shares at a price of $21.00 per share. Dropbox, Inc., also registered for resale up to 9,177,591 Class A common shares by the registered shareholders. As of August 23, 2018 GSV Capital Corp.'s shares of common stock in Dropbox, Inc. were no longer restricted. At December 31, 2018, GSV Capital Corp. valued its common shares of Dropbox, Inc. based on its December 31, 2018 closing price.

(9)
On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018. On July 31, 2018, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp.'s Series D warrants until November 26, 2018. On October 31, 2018 and in connection with the extension of the maturity date on the related debt investment, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp's Series D warrants until February 14, 2020.

(10)
On January 31, 2018, the maturity date of the convertible promissory note to Declara, Inc. was extended an additional three months to April 30, 2018 and the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual). On January 31, 2018 the convertible promissory note to Declara Inc. was placed on non-accrual status. On April 30, 2018, the Company deemed this investment to be in default based on Declara Inc.'s financial position.

(11)
Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018 and then to December 31, 2018 once certain conditions were satisfied. Effective August 17, 2018, Ozy Media Inc. executed an additional debt amendment, which expanded its borrowing limit. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for 295,565 shares of Ozy Media Inc.'s common stock. Subsequent to December 31, 2018, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(12)	On July 23, 2018, Knewton, Inc. issued an 8% unsecured convertible promissory amount with a principal amount of $134,405 and a maturity date of December 31, 2019 to GSV Capital Corp.

(13)	On June 15, 2018 GSV Capital Corp. exercised its 770,934 warrants to purchase shares of SharesPost, Inc.'s common stock, with a $0.13 strike price.

(14)
Effective July 31, 2018, GSV Capital Corp agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the extended note. On December 31, 2018, GSV Capital Corp extended the maturity of the Convertible Promissory Note to December 31, 2019, compounded the previously accrued and then-outstanding interest and invested an additional $300,000. The Convertible Promissory Note continues to accrue interest at 12%. In consideration for the extension and additional investment, the 500,000 Series A-3 Preferred Warrants due April 4, 2019 and the 187,500 Series A-4 Preferred Warrants due October 6, 2019, were extended to April 4, 2021 and October 6, 2021, respectively. The Company also received an additional 250,000 Series B Preferred Warrants due December 31, 2023.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

(15)
On June 8, 2018, Curious.com, Inc. completed a recapitalization and issued new Series C preferred shares. In connection with the offering, GSV Capital Corp.'s 3,407,834 Series B preferred shares were converted into common shares. Additionally, a 1:3 reverse stock split was declared on the now common shares.

(16)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the year ended December 31, 2018, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $625,000 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

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
See accompanying notes to consolidated financial statements.
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

(14)
Subsequent to the year-ended December 31, 2017, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. The Company and Ozy Media are in the process of renegotiating the terms of the Company’s investment.

(15)	On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the Company’s Series D warrants until August 1, 2018.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Subsequent to year end, on and effective March 12, 2019 (the “Effective Date”), the Company's Board of Directors determined that internalizing the operating structure (“Internalization”) was in the best interests of the Company and its stockholders and approved Internalization.  As a result, the Company began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as of the Effective Date. Refer to "Note 11 - Subsequent Events" for further detail.

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s common stock is currently listed on the Nasdaq Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter of 2011.

The table below displays all the Company’s subsidiaries as of December 31, 2018, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

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

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to "Risk Factors” in Part I, Item 1A of this Form 10-K for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

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
December 31, 2018

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
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2018 and December 31, 2017, for details regarding the nature and composition of the Company’s investment portfolio.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Escrow Proceeds Receivable

During the year-ended December 31, 2017, the Company completed the sales of its investments in JAMF Holdings, Inc. and Strategic Data Command, LLC. During the year ended December 31, 2018, the Company completed the sale of its investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc. A portion of the proceeds from the sale of these portfolio investments and those sold in prior years are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At December 31, 2018 and December 31, 2017, the Company had $2,494,582 and $603,456, respectively, in escrow proceeds receivable. During the year ended December 31, 2018, the Company received the remainder of escrow proceeds receivable from the sales of JAMF Holdings, Inc. and Strategic Data Command, LLC in 2017.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of December 31, 2018, and December 31, 2017, the Company had deferred financing costs of $267,541 and $413,023, respectively, on the Consolidated Statements of Assets and Liabilities.

	December 31, 2018	December 31, 2017
Deferred credit facility costs	$—	$51,636
Deferred offering costs	267,541	361,387
Deferred Financing Costs	$267,541	$413,023

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. At December 31, 2018 and December 31, 2017, the Company had no escrow deposits.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The Company elected to be treated as a RIC for the taxable year ended December 31, 2014 in connection with the filing of its 2014 tax return. As a result, the Company was required to pay a corporate-level U.S. federal income tax on the amount of the net built-in gains in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) either (1) as of the date it converted to a RIC (i.e., the beginning of the first taxable year that the Company qualifies as a RIC, which would be January 1, 2014), or (2) to the extent that the Company recognized such net built-in gains during the five-year recognition period beginning on the date of conversion. As of January 1, 2014, the Company had net unrealized built-in gains, but did not incur a built-in-gains tax for the 2014 tax year due to the fact that there were sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The five-year recognition period ended on December 31, 2018.

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

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU 2017-13 which addressed the application of ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as it relates to adoption period for entities not otherwise required to adopt the new revenue recognition standard, but whose financial statements or financial information are included in another entity’s filing with the Securities and Exchange Commission (the "SEC"). ASU 2014-9, issued by FASB in May 2014, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company adopted the ASU on January 1, 2018, which did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of FASB ASC 820, Fair Value Measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company did not early adopt the eliminated and modified disclosure requirements during the year ended December 31, 2018, but plans to adopt the guidance upon its effective date.

NOTE 3—RELATED-PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with GSV Asset Management (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, GSV Asset Management is paid a quarterly management

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

fee and an annual incentive fee. GSV Asset Management is controlled by Michael Moe, the Chairman of the Company’s Board of Directors. Mr. Moe, through his ownership interest in GSV Asset Management, is entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Investment Advisory Agreement. Mr. Moe serves as the principal of GSV Asset Management and manages the business and internal affairs of GSV Asset Management. Mark Klein, the Company’s Chief Executive Officer and a President of the Company’s Board of Directors, or entities with which he is affiliated, receives consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management.

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

Subsequent to year end, in connection with the Company's Internalization, the Investment Advisory Agreement was terminated on the Effective Date in accordance with its terms. Refer to "Note 11—Subsequent Events" for further detail.

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

GSV Asset Management earned $5,199,900, $5,666,176, and $6,896,347 in management fees for the years ended December 31, 2018, 2017, and 2016, respectively, and waived $892,421 and $708,272 in management fees for the years ended December 31, 2018 and 2017, respectively. GSV Asset Management did not waive management fees for the year ended December 31, 2016.

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

The Company is required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Consolidated Statements of Assets and Liabilities as of December 31, 2018 and December 31, 2017. This accrual considers both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the year ended December 31, 2018, the Company accrued incentive fees of $382,387. Pursuant to the Waiver Agreement, on February 2, 2018, GSV Asset Management forfeited $5.0 million of the then accrued incentive fees. For the year ended

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

December 31, 2017, the Company accrued incentive fees of $7,151,641. For the year ended December 31, 2016 the Company reversed incentive fee accruals of $15,188,121. As of December 31, 2018, the Company's accrued incentive fee balance due GSV Asset Management was $4,660,472, net of the Waiver Agreement.

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

As of each of December 31, 2018 and December 31, 2017, there were no receivables owed to the Company by GSV Asset Management.

Administration Agreement

The Company has entered into an administration agreement with GSV Capital Service Company (the “Administration Agreement”) to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. The Company reimburses GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there is no limit on the total amount of expenses the Company may be required to reimburse to GSV Capital Service Company, GSV Capital Service Company will only charge the Company for the actual expenses GSV Capital Service Company incurs on the Company’s behalf, or the Company’s allocable portion thereof, without

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

any profit to GSV Capital Service Company. There were $1,702,047, $1,874,839, and $2,545,316 in such costs incurred under the Administration Agreement for the years ended December 31, 2018, 2017, and 2016, respectively.

Subsequent to year end, in connection with the Company's Internalization, the Administration Agreement was terminated on the Effective Date in accordance with its terms. Refer to "Note 11—Subsequent Events" for further detail.

Due to GSV Asset Management

GSV Asset Management wholly owns and controls GSV Capital Service Company, which is a disregarded entity for tax purposes. As of each of December 31, 2018 and December 31, 2017, the Company owed GSV Asset Management, via the Administration Agreement with GSV Capital Service Company, $0 and $231,697, respectively, primarily for the reimbursement of overhead allocation expenses and travel expenses, pursuant to the Administration Agreement.

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

Subsequent to year-end, in connection with the Company's Internalization, as of the Effective Date, the Company entered into an Amended and Restated Trademark License Agreement to continue to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC.” Refer to "Note 11—Subsequent Events" for further detail.

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the Chairman of the Company’s Board of Directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Diane Flynn, who is the spouse of the Company’s former President, Mark Flynn, served as Chief Marketing Officer of NestGSV, Inc. until her resignation in January 2017. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of December 31, 2018, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $8,679,711 and $6,091,436, respectively.

In addition, the Company’s executive officers and directors, and the principals of the Company’s investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders. For example, as of April 17, 2019, GSV Asset Management also manages: Coursera@GSV Fund, LP, Coursera@GSV-EDBI Fund, LP, and GSV@CS, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”); GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”); and GSV@LT, LLC, GSV@LT II, LP, and GSV@LT III, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Lyft, Inc. (the “Lyft Funds”). GSV Asset Management will likely manage one or more private funds, or series within such private funds, in the future. The Company has no ownership interests in the Coursera Funds, the GSV@SP Fund or the Lyft Funds.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The Company, GSV Asset Management and certain of their affiliates have submitted an exemptive relief application to the SEC to permit the Company to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with the Company’s investment objectives and the conditions to the application. As a result of the internalization of the Company’s operating structure, the Company and GSV Asset Management withdrew such exemptive application on April 2, 2019  because the relief sought was no longer necessary.

As a business development company, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Board of Directors, including its independent directors, and, in some cases, the SEC. The affiliates with which the Company may be prohibited from transacting include its officers, directors and employees and any person controlling or under common control with the Company, subject to certain exceptions.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also ,from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. At December 31, 2018, the Company had 55 positions in 26 portfolio companies. As of December 31, 2017, the Company had 63 positions in 31 portfolio companies.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$48,424,535	$48,517,824	24.9%	$53,413,686	$86,824,096	42.4%
Preferred Stock	89,715,085	99,856,159	51.1%	134,145,680	120,253,822	58.7%
Debt Investments	9,156,012	5,584,994	2.9%	8,809,356	4,916,578	2.4%
Warrants	209,761	267,446	0.1%	197,162	433,997	0.2%
Private Portfolio Companies	147,505,393	154,226,423	79.0%	196,565,884	212,428,493	103.7%
Publicly Traded Portfolio Companies
Common Stock	23,659,010	44,589,406	22.8%	6,008,468	8,160,000	4.0%
Total Portfolio Investments	171,164,403	198,815,829	101.8%	202,574,352	220,588,493	107.7%
Non-Portfolio Investments
U.S. Treasury bill	99,982,067	99,994,000	51.1%	99,985,833	99,994,000	48.8%
Total Investments	$271,146,470	$298,809,829	152.9%	$302,560,185	$320,582,493	156.5%

The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2018 and December 31, 2017 were as follows:

	As of December 31, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$64,480,375	32.4%	33.0%	$90,658,640	41.1%	44.3%
Big Data/Cloud	51,929,440	26.1%	26.6%	57,678,330	26.1%	28.2%
Social/Mobile	39,964,377	20.1%	20.5%	38,528,143	17.5%	18.8%
Marketplaces	41,691,439	21.0%	21.3%	32,653,518	14.8%	15.9%
Sustainability	750,198	0.4%	0.4%	1,069,862	0.5%	0.5%
Total	$198,815,829	100.0%	101.8%	$220,588,493	100.0%	107.7%

	As of December 31, 2018			As of December 31, 2017
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$167,687,933	84.4%	85.8%	$165,871,083	75.2%	81.0%
Mid-west	—	—%	—%	593,702	0.3%	0.3%
Northeast	4,414,536	2.2%	2.3%	23,394,640	10.6%	11.4%
International	26,713,360	13.4%	13.7%	30,729,068	13.9%	15.0%
Total	$198,815,829	100.0%	101.8%	$220,588,493	100.0%	107.7%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2018 and December 31, 2017 are as follows:

	As of December 31, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$48,517,824	$48,517,824
Preferred Stock	—	—	99,856,159	99,856,159
Debt Investments	—	—	5,584,994	5,584,994
Warrants	—	—	267,446	267,446
Private Portfolio Companies	—	—	154,226,423	154,226,423
Publicly Traded Portfolio Companies
Common Stock	44,589,406	—	—	44,589,406
Total Portfolio Investments	44,589,406	—	154,226,423	198,815,829
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$144,583,406	$—	$154,226,423	$298,809,829

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$86,824,096	$86,824,096
Preferred Stock	—	—	120,253,822	120,253,822
Debt Investments	—	—	4,916,578	4,916,578
Warrants	—	—	433,997	433,997
Private Portfolio Companies	—	—	212,428,493	212,428,493
Publicly Traded Portfolio Companies
Common Stock	8,160,000	—	—	8,160,000
Total Portfolio Investments	8,160,000	—	212,428,493	220,588,493
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$108,154,000	$—	$212,428,493	$320,582,493

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2018 and December 31, 2017. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of December 31, 2018

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$48,517,824	Market approach	Revenue multiples	1.26x - 4.95x (4.04x)
			Liquidation value	N/A
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$99,856,159	Market approach	Precedent transactions	2.60x - 3.07x (2.69x)
			Revenue multiples	2.20x - 4.15x (3.39x)
		Discounted cash flow(2)	Discount rate	12.0% (12.0%)
		PWERM	Revenue multiples	1.09x - 5.40x (3.18x)
			Liquidation value	N/A
Debt investments	$5,584,994	Market approach	Revenue multiples	1.26x - 2.40x (2.30x)
		PWERM	Revenue multiples	1.31x - 5.40x (1.91x)
			Liquidation value	N/A
Warrants	$267,446	Option pricing model	Term to expiration (Years)	1.1-9.3 (2.6)
			Volatility	28.1%-37.1% (29.0%)

________________________

(1)
As of December 31, 2018, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(2)
The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

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
December 31, 2018

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

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2018 as follows:

	Year Ended December 31, 2018
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2017	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Transfers out of Level 3(1)	(41,707,506)	(7,734,804)	—	—	(49,442,310)
Purchases, capitalized fees and interest	10,108,434	2,177	1,044,531	30,647	11,185,789
Sales/Maturity of investments(2)	(6,910,798)	(16,958,428)	(722,776)	—	(24,592,002)
Exercises and conversions(1)	5,537,205	(5,514,077)	(5,080)	(18,048)	—
Amortization of fixed income security premiums and discounts	—	—	30,660	—	30,660
Realized gains/(losses)	(1,567,122)	(10,458,567)	(680)	—	(12,026,369)
Net change in unrealized appreciation/(depreciation) included in earnings	(3,766,485)	20,266,036	321,761	(179,150)	16,642,162
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2018	$(12,412,555)	$10,061,576	$317,201	$(156,021)	$(2,189,799)
________________________

(1)	During the year ended December 31, 2018, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Dropbox, Inc.	Preferred shares, Series A-1 & Common shares	Public Common Shares (Level 2)
Spotify Technology S.A.	Common shares	Public Common Shares (Level 1)
Curious.com, Inc.	Preferred shares, Series B	Common shares
SharesPost, Inc.	Common warrants	Common shares

(2)
Sales of investments includes escrow proceeds receivable of approximately $2.5 million from the sale of the Company’s investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2018 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 12% Due 12/31/2019***(10)	$936,525	$57,466	$560,199	$392,437	$—	$—	$(16,111)	$936,525	0.48%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 1/15/2018***(8)	$—	2,369	592,129	—	(592,129)	(680)	680	—	—%
Total Global Innovation Platform		59,835	1,152,328	392,437	(592,129)	(680)	(15,431)	936,525	0.48%
Total Debt Investments		$59,835	$1,152,328	$392,437	$(592,129)	$(680)	$(15,431)	$936,525	0.48%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(12)	14,300,000	$625,000	$1,069,862	$—	$—	$—	$(319,664)	$750,198	0.38%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	5,390,842	—	—	—	(430,289)	4,960,553	2.54%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,885,644	—	—	—	(150,510)	1,735,134	0.89%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	326,022	—	—	—	(26,022)	300,000	0.15%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	543,370	—	—	—	(43,371)	499,999	0.26%
Total Global Innovation Platform		—	8,145,878	—	—	—	(650,192)	7,495,686	3.84%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
Interactive Learning
StormWind, LLC–Preferred shares, Series C 8%(3)	2,779,134	—	7,223,904	—	—	—	(28,933)	7,194,971	3.68%
StormWind, LLC–Preferred shares, Series B 8%(3)	3,279,629	—	5,804,472	—	—	—	(34,144)	5,770,328	2.95%
StormWind, LLC–Preferred shares, Series A 8%(3)	366,666	—	425,342	—	—	—	(3,817)	421,525	0.22%
Total Interactive Learning		—	13,453,718	—	—	—	(66,894)	13,386,824	6.85%
Total Preferred Stock		$625,000	$22,669,458	$—	$—	$—	$(1,036,750)	$21,632,708	11.07%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(10)	187,500	$—	$1,875	$—	$—	$—	$24,375	$26,250	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(10)	500,000	—	160,000	—	—	—	(15,000)	145,000	0.07%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	102,500	—	—	—	(32,500)	70,000	0.04%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	41,000	—	—	—	(40,444)	556	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	80,000	—	—	—	(79,306)	694	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023(10)	250,000	—	—	5,080	—	—	(80)	5,000	0.00%
Total Global Innovation Platform		—	385,375	5,080	—	—	(142,955)	247,500	0.12%
Total Warrants		$—	$385,375	$5,080	$—	$—	$(142,955)	$247,500	0.12%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$684,835	$24,207,161	$397,517	$(592,129)	$(680)	$(1,195,135)	$22,816,733	11.68%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(4)	$1,360,489	$104,256	$1,259,712	$102,257	$—	$—	$(1,480)	$1,360,489	0.70%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018(7)	$2,102,384	268,104	1,067,639	133,031	(30,647)	—	1,983,552	3,153,575	1.61%
Ozy Media, Inc.–Promissory Note 10% Due 2/12/2018***(7)	$—	2,384	—	100,000	(100,000)	—	—	—	—%
Total Digital Media Platform		270,488	1,067,639	233,031	(130,647)	—	1,983,552	3,153,575	1.61%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018(6)(9)	$2,327,727	207,069	1,120,329	212,254	—	—	(1,332,583)	—	—%
Total Debt Investments		$581,813	$3,447,680	$547,542	$(130,647)	$—	$649,489	$4,514,064	2.31%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$989,489	$—	$—	$—	$(111,484)	$878,005	0.45%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	480,184	—	—	—	(480,184)	—	—%
Total Corporate Education		—	1,469,673	—	—	—	(591,668)	878,005	0.45%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	10,716,390	—	382,678	—	—	—	(382,678)	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	500,000	—	—	—	(250,000)	250,000	0.13%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	581,917	—	—	—	(312,069)	269,848	0.14%
Total Education Media Platform		—	1,081,917	—	—	—	(562,069)	519,848	0.27%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	501,240	—	—	—	(501,240)	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	50,000	—	—	—	(50,000)	—	—%
Total Knowledge Networks		—	551,240	—	—	—	(551,240)	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	2,367,022	—	—	—	(2,367,022)	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	1,419,810	—	—	—	(1,419,810)	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	236,635	—	—	—	(236,635)	—	—%
Total Digital Media Platform		—	4,023,467	—	—	—	(4,023,467)	—	—%
Total Preferred Stock		$—	$7,508,975	$—	$—	$—	$(6,111,122)	$1,397,854	0.72%
Warrants
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020(5)	16,903	$—	$2,366	$—	$—	$—	$17,580	$19,946	0.01%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(7)	295,565	—	—	30,647	—	—	(30,647)	—	—%
Total Warrants		$—	$2,366	$30,647	$—	$—	$(13,067)	$19,946	0.01%
Common Stock
Online Education
Curious.com, Inc.–Common shares(11)	1,135,944	$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
Total Common Stock		$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$581,813	$16,473,098	$578,189	$(130,647)	$—	$(10,988,777)	$5,931,863	3.04%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

(4)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note. On October 31, 2018, GSV Capital Corp. agreed to extend the maturity of the Senior Subordinated Convertible Promissory Note to CUX, Inc. (d/b/a CorpU) until February 14, 2020, with a new interest rate of 10%. Accrued interest will continue to be compounded annually on November 26 of the current and each subsequent year until repaid.

(5)
On February 23, 2018, CUX, Inc. (d/b/a CorpU) agreed to extend the maturity of the GSV Capital Corp.'s Series D warrants until August 1, 2018. On July 31, 2018, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp.'s Series D warrants until November 26, 2018. On October 31, 2018, and in connection with the extension of the maturity date on the related debt investment, CUX, Inc. (d/b/a CorpU) agreed to further extend the maturity of GSV Capital Corp's Series D warrants until February 14, 2020.

(6)
On January 31, 2018, the maturity date of the convertible promissory note to Declara, Inc. was extended an additional three months to April 30, 2018 and the interest rate on the convertible promissory note increased to 12% per annum (including 365 days for the purposes of accrual). On January 31, 2018 the convertible promissory note to Declara Inc. was placed on non-accrual status. On April 30, 2018, the Company deemed this investment to be in default based on Declara Inc.'s financial position.

(7)
Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018 and then to December 31, 2018 once certain conditions were satisfied. Effective August 17, 2018, Ozy Media Inc. executed an additional debt amendment, which expanded its borrowing limit. In consideration for amending and restating the existing notes, the Company was issued warrants exercisable for 295,565 shares of Ozy Media Inc.'s common stock. Subsequent to the year-ended December 31, 2018, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(8)	On January 12, 2018, the unsecured promissory note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) was repaid, with interest.

(9)	As of December 31, 2018, the investments noted had been placed on non-accrual status.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

(10)
Effective July 31, 2018, GSV Capital Corp agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the extended note. On December 31, 2018, GSV Capital Corp extended the maturity of the Convertible Promissory Note to December 31, 2019, compounded the previously accrued and then-outstanding interest and invested an additional $300,000. The Convertible Promissory Note continues to accrue interest at 12%. In consideration for the extension and additional investment, the 500,000 Series A-3 Preferred Warrants due April 4, 2019 and the 187,500 Series A-4 Preferred Warrants due October 6, 2019, were extended to April 4, 2021 and October 6, 2021, respectively. The Company also received an additional 250,000 Series B Preferred Warrants due December 31, 2023.

(11)
On June 8, 2018, Curious.com, Inc. completed a recapitalization and issued new Series C preferred shares. In connection with the offering, GSV Capital Corp.'s 3,407,834 Series B preferred shares were converted into common shares. Additionally, a 1:3 reverse stock split was declared on the now common shares.

(12)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the year ended December 31, 2018, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $625,000 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
December 31, 2018

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
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

(12)
Subsequent to the year-ended December 31, 2017, Ozy Media, Inc.’s obligations under its financing arrangements with the Company became past due. The Company and Ozy Media are in the process of renegotiating the terms of the Company’s investment.

(13)	The Company wrote-off its investment in Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)) during the three months ended December 31, 2017.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

During the quarter and year ended December 31, 2018, the Company repurchased 412,308 and 1,483,698 shares, respectively, of the Company’s common stock pursuant to the Share Repurchase Program for an average share price of $6.77 and $6.93, respectively, or approximately $2.8 million and $10.3 million, respectively, in aggregate. As of December 31, 2018, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $4.8 million.

No new shares of the Company’s common stock were issued during the year ended December 31, 2018.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the year ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017	2016
Earnings/(Loss) per common share–basic:
Net change in net assets resulting from operations	$891,743	$17,567,933	$(74,994,895)
Weighted-average common shares–basic	20,617,890	21,924,490	22,181,003
Earnings/(Loss) per common share–basic	$0.04	$0.80	$(3.38)
Earnings/(Loss) per common share–diluted:
Net change in net assets resulting from operations	$891,743	$17,567,933	$(74,994,895)
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018(1)	—	—	—
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	—	—
Net change in net assets resulting from operations, as adjusted	$891,743	$17,567,933	$(74,994,895)
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018(1)	—	—	—
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	—	—
Weighted-average common shares outstanding–diluted	20,617,890	21,924,490	22,181,003
Earnings/(Loss) per common share–diluted	$0.04	$0.80	$(3.38)
_________________________

(1)
For the years ended December 31, 2018, 2017, and 2016, 6,079,068, 5,751,815, and 5,751,815 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At December 31, 2018 and December 31, 2017, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
Per Basic Share Data	2018	2017	2016	2015	2014
Net asset value at beginning of the year	$9.64	$8.66	$12.08	$14.80	$14.91
Net investment loss(1)	(0.37)	(0.95)	(0.06)	(2.52)	(0.66)
Net realized gain/(loss) on investments(1)	(0.36)	0.04	(0.12)	2.80	1.24
Benefit from/(Provision for) taxes on net realized gain/loss of investments(1)	—	—	—	0.02	(0.51)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	(0.02)	—	—	—	—
Net change in unrealized appreciation/(depreciation) of investments(1)	0.47	1.59	(3.30)	(0.69)	(0.30)
Benefit from taxes on unrealized depreciation of investments(1)	0.33	0.13	0.10	0.83	0.12
Dividends from realized gain	—	—	(0.04)	(2.76)	—
Repurchase of common stock(1)	0.20	0.18	—	—	—
Net asset value at end of year	$9.89	$9.64	$8.66	$12.08	$14.80
Per share market value at end of year	$5.22	$5.45	$5.03	$9.37	$8.63
Total return based on market value(2)	(4.22)%	8.35%	(23.29)%	8.57%	(28.62)%
Total return based on net asset value(2)	2.59%	11.32%	(27.74)%	(0.27)%	(0.74)%
Shares outstanding at end of year	19,762,647	21,246,345	22,181,003	22,181,003	19,320,100
Ratios/Supplemental Data:
Net assets at end of year	$195,378,159	$204,762,866	$192,128,810	$268,010,945	$285,903,673
Average net assets	$208,678,731	$199,457,678	$243,577,514	$296,560,393	$284,953,811
Ratio of gross operating expenses to average net assets(3)	7.09%	11.25%	0.82%	9.10%	7.64%
Ratio of incentive fee waiver to average net assets	(2.40)%	—%	—%	—%	—%
Ratio of management fee waiver to average net assets	(0.43)%	(0.36)%	—%	—%	—%
Ratio of income tax provisions to average net assets	(3.22)%	(1.38)%	(0.87)%	(1.88)%	(0.50)%
Ratio of net operating expenses to average net assets(3)	1.04%	9.51%	(0.05)%	7.22%	7.14%
Ratio of net investment loss to average net assets(3)	(3.66)%	(10.47)%	(0.52)%	(16.41)%	(4.48)%
Portfolio Turnover Ratio	5.01%	0.07%	4.46%	8.30%	19.45%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
For the year ended December 31, 2018, the Company excluded $352,667 of non-recurring expenses. For the year ended December 31, 2017, the Company did not incur any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 9—INCOME TAXES

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The Company elected to be treated as a RIC for the taxable year ended December 31, 2014 in connection with the filing of its 2014 tax return. As a result, the Company was required to pay a corporate-level U.S. federal income tax on the amount of the net built-in gains in its assets (the amount by which the net fair market value of the Company’s assets exceeds the net adjusted basis in its assets) either (1) as of the date it converted to a RIC (i.e., the beginning of the first taxable year that the Company qualifies as a RIC, which would be January 1, 2014), or (2) to the extent that the Company recognized such net built-in gains during the five-year recognition period beginning on the date of conversion. As of January 1, 2014, the Company had net unrealized built-in gains, but did not incur a built-in-gains tax for the 2014 tax year due to the fact that there were sufficient net capital loss carryforwards to completely offset recognized built-in gains as well as available net operating losses. The five-year recognition period ended on December 31, 2018.

As of December 31, 2018 and December 31, 2017, the Company recorded a deferred tax liability of approximately $0.9 million and $7.6 million, respectively, of which approximately $0.0 million and $6.1 million have been recorded in the event that such gains are recognized by December 31, 2018, and approximately $0.9 million and $1.5 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.

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

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2015–2018 and 2014–2018, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2018, there were no material interest or penalties incurred related to uncertain tax positions.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2018	2017
Capital in excess of par value	$(7,254,108)	$(13,729,093)
Accumulated undistributed net investment loss	7,254,108	13,729,093
Accumulated net realized gains from investments	—	—
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Ordinary income	$—	$—	$—
Long-term capital gain	—	—	820,753
Return of capital	—	—	66,487
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2018 and 2017, was $265,015,996 and $301,600,495, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2018 was $90,435,707 and $56,641,871, respectively and on investments owned at December 31, 2017, was $81,756,208 and $62,774,210, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2018 and 2017, was $33,793,836 and $18,981,998, respectively.

At December 31, 2018 and 2017 the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2018	2017
Accumulated net realized losses on investments	$(13,821,840)	$(819,590)
Unrealized appreciation	32,908,270	11,379,697
Components of distributable earnings at year end	$19,086,430	$10,560,107

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The table below shows a reconciliation from the aggregate principal amount of 5.25% Convertible Senior Notes due 2018 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	December 31, 2018	December 31, 2017
Aggregate principal amount of 5.25% Convertible Senior Notes due 2018(1)	$49,982,000	$69,000,000
Unamortized embedded derivative discount	(24,269)	(111,143)
Direct deduction of deferred debt issuance costs	(108,458)	(506,308)
Effect of repayment upon maturity (September 15, 2018)	(49,849,273)	—
5.25% Convertible Senior Notes due 2018 Payable	$—	$68,382,549
_________________________________________________________

(1)	$49,982,000 represents the aggregate principal amount of 5.25% Convertible Senior Notes due 2018 following the Tender Offer and note repurchase as described above.

As of December 31, 2017, the principal amount of the 5.25% Convertible Senior Notes due 2018 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	December 31, 2018	December 31, 2017
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$—
Direct deduction of deferred debt issuance costs	$(1,565,489)	$—
4.75% Convertible Senior Notes due 2023 Payable	$38,434,511	$—

As of December 31, 2018 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $111.0 million in the aggregate through maturity of the 5.25% Convertible Senior Notes due 2018 on September 15, 2018, and $70.0 million in the aggregate thereafter), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement, and the occurrence of a material adverse effect. As of December 31, 2018, the Company was in compliance with all covenants of the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s property and assets. As of December 31, 2018, the Company had no borrowings outstanding under the Credit Facility.

For the year ended December 31, 2018, the Company had average borrowings outstanding under the Credit Facility of $0. For the year ended December 31, 2017 the Company had average borrowings outstanding of $460,274.

NOTE 11—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2019 through April 17, 2019, the Company closed on investment purchases of $10,000,000 (not including capitalized transaction costs) as shown in the following table.

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a Lime)	Preferred shares, Series D	1/25/2019	$10,000,000
Total			$10,000,000

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

From January 1, 2019 through April 17, 2019, the Company sold investments of $16,550,240, net of transaction costs, as shown in the following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	10,716,390	$—	$—	$(9,999,999)
Declara, Inc.(3)	3/11/2019	N/A	N/A	—	(2,334,152)
Spotify Technology S.A.	3/21/2019	35,000	143.06	5,007,136	3,520,353
Spotify Technology S.A.	3/25/2019	25,000	140.22	3,505,504	2,443,004
Spotify Technology S.A.	3/27/2019	10,000	134.13	1,341,283	916,283
Spotify Technology S.A.	3/28/2019	15,000	134.49	2,017,423	1,379,923
Spotify Technology S.A.	4/2/2019	26,664	143.08	3,815,041	2,681,821
Spotify Technology S.A.(4)	4/3/2019	6,016	143.59	863,853	608,173
		117,680	$140.64	16,550,240	11,549,557
				$16,550,240	$(784,594)
__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(3)
On March 11, 2019, Declara, Inc. entered into a definitive agreement to be acquired by Declara Holdings, Inc., a subsidiary of Futuryng, Inc. Despite the existence of an earn-out provision, as a result of the transaction, the Company does not expect to receive any proceeds.

(4)	As of April 17, 2019, we held 117,680 remaining shares of Spotify Technology S.A..

On March 29, 2019, Lyft, Inc. priced its initial public offering for 32,500,000 Class A common shares at a price of $72.00 per share. The Company's 176,266 Series D preferred shares and 128,563 Series E preferred shares of Lyft, Inc. automatically converted to Class A common shares immediately prior to the close of the offering and are subject to a 180-day lock-up provision.

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

Internalization of Company’s Operating Structure

On and effective March 12, 2019 (the “Effective Date”), our Board of Directors approved internalizing our operating structure (our “Internalization”) and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as of the Effective Date, and the following occurred.

The accounting implications and related controls associated with the Internalization are currently being analyzed and updated for fiscal year 2019.

Termination of Investment Advisory Agreement

On and effective March 12, 2019, the Investment Advisory Agreement was terminated by mutual agreement of GSV Asset Management and us in connection with our Internalization.

Prior to our Internalization, GSV Asset Management served as our external investment adviser pursuant to the Investment Advisory Agreement. Pursuant to the terms of the Investment Advisory Agreement, we paid GSV Asset Management a fee for its services consisting of two components - a base management fee and an incentive fee. The base management fee was calculated at an annual rate of 2.00% of our gross assets (our total assets as reflected on our balance sheet with no deduction for liabilities).

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equaled the lesser of (i) 20% of our realized capital gains during such calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle” of 8.00% per year, and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. See “Investment Advisory Agreement” in Part I, Item 1A of this Form 10-K.

Termination of Administration Agreement

On and effective March 12, 2019, the Administration Agreement was terminated by mutual agreement of GSV Capital Service Company and us in connection with our Internalization.

Prior to our Internalization, GSV Capital Service Company served as our external administrator and provided administrative services necessary for our operations, including but not limited to, furnishing us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing us with certain other administrative services, including, but not limited to, assisting us with determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders.

Under the Administration Agreement, we did not pay any fees to GSV Capital Service Company but reimbursed GSV Capital Service Company for our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its services under the Administration Agreement, including, but not limited to, fees and expenses associated with performing compliance functions and our allocable portion of rent and compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. There were $1,702,047, $1,874,839, and $2,545,316 in such costs incurred under the Administration Agreement for the years ended December 31, 2018, 2017, and 2016, respectively. See “Administration Agreement” in Part I, Item 1A of this Form 10-K.

Departure of Director and Reduction of Number of Directors

On and effective March 12, 2019, Michael T. Moe resigned from our Board of Directors in connection with our Internalization. As a result of Mr. Moe’s resignation, our Board of Directors reduced the number of directors that constitute our full Board of Directors to five directors from six directors in accordance with our bylaws. Mr. Moe will continue to provide services to us pursuant to the Consulting Agreement (as defined below). See “—Consulting Agreement.”

Consulting Agreement

On and effective March 12, 2019, we entered into a Consulting Agreement (the “Consulting Agreement”) with Michael T. Moe, the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management, for the purpose of assisting us with certain transition services following the termination of the Investment Advisory Agreement and our Internalization.  Pursuant to the Consulting Agreement, Mr. Moe will provide certain transition services to us related to our existing portfolio investments for which Mr. Moe previously had oversight in his role as the Chief Executive Officer and Chief Investment Officer of GSV Asset Management. Such transition services will include providing information to us regarding such portfolio companies, including as a member of a portfolio company’s board of directors, assisting with the transition of portfolio company board seats as requested by us, making appropriate introductions to representatives of portfolio companies, and providing other similar types of services that we may reasonably request.

The term of the Consulting Agreement commenced on March 12, 2019 and will continue for eighteen months, unless the parties thereto mutually agree to extend the Consulting Agreement for an additional period.  Pursuant to the Consulting Agreement, we will pay Mr. Moe a total amount equal to $1,250,000.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Amended and Restated Trademark License Agreement

On and effective March 12, 2019, we entered into an Amended and Restated Trademark License Agreement (the “Amended and Restated License Agreement”) with GSV Asset Management in connection with termination of the Investment Advisory Agreement.  See “—Termination of Investment Advisory Agreement.”

GSV Asset Management is the owner of the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC” (collectively, the “Licensed Marks”). Pursuant to the Amended and Restated License Agreement, GSV Asset Management granted us a non-transferable, non-sublicensable, and non-exclusive right and license to use the Licensed Marks, solely in connection with the operation of our existing business.

The term of the Amended and Restated License Agreement commenced on March 12, 2019 and will continue for eighteen months, unless the parties thereto mutually agree to extend the Amended and Restated License Agreement for an additional period.  Pursuant to the Amended and Restated License Agreement, we will pay GSV Asset Management a total amount equal to $1,250,000.

Delayed Filing of 2018 Annual Report on Form 10-K

As previously reported, the Company was unable to file this Annual Report on Form 10-K within the prescribed time period without unreasonable effort or expense because the Company’s independent directors retained independent counsel to conduct a review of certain operational and administrative activities (the “Internal Review”). The Internal Review is now complete and no material issues were found.  The results of the Internal Review did not change the Company’s financial statements or results of operations that were reported in its earnings release on March 14, 2019.

Appointment of Chief Financial Officer

On April 17, 2019, our Board of Directors appointed Allison Green to serve as our Chief Financial Officer, effective as of such date. Ms. Green currently serves, and will continue to serve, as our Treasurer, Controller and Secretary, and will no longer serve as our Senior Vice President of Finance as of such date.

Share Repurchase Program

From January 1, 2019 through April 17, 2019, the Company did not repurchase any additional shares under the Share Repurchase Program. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” for additional information on the Share Repurchase Program.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

NOTE 12—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total Investment Income	$530,076	$246,352	$592,073	$249,335
Total Operating Expenses	(1,152,869)	4,556,625	6,344,272	5,396,806
Management Fee Waiver	—	(402,074)	(335,403)	(154,944)
Incentive Fee Waiver	—	—	—	(5,000,000)
Net Investment Gain/(Loss)	1,682,945	(3,908,199)	(5,416,796)	7,473
Net Realized Gain/(Loss) on Investments	99,544	(10,119,771)	3,363,333	(776,725)
Loss on Extinguishment of Debt	—	—	—	(397,846)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(22,507,314)	14,142,375	9,872,595	8,133,394
Benefit from Taxes on Unrealized Depreciation of Investments	5,491,460	214,404	1,010,871	—
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(15,233,365)	$328,809	$8,830,003	$6,966,296
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.77)	$0.02	$0.42	$0.33
Diluted	$(0.77)	$0.02	$0.35	$0.30
Weighted Average Common Shares Outstanding–Basic	19,904,807	20,462,626	20,968,850	21,150,662
Weighted Average Common Shares Outstanding–Diluted	19,904,807	20,462,626	28,866,674	26,713,656

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total Investment Income/(Reversal of Investment Income)	$(31,196)	$174,912	$370,593	$338,459
Total Operating Expenses	3,712,391	6,975,539	6,423,452	5,328,473
Management Fee Waiver	(181,906)	(174,666)	(169,898)	(181,802)
Net Investment Loss	(3,561,681)	(6,625,961)	(5,882,961)	(4,808,212)
Net Realized Gain/(Loss) on Investments	25,241,064	1,033,577	(671,492)	(24,689,167)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(26,893,780)	15,636,683	12,752,528	33,280,265
Benefit from Taxes on Unrealized Depreciation of Investments	2,730,365	26,705	—	—
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(2,484,032)	$10,071,004	$6,198,075	$3,782,886
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.11)	$0.46	$0.28	$0.17
Diluted	$(0.11)	$0.40	$0.26	$0.17
Weighted Average Common Shares Outstanding–Basic	21,343,746	22,000,571	22,181,003	22,181,003
Weighted Average Common Shares Outstanding–Diluted	21,343,746	27,752,386	27,932,818	22,181,003

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total Investment Income/(Reversal of Investment Income)	$601,102	$86,648	$(54,119)	$102,652
Total Operating Expenses	(3,262,224)	4,308,303	1,397,922	(444,355)
Net Investment Income/(Loss)	3,863,326	(4,221,655)	(1,452,041)	547,007
Net Realized Gain/(Loss) on Investments	(322,477)	2,658,715	1,104,361	(6,075,070)
Net Change in Unrealized Depreciation of Investments	(36,597,249)	(1,261,709)	(15,933,886)	(19,421,001)
Benefit from Taxes on Unrealized Depreciation of Investments	1,565,474	551,310	—	—
Net Decrease in Net Assets Resulting from Operations	$(31,490,926)	$(2,273,339)	$(16,281,566)	$(24,949,064)
Net Decrease in Net Assets from Operations per Common Share:
Basic	$(1.42)	$(0.10)	$(0.74)	$(1.12)
Diluted	$(1.42)	$(0.10)	$(0.74)	$(1.12)
Weighted Average Common Shares Outstanding–Basic	22,181,003	22,181,003	22,181,003	22,181,003
Weighted Average Common Shares Outstanding–Diluted	22,181,003	22,181,003	22,181,003	22,181,003

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of December 31, 2018, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Balance Sheet Data as of:	December 31, 2018	December 31, 2017
Current assets	$9,343,138	$9,539,621
Noncurrent assets	6,411,138	4,152,428
Current liabilities	21,748,571	18,898,899
Noncurrent liabilities	7,685,923	7,975,651
Non-controlling interest	—	—

Income Statement Data for the Year Ended:	December 31, 2018	December 31, 2017	December 31, 2016
Revenue	$21,143,859	$23,668,762	$21,585,521
Gross profit	15,323,694	19,176,169	17,652,505
Loss from operations	(7,958,029)	(4,258,110)	(4,727,446)
Total net loss including net loss attributable to non-controlling interest	(7,958,029)	(4,258,110)	(5,301,605)
Net loss attributable to non-controlling interest	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which appears on page 72 of this annual report on Form 10-K.

(d)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at http://investors.gsvcap.com/governance. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11.	Executive Compensation

The information required by Item 11 will be contained in the 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(1)	Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
4.1	Form of Common Stock Certificate(6)
4.2	Indenture, dated September 17, 2013, relating to the 5.25% Convertible Senior Notes due 2018, by and between the Company and the U.S. Bank National Association, as trustee(4)
4.3	Form of 5.25% Convertible Senior Note due 2018 (incorporated by reference to Exhibit 4.2)(4)
4.4	First Supplemental Indenture, dated March 27, 2018, relating to the 4.75% Convertible Senior Notes due 2023, by and between the Company and U.S. Bank National Association, as trustee(11)
4.5	Form of 4.75% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.4)(11)
10.1	Dividend Reinvestment Plan(1)
10.2	Amended and Restated Investment Advisory Agreement by and between the Company and GSV Asset Management, LLC(3)
10.3	Second Amended and Restated Administration Agreement by and between the Company and GSV Capital Service Company, LLC(8)
10.4	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.5	Custody Agreement by and between the Company and U.S. Bank National Association(7)
10.6	Form of Trademark License Agreement by and between the Company and GSV Asset Management, LLC(2)
10.7	Amended and Restated Trademark License Agreement by and between the Company and GSV Asset Management, LLC(12)
10.8	Loan and Security Agreement between GSV Capital Corp. and Western Alliance Bank, dated as of May 31, 2017(5)
10.9	First Amendment and Consent to Loan and Security Agreement between GSV Capital Corp. and Western Alliance Bank, dated March 22, 2018(11)
10.10	Waiver Agreement Letter from GSV Asset Management, LLC to the Registrant, dated February 2, 2018(9)
10.11	Consulting Agreement by and between the Company and Michael T. Moe(12)

14.1	Code of Ethics(10)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

(7)
Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on April 15, 2011, and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852) filed on August 9, 2017, and incorporated by reference herein.

(9)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on February 5, 2018, and incorporated by reference herein.

(10)
Previously filed in connection with the Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191307) filed on July 21, 2016, and incorporated by reference herein.

(11)
Previously filed in connection with Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191307) filed on March 28, 2018, and incorporated herein by reference.

(12)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on March 14, 2019, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date: April 18, 2019	By:	/s/ Mark D. Klein
Mark D. Klein President and Chief Executive Officer (Principal Executive Officer)

Date: April 18, 2019	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Controller, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 18, 2019	By:	/s/ Mark D. Klein
Mark D. Klein President and Chief Executive Officer (Principal Executive Officer)
Date: April 18, 2019	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Controller, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 18, 2019	By:	/s/ Leonard A. Potter
Leonard A. Potter Director
Date: April 18, 2019	By:	/s/ Ronald M. Lott
Ronald M. Lott Director
Date: April 18, 2019	By:	/s/ Marc Mazur
Marc Mazur Director
Date: April 18, 2019	By:	/s/ David S. Pottruck
David S. Pottruck Director