Form 10-Q
period 2019-03-31
GSV Capital Corp.
filed 2019-05-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00852
__________________________

GSV Capital Corp.
(Exact name of registrant as specified in its charter)
____________________________

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)
345 California Street, Suite 600, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

(650) 235-4769
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GSVC	Nasdaq Capital Market

The issuer had 19,762,647 shares of common stock, $0.01 par value per share, outstanding as of May 8, 2019.

GSV CAPITAL CORP.

i

PART I

Item 1. Condensed Consolidated Financial Statements

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $112,265,183 and $105,869,607, respectively)	$193,484,417	$170,067,233
Non-controlled/affiliate investments (cost of $29,999,703 and $42,333,854, respectively)	2,620,361	5,931,863
Controlled investments (cost of $22,962,133 and $22,960,942, respectively)	17,466,686	22,816,733
Total Portfolio Investments	213,571,464	198,815,829
Investments in U.S. Treasury bills (cost of $99,961,333 and $99,982,067, respectively)	99,980,000	99,994,000
Total Investments (cost of $265,188,352 and $271,146,470, respectively)	313,551,464	298,809,829
Cash	24,997,482	28,184,163
Escrow proceeds receivable	2,177,555	2,494,582
Interest and dividends receivable	345,884	255,670
Deferred financing costs	267,541	267,541
Receivable for unsettled trades	2,017,423	—
Prepaid expenses and other assets	699,114	207,769
Total Assets	344,056,463	330,219,554
LIABILITIES
Due to GSV Asset Management(1)	207,710	—
Accounts payable and accrued expenses	2,345,086	490,687
Accrued incentive fees, net of waiver of incentive fees(1)	—	4,660,472
Accrued management fees, net of waiver of management fees(1)	—	415,056
Accrued interest payable	—	475,000
Payable for securities purchased	89,460,654	89,480,103
Deferred tax liability	979,713	885,566
4.75% Convertible Senior Notes due March 28, 2023(2)	38,525,528	38,434,511
Total Liabilities	131,518,691	134,841,395
Commitments and contingencies (Notes 7 and 10)
Net Assets	$212,537,772	$195,378,159
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,762,647 and 19,762,647 issued and outstanding, respectively)	$197,626	$197,626
Paid-in capital in excess of par	192,322,399	192,322,399
Accumulated net investment loss	(15,608,592)	(16,228,294)
Accumulated net realized losses on investments	(11,757,058)	(7,691,365)
Accumulated net unrealized appreciation of investments	47,383,397	26,777,793
Net Assets	$212,537,772	$195,378,159
Net Asset Value Per Share	$10.75	$9.89
See accompanying notes to condensed consolidated financial statements.
__________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of March 31, 2019 and December 31, 2018, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$138,497	$1,680
Non-controlled/affiliate investments:
Interest income	59,466	234,082
Controlled investments:
Interest income	29,287	13,573
Total Investment Income	227,250	249,335
OPERATING EXPENSES
Management fees(1)	848,723	1,323,576
(Reversal of Incentive fee accrual)/Incentive fees(1)	(4,660,472)	1,471,334
Costs incurred under Administration Agreement(1)	306,084	424,145
Directors’ fees	86,250	86,250
Professional fees	2,061,922	339,898
Interest expense	604,168	1,140,063
Income tax expense	3,763	122,270
Other expenses	357,110	489,270
Total Operating Expenses	(392,452)	5,396,806
Management fee waiver(1)	—	(154,944)
Incentive fee waiver(1)	—	(5,000,000)
Total operating expenses, net of waiver of management and incentive fees	(392,452)	241,862
Net Investment Income	619,702	7,473
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	8,269,138	(776,045)
Non-controlled/affiliate investments	(12,334,831)	—
Controlled investments	—	(680)
Net Realized Losses on Investments	(4,065,693)	(776,725)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	(397,846)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	17,028,343	9,854,664
Non-controlled/affiliate investments	9,022,648	(7,676,330)
Controlled investments	(5,351,240)	5,955,060
Net Change in Unrealized Appreciation/(Depreciation) of Investments	20,699,751	8,133,394
Provision for taxes on unrealized appreciation of investments	(94,147)	—
Net Increase in Net Assets Resulting from Operations	$17,159,613	$6,966,296
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.87	$0.33
Diluted	$0.75	$0.30
Weighted-Average Common Shares Outstanding
Basic	19,762,647	21,150,662
Diluted	23,493,991	26,713,656
See accompanying notes to condensed consolidated financial statements.
____________________________________________________________________________________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Change in Net Assets Resulting from Operations
Net investment gain	$619,702	$7,473
Net realized losses on investments	(4,065,693)	(776,725)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	(397,846)
Net change in unrealized appreciation of investments	20,699,751	8,133,394
Provision for taxes on unrealized appreciation of investments	(94,147)	—
Net Increase in Net Assets Resulting from Operations	17,159,613	6,966,296
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	—	(1,241,428)
Net Decrease in Net Assets Resulting from Capital Transactions	—	(1,241,428)
Total Increase in Net Assets	17,159,613	5,724,868
Net assets at beginning of year	195,378,159	204,762,866
Net Assets at End of Period	$212,537,772	$210,487,734
Capital Share Activity
Shares outstanding at beginning of year	19,762,647	21,246,345
Shares issued	—	—
Shares repurchased	—	(179,807)
Shares Outstanding at End of Period	19,762,647	21,066,538

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$17,159,613	$6,966,296
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized losses on investments	4,065,693	776,725
Net change in unrealized appreciation of investments	(20,699,751)	(8,133,394)
Change in deferred tax liability	94,147	(343,515)
Amortization of discount on 5.25% Convertible Senior Notes due 2018	—	201,162
Amortization of discount on 4.75% Convertible Senior Notes due 2023	91,017	3,024
Amortization of deferred financing costs	—	20,472
Amortization of fixed income security premiums and discounts	(1,191)	—
Write-off of deferred offering costs	—	325,248
Paid-in-kind interest	—	(207,069)
Escrow proceeds receivable	(8,359)	—
Purchases of investments in:
Portfolio investments	(10,008,040)	(105,568)
U.S. Treasury bills	(99,961,333)	(99,970,444)
Proceeds from sales or maturity of investments in:
Portfolio investments	11,871,346	15,962,239
U.S. Treasury bills	100,000,000	100,000,000
Change in operating assets and liabilities:
Due from controlled investments	—	840
Prepaid expenses and other assets	(491,345)	49,711
Interest and dividends receivable	(90,214)	(31,901)
Receivable from unsettled trades	(2,017,423)	—
Escrow proceeds receivable	317,027	395,009
Due to GSV Asset Management(1)	207,710	239,693
Payable for securities purchased	(19,449)	(15,393)
Accounts payable and accrued expenses	1,854,399	329,951
Income tax payable	—	465,775
Accrued incentive fees(1)	(4,660,472)	(3,528,666)
Accrued management fees(1)	(415,056)	(49,717)
Accrued interest payable	(475,000)	(931,394)
Net Cash Provided by/(Used in) Operating Activities	(3,186,681)	12,419,085
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	—	40,000,000
Deferred debt issuance costs	—	(1,840,120)
Repurchases of common stock	—	(1,241,428)
Repayment of 5.25% Convertible Senior Notes due 2018	—	(19,290,565)
Realized loss on repurchase of 5.25% Convertible Senior Notes due 2018	—	397,846
Deferred offering costs	—	36,140
Net Cash Provided by/(Used in) Financing Activities	—	18,061,873
Total Increase/(Decrease) in Cash Balance	(3,186,681)	30,480,958
Cash Balance at Beginning of Year	28,184,163	59,838,600
Cash Balance at End of Period	$24,997,482	$90,319,558
Supplemental Information:
Interest paid	$974,932	$1,810,677
Taxes paid	$3,763	$810

See accompanying notes to condensed consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	$16,189,935	$30,136,481	14.18%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	6/9/2013	2,961,399	14,519,519	28,685,381	13.50%
Lyft, Inc.**	San Francisco, CA
Common shares, Class A(3)(8)	On-Demand Transportation Services	3/21/2014	304,829	4,296,894	22,075,716	10.38%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares(3)(7)	On-Demand Music Streaming	8/6/2012	150,360	6,390,300	20,869,968	9.82%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	9/18/2014	2,145,509	5,000,001	20,572,207	9.68%
Dropbox, Inc.	San Francisco, CA
Common shares(3)(11)	Cloud Computing Services	11/15/2011	874,990	13,656,926	19,074,782	8.97%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Preferred Shares, Series D	Micromobility	1/25/2019	41,237,113	10,006,800	10,000,000	4.71%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	6,380,359	3.00%
Preferred shares, Series A		10/16/2014	879,198	1,002,440	3,336,029	1.57%
Total				5,002,720	9,716,388	4.57%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	9,691,395	4.56%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	6,738,469	3.17%
Common shares		7/20/2011	770,934	123,987	969,718	0.46%
Total				2,383,703	7,708,187	3.63%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	6,825,071	3.21%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	3,180,863	1.50%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	0.94%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	1,702,207	0.80%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,491	0.37%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	422,678	0.20%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	12/16/2013	375,985	4,999,999	—	—%
Convertible Promissory Note 8% Due 12/31/2019***		7/23/2018	134,405	135,213	33,601	0.02%
Total				5,135,212	33,601	0.02%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory note 1.47%, Due 11/9/2021(4)		3/3/2016	2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$112,265,183	$193,484,417	91.04%
See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 12/31/2018***(4)(9)	Digital Media Platform	8/31/2016	2,102,384	$2,102,384	$1,576,788	0.74%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2018		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,633,230	1,576,788	0.74%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	11/12/2015	378,788	501,360	250,000	0.12%
Preferred shares, Series A		2/28/2014	494,365	500,801	276,178	0.13%
Total				1,002,161	526,178	0.25%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(6)	Corporate Education	11/26/2014	1,360,489	1,361,969	340,122	0.16%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	177,273	0.08%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 2/14/2020		5/31/2013	16,903	—	—	—%
Total				4,146,653	517,395	0.24%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$29,999,703	$2,620,361	1.23%

CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C 8%	Interactive Learning	1/7/2014	2,779,134	4,000,787	6,761,479	3.18%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	5,258,768	2.48%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	364,332	0.17%
Total				6,130,474	12,384,579	5.83%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Convertible Promissory Note 12% Due 12/31/2019***	Global Innovation Platform	2/17/2016	936,525	$952,627	$468,262	0.22%
Preferred shares, Series A-4		10/6/2014	3,720,424	4,904,498	2,432,829	1.14%
Preferred shares, Series A-3		4/4/2014	1,561,625	2,005,730	850,971	0.40%
Preferred shares, Series A-2		7/15/2013	450,001	605,500	147,130	0.07%
Preferred shares, Series A-1		5/25/2012	1,000,000	1,021,778	245,217	0.12%
Common shares		7/1/2014	200,000	1,000	—	—%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	—	—%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	5,000	0.00%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	2,500	0.00%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 6/30/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	—	—%
Total				9,670,247	4,151,909	1.95%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***(10)	Clean Technology	4/15/2014	14,300,000	7,151,412	930,198	0.44%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	930,198	0.44%

Total Controlled				$22,962,133	$17,466,686	8.22%

Total Portfolio Investments				$165,227,019	$213,571,464	100.49%

U.S. Treasury
U.S. Treasury bill, 0%, due 4/4/2019***(3)		3/28/2019	$100,000,000	99,961,333	99,980,000	47.04%

TOTAL INVESTMENTS				$265,188,352	$313,551,464	147.53%

See accompanying notes to condensed consolidated financial statements.
__________________________________________

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company's board of directors. The Company’s directors and officers, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

**
Indicates assets that GSV Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of GSV Capital Corp.’s total investments as of March 31, 2019, 19.78% of its total investments are non-qualifying assets.

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

GSV CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2019

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

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs.

(4)	As of March 31, 2019, the investments noted had been placed on non-accrual status.

(5)	GSV Capital Corp.’s investments in StormWind, LLC are held through GSV Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note.

(7)
On April 3, 2018, Spotify Technology S.A. registered for resale up to 55,731,480 ordinary shares by the registered shareholders in a direct listing. GSV Capital Corp.'s common shares of Spotify Technology S.A. are considered unrestricted as they are not subject to restrictions upon sale. During the three months ended March 31, 2019, GSV Capital Corp. sold 85,000 common shares of Spotify Technology S.A. At March 31, 2019, GSV Capital Corp. valued its common shares of Spotify Technology S.A. based on its March 31, 2019 closing price.

(8)
On March 29, 2019, Lyft, Inc. priced its initial public offering for 32,500,000 Class A common shares at a price of $72.00 per share. GSV Capital Corp.'s 176,266 Series D preferred shares and 128,563 Series E preferred shares of Lyft, Inc. automatically converted to Class A common shares immediately prior to the close of the offering and are subject to a 180-day lock-up provision. At March 31, 2019, GSV Capital Corp. valued is common shares of Lyft, Inc. Based on its March 31, 2019 closing price, less a 7.5% liquidity discount due to the lock-up provision.

(9)	Subsequent to December 31, 2018, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(10)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the three months ended March 31, 2019, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $0 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(11)
On March 23, 2018, Dropbox, Inc. priced its IPO. The lock-up agreement for GSV Capital Corp.'s common shares expired on August 23, 2018. At March 31, 2019, GSV Capital Corp. valued its common shares of Dropbox, Inc. based on ite March 31, 2019 closing price.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	$16,189,935	$34,053,394	17.43%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares(3)(7)	On-Demand Music Streaming	8/6/2012	235,360	10,002,084	26,713,360	13.67%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	6/9/2013	2,961,399	14,519,519	23,111,889	11.83%
Dropbox, Inc.**	San Francisco, CA
Common shares(3)(8)	Cloud Computing Services	11/15/2011	874,990	13,656,926	17,876,046	9.15%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation	3/11/2015	128,563	2,503,585	6,583,483	3.37%
Preferred shares, Series D		3/21/2014	176,266	1,792,749	9,026,269	4.62%
Total				4,296,334	15,609,752	7.99%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	9/18/2014	2,145,509	5,000,001	14,106,625	7.22%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	10,097,442	5.17%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	5,943,577	3.04%
Common shares(13)		7/20/2011	770,934	123,987	855,327	0.44%
Total				2,383,703	6,798,904	3.48%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	6,151,161	3.15%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,000,000	2.05%
Preferred shares, Series A		10/16/2014	879,198	1,002,440	2,091,436	1.07%
Total				5,002,720	6,091,436	3.12%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	3,511,661	1.80%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	12/16/2013	375,985	4,999,999	2,021,690	1.03%
Convertible Promissory Note 8% Due 12/31/2019(12)		7/23/2018	$134,405	135,213	134,405	0.07%
Total				5,135,212	2,156,095	1.10%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	1.02%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	999,975	0.51%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,492	0.41%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.49% Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$105,869,607	$170,067,233	87.05%
See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 12/31/2018(11)	Digital Media Platform	8/31/2016	2,102,384	$2,102,384	$3,153,575	1.61%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(11)		4/9/2018	295,565	30,647	—	—%
Total				10,633,230	3,153,575	1.61%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(6)	Corporate Education	11/26/2014	1,360,489	1,361,969	1,360,489	0.70%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	878,005	0.45%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 2/14/2020(9)		5/31/2013	16,903	—	19,946	0.01%
Total				4,146,653	2,258,440	1.16%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	11/12/2015	378,788	501,360	250,000	0.13%
Preferred shares, Series A		2/28/2014	494,365	500,801	269,848	0.14%
Total				1,002,161	519,848	0.27%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares(15)	Online Education	11/22/2013	1,135,944	12,000,006	—	—%
Declara, Inc.	Palo Alto, CA
Convertible Promissory Note 12% Due 4/30/2018(4)(10)	Social Cognitive Learning	12/30/2015	2,327,727	2,334,152	—	—%
Preferred shares, Series A 8%		4/17/2014	10,716,390	9,999,999	—	—%
Total				12,334,151	—	—%

Total Non-controlled/Affiliate				$42,333,854	$5,931,863	3.04%

CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C 8%	Interactive Learning	1/7/2014	2,779,134	4,000,787	7,194,971	3.68%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	5,770,328	2.95%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	421,525	0.22%
Total				6,130,474	13,386,824	6.85%

See accompanying notes to condensed consolidated financial statements.

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Convertible Promissory Note 12% Due 12/31/2019***(14)	Global Innovation Platform	2/17/2016	936,525	951,436	936,525	0.48%
Preferred shares, Series A-4		10/6/2014	3,720,424	4,904,498	4,960,553	2.54%
Preferred shares, Series A-3		4/4/2014	1,561,625	2,005,730	1,735,134	0.89%
Preferred shares, Series A-2		7/15/2013	450,001	605,500	300,000	0.15%
Preferred shares, Series A-1		5/25/2012	1,000,000	1,021,778	499,999	0.26%
Common shares		7/1/2014	200,000	1,000	—	—%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(14)		4/4/2014	187,500	—	26,250	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(14)		10/6/2014	500,000	—	145,000	0.07%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	70,000	0.04%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	556	0.00%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	694	0.00%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 12/31/2023(14)		12/31/2018	250,000	5,080	5,000	0.00%
Total				9,669,056	8,679,711	4.44%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***(16)	Clean Technology	4/15/2014	14,300,000	7,151,412	750,198	0.38%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	750,198	0.38%

Total Controlled				$22,960,942	$22,816,733	11.68%

Total Portfolio Investments				$171,164,403	$198,815,829	101.76%

U.S. Treasury
U.S. Treasury bills, 0%, due 1/3/2019***(3)		12/27/2018	$100,000,000	99,982,067	99,994,000	51.18%

TOTAL INVESTMENTS				$271,146,470	$298,809,829	152.94%

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
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 1—NATURE OF OPERATIONS

GSV Capital Corp. (the “Company” or “GSV Capital”), formed in September 2010 as a Maryland corporation, is an internally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure (the "Internalization") and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to March 12, 2019, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). Refer to "Note 3 — Related-Party Arrangements" for further detail.

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s common stock is currently listed on the Nasdaq Capital Market under the symbol “GSVC”. The Company began its investment operations during the second quarter of 2011.

The table below displays all the Company’s subsidiaries as of March 31, 2019, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
March 31, 2019

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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2019. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to "Risk Factors” in Part II, Item 1A of this Form 10-Q for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of management, our Board of Directors or the valuation committee of the Company’s Board of Directors (the “Valuation Committee”), does not reliably represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

2.	Preliminary valuation conclusions are then documented and discussed with senior management;

3.
An independent third-party valuation firm is engaged by the Valuation Committee to conduct independent appraisals and review management’s preliminary valuations and make its own independent assessment, for all investments for which there are no readily available market quotations;

4.
The Valuation Committee discusses the valuations and recommends to the Company’s Board of Directors a fair value for each investment in the portfolio based on the input of management and the independent third-party valuation firm; and

5.	The Company’s Board of Directors then discusses the valuations recommended by the Valuation Committee and determines in good faith the fair value of each investment in the portfolio.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2019 and December 31, 2018, for details regarding the nature and composition of the Company’s investment portfolio.

Levelling Policy

The portfolio companies in which the Company invests may offer their shares in IPOs. The Company’s shares in such portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 1 due to the presence of an active market, or Level 2 if limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date. In situations where there are lock-up restrictions, as well as legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35 should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security, the Company will classify the investment as Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale. The Company transfers investments between levels based on the fair value at the beginning of the measurement period in accordance with FASB ASC 820. For investments transferred out of Level 3 due to an IPO, the Company transfers these investments based on their fair value at the IPO date.

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
March 31, 2019

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

Escrow Proceeds Receivable

During the year ended December 31, 2018, the Company completed the sale of its investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc. A portion of the proceeds from the sale of these portfolio investments and those sold in prior years are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At March 31, 2019 and December 31, 2018, the Company had $2,177,555 and $2,494,582, respectively, in escrow proceeds receivable. During the quarter ended March 31, 2019, the Company received escrow proceeds from the sales of SugarCRM, Inc. and DreamBox Learning, Inc. in 2018.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or the shelf registration statement has expired. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of March 31, 2019 and December 31, 2018, the Company had deferred financing costs of $267,541 and $267,541, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2019	December 31, 2018
Deferred credit facility costs	$—	$—
Deferred offering costs	267,541	267,541
Deferred Financing Costs	$267,541	$267,541

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At March 31, 2019 and December 31, 2018, the Company had no escrow deposits.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

Operating Leases & Related Deposits

The Company accounts for its operating leases as prescribed by ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. As of March 31, 2019, the Company is under a lease of less than 12 months. For the three months ended March 31, 2019, the Company incurred $1,826 of rent expense, as reflected on the Condensed Consolidated Statements of Operations. As of March 31, 2019, the Company recorded a security deposit of $16,980 of rental deposit to Other Assets on the Condensed Consolidated Statements of Assets and Liabilities.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU 2017-13 which addressed the application of ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as it relates to adoption period for entities not otherwise required to adopt the new revenue recognition standard, but whose financial statements or financial information are included in another entity’s filing with the Securities and Exchange Commission (the "SEC"). ASU 2014-9, issued by FASB in May 2014, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company adopted the ASU, which did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of FASB ASC 820, Fair Value Measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company did not early adopt the eliminated and modified disclosure requirements during the three months ended March 31, 2019, but plans to adopt the guidance upon its effective date.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 3—RELATED-PARTY ARRANGEMENTS

Internalization of Company’s Operating Structure

On and effective March 12, 2019 (the "Effective Date"), our Board of Directors approved internalizing our operating structure and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, pursuant to the “Investment Advisory Agreement, and our former administrator, GSV Capital Service Company, provided the administrative services necessary for our operations pursuant to the Administration Agreement.

The accounting implications and related controls associated with the Internalization continue to be analyzed and updated for fiscal year 2019.

Termination of Investment Advisory Agreement

On and effective March 12, 2019, the Investment Advisory Agreement was terminated by mutual agreement of GSV Asset Management and us in connection with our Internalization.

Prior to our Internalization, GSV Asset Management served as our external investment adviser pursuant to the Investment Advisory Agreement. Pursuant to the terms of the Investment Advisory Agreement, we paid GSV Asset Management a fee for its services consisting of two components - a base management fee and an incentive fee. The base management fee was calculated at an annual rate of 2.00% of our gross assets (our total assets as reflected on our balance sheet with no deduction for liabilities). The incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equaled the lesser of (i) 20% of our realized capital gains during such calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle” of 8.00% per year, and a “catch-up” feature, and (ii) 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. See “—Investment Advisory Agreement” below.

As the Investment Advisory Agreement has been terminated, there will be no base management fees or incentives fees payable to GSV Asset Management going forward, and Mr. Klein no longer has a consulting agreement or any other affiliation with GSV Asset Management. See “—Investment Advisory Agreement” below.

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

Under the Administration Agreement, we did not pay any fees to GSV Capital Service Company but reimbursed GSV Capital Service Company for our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its services under the Administration Agreement, including, but not limited to, fees and expenses associated with performing compliance functions and our allocable portion of rent and compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. There were $306,084 and $424,145 in such costs incurred under the Administration Agreement for the three months ended March 31, 2019 and 2018 respectively. See “—Administration Agreement” below.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company going forward.

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

Investment Advisory Agreement

On March 12, 2019, in connection with the Company's Internalization, the Investment Advisory Agreement was terminated in accordance with its terms.

Prior to our Internalization on March 12, 2019, the Company had entered into the Investment Advisory Agreement with GSV Asset Management. Under the terms of the Investment Advisory Agreement, GSV Asset Management was paid a quarterly management fee and an annual incentive fee. GSV Asset Management is controlled by Michael T. Moe, the former Chairman of the Company’s Board of Directors. Mr. Moe, through his ownership interest in GSV Asset Management, was entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Investment Advisory Agreement. Mr. Moe serves as the principal of GSV Asset Management and manages the business and internal affairs of GSV Asset Management. Mark Klein, the Company’s Chief Executive Officer, President, and a member of the Company’s Board of Directors, or entities with

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

which he is affiliated, received consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management. As the Investment Advisory Agreement has been terminated, Mr. Klein no longer has a consulting agreement or any other affiliation with GSV Asset Management.

Under the Investment Advisory Agreement, there were no restrictions on the right of any manager, partner, officer or employee of GSV Asset Management to engage in any other business or to devote his or her time and attention in part to any other business, whether of a similar or dissimilar nature, or to receive any fees or compensation in connection therewith (including fees for serving as a director of, or providing consulting services to, one or more of the Company’s portfolio companies). GSV Asset Management had, however, adopted an internal policy whereby any fees or compensation received by a manager, partner, officer or employee of GSV Asset Management in exchange for serving as a director of, or providing consulting services to, any of the Company’s portfolio companies would be transferred to the Company, net of any personal taxes incurred, upon such receipt for the benefit of the Company and its stockholders.

Management Fees

Under the terms of the Investment Advisory Agreement, GSV Asset Management was paid a base management fee of 2.00% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statements of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. During the month of January 2018, pursuant to a voluntary waiver by GSV Asset Management, the Company paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.00% base management fee payable under the Investment Advisory Agreement. On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets, as further described below. The waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

GSV Asset Management earned $848,723 and $1,323,576 in management fees for the three months ended March 31, 2019 and 2018, respectively, and waived $0 and $154,944 in management fees for the three months ended March 31, 2019 and 2018, respectively. As the Investment Advisory Agreement has been terminated, there will be no base management fee payable to GSV Asset Management going forward.

Incentive Fees

Under the terms of the Investment Advisory Agreement, GSV Asset Management was paid an annual incentive fee equal to the lesser of (i) 20% of the Company’s realized capital gains during each calendar year, if any, calculated on an investment-by-investment basis, subject to a non-compounded preferred return, or “hurdle,” and a “catch-up” feature, and (ii) 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. Effective February 1, 2018, the incentive fee paid by the Company to GSV Asset Management under the Investment Advisory Agreement was modified pursuant to the terms of the Waiver Agreement, as further described below.

The Company was required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2019 and December 31, 2018 or prior to the termination of the Investment Advisory Agreement. The accrual considered both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three months ended March 31, 2019, the Company reversed previously accrued incentive fees of $4,660,472 due to the termination of the Investment Advisory Agreement. For the three months ended March 31, 2018, the Company accrued incentive fees of $1,471,334. Pursuant to the Waiver Agreement, on February 2, 2018, GSV Asset Management forfeited $5.0 million of the the accrued incentive fees. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Management and Incentive Fee Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement was effective beginning February 1, 2018 and changed the fee structure set forth in the Investment Advisory Agreement by: (i) reducing the Company’s base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that must be reached before any incentive fee is paid to GSV Asset Management. In addition to the changes to the fee structure, GSV Asset Management also agreed to a one-time forfeiture of $5.0 million of previously accrued but unpaid incentive fees.

Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee was reduced to 1.75% of the Company’s gross assets. The base management fee was calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated. In addition, because the Company's 5.25% Convertible Senior Notes matured on September 15, 2018 (the "5.25% Convertible Senior Notes due 2018"), the Company was previously carrying a larger cash balance than it would in the ordinary course of its business. As a result, under the Waiver Agreement, GSV Asset Management agreed to waive its base management fee on any cash balances effective February 1, 2018 until the 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. As a result, as of and after September 15, 2018, the Company paid GSV Asset Management a 1.75% base management fee on its cash balances.

Pursuant to the Waiver Agreement, in addition to the “hurdle” feature in the incentive fee, GSV Asset Management had agreed to additional conditions on its ability to receive an incentive fee. Specifically, the Waiver Agreement provided that an incentive fee earned by GSV Asset Management under the Investment Advisory Agreement would be payable to GSV Asset Management only if, at the time that such incentive fee becomes payable under the Investment Advisory Agreement, both the Company’s stock price and its last reported net asset value per share were equal to, or greater than, $12.55 (the “High-Water Mark”). The High-Water Mark was based upon the volume weighted average price (VWAP) of all the Company’s equity offerings since its initial public offering, less the dollar amount of all dividends paid by the Company since inception. Upon such time that the High-Water Mark was achieved, and GSV Asset Management was paid an incentive fee, a new High-Water Mark would have been established. Each new High-Water Mark would have been equal to the most recent High-Water Mark, plus 10%. Any High-Water Mark then in effect would have been adjusted to reflect any dividends paid by the Company or any stock split effected by the Company.

For the avoidance of doubt, after the effective date of the Waiver Agreement, under no circumstances would the aggregate fees earned by GSV Asset Management in any quarterly period have been higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.

As of each of March 31, 2019 and December 31, 2018, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

Administration Agreement

On March 12, 2019, in connection with the Company's Internalization, the Administration Agreement was terminated in accordance with its terms.

Prior to the Internalization, the Company had entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. The Company reimbursed GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there was no limit on the total amount of expenses the Company may have been required to reimburse to GSV Capital Service Company, GSV Capital Service Company would only charge the Company for the actual

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

expenses GSV Capital Service Company incurred on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $306,084 and $424,145 in such costs incurred under the Administration Agreement for the three months ended March 31, 2019 and 2018, respectively. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company going forward.

Due to GSV Asset Management

GSV Asset Management wholly owns and controls GSV Capital Service Company, which is a disregarded entity for tax purposes. As of each of March 31, 2019 and December 31, 2018, the Company owed GSV Asset Management, via the Administration Agreement with GSV Capital Service Company, $207,710 and $0, respectively, primarily for the reimbursement of overhead allocation expenses and travel expenses, pursuant to the Administration Agreement. As the Administration Agreement has been terminated, there will be no payments due to GSV Capital Service Company going forward.

License Agreement

On March 12, 2019, in connection with the Company's Internalization, as of the Effective Date, the Company entered into the Amended and Restated Trademark License Agreement to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC.” for a period of up to eighteen months and a predetermined fee of $1,250,000.

Prior to the Internalization on March 12, 2019, the Company entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management had agreed to grant the Company a non-exclusive, royalty-free license to use the name “GSV.” Under this agreement, the Company had the right to use the GSV name for so long as the Investment Advisory Agreement with GSV Asset Management is in effect. Other than with respect to this limited license, the Company has no legal right to the “GSV” name. For the three months ended March 31, 2019, the Company incurred $42,563 of licensing expense, as reflected on the Condensed Consolidated Statements of Operations. As of March 31, 2019, the Company recorded $457,437 of prepaid expense related to the Amended and Restated Trademark License Agreement on the Condensed Consolidated Statements of Assets and Liabilities.

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the former Chairman of the Company’s Board of Directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of March 31, 2019, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $4,151,909 and $9,716,388, respectively.

In addition, the Company’s executive officers and directors, and the principals of the Company’s former investment adviser, GSV Asset Management, serve or may serve as officers, directors or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders.

The 1940 Act prohibits the Company from participating in certain negotiated co-investments with certain affiliates unless it receives an order from the SEC permitting it to do so.

The Company, GSV Asset Management and certain of their affiliates had submitted an exemptive relief application to the SEC to permit the Company to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with the Company’s investment objectives and the conditions to the application. As a result of the Internalization, the Company and GSV Asset Management withdrew such exemptive application on April 2, 2019  because the relief sought was no longer necessary.

As a business development company, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Board of Directors, including its independent directors, and, in some

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. At March 31, 2019, the Company had 53 positions in 26 portfolio companies. As of December 31, 2018, the Company had 55 positions in 26 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$48,424,535	$44,401,135	20.9%	$48,424,535	$48,517,824	24.9%
Preferred Stock	85,425,552	104,723,590	49.3%	89,715,085	99,856,159	51.1%
Debt Investments	6,823,051	2,418,773	1.1%	9,156,012	5,584,994	2.9%
Warrants	209,761	7,500	0.0%	209,761	267,446	0.1%
Private Portfolio Companies	140,882,899	151,550,998	71.3%	147,505,393	154,226,423	79.0%
Publicly Traded Portfolio Companies
Common Stock	24,344,120	62,020,466	29.2%	23,659,010	44,589,406	22.8%
Total Portfolio Investments	165,227,019	213,571,464	100.5%	171,164,403	198,815,829	101.8%
Non-Portfolio Investments
U.S. Treasury bill	99,961,333	99,980,000	47.0%	99,982,067	99,994,000	51.1%
Total Investments	$265,188,352	$313,551,464	147.5%	$271,146,470	$298,809,829	152.9%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$72,333,904	33.9%	34.0%	$64,480,375	32.4%	33.0%
Marketplaces	58,535,271	27.4%	27.6%	51,929,440	26.1%	26.6%
Big Data/Cloud	49,211,263	23.0%	23.2%	39,964,377	20.1%	20.5%
Social/Mobile	32,560,829	15.3%	15.3%	41,691,439	21.0%	21.3%
Sustainability	930,197	0.4%	0.4%	750,198	0.4%	0.4%
Total	$213,571,464	100.0%	100.5%	$198,815,829	100.0%	101.8%

	As of March 31, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$191,727,821	89.7%	90.2%	$167,687,933	84.4%	85.8%
Mid-west	422,678	0.2%	0.2%	—	—%	—%
Northeast	550,997	0.3%	0.3%	4,414,536	2.2%	2.3%
International	20,869,968	9.8%	9.8%	26,713,360	13.4%	13.7%
Total	$213,571,464	100.0%	100.5%	$198,815,829	100.0%	101.8%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Media Platform
Education Software
Education Technology
E-Transcript Exchange
Interactive Learning
Online Education
Big Data/Cloud	Cloud Computing Services
Data Analysis
Social Cognitive Learning
Marketplaces	Financial Services
Global Innovation Platform
Knowledge Networks
On-Demand Commerce
On-Demand Transportation
Micromobility
Online Marketplace Finance
Peer-to-Peer Pet Services
Social/Mobile	Digital Media Platform
Social Networking
On-Demand Music Streaming
Social Data Platform
Sustainability	Clean Technology

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2019 and December 31, 2018 are as follows:

	As of March 31, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$44,401,135	$44,401,135
Preferred Stock	—	—	104,723,590	104,723,590
Debt Investments	—	—	2,418,773	2,418,773
Warrants	—	—	7,500	7,500
Private Portfolio Companies	—	—	151,550,998	151,550,998
Publicly Traded Portfolio Companies
Common Stock	39,944,750	22,075,716	—	62,020,466
Total Portfolio Investments	39,944,750	22,075,716	151,550,998	213,571,464
Non-Portfolio Investments
U.S. Treasury bills	99,980,000	—	—	99,980,000
Total Investments at Fair Value	$139,924,750	$22,075,716	$151,550,998	$313,551,464

	As of December 31, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$48,517,824	$48,517,824
Preferred Stock	—	—	99,856,159	99,856,159
Debt Investments	—	—	5,584,994	5,584,994
Warrants	—	—	267,446	267,446
Private Portfolio Companies	—	—	154,226,423	154,226,423
Publicly Traded Portfolio Companies
Common Stock	44,589,406	—	—	44,589,406
Total Portfolio Investments	44,589,406	—	154,226,423	198,815,829
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$144,583,406	$—	$154,226,423	$298,809,829

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2019 and December 31, 2018. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of March 31, 2019

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$44,401,135	Market approach	Revenue multiples	1.49x - 3.92x (3.11x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$104,723,590	Market approach	Revenue multiples	2.69x - 4.91x (4.00x)
			Precedent transactions	2.60x
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM	Revenue multiples	1.09x - 2.58x (1.32x)
			Precedent transactions	3.07x
Debt investments	$2,418,773	Market approach	Revenue multiples	1.49x - 1.76x (1.63x)
		PWERM	Revenue multiples	1.23x - 2.58x (1.91x)
			Liquidation value	N/A
Warrants	$7,500	Option pricing model	Term to expiration (Years)	0.87 - 9.03 (2.44)
			Volatility	28.0%-51.0% (28.2%)

________________________

(1)
As of March 31, 2019, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

As of December 31, 2018
Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$48,517,824	Market approach	Revenue multiples	1.26x - 4.95x (4.04x)
			Liquidation value	N/A
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
Preferred stock in private companies	$99,856,159	Market approach	Precedent transactions	2.60x - 3.07x (2.69x)
			Revenue multiples	2.20x - 4.15x (3.39x)
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
		PWERM	Revenue multiples	1.09x - 5.40x (3.18x)
			Liquidation value	N/A
Debt investments	$5,584,994	Market approach	Revenue multiples	1.26x - 2.40x (2.30x)
		PWERM	Revenue multiples	1.31x - 5.40x (1.91x)
			Liquidation value	N/A
Warrants	$267,446	Option pricing model	Term to expiration (Years)	1.1-9.3 (2.6)
			Volatility	28.1%-37.1% (29.0%)

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2019 as follows:

	Three Months Ended March 31, 2019
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Transfers out of Level 3(1)	—	(21,947,688)	—	—	(21,947,688)
Purchases, capitalized fees and interest	—	10,007,360	680	—	10,008,040
Amortization of fixed income security premiums and discounts	—	—	1,191	—	1,191
Realized losses	—	(9,999,999)	(2,334,832)	—	(12,334,831)
Net change in unrealized appreciation/(depreciation) included in earnings	(4,116,689)	26,807,758	(833,260)	(259,946)	21,597,863
Fair Value as of March 31, 2019	$44,401,135	$104,723,590	$2,418,773	$7,500	$151,550,998
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2019	$(4,116,689)	$10,470,383	$(3,167,412)	$(259,946)	$2,926,336
________________________

(1)	During the quarter ended March 31, 2019, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Lyft, Inc.	Preferred shares, Series D Preferred shares, Series E	Public Common Shares (Level 2)

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2018 as follows:

	For the Year Ended December 31, 2018
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2016	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Transfers into Level 3	(41,707,506)	(7,734,804)	—	—	(49,442,310)
Purchases, capitalized fees and interest	10,108,434	2,177	1,044,531	30,647	11,185,789
Sales/Maturity of investments (2)	(6,910,798)	(16,958,428)	(722,776)	—	(24,592,002)
Realized gains/(losses)	(1,567,122)	(10,458,567)	(680)	—	(12,026,369)
Exercises, conversions and assignments (1)	5,537,205	(5,514,077)	(5,080)	(18,048)	—
Amortization of fixed income security premiums and discounts	—	—	30,660	—	30,660
Net change in unrealized depreciation included in earnings	(3,766,485)	20,266,036	321,761	(179,150)	16,642,162
Fair Value as of December 31, 2017	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2017	$(12,412,555)	$10,061,576	$317,201	$(156,021)	$(2,189,799)

________________________

(1)	During year ended December 31, 2018, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
Dropbox, Inc.	Preferred shares, Series A-1 & Common shares	Public Common Shares (Level 2)
Spotify Technology S.A.	Common shares	Public Common Shares (Level 1)
Curious.com, Inc.	Preferred shares, Series B	Common shares
SharesPost, Inc.	Common warrants	Common shares

(2)	Sales of investments includes escrow proceeds receivable of approximately $2.5 million from the sale of the Company’s investments in
General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Schedule of Investments In, and Advances to, Affiliates

Transactions during the quarter ended March 31, 2019 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2019	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 12% Due 12/31/2019***	$936,525	$—	$936,525	$1,191	$—	$—	$(469,454)	$468,262	0.22%
Total Debt Investments		$—	$936,525	$1,191	$—	$—	$(469,454)	$468,262	0.22%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(7)	14,300,000	$—	$750,198	$—	$—	$—	$180,000	$930,198	0.44%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	4,960,553	—	—	—	(2,527,724)	2,432,829	1.14%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,735,134	—	—	—	(884,163)	850,971	0.40%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	300,000	—	—	—	(152,870)	147,130	0.07%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	499,999	—	—	—	(254,782)	245,217	0.12%
Total Global Innovation Platform		—	7,495,686	—	—	—	(3,819,539)	3,676,147	1.73%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2019	Percentage of Net Assets
Interactive Learning
StormWind, LLC–Preferred shares, Series C 8%(4)	2,779,134	—	7,194,971	—	—	—	(433,492)	6,761,479	3.18%
StormWind, LLC–Preferred shares, Series B 8%(4)	3,279,629	—	5,770,328	—	—	—	(511,560)	5,258,768	2.48%
StormWind, LLC–Preferred shares, Series A 8%(4)	366,666	—	421,525	—	—	—	(57,193)	364,332	0.17%
Total Interactive Learning		—	13,386,824	—	—	—	(1,002,245)	12,384,579	5.83%
Total Preferred Stock		$—	$21,632,708	$—	$—	$—	$(4,641,784)	$16,990,924	8.00%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021	187,500	$—	$26,250	$—	$—	$—	$(26,250)	$—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	145,000	—	—	—	(140,000)	5,000	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	70,000	—	—	—	(67,500)	2,500	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	556	—	—	—	(556)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	694	—	—	—	(694)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	5,000	—	—	—	(5,000)	—	—%
Total Global Innovation Platform		—	247,500	—	—	—	(240,000)	7,500	0.00%
Total Warrants		$—	$247,500	$—	$—	$—	$(240,000)	$7,500	0.00%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2019	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$—	$22,816,733	$1,191	$—	$—	$(5,351,238)	$17,466,686	8.22%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(5)	$1,360,489	$—	$1,360,489	$—	$—	$—	$(1,020,367)	$340,122	0.16%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018(6)	$2,102,384	—	3,153,575	—	—	—	(1,576,787)	1,576,788	0.74%
Total Digital Media Platform		—	3,153,575	—	—	—	(1,576,787)	1,576,788	0.74%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018	$—	—	—	680	—	$(2,334,832)	2,334,152	—	—%
Total Debt Investments		$—	$4,514,064	$680	$—	$(2,334,832)	$(263,002)	$1,916,910	0.90%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$878,005	$—	$—	$—	$(700,732)	$177,273	0.08%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—	—%
Total Corporate Education		—	878,005	—	—	—	(700,732)	177,273	0.08%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	—	—	—	—	—	(9,999,999)	9,999,999	—	—%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2019	Percentage of Net Assets
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	250,000	—	—	—	—	250,000	0.12%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	269,848	—	—	—	6,330	276,178	0.13%
Total Education Media Platform		—	519,848	—	—	—	6,330	526,178	0.25%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	—	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	—	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	—	—	—%
Total Digital Media Platform		—	—	—	—	—	—	—	—%
Total Preferred Stock		$—	$1,397,853	$—	$—	$(9,999,999)	$9,305,597	$703,451	0.33%
Warrants
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020	16,903	$—	$19,946	$—	$—	$—	$(19,946)	$—	—%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	—	—	—	—	—	—	—%
Total Warrants		$—	$19,946	$—	$—	$—	$(19,946)	$—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	$—	$—	$—	$—	$—	$—	$—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$5,931,863	$680	$—	$(12,334,831)	$9,022,649	$2,620,361	1.23%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

(3)	As of March 31, 2019, the investments noted had been placed on non-accrual status.

(4)	GSV Capital Corp.’s investments in StormWind, LLC are held through GSV Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

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

(6)	Subsequent to December 31, 2018, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(7)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by GSV Capital Corp. do not entitle GSV Capital Corp. to a preferred dividend rate. During the three months ended March 31, 2019, SPBRX, INC. declared, and GSV Capital Corp. received, an aggregate of $0 in cash distributions. GSV Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2018 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	December 31, 2018	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 12% Due 12/31/2019***(10)	$936,525	$57,466	$560,199	$392,437	$—	$—	$(16,111)	$936,525	0.48%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 1/15/2018***(8)	$—	2,369	592,129	—	(592,129)	(680)	680	—	—%
Total Global Innovation Platform		59,835	1,152,328	392,437	(592,129)	(680)	(15,431)	936,525	0.48%
Total Debt Investments		$59,835	$1,152,328	$392,437	$(592,129)	$(680)	$(15,431)	$936,525	0.48%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(12)	14,300,000	$625,000	$1,069,862	$—	$—	$—	$(319,664)	$750,198	0.38%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	5,390,842	—	—	—	(430,289)	4,960,553	2.54%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,885,644	—	—	—	(150,510)	1,735,134	0.89%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	326,022	—	—	—	(26,022)	300,000	0.15%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	543,370	—	—	—	(43,371)	499,999	0.26%
Total Global Innovation Platform		—	8,145,878	—	—	—	(650,192)	7,495,686	3.84%
Interactive Learning
StormWind, LLC–Preferred shares, Series C 8%(3)	2,779,134	—	7,223,904	—	—	—	(28,933)	7,194,971	3.68%
StormWind, LLC–Preferred shares, Series B 8%(3)	3,279,629	—	5,804,472	—	—	—	(34,144)	5,770,328	2.95%
StormWind, LLC–Preferred shares, Series A 8%(3)	366,666	—	425,342	—	—	—	(3,817)	421,525	0.22%

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Total Interactive Learning		—	13,453,718	—	—	—	(66,894)	13,386,824	6.85%
Total Preferred Stock		$625,000	$22,669,458	$—	$—	$—	$(1,036,750)	$21,632,708	11.07%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(10)	187,500	$—	$1,875	$—	$—	$—	$24,375	$26,250	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(10)	500,000	—	160,000	—	—	—	(15,000)	145,000	0.07%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	102,500	—	—	—	(32,500)	70,000	0.04%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	41,000	—	—	—	(40,444)	556	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	80,000	—	—	—	(79,306)	694	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023(10)	250,000	—	—	5,080	—	—	(80)	5,000	0.00%
Total Global Innovation Platform		—	385,375	5,080	—	—	(142,955)	247,500	0.12%
Total Warrants		$—	$385,375	$5,080	$—	$—	$(142,955)	$247,500	0.12%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$684,835	$24,207,161	$397,517	$(592,129)	$(680)	$(1,195,135)	$22,816,733	11.68%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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
March 31, 2019

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
March 31, 2019

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
March 31, 2019

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

During the three months ended March 31, 2019, the Company did not repurchase any shares of the Company’s common stock pursuant to the Share Repurchase Program. As of March 31, 2019, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $4.8 million.

No new shares of the Company’s common stock were issued during the three months ended March 31, 2019.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Earnings per common share–basic:
Net increase in net assets resulting from operations	$17,159,613	$6,966,296
Weighted-average common shares–basic	19,762,647	21,150,662
Earnings per common share–basic	$0.87	$0.33
Earnings per common share–diluted:
Net increase in net assets resulting from operations	$17,159,613	$6,966,296
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018(1)	—	1,050,668
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	566,017	18,738
Net increase in net assets resulting from operations, as adjusted	$17,725,630	$8,035,702
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018(1)	—	5,355,697
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	3,731,344	207,297
Weighted-average common shares outstanding–diluted	23,493,991	26,713,656
Earnings per common share–diluted	$0.75	$0.30
_

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2019 and December 31, 2018, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2019	2018
Per Basic Share Data	(Unaudited)	(Unaudited)
Net asset value at beginning of the year	$9.89	$9.64
Net investment income(1)	0.03	—
Net realized loss on investments(1)	(0.21)	(0.04)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	(0.02)
Net change in unrealized appreciation/(depreciation) of investments(1)	1.05	0.38
Provision for taxes on unrealized appreciation of investments(1)	(0.01)	—
Repurchase of common stock(1)	—	0.03
Net asset value at end of period	$10.75	$9.99
Per share market value at end of period	$7.58	$7.54
Total return based on market value(2)	45.21%	38.35%
Total return based on net asset value(2)	8.70%	3.62%
Shares outstanding at end of period	19,762,647	21,066,538
Ratios/Supplemental Data:
Net assets at end of period	$212,537,772	$210,487,734
Average net assets	$194,819,568	$204,070,345
Ratio of gross operating expenses to average net assets(3)	4.15%	10.14%
Ratio of incentive fee waiver to average net assets	—%	(2.45)%
Ratio of management fee waiver to average net assets	—%	(0.31)%
Ratio of income tax provision to average net assets	0.05%	—%
Ratio of net operating expenses to average net assets(3)	4.20%	7.38%
Ratio of net investment loss to average net assets(3)	1.29%	0.02%
Portfolio Turnover Ratio	4.85%	0.11%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses, including the $5.0 million accrued incentive fee forfeiture pursuant to the Waiver Agreement, are not annualized. For the three months ended March 31, 2019, the Company excluded $2,387,356 of non-recurring expenses and did not annualize the income tax provision. For the three months ended March 31, 2018 the

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Company excluded $352,667 of non-recurring expenses and did not annualize the incentive fee waiver. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

As of March 31, 2019 and December 31, 2018, the Company recorded a deferred tax liability of approximately $1.0 million and $0.9 million, respectively, of which approximately $0.0 million and $6.1 million have been recorded in the event that such gains are recognized by December 31, 2018, and approximately $1.0 million and $5.2 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2015–2018 and 2014–2018, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2019, there were no material interest or penalties incurred related to uncertain tax positions.

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

On December 15, 2017, the Company announced the commencement of a cash tender offer (the “Tender Offer”) to purchase any and all of its $69.0 million aggregate principal amount of outstanding 5.25% Convertible Senior Notes due 2018. As of the expiration of the Tender Offer on January 17, 2018, approximately $4.8 million aggregate principal amount of the 5.25% Convertible Senior Notes due 2018 were validly tendered and not validly withdrawn pursuant to the Tender Offer. On March 27, 2018, the Company repurchased an additional $14.2 million aggregate principal amount of the outstanding 5.25% Convertible Senior Notes due 2018. On on September 15, 2018, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, and the 5.25% Convertible Senior Notes were no longer outstanding as of such date.

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

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

	March 31, 2019	December 31, 2018
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Direct deduction of deferred debt issuance costs	$(1,474,472)	$(1,565,489)
4.75% Convertible Senior Notes due 2023 Payable	$38,525,528	$38,434,511

As of March 31, 2019 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 4.75% Convertible Senior Notes due 2023 are the Company’s general, unsecured, senior obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the 4.75% Convertible Senior Notes due 2023, equal in right of payment to any existing and future unsecured indebtedness that is not so subordinated to the 4.75% Convertible Senior Notes due 2023, including, without limitation, the 5.25% Convertible Senior Notes due 2018, effectively junior to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, including, without limitation, any borrowings under the Credit Facility (defined below), and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries. For the period from the initial issuance of the 4.75% Convertible Senior Notes due 2023 to, and including, March 27, 2019, in accordance to the agreement, the Company did not to incur any indebtedness other than certain permitted debt, including, without limitation, up to $12.0 million in borrowings under the Credit Facility.

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

Under the Loan Agreement, the Company has made certain customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $111.0 million in the aggregate through maturity of the 5.25% Convertible Senior Notes due 2018 on

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

September 15, 2018, and $70.0 million in the aggregate thereafter), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and business development company status. The Loan Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement, and the occurrence of a material adverse effect. As of March 31, 2019, the Company was in compliance with all covenants of the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s property and assets. As of March 31, 2019, the Company had no borrowings outstanding under the Credit Facility.

For the three months ended March 31, 2019, the Company had average borrowings outstanding under the Credit Facility of $0. For the year ended December 31, 2018 the Company had average borrowings outstanding of $0.

NOTE 11—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2019 through May 8, 2019, the Company sold investments of $22,948,292, net of transaction costs, as shown in the following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Spotify Technology S.A.(3)	Various	150,360	$137.51	$20,676,287	$14,285,987
Dropbox, Inc.(3)	Various	95,800	$23.72	2,272,005	776,749
				$22,948,292	$15,062,736
__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(3)	As of May 8, 2019, we held 0 remaining shares of Spotify Technology S.A. and 779,190 remaining shares of Dropbox, Inc..

From April 1, 2019 through May 8, 2019, the Company did not purchase any investments.

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

Appointment of Chief Financial Officer

On April 17, 2019, our Board of Directors appointed Allison Green to serve as our Chief Financial Officer, effective as of such date. Ms. Green currently serves, and will continue to serve, as our Treasurer, Controller, and Secretary, and will no longer serve as our Senior Vice President of Finance as of such date. For more information regarding Ms. Green, please refer to our current report on Form 8-K filed with the SEC on April 23, 2019.

Employment Agreements

On April 23, 2019, we entered into an employment agreement with each of Mark D. Klein, our Chief Executive Officer and President (the “Klein Agreement”), and Allison Green, our Chief Financial Officer, Controller, Treasurer and Secretary (the “Green

GSV CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Agreement”). For more information, including descriptions of such agreements, please refer to our current report on Form 8-K filed with the SEC on April 23, 2019. Such descriptions of the Klein Agreement and the Green Agreement are qualified in their entirety by reference to the text of such agreements filed as exhibits to this Form 10-Q.

Share Repurchase Program

From April 1, 2019 through May 8, 2019, the Company did not repurchase any additional shares under the Share Repurchase Program. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” for additional information on the Share Repurchase Program.

NOTE 12—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of March 31, 2019, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Income Statement Data for the Three Months Ended:	March 31, 2019	March 31, 2018
Revenue	$5,646,112	$5,279,160
Gross profit	3,662,432	4,277,717
Loss from operations	(1,759,289)	(1,788,903)
Total net loss including net loss attributable to non-controlling interest	(1,759,289)	(1,788,903)
Net loss attributable to non-controlling interest	—	—

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

Overview

We are an internally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (or "BDC") under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria. In regard to the regulatory requirements for BDCs under the 1940 Act, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any on-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

We acquire our investments in portfolio companies through offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies and negotiations with selling stockholders.

Our investment philosophy is premised on a disciplined approach of identifying high-growth emerging companies across several key industry themes that may include, among others, social mobile, cloud computing and big data, internet commerce, sustainability and education technology. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues and cash flow and cost structures, as well as an understanding of key market fundamentals. Many of the companies that we evaluate have financial backing from top-tier venture capital funds or other financial or strategic sponsors.

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

Starting in 2017, we began to focus our investment strategy to increase the size of our investments in individual portfolio companies. While this will likely have the effect of reducing the number of companies in which we hold investments, we believe that the shift towards larger positions will better allow us to focus our investments in companies and industries that are more likely to result in beneficial returns to our stockholders.

Internalization of Operating Structure

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”).

In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date, and as a result no fees or expenses will be due or payable under the Investment Advisory Agreement and the Administration Agreement going forward. As of such date, we entered into a Consulting Agreement with Michael T. Moe (the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management), pursuant to which Mr. Moe provides certain services to us in connection with our transition to an internally managed operating structure. We also entered into an Amended and Restated Trademark License Agreement (the "Amended and Restated

Trademark License Agreement") with GSV Asset Management to continue to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC.”

Mr. Moe also resigned from our Board of Directors, and our Board of Directors reduced the number of directors that constitute our full Board of Directors to five directors from six directors in accordance with our bylaws.

Except as otherwise disclosed herein, this Form 10-Q discusses our business and operations as an externally-managed BDC during the period covered by this Form 10-Q.

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2019, of all of our portfolio investments, excluding U.S. Treasury bills, was $213,571,464.

During the three months ended March 31, 2019, we funded investments in an aggregate amount of $10,000,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	1/25/2019	$10,000,000
Total			$10,000,000

During the three months ended March 31, 2019, we capitalized fees of $8,040.

During the three months ended March 31, 2019, we sold investments in an amount of $11,871,346, net of transaction costs, and realized a net loss on investments of approximately $4,065,693 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	—	—	—	(12,334,151)
Spotify Technology S.A.(4)	Various	85,000	139.66	11,871,346	8,259,563
Total				$11,871,346	$(4,074,588)

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(3)
On March 11, 2019, Declara, Inc. entered into a definitive agreement to be acquired by Declara Holdings, Inc., a subsidiary of Futuryng, Inc. Despite the existence of an earn-out provision, as a result of the transaction, the Company does not expect to receive any proceeds. The exit of Declara, Inc. included a 12% Convertible Promissory Note with a principal value of $2,334,152.

(4)	The sale of Spotify Technology on March 28, 2019 settled subsequent to quarter end. As of March 31, 2019, we held 150,360 remaining shares of Spotify Technology S.A..

During the three months ended March 31, 2019, we did not write-off any investments.

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

During the three months ended March 31, 2018, we did not write-off any investments.

Results of Operations - Comparison of the three months ended March 31, 2019 and 2018

Operating results for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
	2019	2018
Total Investment Income	$227,250	$249,335
Interest income	227,250	249,335
Dividend income	—	—
Other income	—	—
Gross Operating Expenses	$(392,452)	$5,396,806
Incentive fee waiver	—	(5,000,000)
Management fee waiver	—	(154,944)
Net Operating Expenses	$(392,452)	$241,862
Management fees	848,723	1,323,576
Incentive fees	(4,660,472)	1,471,334
Costs incurred under Administration Agreement	306,084	424,145
Directors’ fees	86,250	86,250
Professional fees	2,061,922	339,898
Interest expense	604,168	1,140,063
Income tax expense	3,763	122,270
Other expenses	357,110	489,270
Net Investment Income/(Loss)	$619,702	$7,473
Net realized gain/(loss) on investments	(4,065,693)	(776,725)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—
Net change in unrealized appreciation/(depreciation) of investments	20,699,751	8,133,394
Benefit from taxes on unrealized depreciation of investments	$(94,147)	$—
Net Increase in Net Assets Resulting from Operations	$17,159,613	$6,966,296

Investment Income

Investment income decreased to $227,250 for the three months ended March 31, 2019 from $249,335 for the three months ended March 31, 2018. The decrease was due to decreased interest income. The decrease in interest income resulted from a reduction in our debt investments, notably the sale of Declara, Inc., during the three months ended March 31, 2019, relative to the three months ended March 31, 2018.

Operating Expenses

Total operating expenses, net of waiver of management and incentive fees, decreased to gain of $392,452 for the three months ended March 31, 2019, from $241,862 for the three months ended March 31, 2018. The decrease was primarily due to the reversal of approximately $4.6 million of previously accrued incentive fees for the three months ended March 31, 2019 in relation to our Internalization and the term of the Investment Advisory Agreement, as compared to the three months ended March 31, 2018. Additionally, we incurred lower management fees due to lower average gross assets outstanding during the period prior to our Internalization. Our interest and credit facility expense for the three months ended March 31, 2019 declined as a result of the extinguishment of the Convertible Senior Notes due September 15, 2018 in the third quarter of 2018. These decreases were partially offset by an increase in legal fees incurred in relation to our Internalization.

Net Investment Income

For the three months ended March 31, 2019, we recognized net investment income of $619,702, compared to net investment income of $7,473 for the three months ended March 31, 2018. The increase in net investment income resulted primarily from the reversal of incentive fees during the three months ended March 31, 2019, and to a lesser extent lower management fees and interest expense partially offset by the increase in professional fees related to our Internalization, as discussed above.

Net Realized Gain/(Loss) on Investments

For the three months ended March 31, 2019, we recognized net realized losses on our investments of $4,065,693, compared to net realized loss of $776,725 for the three months ended March 31, 2018. The components of our net realized losses on portfolio investments for the three months ended March 31, 2019 and 2018, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2019, we had a net change in unrealized appreciation of $20,699,751. For the three months ended March 31, 2018, we had a net change in unrealized appreciation of $8,133,394. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended March 31, 2019 and 2018.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2019
Declara, Inc.(1)	$12,334,151
Course Hero, Inc.	6,465,582
Lyft, Inc.	6,465,404
Coursera, Inc.	5,573,492
Enjoy Technology, Inc.	3,624,952
Dropbox, Inc.	1,198,736
Stormwind, LLC	(1,002,245)
Ozy Media, Inc.	(1,576,788)
CUX, Inc. (d/b/a CorpU)	(1,741,045)
Knewton, Inc.	(2,122,494)
Spotify Technology S.A.(2)	(2,231,608)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(4,528,993)
Palantir Technologies, Inc.	(3,916,913)
Other(3)	2,157,520
Total	$20,699,751
_______________________

(1)	The change in unrealized appreciation for these investments resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2019.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended March 31, 2018
Dropbox, Inc.	6,186,547
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	5,749,829
Avenues Global Holdings, LLC(2)	4,243,435
Lyft, Inc.	2,113,462
Course Hero, Inc.	1,111,915
Declara, Inc.	(1,027,830)
Lytro, Inc.	(1,100,464)
General Assembly Space, Inc.	(1,252,940)
Chegg, Inc.(2)	(2,151,532)
Curious.com, Inc.	(5,514,077)
Other(3)	(224,951)
Total	$8,133,394
_______________________

(1)	The change in unrealized appreciation for these investments resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2018.

Recent Developments

Portfolio Activity

Please refer to “Note 11—Subsequent Events” to our condensed consolidated financial statements as of March 31, 2019 for details regarding activity in our investment portfolio from April 1, 2019 through May 8, 2019.

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

Share Repurchase Program

From April 1, 2019 through May 8, 2019, we did not repurchase any additional shares under the Share Repurchase Program.

Appointment of Chief Financial Officer

On April 17, 2019, our Board of Directors appointed Allison Green to serve as our Chief Financial Officer, effective as of such date. Ms. Green currently serves, and will continue to serve, as our Treasurer, Controller and Secretary, and will no longer serve as our Senior Vice President of Finance as of such date. For more information regarding Ms. Green, please refer to our current report on Form 8-K filed with the SEC on April 23, 2019.

Employment Agreements

On April 23, 2019, we entered into an employment agreement with each of Mark D. Klein, our Chief Executive Officer and President (the “Klein Agreement”), and Allison Green, our Chief Financial Officer, Controller, Treasurer and Secretary (the “Green Agreement”). For more information, including descriptions of such agreements, please refer to our current report on Form 8-K filed with the SEC on April 23, 2019. Such descriptions of the Klein Agreement and the Green Agreement are qualified in their entirety by reference to the text of such agreements filed as exhibits to this Form 10-Q.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2019.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2019, our operating income was $392,452. For the months ended March 31, 2018, our operating expenses, net of any fee waivers, were $241,862.

Cash Reserves and Liquid Securities	March 31, 2019	December 31, 2018
Cash	$24,997,482	$28,184,163
Borrowing availability under the Credit Facility(1)	12,000,000	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	39,944,750	44,589,406
Subject to other sales restrictions(3)	22,075,716	—
Total securities of publicly traded portfolio companies	62,020,466	44,589,406
Total Cash Reserves and Liquid Securities	$99,017,948	$84,773,569

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of March 31, 2019 and December 31, 2018. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2019 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of March 31, 2019, this balance represents our shares of common stock in Spotify Technology S.A. and Dropbox, Inc.

(3)	As of March 31, 2019, this balance represents our shares of common stock of Lyft, Inc.

During the three months ended March 31, 2019, cash decreased to $24,997,482 from $28,184,163 at the beginning of the year. The decrease in cash was primarily due to our investment in Neutron Holdings, Inc. (d/b/a Lime) offset by proceeds from the sale of a portion of our Spotify Technology S.A. shares, payments of management fees and costs incurred under the Administration Agreement prior to Internalization, interest payment related to our 4.75% Convertible Senior Notes due 2023, and the first payment related to the Amended and Restated Trademark License Agreement.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	40.0	—	—	40.0	—
Total	$129.5	$89.5	$—	$40.0	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on April 4, 2019, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.

(2)	The total unused amount available under the Credit Facility as of March 31, 2019 was $12.0 million.

(3)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the three months ended March 31, 2019 and the year ended December 31, 2018.

(4)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of March 31, 2019. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2019 for more information.

Share Repurchase Program

During the three months ended March 31, 2019, we did not repurchase any additional shares of our common stock pursuant to the Share Repurchase Program. As of March 31, 2019, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $4.8 million. For more information on the Share Repurchase Program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank has agreed to provide us with the $12.0 million Credit Facility, which, among other things, matures on May 31, 2019 and bears interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2019 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2019 for more information regarding the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.5 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we are required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and are required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2019 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2019. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of March 31, 2019 for more information.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2019 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of March 31, 2019 for more information.

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

As of March 31, 2019, all of our debt investments and outstanding borrowings bore fixed rates of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our March 31, 2019 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the three months ended March 31, 2019, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDCs that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$90,000	$(90,000)
Up 200 Basis points	$—	$60,000	$(60,000)
Up 100 Basis points	$—	$30,000	$(30,000)
Down 100 Basis points	$—	$(30,000)	$30,000
Down 200 Basis points	$—	$(60,000)	$60,000
Down 300 Basis points	$—	$(90,000)	$90,000

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the three months ended March 31, 2019. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the three months ended March 31, 2019, our actual average borrowings under the Credit Facility were $0.

Although we believe that this measure is indicative of our sensitivity to the above-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDC’s that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently a party to any pending material legal proceedings.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 18, 2019, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2018 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the three months ended March 31, 2019, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Issuer Purchases of Equity Securities(1)

During the three months ended March 31, 2019 the Company did not make any purchases of its common stock.

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock.The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. Subsequent to quarter-end, through May 8, 2019, we did not repurchase any additional shares of our common stock pursuant to the Share Repurchase Program. As of May 8, 2019, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $4.8 million

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Bylaws(1)
10.1	Employment Agreement, dated April 23, 2019, by and between GSV Capital Corp. and Mark D. Klein*
10.2	Employment Agreement, dated April 23, 2019, by and between GSV Capital Corp. and Allison Green*
10.3	Amended and Restated Trademark License Agreement by and between the Company and GSV Asset Management, LLC(3)
10.4	Consulting Agreement by and between the Company and Michael T. Moe(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
__________________

(1)
Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on March 14, 2019, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV CAPITAL CORP.

Date:	May 9, 2019	By:	/s/ Mark D. Klein
Mark D. Klein
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Controller, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)