Form 10-Q
period 2019-06-30
SUTTER ROCK CAPITAL CORP.
filed 2019-08-09
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00852
__________________________

Sutter Rock Capital Corp.
(Exact name of registrant as specified in its charter)
____________________________

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)
One Sansome Street, Suite 730, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

(650) 235-4769
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SSSS	Nasdaq Capital Market

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

The issuer had 19,646,846 shares of common stock, $0.01 par value per share, outstanding as of August 8, 2019.

SUTTER ROCK CAPITAL CORP.

i

PART I

Item 1. Condensed Consolidated Financial Statements

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $94,545,251 and $105,869,607, respectively)	$169,015,959	$170,067,233
Non-controlled/affiliate investments (cost of $29,999,703 and $42,333,854, respectively)	1,400,349	5,931,863
Controlled investments (cost of $22,963,375 and $22,960,942, respectively)	12,998,814	22,816,733
Total Portfolio Investments	183,415,122	198,815,829
Investments in U.S. Treasury bills (cost of $99,979,000 and $99,982,067, respectively)	99,995,000	99,994,000
Total Investments (cost of $247,487,329 and $271,146,470, respectively)	283,410,122	298,809,829
Cash	54,418,254	28,184,163
Proceeds receivable	51,511	—
Escrow proceeds receivable	2,074,820	2,494,582
Interest and dividends receivable	426,995	255,670
Deferred financing costs	—	267,541
Prepaid expenses and other assets(3)	1,502,921	207,769
Total Assets	341,884,623	330,219,554
LIABILITIES
Accounts payable and accrued expenses(3)	2,189,367	490,687
Accrued incentive fees, net of waiver of incentive fees(1)	—	4,660,472
Accrued management fees, net of waiver of management fees(1)	—	415,056
Accrued interest payable	475,000	475,000
Payable for securities purchased	89,477,652	89,480,103
Deferred tax liability	—	885,566
4.75% Convertible Senior Notes due March 28, 2023(2)	38,617,556	38,434,511
Total Liabilities	130,759,575	134,841,395
Commitments and contingencies (Notes 7 and 10)
Net Assets	$211,125,048	$195,378,159
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,646,846 and 19,762,647 issued and outstanding, respectively)	$196,468	$197,626
Paid-in capital in excess of par	191,586,438	192,322,399
Accumulated net investment loss	(18,413,823)	(16,228,294)
Accumulated net realized gain/(loss) on investments	1,833,175	(7,691,365)
Accumulated net unrealized appreciation of investments	35,922,790	26,777,793
Net Assets	$211,125,048	$195,378,159
Net Asset Value Per Share	$10.75	$9.89
See accompanying notes to condensed consolidated financial statements.
__________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of June 30, 2019 and December 31, 2018, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

(3)
This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$198,175	$8,932	$336,672	$10,612
Non-controlled/affiliate investments:
Interest income	60,127	221,813	119,593	455,895
Controlled investments:
Interest income	29,650	11,328	58,937	24,901
Dividend income	200,000	350,000	200,000	350,000
Total Investment Income	487,952	592,073	715,202	841,408
OPERATING EXPENSES
Management fees(1)	—	1,286,066	848,723	2,609,642
Incentive fees/(Reversal of Incentive fee accrual)(1)	—	2,588,085	(4,660,472)	4,059,419
Costs incurred under Administration Agreement(1)	—	397,113	306,084	821,258
Directors’ fees	86,250	86,250	172,500	172,500
Professional fees	1,310,028	326,798	3,371,950	666,696
Interest expense	600,205	1,473,695	1,204,373	2,613,758
Compensation expense	469,944	—	632,108	—
Income tax expense	29,949	26,229	33,712	148,499
Other expenses	796,807	160,036	991,753	649,306
Total Operating Expenses	3,293,183	6,344,272	2,900,731	11,741,078
Management fee waiver(1)	—	(335,403)	—	(490,347)
Incentive fee waiver(1)	—	—	—	(5,000,000)
Total operating expenses, net of waiver of management and incentive fees	3,293,183	6,008,869	2,900,731	6,250,731
Net Investment Loss	(2,805,231)	(5,416,796)	(2,185,529)	(5,409,323)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	13,590,233	3,363,333	21,859,371	2,587,288
Non-controlled/affiliate investments	—	—	(12,334,831)	(680)
Controlled investments	—	—	—	—
Net Realized Gain on Investments	13,590,233	3,363,333	9,524,540	2,586,608
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	—	(397,846)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(6,751,196)	10,555,021	10,277,147	20,409,685
Non-controlled/affiliate investments	(1,220,012)	(952,635)	7,802,636	(8,628,965)
Controlled investments	(4,469,112)	270,209	(9,820,352)	6,225,269
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(12,440,320)	9,872,595	8,259,431	18,005,989
Benefit from taxes on unrealized depreciation of investments	979,713	1,010,871	885,566	1,010,871
Net Change in Net Assets Resulting from Operations	$(675,605)	$8,830,003	$16,484,008	$15,796,299
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(0.03)	$0.42	$0.84	$0.75
Diluted(2)	$(0.03)	$0.35	$0.75	$0.66
Weighted-Average Common Shares Outstanding
Basic	19,719,706	20,968,850	19,741,058	21,059,254
Diluted(2)	19,719,706	28,866,674	23,472,402	28,866,674
See accompanying notes to condensed consolidated financial statements.
____________________________________________________________________________________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
For the three months ended June 30, 2019, 3,731,344 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the six months ended June 30, 2019 and the three and six months ended June 30, 2018, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Net Assets at Beginning of Year	$195,378,159	$204,762,866

Change in Net Assets Resulting from Operations
Net investment gain	619,702	7,473
Net realized loss on investments	(4,065,693)	(776,725)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	(397,846)
Net change in unrealized appreciation of investments	20,699,751	8,133,394
Provision for taxes on unrealized appreciation of investments	(94,147)	—
Net Change in Net Assets Resulting from Operations	17,159,613	6,966,296
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	—	(1,241,428)
Net Change in Net Assets Resulting from Capital Transactions	—	(1,241,428)
Total Change in Net Assets	17,159,613	5,724,868
Net Assets at March 31	$212,537,772	$210,487,734

Change in Net Assets Resulting from Operations
Net investment loss	$(2,805,231)	$(5,416,796)
Net realized gain on investments	13,590,233	3,363,333
Net change in unrealized appreciation/(depreciation) of investments	(12,440,320)	9,872,595
Benefit from taxes on unrealized depreciation of investments	979,713	1,010,871
Net Change in Net Assets Resulting from Operations	(675,605)	8,830,003
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(737,119)	(2,169,124)
Net Decrease in Net Assets Resulting from Capital Transactions	(737,119)	(2,169,124)
Total Change in Net Assets	(1,412,724)	6,660,879
Net Assets at June 30	$211,125,048	$217,148,613

Capital Share Activity
Shares outstanding at beginning of year	19,762,647	21,246,345
Shares issued	—	—
Shares repurchased	(115,801)	(495,432)
Shares Outstanding at End of Period	19,646,846	20,750,913

See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$16,484,008	$15,796,299
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments	(9,524,540)	(2,586,608)
Net change in unrealized appreciation of investments	(8,259,431)	(18,005,989)
Change in deferred tax liability	(885,566)	(1,354,386)
Amortization of discount on 5.25% Convertible Senior Notes due 2018	—	359,444
Amortization of discount on 4.75% Convertible Senior Notes due 2023	183,045	95,051
Amortization of deferred financing costs	—	41,172
Amortization of fixed income security premiums and discounts	(2,433)	(12,017)
Write-off of deferred offering costs	267,541	325,248
Paid-in-kind interest	—	(209,453)
Adjustments to escrow proceeds receivable	14,891	—
Purchases of investments in:
Portfolio investments	(10,008,040)	(209,656)
U.S. Treasury bills	(199,940,333)	(199,943,927)
Proceeds from sales or maturity of investments in:
Portfolio investments	43,119,593	25,297,380
U.S. Treasury bills	200,000,000	200,000,000
Change in operating assets and liabilities:
Due from controlled investments	—	840
Prepaid expenses and other assets	(1,295,152)	120,751
Interest and dividends receivable	(171,325)	(250,642)
Proceeds receivable	(51,511)	—
Escrow proceeds receivable	419,762	(1,056,823)
Due to GSV Asset Management(1)	—	1,308
Payable for securities purchased	(2,451)	129,805
Accounts payable and accrued expenses	1,698,680	101,334
Accrued incentive fees(1)	(4,660,472)	(940,581)
Accrued management fees(1)	(415,056)	(107,559)
Accrued interest payable	—	212,187
Net Cash Provided by Operating Activities	26,971,210	17,803,179
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	—	40,000,000
Deferred debt issuance costs	—	(1,846,620)
Repurchases of common stock	(737,119)	(3,410,552)
Repurchase of 5.25% Convertible Senior Notes due 2018	—	(19,290,565)
Realized loss on repurchase of 5.25% Convertible Senior Notes due 2018	—	397,846
Deferred offering costs	—	(6,312)
Net Cash Provided by/(Used in) Financing Activities	(737,119)	15,843,797
Total Increase in Cash Balance	26,234,091	33,646,976
Cash Balance at Beginning of Year	28,184,163	59,838,600
Cash Balance at End of Period	$54,418,254	$93,485,576

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30,
	2019	2018
Supplemental Information:
Interest paid	$1,024,911	$1,891,542
Taxes paid	$14,726	$492,014
See accompanying notes to condensed consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	$16,189,935	$30,658,294	14.52%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	6/9/2013	2,961,399	14,519,519	30,634,115	14.51%
Lyft, Inc.**	San Francisco, CA
Common shares, Class A(3)(7)	On-Demand Transportation Services	3/21/2014	304,829	4,296,894	19,028,798	9.00%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	9/18/2014	2,145,509	5,000,001	18,769,599	8.89%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	11,040,043	5.23%
Dropbox, Inc.**	San Francisco, CA
Common shares(3)(10)	Cloud Computing Services	11/15/2011	437,530	7,462,506	10,960,127	5.19%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Preferred Shares, Series D	Micromobility	1/25/2019	41,237,113	10,006,800	10,000,000	4.74%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	6,380,359	3.02%
Preferred shares, Series A		10/16/2014	879,198	1,002,440	3,336,029	1.58%
Total				5,002,720	9,716,388	4.60%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	8,904,893	4.22%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	6,824,466	3.23%
Common shares		7/20/2011	770,934	123,987	982,093	0.47%
Total				2,383,703	7,806,559	3.70%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	6,032,799	2.86%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	2,473,496	1.17%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	0.95%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,491	0.37%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	201,356	0.10%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$94,545,251	$169,015,959	80.05%
See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Convertible Promissory Note 5% Due 12/31/2018***(8)	Digital Media Platform	8/31/2016	$2,102,384	$2,102,384	$630,715	0.30%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,633,230	630,715	0.30%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	11/12/2015	378,788	501,360	250,000	0.12%
Preferred shares, Series A		2/28/2014	494,365	500,801	269,634	0.13%
Total				1,002,161	519,634	0.25%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(6)	Corporate Education	11/26/2014	$1,360,489	1,361,969	250,000	0.12%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	—	—%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 2/14/2020		5/31/2013	16,903	—	—	—%
Total				4,146,653	250,000	0.12%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$29,999,703	$1,400,349	0.67%

CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C 8%	Interactive Learning	1/7/2014	2,779,134	4,000,787	4,593,188	2.17%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,699,990	1.28%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	78,258	0.04%
Total				6,130,474	7,371,436	3.49%

See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Convertible Promissory Note 12% Due 12/31/2019***	Global Innovation Platform	2/17/2016	$936,525	$953,869	$462,864	0.22%
Preferred shares, Series A-4		10/6/2014	3,720,424	4,904,498	2,212,644	1.05%
Preferred shares, Series A-3		4/4/2014	1,561,625	2,005,730	928,743	0.44%
Preferred shares, Series A-2		7/15/2013	450,001	605,500	267,629	0.13%
Preferred shares, Series A-1		5/25/2012	1,000,000	1,021,778	594,729	0.28%
Common shares		7/1/2014	200,000	1,000	118,946	0.06%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	20,625	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	135,000	0.06%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	65,000	0.03%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	5,000	—%
Total				9,671,489	4,811,180	2.28%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	816,198	0.39%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	816,198	0.39%

Total Controlled				$22,963,375	$12,998,814	6.16%

Total Portfolio Investments				$147,508,329	$183,415,122	86.88%

U.S. Treasury
U.S. Treasury bill, 0%, due 7/2/2019***(3)		6/27/2019	$100,000,000	99,979,000	99,995,000	47.36%

TOTAL INVESTMENTS				$247,487,329	$283,410,122	134.24%

See accompanying notes to condensed consolidated financial statements.
__________________________________________

*
All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company's board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

**
Indicates assets that Sutter Rock Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2019, 10.58% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)
“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Sutter Rock Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Sutter Rock Capital Corp. if Sutter Rock Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2019

(2)
“Control Investments” are investments in those companies that are “Controlled Companies” of Sutter Rock Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs.

(4)	As of June 30, 2019, the investments noted had been placed on non-accrual status.

(5)	Sutter Rock Capital Corp.’s investments in StormWind, LLC are held through Sutter Rock Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note.

(7)
On March 29, 2019, Lyft, Inc. priced its initial public offering for 32,500,000 Class A common shares at a price of $72.00 per share. Sutter Rock Capital Corp.'s 176,266 Series D preferred shares and 128,563 Series E preferred shares of Lyft, Inc. automatically converted to Class A common shares immediately prior to the close of the offering and are subject to a lock-up provision. At June 30, 2019, Sutter Rock Capital Corp. valued is common shares of Lyft, Inc. based on its June 30, 2019 closing price, less a 5% liquidity discount due to the lock-up provision.

(8)	Subsequent to December 31, 2018, Ozy Media Inc.'s obligations under its financing arrangements with the Company became past due.

(9)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by Sutter Rock Capital Corp. do not entitle Sutter Rock Capital Corp. to a preferred dividend rate. During the six months ended June 30, 2019, SPBRX, INC. declared, and Sutter Rock Capital Corp. received, an aggregate of $200,000 in cash distributions. Sutter Rock Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)
On March 23, 2018, Dropbox, Inc. priced its IPO. The lock-up agreement for Sutter Rock Capital Corp.'s common shares expired on August 23, 2018. At June 30, 2019, Sutter Rock Capital Corp. valued its common shares of Dropbox, Inc. based on its June 30, 2019 closing price.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS –continued
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Convertible Promissory Note 12% Due 12/31/2019***(14)	Global Innovation Platform	2/17/2016	$936,525	951,436	936,525	0.48%
Preferred shares, Series A-4		10/6/2014	3,720,424	4,904,498	4,960,553	2.54%
Preferred shares, Series A-3		4/4/2014	1,561,625	2,005,730	1,735,134	0.89%
Preferred shares, Series A-2		7/15/2013	450,001	605,500	300,000	0.15%
Preferred shares, Series A-1		5/25/2012	1,000,000	1,021,778	499,999	0.26%
Common shares		7/1/2014	200,000	1,000	—	—%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(14)		4/4/2014	187,500	—	26,250	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(14)		10/6/2014	500,000	—	145,000	0.07%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	70,000	0.04%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	556	0.00%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	694	0.00%
Preferred Warrant Series B–Strike Price $2.31, Expiration Date 12/31/2023(14)		12/31/2018	250,000	5,080	5,000	0.00%
Total				9,669,056	8,679,711	4.44%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Woodside, CA
Preferred shares, Class A***(16)	Clean Technology	4/15/2014	14,300,000	7,151,412	750,198	0.38%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	750,198	0.38%

Total Controlled				$22,960,942	$22,816,733	11.68%

Total Portfolio Investments				$171,164,403	$198,815,829	101.76%

U.S. Treasury
U.S. Treasury bills, 0%, due 1/3/2019***(3)		12/27/2018	$100,000,000	99,982,067	99,994,000	51.18%

TOTAL INVESTMENTS				$271,146,470	$298,809,829	152.94%

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 1—NATURE OF OPERATIONS

Sutter Rock Capital Corp. (the “Company” or “Sutter Rock Capital”), formerly known as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally-managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (or "BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”).

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure (the "Internalization") and we began operating as an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to March 12, 2019, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). Refer to "Note 3 — Related-Party Arrangements" for further detail.

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s common stock is currently listed on the Nasdaq Capital Market under the symbol “SSSS” (formerly "GSVC"). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of June 30, 2019, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2019. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires the Company’s management to make a number of significant estimates. These include estimates of the fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2019 and December 31, 2018, for details regarding the nature and composition of the Company’s investment portfolio.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Escrow Proceeds Receivable

During the year ended December 31, 2018, the Company completed the sale of its investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc. During the three months ended June 30, 2019, the Company completed the sale of its investment in Knewton, Inc. A portion of the proceeds from the sale of these portfolio investments and those sold in prior years are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At June 30, 2019 and December 31, 2018, the Company had $2,074,820 and $2,494,582, respectively, in escrow proceeds receivable. During the three months ended June 30, 2019, the Company received escrow proceeds from the sales of Gilt Groupe Holdings, Inc., Lytro, Inc., and JAMF Holdings, Inc.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of June 30, 2019 and December 31, 2018, the Company had deferred financing costs of $0 and $267,541, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2019	December 31, 2018
Deferred credit facility costs	$—	$—
Deferred offering costs	—	267,541
Deferred Financing Costs	$—	$267,541

Operating Leases & Related Deposits

The Company accounts for its operating leases as prescribed by ASC 842, Leases, which requires lessees to recognize a right of use asset on the balance sheet, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. On June 3, 2019, the Company entered a 5-year operating lease for primary office space for which the Company has recorded a right-of-use asset and a corresponding lease liability for the operating lease obligation. These amounts have been discounted using the rate implicit in the lease. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for further detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At June 30, 2019 and December 31, 2018, the Company had no escrow deposits.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Per Share Information

Net change in net assets resulting from operations per basic common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net change in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) to determine the number of potentially dilutive shares outstanding. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU 2017-13 which addressed the application of ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as it relates to adoption period for entities not otherwise required to adopt the new revenue recognition standard, but whose financial statements or financial information are included in another entity’s filing with the Securities and Exchange Commission (the "SEC"). ASU 2014-9, issued by FASB in May 2014, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company adopted ASU 2017-13, which did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. The Company adopted ASU 2016-02 in connection with its operating lease beginning June 3, 2019.

In February 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, which amends various SEC paragraphs pursuant to the issuance of recent SEC Final Rule Releases. The guidance requires interim financial statements to provide the information required by SEC for the current and comparative year-to-date periods, with subtotals for each interim period. The guidance in ASU 2019-07, and the related amendments, are effective upon issuance. The Company adopted ASU 2019-07 in the current period and amended the presentation of the Condensed Consolidated Statements of Changes in Net Assets as of June 30, 2019.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of FASB ASC 820, Fair Value Measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company did not early adopt the eliminated and modified disclosure requirements during the three and six months ended June 30, 2019, but plans to adopt the guidance upon its effective date.

NOTE 3—RELATED-PARTY ARRANGEMENTS

Internalization of Company’s Operating Structure

On and effective March 12, 2019 (the "Effective Date"), our Board of Directors approved internalizing our operating structure and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, pursuant to the Investment Advisory Agreement, and our former administrator, GSV Capital Service Company, provided the administrative services necessary for our operations pursuant to the Administration Agreement.

The accounting implications and related controls associated with the Internalization continue to be analyzed and updated for fiscal year 2019.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

As the Investment Advisory Agreement has been terminated, there will be no base management fees or incentives fees payable to GSV Asset Management going forward.

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

Under the Administration Agreement, we did not pay any fees to GSV Capital Service Company but reimbursed GSV Capital Service Company for our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its services under the Administration Agreement, including, but not limited to, fees and expenses associated with performing compliance functions and our allocable portion of rent and compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. There were $0 and $397,113 in such costs incurred under the Administration Agreement for the three months ended June 30, 2019 and June 30, 2018 respectively. There were $306,084 and $821,258 in such costs incurred under the Administration Agreement for the six months ended June 30, 2019 and June 30, 2018 respectively. See “—Administration Agreement” below.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Prior to our Internalization on March 12, 2019, the Company had entered into the Investment Advisory Agreement with GSV Asset Management. Under the terms of the Investment Advisory Agreement, GSV Asset Management was paid a quarterly management fee and an annual incentive fee. GSV Asset Management is controlled by Michael T. Moe, the former Chairman of the Company’s Board of Directors. Mr. Moe, through his ownership interest in GSV Asset Management, was entitled to a portion of any profits earned by GSV Asset Management in performing its services under the Investment Advisory Agreement. Mr. Moe serves as the principal of GSV Asset Management and manages the business and internal affairs of GSV Asset Management. Mark Klein, the Company’s Chief Executive Officer, President, and a member of the Company’s Board of Directors, or entities with which he is affiliated, received consulting fees from GSV Asset Management equal to a percentage of each of the base management fee and the incentive fee paid by the Company to GSV Asset Management pursuant to a consulting agreement with GSV Asset Management. As the Investment Advisory Agreement has been terminated, Mr. Klein no longer has a consulting agreement or any other affiliation with GSV Asset Management.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

GSV Asset Management earned $0 and $1,286,066 in management fees for the three months ended June 30, 2019 and 2018, respectively, and waived $0 and $335,403 in management fees for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, GSV Asset Management earned $848,723 and $2,609,642 in management fees, respectively, and waived $0 and $490,347 in management fees

As the Investment Advisory Agreement has been terminated, there will be no base management fee payable to GSV Asset Management going forward.

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

The Company was required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2019 and December 31, 2018 or prior to the termination of the Investment Advisory Agreement. The accrual considered both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three and six months ended June 30, 2019, the Company reversed previously accrued incentive fees of $0 and $4,660,472 due to the termination of the Investment Advisory Agreement. For the three and six months ended June 30, 2018, the Company accrued incentive fees of $2,588,085 and $4,059,419, respectively. Pursuant to the Waiver Agreement, on February 2, 2018, GSV Asset Management forfeited $5.0 million of the the accrued incentive fees. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

As of each of June 30, 2019 and December 31, 2018, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

Administration Agreement

On March 12, 2019, in connection with the Company's Internalization, the Administration Agreement was terminated in accordance with its terms.

Prior to the Internalization, the Company had entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. The Company reimbursed GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services. While there was no limit on the total amount of expenses the Company may have been required to reimburse to GSV Capital Service Company, GSV Capital Service Company would only charge the Company for the actual expenses GSV Capital Service Company incurred on the Company’s behalf, or the Company’s allocable portion thereof, without

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

any profit to GSV Capital Service Company. There were $0 and $306,084 in such costs incurred under the Administration Agreement for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the Company accrued incentive fees of $397,113 and $821,258, respectively. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company going forward.

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

For the three and six months ended June 30, 2019, the Company incurred $208,333 and $250,896, respectively, of licensing expense, as reflected on the Condensed Consolidated Statements of Operations. As of June 30, 2019, the Company recorded $249,104 of prepaid expense related to the Amended and Restated Trademark License Agreement on the Condensed Consolidated Statements of Assets and Liabilities.

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the former Chairman of the Company’s Board of Directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of June 30, 2019, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $4,811,180 and $9,716,388, respectively.

In addition, the Company’s executive officers and directors, and the principals of the Company’s former investment adviser, GSV Asset Management, serve or may serve as officers, directors, or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders.

The 1940 Act prohibits the Company from participating in certain negotiated co-investments with certain affiliates unless it receives an order from the SEC permitting it to do so. As a BDC, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Board of Directors, including its independent directors, and, in some cases, the SEC. The affiliates with which the Company may be prohibited from transacting include its officers, directors, and employees and any person controlling or under common control with the Company, subject to certain exceptions.

In the ordinary course of business, the Company may enter into transactions with portfolio companies that may be considered related-party transactions. To ensure that the Company does not engage in any prohibited transactions with any persons affiliated with the Company, the Company has implemented certain written policies and procedures whereby the Company’s executive officers screen each of the Company’s transactions for any possible affiliations between the proposed portfolio investment, the Company, companies controlled by the Company, and the Company’s executive officers and directors.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and warrants to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. At June 30, 2019, the Company had 50 positions in 24 portfolio companies. As of December 31, 2018, the Company had 55 positions in 26 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$48,424,535	$45,474,228	21.5%	$48,424,535	$48,517,824	24.9%
Preferred Stock	80,425,553	106,382,765	50.4%	89,715,085	99,856,159	51.1%
Debt Investments	6,689,080	1,343,579	0.6%	9,156,012	5,584,994	2.9%
Warrants	209,761	225,625	0.1%	209,761	267,446	0.1%
Private Portfolio Companies	135,748,929	153,426,197	72.6%	147,505,393	154,226,423	79.0%
Publicly Traded Portfolio Companies
Common Stock	11,759,400	29,988,925	14.2%	23,659,010	44,589,406	22.8%
Total Portfolio Investments	147,508,329	183,415,122	86.8%	171,164,403	198,815,829	101.8%
Non-Portfolio Investments
U.S. Treasury bill	99,979,000	99,995,000	47.4%	99,982,067	99,994,000	51.1%
Total Investments	$247,487,329	$283,410,122	134.2%	$271,146,470	$298,809,829	152.9%

The geographic and industrial compositions of the Company’s portfolio at fair value as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$182,963,766	99.8%	86.7%	$167,687,933	84.4%	85.8%
Mid-west	201,356	0.1%	0.1%	—	—%	—%
Northeast	250,000	0.1%	0.1%	4,414,536	2.2%	2.3%
International	—	—%	—%	26,713,360	13.4%	13.7%
Total	$183,415,122	100.0%	86.9%	$198,815,829	100.0%	101.8%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

	As of June 30, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$69,239,169	37.8%	32.8%	$64,480,375	32.4%	33.0%
Marketplaces	46,029,862	25.1%	21.8%	33,892,561	17.1%	17.3%
Big Data/Cloud	41,618,420	22.7%	19.7%	51,929,440	26.1%	26.6%
Financial Technology	13,839,358	7.5%	6.6%	7,798,878	3.9%	4.0%
Social/Mobile	11,872,115	6.5%	5.6%	39,964,377	20.1%	20.5%
Sustainability	816,198	0.4%	0.4%	750,198	0.4%	0.4%
Total	$183,415,122	100.0%	86.9%	$198,815,829	100.0%	101.8%

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Media Platform
Education Software
Education Technology
E-Transcript Exchange
Interactive Learning
Online Education
Big Data/Cloud	Cloud Computing Services
Data Analysis
Social Cognitive Learning
Marketplaces	Global Innovation Platform
Knowledge Networks
On-Demand Commerce
On-Demand Transportation
Micromobility
Peer-to-Peer Pet Services
Financial Technology(1)	Online Marketplace Finance
Financial Services
Social/Mobile	Digital Media Platform
Social Networking
On-Demand Music Streaming
Social Data Platform
Sustainability	Clean Technology
________________________

(1)
During the quarter ended June 30, 2019, the Company reclassified the industry theme for "Online Marketplace Finance" and "Financial Services" industries from "Marketplaces" to "Financial Technology". The industrial classifications as of December 31, 2018 were also updated to reflect this change.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2019 and December 31, 2018 are as follows:

	As of June 30, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$45,474,228	$45,474,228
Preferred Stock	—	—	106,382,765	106,382,765
Debt Investments	—	—	1,343,579	1,343,579
Warrants	—	—	225,625	225,625
Private Portfolio Companies	—	—	153,426,197	153,426,197
Publicly Traded Portfolio Companies
Common Stock	10,960,127	19,028,798	—	29,988,925
Total Portfolio Investments	10,960,127	19,028,798	153,426,197	183,415,122
Non-Portfolio Investments
U.S. Treasury bills	99,995,000	—	—	99,995,000
Total Investments at Fair Value	$110,955,127	$19,028,798	$153,426,197	$283,410,122

	As of December 31, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$48,517,824	$48,517,824
Preferred Stock	—	—	99,856,159	99,856,159
Debt Investments	—	—	5,584,994	5,584,994
Warrants	—	—	267,446	267,446
Private Portfolio Companies	—	—	154,226,423	154,226,423
Publicly Traded Portfolio Companies
Common Stock	44,589,406	—	—	44,589,406
Total Portfolio Investments	44,589,406	—	154,226,423	198,815,829
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$144,583,406	$—	$154,226,423	$298,809,829

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2019 and December 31, 2018. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of June 30, 2019

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$45,474,228	Market approach	Revenue multiples	1.61x - 3.40x (3.06x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$106,382,765	Market approach	Revenue multiples	2.99x - 6.02x (4.46x)
			Precedent transactions	4.70x (4.70x)
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM	Revenue multiples	1.21x - 2.16x (1.94x)
			Precedent transactions	3.07x (3.07x)
Debt investments	$1,343,579	Market approach	Revenue multiples	1.61x - 1.89x (1.75x)
		PWERM	Revenue multiples	1.84x - 1.94x (1.89x)
			Liquidation value	N/A
Warrants	$225,625	Option pricing model	Term to expiration (Years)	0.63 - 8.78 (2.21)
			Volatility	28.8%-48.0% (29.8%)

________________________

(1)
As of June 30, 2019, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2019 as follows:

	Six Months Ended June 30, 2019
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Transfers out of Level 3(1)	—	(21,947,688)	—	—	(21,947,688)
Purchases, capitalized fees and interest	—	10,007,360	680	—	10,008,040
Sales/Maturity of investments	—	—	(51,511)	—	(51,511)
Amortization of fixed income security premiums and discounts	—	—	2,433	—	2,433
Realized losses	—	(14,999,998)	(2,418,534)	—	(17,418,532)
Net change in unrealized appreciation/(depreciation) included in earnings	(3,043,596)	33,466,932	(1,774,483)	(41,821)	28,607,032
Fair Value as of June 30, 2019	$45,474,228	$106,382,765	$1,343,579	$225,625	$153,426,197
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2019	$(3,043,596)	$14,151,248	$(4,109,443)	$(41,821)	$6,956,388
________________________

(1)	During the six months ended June 30, 2019, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Lyft, Inc.	Preferred shares, Series D Preferred shares, Series E	Public Common Shares (Level 2)

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

(2)	Sales of investments includes escrow proceeds receivable of approximately $2.5 million from the sale of the Company’s investments in
General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2019 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 12% Due 12/31/2019***	$936,525	$58,937	$936,525	$2,433	$—	$—	$(476,094)	$462,864	0.22%
Total Debt Investments		$58,937	$936,525	$2,433	$—	$—	$(476,094)	$462,864	0.22%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(3)	14,300,000	$200,000	$750,198	$—	$—	$—	$66,000	$816,198	0.39%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	4,960,553	—	—	—	(2,747,909)	2,212,644	1.05%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,735,134	—	—	—	(806,391)	928,743	0.44%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	300,000	—	—	—	(32,371)	267,629	0.13%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	499,999	—	—	—	94,730	594,729	0.28%
Total Global Innovation Platform		—	7,495,686	—	—	—	(3,491,941)	4,003,745	1.90%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Percentage of Net Assets
Interactive Learning
StormWind, LLC–Preferred shares, Series C 8%(4)	2,779,134	—	7,194,971	—	—	—	(2,601,783)	4,593,188	2.17%
StormWind, LLC–Preferred shares, Series B 8%(4)	3,279,629	—	5,770,328	—	—	—	(3,070,338)	2,699,990	1.28%
StormWind, LLC–Preferred shares, Series A 8%(4)	366,666	—	421,525	—	—	—	(343,267)	78,258	0.04%
Total Interactive Learning		—	13,386,824	—	—	—	(6,015,388)	7,371,436	3.49%
Total Preferred Stock		$200,000	$21,632,708	$—	$—	$—	$(9,441,329)	$12,191,379	5.78%
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021	187,500	$—	$26,250	$—	$—	$—	$(5,625)	$20,625	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	145,000	—	—	—	(10,000)	135,000	0.06%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	70,000	—	—	—	(5,000)	65,000	0.03%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	556	—	—	—	(556)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	694	—	—	—	(694)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	5,000	—	—	—	—	5,000	0.00%
Total Global Innovation Platform		—	247,500	—	—	—	(21,875)	225,625	0.10%
Total Warrants		$—	$247,500	$—	$—	$—	$(21,875)	$225,625	0.10%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	118,946	118,946	0.06%
Total Common Stock		$—	$—	$—	$—	$—	$118,946	$118,946	0.06%
TOTAL CONTROLLED INVESTMENTS*(2)		$258,937	$22,816,733	$2,433	$—	$—	$(9,820,352)	$12,998,814	6.16%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(5)	$1,360,489	$67,465	$1,360,489	$—	$—	$—	$(1,110,489)	$250,000	0.12%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018***(6)	$2,102,384	52,128	3,153,575	—	—	—	(2,522,860)	630,715	0.30%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018	$—	—	—	680	—	$(2,334,832)	2,334,152	—	—%
Total Debt Investments		$119,593	$4,514,064	$680	$—	$(2,334,832)	$(1,299,197)	$880,715	0.42%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$878,005	$—	$—	$—	$(878,005)	$—	—%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—	—%
Total Corporate Education		—	878,005	—	—	—	(878,005)	—	—%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	—	—	—	—	—	(9,999,999)	9,999,999	—	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Percentage of Net Assets
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	250,000	—	—	—	—	250,000	0.12%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	269,848	—	—	—	(214)	269,634	0.13%
Total Education Media Platform		—	519,848	—	—	—	(214)	519,634	0.25%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	—	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	—	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	—	—	—%
Total Digital Media Platform		—	—	—	—	—	—	—	—%
Total Preferred Stock		$—	$1,397,853	$—	$—	$(9,999,999)	$9,121,780	$519,634	0.25%
Warrants
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020	16,903	$—	$19,946	$—	$—	$—	$(19,946)	$—	—%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	—	—	—	—	—	—	—%
Total Warrants		$—	$19,946	$—	$—	$—	$(19,946)	$—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	$—	$—	$—	$—	$—	$—	$—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$119,593	$5,931,863	$680	$—	$(12,334,831)	$7,802,637	$1,400,349	0.67%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

____________________

*
All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company's board of directors. Unless otherwise noted, all investments were pledged as collateral under the Credit Facility. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

***	Investment is income-producing.

(1)
“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Sutter Rock Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Sutter Rock Capital Corp. if Sutter Rock Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)
“Control Investments” are investments in those companies that are “Controlled Companies” of Sutter Rock Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by Sutter Rock Capital Corp. do not entitle Sutter Rock Capital Corp. to a preferred dividend rate. During the three and six months ended June 30, 2019, SPBRX, INC. declared, and Sutter Rock Capital Corp. received, an aggregate of $200,000 in cash distributions. Sutter Rock Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(4)	Sutter Rock Capital Corp.’s investments in StormWind, LLC are held through Sutter Rock Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2018 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Debt Investments
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Convertible Promissory Note 12% Due 12/31/2019***(10)	$936,525	$57,466	$560,199	$392,437	$—	$—	$(16,111)	$936,525	0.48%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Unsecured Promissory Note 12% Due 1/15/2018***(8)	$—	2,369	592,129	—	(592,129)	(680)	680	—	—%
Total Global Innovation Platform		59,835	1,152,328	392,437	(592,129)	(680)	(15,431)	936,525	0.48%
Total Debt Investments		$59,835	$1,152,328	$392,437	$(592,129)	$(680)	$(15,431)	$936,525	0.48%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(12)	14,300,000	$625,000	$1,069,862	$—	$—	$—	$(319,664)	$750,198	0.38%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4	3,720,424	—	5,390,842	—	—	—	(430,289)	4,960,553	2.54%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3	1,561,625	—	1,885,644	—	—	—	(150,510)	1,735,134	0.89%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2	450,001	—	326,022	—	—	—	(26,022)	300,000	0.15%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1	1,000,000	—	543,370	—	—	—	(43,371)	499,999	0.26%
Total Global Innovation Platform		—	8,145,878	—	—	—	(650,192)	7,495,686	3.84%
Interactive Learning
StormWind, LLC–Preferred shares, Series C 8%(3)	2,779,134	—	7,223,904	—	—	—	(28,933)	7,194,971	3.68%
StormWind, LLC–Preferred shares, Series B 8%(3)	3,279,629	—	5,804,472	—	—	—	(34,144)	5,770,328	2.95%
StormWind, LLC–Preferred shares, Series A 8%(3)	366,666	—	425,342	—	—	—	(3,817)	421,525	0.22%
Total Interactive Learning		—	13,453,718	—	—	—	(66,894)	13,386,824	6.85%
Total Preferred Stock		625,000	22,669,458	—	—	—	(1,036,750)	21,632,708	11.07%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
Warrants
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(10)	187,500	$—	$1,875	$—	$—	$—	$24,375	$26,250	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(10)	500,000	—	160,000	—	—	—	(15,000)	145,000	0.07%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	102,500	—	—	—	(32,500)	70,000	0.04%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	41,000	—	—	—	(40,444)	556	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	80,000	—	—	—	(79,306)	694	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023(10)	250,000	—	—	5,080	—	—	(80)	5,000	0.00%
Total Global Innovation Platform		—	385,375	5,080	—	—	(142,955)	247,500	0.12%
Total Warrants		$—	$385,375	$5,080	$—	$—	$(142,955)	$247,500	0.12%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares	200,000	—	—	—	—	—	—	—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$684,835	$24,207,161	$397,517	$(592,129)	$(680)	$(1,195,135)	$22,816,733	11.68%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(4)	$1,360,489	$104,256	$1,259,712	$102,257	$—	$—	$(1,480)	$1,360,489	0.70%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018(7)	$2,102,384	268,104	1,067,639	133,031	(30,647)	—	1,983,552	3,153,575	1.61%
Ozy Media, Inc.–Promissory Note 10% Due 2/12/2018***(7)	$—	2,384	—	100,000	(100,000)	—	—	—	—%
Total Digital Media Platform		270,488	1,067,639	233,031	(130,647)	—	1,983,552	3,153,575	1.61%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018(6)(9)	$2,327,727	207,069	1,120,329	212,254	—	—	(1,332,583)	—	—%
Total Debt Investments		$581,813	$3,447,680	$547,542	$(130,647)	$—	$649,489	$4,514,064	2.31%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$989,489	$—	$—	$—	$(111,484)	$878,005	0.45%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	480,184	—	—	—	(480,184)	—	—%
Total Corporate Education		—	1,469,673	—	—	—	(591,668)	878,005	0.45%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	10,716,390	—	382,678	—	—	—	(382,678)	—	—%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	500,000	—	—	—	(250,000)	250,000	0.13%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	581,917	—	—	—	(312,069)	269,848	0.14%
Total Education Media Platform		—	1,081,917	—	—	—	(562,069)	519,848	0.27%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	501,240	—	—	—	(501,240)	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	50,000	—	—	—	(50,000)	—	—%
Total Knowledge Networks		—	551,240	—	—	—	(551,240)	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	2,367,022	—	—	—	(2,367,022)	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	1,419,810	—	—	—	(1,419,810)	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	236,635	—	—	—	(236,635)	—	—%
Total Digital Media Platform		—	4,023,467	—	—	—	(4,023,467)	—	—%
Total Preferred Stock		$—	$7,508,975	$—	$—	$—	$(6,111,122)	$1,397,854	0.72%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2017	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2018	Percentage of Net Assets
Warrants
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020(5)	16,903	$—	$2,366	$—	$—	$—	$17,580	$19,946	0.01%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(7)	295,565	—	—	30,647	—	—	(30,647)	—	—%
Total Warrants		$—	$2,366	$30,647	$—	$—	$(13,067)	$19,946	0.01%
Common Stock
Online Education
Curious.com, Inc.–Common shares(11)	1,135,944	$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
Total Common Stock		$—	$5,514,077	$—	$—	$—	$(5,514,077)	$—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$581,813	$16,473,098	$578,189	$(130,647)	$—	$(10,988,777)	$5,931,863	3.04%
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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

During the three and six months ended June 30, 2019, the Company repurchased 115,801 and 115,801, respectively, of shares of the Company’s common stock pursuant to the Share Repurchase Program. As of June 30, 2019, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $4.1 million.

No new shares of the Company’s common stock were issued during the three and six months ended June 30, 2019.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per common share–basic:
Net change in net assets resulting from operations	$(675,605)	$8,830,003	$16,484,008	$15,796,299
Weighted-average common shares–basic	19,719,706	20,968,850	19,741,058	21,059,254
Earnings per common share–basic	$(0.03)	$0.42	$0.84	$0.75
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(675,605)	$8,830,003	$16,484,008	$15,796,299
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018(1)	—	821,585	—	1,872,253
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	570,505	1,133,045	589,302
Net change in net assets resulting from operations, as adjusted	$(675,605)	$10,222,093	$17,617,053	$18,257,854
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018(1)	—	4,166,480	—	4,757,803
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	3,731,344	3,731,344	1,979,055
Weighted-average common shares outstanding–diluted	19,719,706	28,866,674	23,472,402	27,796,112
Earnings per common share–diluted	$(0.03)	$0.35	$0.75	$0.66
______________________

(1)
For the three months ended June 30, 2019, 3,731,344 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At June 30, 2019 and December 31, 2018, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

Operating Leases & Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease commenced June 3, 2019 and expires July 31, 2024. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of June 30, 2019, the Company has booked a right of use asset and operating lease liability of $839,214 and $839,214, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2019 and December 31, 2018, the Company recorded a security deposit of $16,574 and $0, respectively, of rental deposit on the Condensed Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2019, the Company incurred $7,148 and $7,148, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statements of Assets and Liabilities

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

have been discounted using the rate implicit in the lease. As of June 30, 2019, the remaining lease term was 5.1 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of June 30, 2019:

For the Years Ended December 31,	Amount
2019	$64,335
2020	174,563
2021	179,800
2022	185,194
2023	190,750
2024	113,604
$908,246

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 8—FINANCIAL HIGHLIGHTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per Basic Share Data
Net asset value at beginning of the period	$10.75	$9.99	$9.89	$9.64
Net investment loss(1)	(0.14)	(0.26)	(0.11)	(0.26)
Net realized gain on investments(1)	0.69	0.16	0.48	0.12
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	—	—	(0.02)
Net change in unrealized appreciation/(depreciation) of investments(1)	(0.63)	0.47	0.42	0.86
Benefits from taxes on unrealized depreciation of investments(1)	0.05	0.05	0.05	0.05
Repurchase of common stock(1)	0.03	0.05	0.02	0.07
Net asset value at end of period	$10.75	$10.46	$10.75	$10.46
Per share market value at end of period	$6.40	$6.86	$6.40	$6.86
Total return based on market value(2)	(15.57)%	(9.02)%	22.61%	25.87%
Total return based on net asset value(2)	—%	4.69%	8.70%	8.53%
Shares outstanding at end of period	19,646,846	20,750,913	19,646,846	20,750,913
Ratios/Supplemental Data:
Net assets at end of period	$211,125,048	$217,148,613	$211,125,048	$217,148,613
Average net assets	$211,244,233	$210,027,033	$203,070,126	$207,058,773
Ratio of gross operating expenses to average net assets(3)	5.14%	12.25%	4.66%	11.15%
Ratio of incentive fee waiver to average net assets	—%	—%	—%	(2.41)%
Ratio of management fee waiver to average net assets	—%	(0.65)%	—%	(0.48)%
Ratio of income tax provision to average net assets	(0.46)%	—%	(0.44)%	—%
Ratio of net operating expenses to average net assets(3)	4.68%	11.60%	4.22%	8.26%
Ratio of net investment loss to average net assets(3)	(5.39)%	(10.46)%	(2.18)%	(5.30)%
Portfolio Turnover Ratio	—%	0.05%	5.04%	0.10%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses, including the $5.0 million accrued incentive fee forfeiture pursuant to the Waiver Agreement, are not annualized. For the three and six months ended June 30, 2019, the Company excluded $617,536 and $(1,769,820) of non-recurring expenses and did not annualize the income tax provision. For three and six months ended June 30, 2018, the Company excluded $0 and $352,667 of non-recurring expenses and did not annualize the incentive fee waiver. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 9—INCOME TAXES

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

As of June 30, 2019 and December 31, 2018, the Company recorded a deferred tax liability of approximately $0.0 million and $0.9 million, respectively, of which approximately $0.0 million and $0.9 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.

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

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2015–2018 and 2014–2018, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2019, there were no material interest or penalties incurred related to uncertain tax positions.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 10—DEBT CAPITAL ACTIVITIES

5.25% Convertible Senior Notes due 2018

On September 17, 2013, the Company issued $69.0 million aggregate principal amount of convertible senior notes, which bear interest at a fixed rate of 5.25% per year, payable semi-annually in arrears on March 15 and September 15 of each year. The 5.25% Convertible Senior Notes matured on September 15, 2018 (the "5.25% Convertible Senior Notes due 2018"), unless previously repurchased or converted in accordance with their terms. The Company does not have the right to redeem the 5.25% Convertible Senior Notes due 2018 prior to maturity. The 5.25% Convertible Senior Notes due 2018 are convertible into shares of the Company’s common stock based on a conversion rate of 83.3596 shares of the Company’s common stock per $1,000 of principal amount of the 5.25% Convertible Senior Notes due 2018, which is equivalent to a conversion price of approximately $12.00 per share of common stock.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2019	December 31, 2018
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Direct deduction of deferred debt issuance costs	$(1,382,444)	$(1,565,489)
4.75% Convertible Senior Notes due 2023 Payable	$38,617,556	$38,434,511

As of June 30, 2019 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Western Alliance Bank Credit Facility

The Company entered into a Loan and Security Agreement, effective May 31, 2017 and amended on March 22, 2018 (the “Loan Agreement”), with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide the Company with a $12.0 million senior secured revolving credit facility (the “Credit Facility”).

The Credit Facility, among other things, matured on May 31, 2019 and bore interest at a per annum rate equal to the prime rate plus 3.50%. In addition, a facility fee of $60,000 was charged upon closing of the Credit Facility, and the Loan Agreement required payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears.

Under the Loan Agreement, the Company made certain customary representations and warranties and was required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness (with unsecured longer-term indebtedness limited to $111.0 million in the aggregate through maturity of the 5.25% Convertible Senior Notes due 2018 on September 15, 2018, and $70.0 million in the aggregate thereafter), compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement of at least the greater of $60.0 million or five times the amount of the Credit Facility, a limitation on the Company’s net asset value being reduced by more than 15% of its net asset value at December 31, 2016, and maintenance of RIC and BDC status. The Loan Agreement included usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, the cessation of the Investment Advisory Agreement, and the occurrence of a material adverse effect.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The Credit Facility was secured by substantially all of the Company’s property and assets. As of June 30, 2019, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

For the three and six months ended June 30, 2019, the Company had average borrowings outstanding under the Credit Facility of $0. For the year ended December 31, 2018, the Company had average borrowings outstanding of $0.

NOTE 11—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2019 through August 8, 2019, the Company sold investments of $1,434,620, net of transaction costs, as shown in the following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain
Dropbox, Inc.(2)	Various	55,000	$26.08	1,434,620	496,967
__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	As of August 8, 2019, we held 382,530 remaining shares of Dropbox, Inc..

From July 1, 2019 through August 8, 2019, the Company did not purchase any investments.

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

Rebranding to Sutter Rock Capital Corp.

Articles of Amendment

On and effective July 30, 2019, the Company changed its name to “Sutter Rock Capital Corp.” from “GSV Capital Corp” (the “Name Change”) by filing Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement, as amended (the “Charter”), with the Department of Assessments and Taxation of the State of Maryland to effectuate the Name Change. In accordance with the Maryland General Corporation Law and the Charter, the Company’s Board of Directors approved the Name Change and the Articles of Amendment. Stockholder approval was not required.

Trading Symbol

In connection with the Name Change, the trading symbol for the Company’s shares of common stock on the Nasdaq Capital Market changed to “SSSS” from “GSVC” effective August 1, 2019.

Amended and Restated Bylaws

In connection with the Name Change, the Company’s Board of Directors also approved an amendment and restatement of the Company’s Bylaws (the “Amended and Restated Bylaws”) to reflect the Name Change. The Amended and Restated Bylaws became effective on July 30, 2019 and did not require stockholder approval.

For more information regarding the foregoing events, please refer to the Company’s current report on Form 8-K filed with the SEC on August 1, 2019.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Election of New Director; Increased Number of Directors; Changes to Committee Composition

On and effective July 17, 2019, the Company’s Board of Directors elected Lisa Westley as a director of the Company. Ms. Westley is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company and will serve as one of the Company’s independent directors. She will serve as a director for a term expiring in 2020 and until her successor is duly elected and qualified.

Ms. Westley will be entitled to the applicable annual fee and other compensation pursuant to the Company’s director compensation arrangements, under terms consistent with those previously disclosed by the Company. There are no arrangements or understandings between Ms. Westley and any other persons pursuant to which Ms. Westley was elected as a director of the Company.

In connection with Ms. Westley’s election as a director, the Board of Directors increased the number of directors that constitutes the full Board of Directors to five directors from four directors, effective July 17, 2019, in accordance with the Company’s bylaws. The Company had previously reduced the number of directors that constitutes the full Board of Directors to four directors from five directors, effective July 1, 2019, in connection with David S. Pottruck’s departure from the Board of Directors. For more information regarding Mr. Pottruck’s departure and such reduction in the number of directors, please refer to the Company’s current report on Form 8-K filed with the SEC on June 10, 2019.

On and effective July 31, 2019, the Company’s Board of Directors appointed Ms. Westley as Chair of the Board of Director’s Compensation Committee and as a member of the Audit Committee, the Nominating and Corporate Governance Committee, and the Valuation Committee. In connection with Ms. Westley’s appointment as Chair of the Compensation Committee, Ronald M. Lott, the former Chair of the Compensation Committee, was appointed as Chair of the Nominating and Corporate Governance Committee, effective July 31, 2019. As a result of the foregoing, the Board of Director’s committees are composed of the following individuals, each of whom is considered independent under the rules of the Nasdaq Capital Market and is not an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

The Audit Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Mr. Mazur serves as Chair of the Audit Committee.

The Nominating and Corporate Governance Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Mr. Lott was appointed Chair of the Nominating and Corporate Governance Committee on July 31, 2019.

The Valuation Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Mr. Potter serves as Chair of the Valuation Committee.

The Compensation Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Ms. Westley serves as Chair of the Compensation Committee.

Changes to Director Compensation

On and effective July 31, 2019, the Company’s Board of Directors approved the following changes to director compensation: (i) the annual fee paid to independent directors increased to $100,000 from $80,000, (ii) the annual fee paid to the Chair of the Audit Committee increased to $15,000 from $10,000, and (iii) the annual fee paid to the chairs of the other committees of the Board of Directors increased to $10,000 from $5,000.

Share Repurchase Program

On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” for additional information on the Share Repurchase Program.

From July 1, 2019 through August 8, 2019, the Company did not repurchase any additional shares under the Share Repurchase Program.

NOTE 12—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of June 30, 2019, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Income Statement Data for the Three Months Ended:	June 30, 2019	June 30, 2018
Revenue	$5,906,873	$5,245,964
Gross profit	3,618,370	3,907,598
Loss from operations	(1,663,892)	(1,266,805)
Total net loss including net loss attributable to non-controlling interest	(1,663,892)	(1,266,805)
Net loss attributable to non-controlling interest	—	—

Income Statement Data for the Six Months Ended:	June 30, 2019	June 30, 2018
Revenue	$11,552,985	$10,525,124
Gross profit	7,280,802	8,185,315
Loss from operations	(3,423,181)	(3,055,708)
Total net loss including net loss attributable to non-controlling interest	(3,423,181)	(3,055,708)
Net loss attributable to non-controlling interest	—	—

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

Overview

We are an internally-managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (or "BDC") under the 1940 Act. Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We have also invested, on an opportunistic basis, in select publicly traded equity securities of rapidly growing companies that otherwise meet our investment criteria and may continue to do so in the future. In addition, while we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria. In regard to the regulatory requirements for BDCs under the 1940 Act, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any on-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

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

Except as otherwise disclosed herein, this Form 10-Q discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-Q.

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2019, of all of our portfolio investments, excluding U.S. Treasury bills, was $183,415,122.

During six months ended June 30, 2019, we funded investments in an aggregate amount of $10,000,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	1/25/2019	$10,000,000
Total			$10,000,000

During the six months ended June 30, 2019, we capitalized fees of $8,040.

During the six months ended June 30, 2019, we sold investments in an amount of $43,119,593, net of transaction costs, and realized a net gain on investments of approximately $9,524,540 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	—	$—	$—	$(12,334,151)
Spotify Technology S.A.(4)	Various	235,360	138.29	32,547,633	22,545,550
Dropbox, Inc.(5)	Various	437,460	24.06	$10,520,449	$4,326,029
Knewton, Inc.(6)	5/31/2019	—	—	$51,511	$(5,083,701)
Total				$43,119,593	$9,453,727

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(3)
On March 11, 2019, Declara, Inc. entered into a definitive agreement to be acquired by Declara Holdings, Inc., a subsidiary of Futuryng, Inc. Despite the existence of an earn-out provision, as a result of the transaction, the Company does not expect to receive any proceeds. The exit of Declara, Inc. included a 12% Convertible Promissory Note with a principal value of $2,334,152.

(4)	As of June 30, 2019, we held 0 remaining shares of Spotify Technology S.A.

(5)	As of June 30, 2019, we held 437,530 remaining shares of Dropbox, Inc.

(6)
On May 31, 2019, a sale of substantially all the assets of Knewton, Inc. to Wiley Education was completed. As a result of the transaction, the Company expects to receive $51,511 with approximately $26,000 currently being held in escrow.

During the six months ended June 30, 2019, we did not write-off any investments.

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

During the six months ended June 30, 2018, we sold investments or received repayments from portfolio companies in an amount of $23,782,430, net of transaction costs, and realized a net gain on investments of approximately $2,586,608 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(4)
Chegg, Inc.(2)	Various	500,000	18.89	9,446,315	3,437,847
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	1/12/2018	N/A	N/A	592,129	(680)
Avenues Global Holdings, LLC	1/22/2018	10,014,270	0.59	5,923,795	(4,228,059)
General Assembly Space, Inc.(5)	6/12/2018	259,765	35.92	7,820,191	3,330,660
Total				$23,782,430	$2,539,768

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	As of February 22, 2018, all remaining shares of Chegg, Inc. held by us had been sold.

(3)	Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018.

(4)	Realized gain/(loss) exclude any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

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

During the six months ended June 30, 2018, we did not write-off any investments.

Results of Operations - Comparison of the three and six months ended June 30, 2019 and 2018

Operating results for the three and six months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total Investment Income	$487,952	$592,073	$715,202	$841,408
Interest income	287,952	242,073	515,202	491,408
Dividend income	200,000	350,000	200,000	350,000
Other income	—	—	—	—
Gross Operating Expenses	$3,293,183	$6,344,272	$2,900,731	$11,741,078
Incentive fee waiver	—	—	—	(5,000,000)
Management fee waiver	—	(335,403)	—	(490,347)
Net Operating Expenses	$3,293,183	$6,008,869	$2,900,731	$6,250,731
Management fees	—	1,286,066	848,723	2,609,642
Incentive fees/(Reversal of Incentive fee accrual)	—	2,588,085	(4,660,472)	4,059,419
Costs incurred under Administration Agreement	—	397,113	306,084	821,258
Directors’ fees	86,250	86,250	172,500	172,500
Professional fees	1,310,028	326,798	3,371,950	666,696
Compensation expense	469,944	—	632,108	—
Interest expense	600,205	1,473,695	1,204,373	2,613,758
Income tax expense	29,949	26,229	33,712	148,499
Other expenses	796,807	160,036	991,753	649,306
Net Investment Income/(Loss)	$(2,805,231)	$(5,416,796)	$(2,185,529)	$(5,409,323)
Net realized gain/(loss) on investments	13,590,233	3,363,333	9,524,540	2,586,608
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	—	(397,846)
Net change in unrealized appreciation/(depreciation) of investments	(12,440,320)	9,872,595	8,259,431	18,005,989
Benefit from taxes on unrealized depreciation of investments	$979,713	$1,010,871	$885,566	$1,010,871
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(675,605)	$8,830,003	$16,484,008	$15,796,299

Investment Income

Investment income decreased to $487,952 for the three months ended June 30, 2019 from $592,073 for the three months ended June 30, 2018. The decrease was primarily due to decreased dividend income which was partially offset by increased interest income. The increase in interest income resulted from a higher cash balance deposited in the money market bank accounts to earn interest income during the three months ended June 30, 2019, relative to the three months ended June 30, 2018.

Investment income decreased to $715,202 for the six months ended June 30, 2019 from $841,408 for the six months ended June 30, 2018. The decrease was primarily due to decreased dividend income which was partially offset by increased interest income.  The increase in interest income resulted from a higher cash balance deposited in the money market bank accounts to earn interest income during the six months ended June 30, 2019, relative to the six months ended June 30, 2018.

Operating Expenses

Total operating expenses, net of waiver of management and incentive fees, decreased to $3,293,183 for the three months ended June 30, 2019, from $6,008,869 for the three months ended June 30, 2018. The decrease was primarily due to no management fees, incentive fees, and costs under the administration agreement incurred in the three months ended June 30, 2019, as a result of our Internalization, as compared to the three months ended June 30, 2018. Our interest and credit facility expense for the three months ended June 30, 2019 declined as a result of the extinguishment of the Convertible Senior Notes due September 15, 2018 in the third quarter of 2018. These decreases were partially offset by an increase in legal fees incurred in relation to our Internalization.

Total operating expenses, net of waiver of management and incentive fees, decreased to $2,900,731 for the six months ended June 30, 2019, from $6,250,731 for the six months ended June 30, 2018. The decrease was primarily due to the reversal of approximately $4,660,472 of previously accrued incentive fees for the six months ended June 30, 2019 in relation to our Internalization and the term of the Investment Advisory Agreement, as compared to the six months ended June 30, 2018. Our interest and credit facility expense for the six months ended June 30, 2019 declined as a result of the extinguishment of the Convertible Senior Notes due September 15, 2018 in the third quarter of 2018. These decreases were partially offset by an increase in legal fees incurred in relation to our Internalization.

Net Investment Loss

For the three months ended June 30, 2019, we recognized net investment loss of $2,805,231, compared to net investment loss of $5,416,796 for the three months ended June 30, 2018. The increase in net investment income resulted primarily from no management fees, incentive fees, and costs under the administration agreement during the three months ended June 30, 2019, and to a lesser extent lower interest expense partially offset by the increase in professional fees related to our Internalization, as discussed above.

For the six months ended June 30, 2019, we recognized net investment loss of $2,185,529, compared to net investment loss of $5,409,323 for the six months ended June 30, 2018. The increase in net investment income resulted primarily from the reversal of incentive fees during the six months ended June 30, 2019, and to a lesser extent lower management fees and interest expense partially offset by the increase in professional fees related to our Internalization, as discussed above.

Net Realized Gain on Investments

For the three months ended June 30, 2019, we recognized net realized gain on our investments of $13,590,233, compared to net realized gain of $3,363,333 for the three months ended June 30, 2018. The components of our net realized losses on portfolio investments for the three months ended June 30, 2019 and 2018, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the six months ended June 30, 2019, we recognized net realized gain on our investments of $9,524,540, compared to net realized gain of $2,586,608 for the six months ended June 30, 2018. The components of our net realized gain on portfolio investments for the six months ended June 30, 2019 and 2018, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2019, we had a net change in unrealized depreciation of $12,440,320. For the three months ended June 30, 2018, we had a net change in unrealized appreciation of $9,872,595. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended June 30, 2019 and 2018.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2019	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2018
Knewton, Inc.(1)	$5,101,610	Spotify Technology S.A.	$8,529,446
Aspiration Partners, Inc.	4,330,592	DreamBox Learning, Inc.	3,419,118
Parchment, Inc.	2,079,822	StormWind, LLC	1,810,773
Coursera, Inc.	1,948,734	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	1,523,225
Nextdoor.com, Inc.	1,348,648	Dropbox, Inc.	1,468,215
Course Hero, Inc.	(1,802,608)	Lyft, Inc.	1,266,018
Dropbox, Inc.(1)	(1,920,235)	Aspiration Partners, Inc.	(1,087,750)
Lyft, Inc.	(3,046,918)	NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	(1,132,333)
StormWind, LLC	(5,013,143)	General Assembly Space, Inc.(1)	(3,587,965)
Spotify Technology S.A.(1)	(14,479,668)
Other(2)	(987,154)	Other(2)	(2,336,152)
Total	$(12,440,320)	Total	$9,872,595
_______________________

(1)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, we had a net change in unrealized appreciation of $8,259,431. For the six months ended June 30, 2018, we had a net change in unrealized appreciation of $18,005,989. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the six months ended June 30, 2019 and 2018.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2019	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2018
Declara Inc.(1)	$12,334,151	Spotify Technology S.A.	$8,867,899
Coursera, Inc.	7,522,226	Dropbox, Inc.	7,654,762
Aspiration Partners, Inc.	5,032,824	NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	4,617,495
Course Hero, Inc.	4,662,974	Avenues Global Holdings, LLC(2)	4,243,435
Enjoy Technology, Inc.	3,624,952	DreamBox Learning, Inc.	3,407,604
Lyft, Inc.	3,418,486	Lyft, Inc.	3,379,480
Knewton, Inc.(2)	2,979,116	StormWind, LLC	1,895,438
Parchment, Inc.	2,753,731	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	1,669,824
SharesPost, Inc.	1,007,656	Course Hero, Inc.	1,257,428
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(1,038,166)	Lytro, Inc.	(1,140,570)
CUX, Inc. (d/b/a CorpU)	(2,008,440)	Declara Inc.	(1,715,261)
Ozy Media, Inc.	(2,522,860)	Chegg, Inc.(2)	(2,151,532)
Palantir Technologies, Inc.	(3,395,100)	General Assembly Space, Inc.(2)	(4,840,905)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(3,870,964)	Curious.com Inc.	(5,514,077)
StormWind, LLC	(6,015,388)
Spotify Technology S.A.(2)	(16,711,276)
Other(3)	485,509	Other(3)	(3,625,031)
Total	$8,259,431	Total	$18,005,989

(1)	The change in unrealized appreciation for these investments resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2019 and 2018.

Recent Developments

Portfolio Activity

Please refer to “Note 11—Subsequent Events” to our condensed consolidated financial statements as of June 30, 2019 for details regarding activity in our investment portfolio from July 1, 2019 through August 8, 2019.

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

Rebranding to Sutter Rock Capital Corp.

Articles of Amendment

On and effective July 30, 2019, the Company changed its name to “Sutter Rock Capital Corp.” from “GSV Capital Corp” (the “Name Change”) by filing Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement, as amended (the “Charter”), with the Department of Assessments and Taxation of the State of Maryland to effect the Name Change. In accordance with the Maryland General Corporation Law and the Charter, the Company’s board of directors approved the Name Change and the Articles of Amendment. Stockholder approval was not required.

Trading Symbol

In connection with the Name Change, the trading symbol for the Company’s shares of common stock on the Nasdaq Capital Market changed to “SSSS” from “GSVC” effective August 1, 2019.

Amended and Restated Bylaws

In connection with the Name Change, the Company’s board of directors also approved an amendment and restatement of the Company’s Bylaws (the “Amended and Restated Bylaws”) to reflect the Name Change. The Amended and Restated Bylaws became effective on July 30, 2019 and did not require stockholder approval.

For more information regarding the foregoing events, please refer to the Company’s current report on Form 8-K filed with the SEC on August 1, 2019.

Election of New Director; Increased Number of Directors; Changes to Committee Composition

On and effective July 17, 2019, the Company’s Board of Directors elected Lisa Westley as a director of the Company. Ms. Westley is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company and will serve as one of the Company’s independent directors. She will serve as a director for a term expiring in 2020 and until her successor is duly elected and qualified.

Ms. Westley will be entitled to the applicable annual fee and other compensation pursuant to the Company’s director compensation arrangements, under terms consistent with those previously disclosed by the Company. There are no arrangements or understandings between Ms. Westley and any other persons pursuant to which Ms. Westley was elected as a director of the Company.

In connection with Ms. Westley’s election as a director, the Board of Directors increased the number of directors that constitutes the full Board of Directors to five directors from four directors, effective July 17, 2019, in accordance with the Company’s bylaws. The Company had previously reduced the number of directors that constitutes the full Board of Directors to four directors from five directors, effective July 1, 2019, in connection with David S. Pottruck’s departure from the Board of Directors. For more information regarding Mr. Pottruck’s departure and such reduction in the number of directors, please refer to the Company’s current report on Form 8-K filed with the SEC on June 10, 2019.

On and effective July 31, 2019, the Company’s Board of Directors appointed Ms. Westley as Chair of the Board of Director’s Compensation Committee and as a member of the Audit Committee, the Nominating and Corporate Governance Committee, and the Valuation Committee. In connection with Ms. Westley’s appointment as Chair of the Compensation Committee, Ronald M. Lott, the former Chair of the Compensation Committee, was appointed as Chair of the Nominating and Corporate Governance Committee, effective July 31, 2019. As a result of the foregoing, the Board of Director’s committees are composed of the following individuals, each of whom is considered independent under the rules of the Nasdaq Capital Market and is not an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

The Audit Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Mr. Mazur serves as Chair of the Audit Committee.

The Nominating and Corporate Governance Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Mr. Lott was appointed Chair of the Nominating and Corporate Governance Committee on July 31, 2019.

The Valuation Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Mr. Potter serves as Chair of the Valuation Committee.

The Compensation Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Ms. Westley serves as Chair of the Compensation Committee.

Changes to Director Compensation

On and effective July 31, 2019, the Company’s Board of Directors approved the following changes to director compensation: (i) the annual fee paid to independent directors increased to $100,000 from $80,000, (ii) the annual fee paid to the Chair of the Audit Committee increased to $15,000 from $10,000, and (iii) the annual fee paid to the chairs of the other committees of the Board of Directors increased to $10,000 from $5,000.

Share Repurchase Program

On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” for additional information on the Share Repurchase Program.

From July 1, 2019 through August 8, 2019, the Company did not repurchase any additional shares under the Share Repurchase Program.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2019.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the six months ended June 30, 2019, our operating expenses were $2,900,731. For the six months ended June 30, 2018, our operating expenses, net of any fee waivers, were $6,250,731.

Cash Reserves and Liquid Securities	June 30, 2019	December 31, 2018
Cash	$54,418,254	$28,184,163
Borrowing availability under the Credit Facility(1)	—	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	10,960,127	44,589,406
Subject to other sales restrictions(3)	19,028,798	—
Total securities of publicly traded portfolio companies	29,988,925	44,589,406
Total Cash Reserves and Liquid Securities	$84,407,179	$84,773,569

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of June 30, 2019 and December 31, 2018. The Credit Facility matured on May 31, 2019. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2019 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of June 30, 2019, this balance represents our shares of common stock in Dropbox, Inc.

(3)
“Subject to other sales restrictions” represents common stock of our publicly traded companies that are subject to restrictions upon sale. As of June 30, 2019, this balance represents our shares of common stock of Lyft, Inc.

During the six months ended June 30, 2019, cash increased to $54,418,254 from $28,184,163 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our Spotify Technology S.A. shares and a portion of our DropBox, Inc. shares offset by our investment in Neutron Holdings, Inc. (d/b/a Lime), interest payment related to our 4.75% Convertible Senior Notes due 2023, and the payments to GSV Asset Management prior and post to our Internalization.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	40.0	—	—	40.0	—
Operating Lease Liability	$0.9	$0.1	$0.4	$0.4	$0.0
Total	$130.4	$89.6	$0.4	$40.4	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on July 2, 2019, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.

(2)	The Credit Facility matured on May 31, 2019.

(3)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the three and six months ended June 30, 2019.

(4)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of June 30, 2019. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2019 for more information.

Share Repurchase Program

During the six months ended June 30, 2019, we repurchased 115,801 shares of our common stock pursuant to the Share Repurchase Program. As of June 30, 2019, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $4.1 million.

On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended.

For more information on the Share Repurchase Program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank had agreed to provide us with the $12.0 million Credit Facility, which, among other things, matured on May 31, 2019 and bore interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement required payment of a fee for unused amounts during the revolving period. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2019 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2019 for more information regarding the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.6 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we are required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and are required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2019 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2019. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of June 30, 2019 for more information.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2019 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of June 30, 2019 for more information.

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

As of June 30, 2019, all of our debt investments and outstanding borrowings bore fixed rates of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our June 30, 2019 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the six months ended June 30, 2019, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDCs that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$180,000	$(180,000)
Up 200 Basis points	$—	$120,000	$(120,000)
Up 100 Basis points	$—	$60,000	$(60,000)
Down 100 Basis points	$—	$(60,000)	$60,000
Down 200 Basis points	$—	$(120,000)	$120,000
Down 300 Basis points	$—	$(180,000)	$180,000

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the six months ended June 30, 2019. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the six months ended June 30, 2019, our actual average borrowings under the Credit Facility were $0. The Credit Facility matured on May 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently a party to any pending material legal proceedings.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 18, 2019, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2018 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the six months ended June 30, 2019, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the six months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program(4)
January 1 through January 31, 2019	—	$—	—	$4,789,673
February 1 through February 28, 2019	—	—	—	4,789,673
March 1 through March 31, 2019	—	—	—	4,789,673
April 1 through April 30, 2019	—	—	—	4,789,673
May 1 through May 31, 2019	90,696	6.38	90,696	4,211,341
June 1 through June 30, 2019(3)	60,105	6.41	25,105	4,052,555
Total	150,801		115,801

During the six months ended June 30, 2019, we repurchased 115,801 shares of our common stock pursuant to the Share Repurchase Program.

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and six months ended June 30, 2019, the Company repurchased 115,801 and 115,801, respectively, of shares of the Company’s common stock pursuant to the Share Repurchase Program. As of June 30, 2019, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $4.1 million.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)	Subsequent to quarter-end, through August 8, 2019, we did not repurchase any additional shares of our common stock pursuant to the Share Repurchase Program.

(4)
On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. This additional $5.0 million allocation is not included in the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program as of June 30, 2019. As of August 8, 2019, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $9.1 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Bylaws(1)
3.5	Amended and Restated Bylaws(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
__________________

(1)
Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTTER ROCK CAPITAL CORP.

Date:	August 9, 2019	By:	/s/ Mark D. Klein
Mark D. Klein
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)