Form 10-Q
period 2019-09-30
SUTTER ROCK CAPITAL CORP.
filed 2019-11-08
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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

The issuer had 19,013,519 shares of common stock, $0.01 par value per share, outstanding as of November 7, 2019.

SUTTER ROCK CAPITAL CORP.

i

PART I

Item 1. Condensed Consolidated Financial Statements

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $94,863,935 and $105,869,607, respectively)	$161,350,359	$170,067,233
Non-controlled/affiliate investments (cost of $47,576,383 and $42,333,854, respectively)	30,241,445	5,931,863
Controlled investments (cost of $13,291,886 and $22,960,942, respectively)	8,251,634	22,816,733
Total Portfolio Investments	199,843,438	198,815,829
Investments in U.S. Treasury bills (cost of $49,993,250 and $99,982,067, respectively)	49,995,500	99,994,000
Total Investments (cost of $205,725,454 and $271,146,470, respectively)	249,838,938	298,809,829
Cash	45,155,784	28,184,163
Escrow proceeds receivable	2,086,145	2,494,582
Interest and dividends receivable	125,348	255,670
Deferred financing costs	5,502	267,541
Prepaid expenses and other assets(3)	2,332,410	207,769
Total Assets	299,544,127	330,219,554
LIABILITIES
Accounts payable and accrued expenses(3)	2,142,052	490,687
Accrued incentive fees, net of waiver of incentive fees(1)	—	4,660,472
Accrued management fees, net of waiver of management fees(1)	—	415,056
Accrued interest payable	—	475,000
Payable for securities purchased	44,742,449	89,480,103
Deferred tax liability	—	885,566
4.75% Convertible Senior Notes due March 28, 2023(2)	38,710,596	38,434,511
Total Liabilities	85,595,097	134,841,395
Commitments and contingencies (Notes 7 and 10)
Net Assets	$213,949,030	$195,378,159
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,041,519 and 19,762,647 issued and outstanding, respectively)	$190,415	$197,626
Paid-in capital in excess of par	189,155,021	192,322,399
Accumulated net investment loss	(23,116,027)	(16,228,294)
Accumulated net realized gain/(loss) on investments	3,606,136	(7,691,365)
Accumulated net unrealized appreciation of investments	44,113,485	26,777,793
Net Assets	$213,949,030	$195,378,159
Net Asset Value Per Share	$11.24	$9.89
See accompanying notes to condensed consolidated financial statements.
__________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of September 30, 2019 and December 31, 2018, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

(3)
This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$298,515	$164,310	$635,187	$174,922
Non-controlled/affiliate investments:
Interest income	81,711	65,790	201,304	521,685
Controlled investments:
Interest income	—	16,252	58,937	41,153
Dividend income	—	—	200,000	350,000
Total Investment Income	380,226	246,352	1,095,428	1,087,760
OPERATING EXPENSES
Management fees(1)	—	1,345,090	848,723	3,954,732
Incentive fees/(Reversal of incentive fee accrual)(1)	—	804,520	(4,660,472)	4,863,939
Costs incurred under Administration Agreement(1)	—	355,599	306,084	1,176,857
Directors’ fees	99,620	86,250	272,120	258,750
Professional fees	807,143	552,179	4,179,093	1,218,875
Compensation expense	3,070,409	—	3,702,517	—
Interest expense	591,512	1,311,534	1,795,885	3,925,292
Income tax expense	954	(6,235)	34,666	142,264
Other expenses	512,792	107,688	1,504,545	756,994
Total Operating Expenses	5,082,430	4,556,625	7,983,161	16,297,703
Management fee waiver(1)	—	(402,074)	—	(892,421)
Incentive fee waiver(1)	—	—	—	(5,000,000)
Total operating expenses, net of waiver of management and incentive fees	5,082,430	4,154,551	7,983,161	10,405,282
Net Investment Loss	(4,702,204)	(3,908,199)	(6,887,733)	(9,317,522)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	1,772,961	(10,119,771)	23,632,332	(7,532,483)
Non-controlled/affiliate investments	—	—	(12,334,831)	—
Controlled investments	—	—	—	(680)
Net Realized Gain/(Loss) on Investments	1,772,961	(10,119,771)	11,297,501	(7,533,163)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	—	(397,846)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(7,998,030)	16,245,474	2,279,117	36,655,159
Non-controlled/affiliate investments	11,264,416	(2,350,413)	19,067,052	(10,979,378)
Controlled investments	4,924,309	247,314	(4,896,043)	6,472,584
Net Change in Unrealized Appreciation/(Depreciation) of Investments	8,190,695	14,142,375	16,450,126	32,148,365
Benefit from taxes on unrealized depreciation of investments	—	214,404	885,566	1,225,275
Net Change in Net Assets Resulting from Operations	$5,261,452	$328,810	$21,745,460	$16,125,108
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.27	$0.02	$1.11	$0.77
Diluted(2)	$0.25	$0.02	$1.00	$0.72
Weighted-Average Common Shares Outstanding
Basic	19,472,785	20,462,626	19,650,651	20,858,192
Diluted(2)	23,204,129	20,462,626	23,381,995	27,728,434
See accompanying notes to condensed consolidated financial statements.
____________________________________________________________________________________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
For the three months ended September 30, 2018, 7,173,218 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For three and nine months ended September 30, 2019 and the nine months ended September 30, 2018, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Net Assets at Beginning of Year	$195,378,159	$204,762,866

Change in Net Assets Resulting from Operations
Net investment gain	619,702	7,473
Net realized loss on investments	(4,065,693)	(776,725)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	(397,846)
Net change in unrealized appreciation of investments	20,699,751	8,133,394
Provision for taxes on unrealized appreciation of investments	(94,147)	—
Net Change in Net Assets Resulting from Operations	17,159,613	6,966,296
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	—	(1,241,428)
Net Change in Net Assets Resulting from Capital Transactions	—	(1,241,428)
Total Change in Net Assets	17,159,613	5,724,868
Net Assets at March 31	$212,537,772	$210,487,734

Change in Net Assets Resulting from Operations
Net investment loss	$(2,805,231)	$(5,416,796)
Net realized gain on investments	13,590,233	3,363,333
Net change in unrealized appreciation/(depreciation) of investments	(12,440,320)	9,872,595
Benefit from taxes on unrealized depreciation of investments	979,713	1,010,871
Net Change in Net Assets Resulting from Operations	(675,605)	8,830,003
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(737,119)	(2,169,124)
Net Decrease in Net Assets Resulting from Capital Transactions	(737,119)	(2,169,124)
Total Change in Net Assets	(1,412,724)	6,660,879
Net Assets at June 30	$211,125,048	$217,148,613

Change in Net Assets Resulting from Operations
Net investment loss	$(4,702,204)	$(3,908,199)
Net realized gain/(loss) on investments	1,772,961	(10,119,771)
Net change in unrealized appreciation of investments	8,190,695	14,142,375
Benefit from taxes on unrealized depreciation of investments	—	214,404
Net Change in Net Assets Resulting from Operations	5,261,452	328,810
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	1,449,121	—
Repurchases of common stock	(3,886,591)	(4,074,059)
Net Decrease in Net Assets Resulting from Capital Transactions	(2,437,470)	(4,074,059)
Total Change in Net Assets	2,823,982	(3,745,249)
Net Assets at September 30	$213,949,030	$213,403,364

Capital Share Activity
Shares outstanding at beginning of year	19,762,647	21,246,345
Shares issued	—	—
Shares repurchased	(721,128)	(1,071,390)
Shares Outstanding at End of Period	19,041,519	20,174,955

See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$21,745,460	$16,125,108
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain)/loss on investments	(11,297,501)	7,533,163
Net change in unrealized appreciation of investments	(16,450,126)	(32,148,365)
Change in deferred tax liability	(885,566)	(1,568,789)
Amortization of discount on 5.25% Convertible Senior Notes due 2018	—	492,170
Amortization of discount on 4.75% Convertible Senior Notes due 2023	276,084	188,091
Amortization of deferred financing costs	—	51,636
Amortization of fixed income security premiums and discounts	(3,729)	(25,909)
Write-off of deferred offering costs	267,541	325,248
Stock-based compensation	1,449,121	—
Paid-in-kind interest	(383,980)	(254,881)
Adjustments to escrow proceeds receivable	26,221	—
Purchases of investments in:
Portfolio investments	(25,309,145)	(6,676,590)
U.S. Treasury bills	(249,933,583)	(299,911,885)
Proceeds from sales or maturity of investments in:
Portfolio investments	52,322,735	34,892,791
U.S. Treasury bills	300,000,000	300,000,000
Change in operating assets and liabilities:
Due from controlled investments	—	840
Prepaid expenses and other assets	(2,124,641)	(189,201)
Interest and dividends receivable	130,322	(275,542)
Deferred financing costs	(5,502)	—
Escrow proceeds receivable	408,437	(2,038,825)
Due to GSV Asset Management(1)	—	(231,610)
Payable for securities purchased	(44,737,654)	91,551
Accounts payable and accrued expenses	1,651,365	93,040
Accrued incentive fees(1)	(4,660,472)	(136,061)
Accrued management fees(1)	(415,056)	(110,109)
Accrued interest payable	(475,000)	(1,056,563)
Net Cash Provided by Operating Activities	21,595,331	15,169,308
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	—	40,000,000
Deferred debt issuance costs	—	(1,846,620)
Repurchases of common stock	(4,623,710)	(7,484,610)
Repayment of 5.25% Convertible Senior Notes due 2018	—	(69,272,565)
Realized loss on repurchase of 5.25% Convertible Senior Notes due 2018	—	397,846
Deferred offering costs	—	(178,910)
Net Cash Used in Financing Activities	(4,623,710)	(38,384,859)
Total Increase/(Decrease) in Cash Balance	16,971,621	(23,215,550)
Cash Balance at Beginning of Year	28,184,163	59,838,600
Cash Balance at End of Period	$45,155,784	$36,623,050

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30,
	2019	2018
Supplemental Information:
Interest paid	$2,007,872	$4,080,817
Taxes paid	$34,666	$492,303
See accompanying notes to condensed consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	6/9/2013	2,961,399	$14,519,519	$34,768,769	16.25%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	16,189,935	30,369,609	14.19%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	9/18/2014	2,145,509	5,000,001	15,974,104	7.47%
Lyft, Inc.**	San Francisco, CA
Common shares, Class A(3)(7)	On-Demand Transportation Services	3/21/2014	304,829	4,296,894	12,449,216	5.82%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	11,124,195	5.20%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Preferred Shares, Series D	Micromobility	1/25/2019	41,237,113	10,006,800	10,491,783	4.90%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	9,249,630	4.32%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	7,601,668	3.55%
Common shares		7/20/2011	770,934	123,987	1,093,939	0.51%
Total				2,383,703	8,695,607	4.06%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	5,785,270	2.70%
Preferred shares, Series A		10/16/2014	879,198	1,002,440	2,752,022	1.29%
Total				5,002,720	8,537,292	3.99%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	7,525,788	3.52%
Convertible Promissory Note 5%, Due 1/31/2021		8/12/2019	$280,000	281,190	570,171	0.27%
Total				1,283,005	8,095,959	3.78%
Treehouse Real Estate Investment Trust, Inc.	Los Angeles, CA
Common shares	Cannabis REIT	9/11/2019	312,500	7,500,000	7,500,000	3.51%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	0.93%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	1,078,061	0.50%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,491	0.37%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	226,642	0.11%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$94,863,935	$161,350,359	75.42%
See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%(8)	Digital Media Platform	9/11/2019	683,482	2,414,178	3,156,106	1.48%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	1,362,555	0.64%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	5,001,420	2.34%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	5,037,476	2.35%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	2,308,843	1.08%
Total				10,945,024	16,866,400	7.88%
GreenAcreage Real Estate Corp.	New York, NY
Common shares	Cannabis REIT	8/12/2019	375,000	7,501,530	7,500,000	3.51%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	3,772,217	1.76%
Convertible Promissory Note 8% Due 8/23/2024***(10)		2/17/2016	$1,010,198	1,028,838	1,010,198	0.47%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	24,375	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	145,000	0.07%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	67,500	0.03%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	5,000	0.00%
Total				9,763,076	5,024,290	2.35%
EdSurge, Inc.	Burlingame, CA
Preferred shares, Series A-1	Education Media Platform	11/12/2015	378,788	501,360	248,587	0.12%
Preferred shares, Series A		2/28/2014	494,365	500,801	261,676	0.12%
Total				1,002,161	510,263	0.24%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(6)	Corporate Education	11/26/2014	$1,360,489	1,362,249	340,492	0.16%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	—	—%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 2/14/2020		5/31/2013	16,903	—	—	—%
Total				4,146,933	340,492	0.16%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$47,576,383	$30,241,445	14.13%

See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series C 8%	Interactive Learning	1/7/2014	2,779,134	4,000,787	4,593,188	2.15%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,699,990	1.26%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	78,258	0.04%
Total				6,130,474	7,371,436	3.45%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	880,198	0.41%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	880,198	0.41%

Total Controlled				$13,291,886	$8,251,634	3.86%

Total Portfolio Investments				$155,732,204	$199,843,438	93.41%

U.S. Treasury
U.S. Treasury bill, 0%, due 10/3/2019***(3)		9/27/2019	$50,000,000	49,993,250	49,995,500	23.37%

TOTAL INVESTMENTS				$205,725,454	$249,838,938	116.77%

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

**
Indicates assets that Sutter Rock Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2019, 4.98% of its total investments are non-qualifying assets.

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
September 30, 2019

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

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs.

(4)	As of September 30, 2019, the investments noted had been placed on non-accrual status.

(5)	Sutter Rock Capital Corp.’s investments in StormWind, LLC are held through Sutter Rock Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
Interest will accrue daily on the unpaid principal balance of the note. Interest began compounding annually on November 26, 2015. Accrued interest is not payable until the earlier of (a) the closing of a subsequent equity offering by CUX, Inc. (d/b/a CorpU), or (b) the maturity of the note.

(7)
On March 29, 2019, Lyft, Inc. priced its initial public offering for 32,500,000 Class A common shares at a price of $72.00 per share. Sutter Rock Capital Corp.'s 176,266 Series D preferred shares and 128,563 Series E preferred shares of Lyft, Inc. automatically converted to Class A common shares immediately prior to the close of the offering. As of August 19, 2019 Sutter Rock Capital Corp.'s shares of common stock in Lyft, Inc. were no longer restricted. At September 30, 2019, Sutter Rock Capital Corp. valued is common shares of Lyft, Inc. based on its September 30, 2019 closing price.

(8)
On September 11, 2019, Sutter Rock Capital Corp. agreed to convert its 5% Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

(9)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by Sutter Rock Capital Corp. do not entitle Sutter Rock Capital Corp. to a preferred dividend rate. During the three months ended September 30, 2019, SPBRX, INC. declared, and Sutter Rock Capital Corp. received, an aggregate of $0 in cash distributions. Sutter Rock Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)
On August 23, 2019, Sutter Rock Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, Sutter Rock’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while Sutter Rock Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under Sutter Rock Capital Corp.’s 12% Convertible Promissory Note due 12/31/2019  will be capitalized into the principal of the extended note, and the interest on the note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, Sutter Rock Capital Corp.’s fully diluted ownership in the company decreased from 50.0% to 8.5%. As such, Sutter Rock Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

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
September 30, 2019

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

The table below displays the Company’s subsidiaries as of September 30, 2019, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “GSVC Holdings.” The GSVC Holdings were formed to hold portfolio investments. The GSVC Holdings, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
September 30, 2019

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
September 30, 2019

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
September 30, 2019

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
September 30, 2019

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

Options

The Company’s Board of Directors will ascribe value to options based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. These investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s options are valued at estimated fair value as determined by the Company’s Board of Directors.

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2019 and December 31, 2018, for details regarding the nature and composition of the Company’s investment portfolio.

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
September 30, 2019

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

Escrow Proceeds Receivable

During the year ended December 31, 2018, the Company completed the sale of its investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc. During the nine months ended September 30, 2019, the Company completed the sale of its investment in Knewton, Inc. A portion of the proceeds from the sale of these portfolio investments and those sold in prior years are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. At September 30, 2019 and December 31, 2018, the Company had $2,086,145 and $2,494,582, respectively, in escrow proceeds receivable. During the nine months ended September 30, 2019, the Company received escrow proceeds from the sales of SugarCRM, Inc., DreamBox Learning, Inc., Gilt Groupe Holdings, Inc., Lytro, Inc., and JAMF Holdings, Inc.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of September 30, 2019 and December 31, 2018, the Company had deferred financing costs of $5,502 and $267,541, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2019	December 31, 2018
Deferred credit facility costs	$5,502	$—
Deferred offering costs	—	267,541
Deferred Financing Costs	$5,502	$267,541

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

have been discounted using the rate implicit in the lease. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for further detail.

Stock-based Compensation

Using the fair value recognition provisions as prescribed by ASC 718, Stock Compensation, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of our stock price. Differences between actual results and these estimates could have a material effect on our financial results. Forfeitures are accounted for as they occur. Refer to “Note 11—Stock-Based Compensation” for further detail.

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. At September 30, 2019 and December 31, 2018, the Company had no escrow deposits.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Recently Adopted Accounting Standards

In February 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, which amends various SEC paragraphs pursuant to the issuance of recent SEC Final Rule Releases. The guidance requires interim financial statements to provide the information required by SEC for the current and comparative year-to-date periods, with subtotals for each interim period. The guidance in ASU 2019-07, and the related amendments, are effective upon issuance. The Company adopted ASU 2019-07 and amended the presentation of the Condensed Consolidated Statements of Changes in Net Assets beginning June 30, 2019.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of FASB ASC 820, Fair Value Measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company did not early adopt the eliminated and modified disclosure requirements during the three and nine months ended September 30, 2019, but plans to adopt the guidance upon its effective date.

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
September 30, 2019

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
September 30, 2019

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

For the three and nine months ended September 30, 2019, the Company incurred $208,333 and $459,229, respectively, of consulting expense related to the Consulting Agreement, as reflected on the Condensed Consolidated Statements of Operations. As of September 30, 2019, the Company recorded $540,771 of prepaid expense related to the Consulting Agreement on the Condensed Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2019, the Company incurred $208,333 and $459,229, respectively, of licensing expense, as included in other expenses on the Condensed Consolidated Statements of Operations. As of September 30, 2019, the Company recorded $540,771 of prepaid expense related to the Amended and Restated Trademark License Agreement on the Condensed Consolidated Statements of Assets and Liabilities.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

GSV Asset Management earned $0 and $1,345,090 in management fees for the three months ended September 30, 2019 and 2018, respectively, and waived $0 and $402,074 in management fees for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, GSV Asset Management earned $848,723 and $3,954,732 in management fees, respectively, and waived $0 and $892,421 in management fees

As the Investment Advisory Agreement has been terminated, there will be no base management fee payable to GSV Asset Management going forward.

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

The Company was required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2019 and December 31, 2018 or prior to the termination of the Investment Advisory Agreement. The accrual considered both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three and nine months ended September 30, 2019, the Company reversed previously accrued incentive fees of $0 and $4,660,472 due to the termination of the Investment Advisory Agreement. For the three and nine months ended September 30, 2018, the Company accrued incentive fees of $804,520 and $4,863,939, respectively. Pursuant to the Waiver Agreement, on

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

February 2, 2018, GSV Asset Management forfeited $5.0 million of the accrued incentive fees. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

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

As of each of September 30, 2019 and December 31, 2018, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

Administration Agreement

On March 12, 2019, in connection with the Company's Internalization, the Administration Agreement was terminated in accordance with its terms.

Prior to the Internalization, the Company had entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. The Company reimbursed GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

providing administrative services. While there was no limit on the total amount of expenses the Company may have been required to reimburse to GSV Capital Service Company, GSV Capital Service Company would only charge the Company for the actual expenses GSV Capital Service Company incurred on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $0 and $306,084 in such costs incurred under the Administration Agreement for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, the Company accrued incentive fees of $355,599 and $1,176,857, respectively. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company going forward.

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

Other Arrangements

Mark Moe, who is the brother of Michael Moe, the former Chairman of the Company’s Board of Directors, serves as Vice President of Business Development, Global Expansion for NestGSV, Inc. (d/b/a GSV Labs, Inc.), one of the Company’s portfolio companies. Ron Johnson, the Chief Executive Officer of Enjoy Technology, Inc., one of the Company’s portfolio companies, is the brother-in-law of the Company’s former President, Mark Flynn. As of September 30, 2019, the fair values of the Company’s investments in NestGSV, Inc. and Enjoy Technology, Inc. were $5,024,290 and $8,537,292, respectively.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. At September 30, 2019, the Company had 48 positions in 25 portfolio companies. As of December 31, 2018, the Company had 55 positions in 26 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$63,425,065	$58,892,446	27.5%	$48,424,535	$48,517,824	24.9%
Preferred Stock	74,302,225	121,204,268	56.7%	89,715,085	99,856,159	51.1%
Debt Investments	4,943,135	1,920,861	0.9%	9,156,012	5,584,994	2.9%
Options	8,764,885	5,376,647	2.5%	209,761	267,446	0.1%
Private Portfolio Companies	151,435,310	187,394,222	87.6%	147,505,393	154,226,423	79.0%
Publicly Traded Portfolio Companies
Common Stock	4,296,894	12,449,216	5.8%	23,659,010	44,589,406	22.8%
Total Portfolio Investments	155,732,204	199,843,438	93.4%	171,164,403	198,815,829	101.8%
Non-Portfolio Investments
U.S. Treasury bill	49,993,250	49,995,500	23.4%	99,982,067	99,994,000	51.1%
Total Investments	$205,725,454	$249,838,938	116.8%	$271,146,470	$298,809,829	152.9%

The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$191,776,304	96.0%	89.6%	$167,687,933	84.4%	85.8%
Mid-west	226,642	0.1%	0.1%	—	—%	—%
Northeast	7,840,492	3.9%	3.7%	4,414,536	2.2%	2.3%
International	—	—%	—%	26,713,360	13.4%	13.7%
Total	$199,843,438	100.0%	93.4%	$198,815,829	100.0%	101.8%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

	As of September 30, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$71,004,187	35.5%	33.2%	$64,480,375	32.4%	33.0%
Marketplaces(1)	37,580,643	18.8%	17.6%	33,892,561	17.1%	17.3%
Financial Technology(1)	31,791,565	15.9%	14.8%	7,798,878	3.9%	4.0%
Big Data/Cloud	30,369,609	15.2%	14.2%	51,929,440	26.1%	26.6%
Social/Mobile	28,217,236	14.1%	13.2%	39,964,377	20.1%	20.5%
Sustainability	880,198	0.5%	0.4%	750,198	0.4%	0.4%
Total	$199,843,438	100.0%	93.4%	$198,815,829	100.0%	101.8%

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Media Platform
Education Software
Education Technology
E-Transcript Exchange
Interactive Learning
Online Education
Big Data/Cloud	Cloud Computing Services
Data Analysis
Social Cognitive Learning
Marketplaces(1)	Global Innovation Platform
Knowledge Networks
On-Demand Commerce
On-Demand Transportation
Micromobility
Peer-to-Peer Pet Services
Financial Technology	Online Marketplace Finance(1)
Financial Services(1)
Cannabis REIT
Social/Mobile	Digital Media Platform
Social Networking
On-Demand Music Streaming
Social Data Platform
Sustainability	Clean Technology

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2019 and December 31, 2018 are as follows:

	As of September 30, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$58,892,446	$58,892,446
Preferred Stock	—	—	121,204,268	121,204,268
Debt Investments	—	—	1,920,861	1,920,861
Options	—	—	5,376,647	5,376,647
Private Portfolio Companies	—	—	187,394,222	187,394,222
Publicly Traded Portfolio Companies
Common Stock	12,449,216	—	—	12,449,216
Total Portfolio Investments	12,449,216	—	187,394,222	199,843,438
Non-Portfolio Investments
U.S. Treasury bills	49,995,500	—	—	49,995,500
Total Investments at Fair Value	$62,444,716	$—	$187,394,222	$249,838,938

	As of December 31, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$48,517,824	$48,517,824
Preferred Stock	—	—	99,856,159	99,856,159
Debt Investments	—	—	5,584,994	5,584,994
Options	—	—	267,446	267,446
Private Portfolio Companies	—	—	154,226,423	154,226,423
Publicly Traded Portfolio Companies
Common Stock	44,589,406	—	—	44,589,406
Total Portfolio Investments	44,589,406	—	154,226,423	198,815,829
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$144,583,406	$—	$154,226,423	$298,809,829

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2019 and December 31, 2018. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of September 30, 2019

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$58,892,446	Market approach	Revenue multiples	1.34x - 2.74x (2.42x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$121,204,268	Market approach	Revenue multiples	2.73x - 3.89x (3.06x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM	Revenue multiples	1.00x - 1.99x (1.72x)
			Precedent transactions	6.45x (6.45x)
Debt investments	$1,920,861	Market approach	Revenue multiples	1.34x - 1.58x (1.46x)
		PWERM	Revenue multiples	N/A
			Liquidation value	N/A
Options	$5,376,647	Option pricing model	Term to expiration (Years)	0.38 - 8.55 (5.7)
			Volatility	30.0%-48.0% (36.0%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)

________________________

(1)
As of September 30, 2019, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

As of December 31, 2018
Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$48,517,824	Market approach	Revenue multiples	1.26x - 4.95x (4.04x)
			Liquidation value	N/A
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
Preferred stock in private companies	$99,856,159	Market approach	Precedent transactions	2.60x - 3.07x (2.69x)
			Revenue multiples	2.20x - 4.15x (3.39x)
		Discounted Cash Flow(2)	Discount rate	12.0% (12.0)%
		PWERM	Revenue multiples	1.09x - 5.40x (3.18x)
			Liquidation value	N/A
Debt investments	$5,584,994	Market approach	Revenue multiples	1.26x - 2.40x (2.30x)
		PWERM	Revenue multiples	1.31x - 5.40x (1.91x)
			Liquidation value	N/A
Options	$267,446	Option pricing model	Term to expiration (Years)	1.1-9.3 (2.6)
			Volatility	28.1%-37.1% (29.0%)

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
September 30, 2019

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

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2019 as follows:

	Nine Months Ended September 30, 2019
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Transfers out of Level 3(1)	—	(21,947,688)	—	—	(21,947,688)
Purchases, capitalized fees and interest	15,001,530	10,319,154	355,822	16,618	25,693,124
Sales/Maturity of investments	—	—	(51,511)	—	(51,511)
Exercises and conversions(1)	(1,000)	(6,435,123)	(2,102,384)	8,538,507	—
Amortization of fixed income security premiums and discounts	—	—	3,728	—	3,728
Realized losses	—	(14,999,998)	(2,418,534)	—	(17,418,532)
Net change in unrealized appreciation/(depreciation) included in earnings	(4,625,908)	54,411,764	548,746	(3,445,924)	46,888,678
Fair Value as of September 30, 2019	$58,892,446	$121,204,268	$1,920,861	$5,376,647	$187,394,222
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2019	$(4,626,908)	$34,054,259	$(735,025)	$(3,445,924)	$25,246,402
________________________

(1)	During the nine months ended September 30, 2019, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Lyft, Inc.	Preferred shares, Series D Preferred shares, Series E	Public Common Shares (Level 2)
Ozy Media, Inc.	Convertible Promissory Note	Preferred shares, Series C-2
NestGSV, Inc (d/b/a GSV Labs, Inc.)	Common shares Preferred shares, Series A-1 Preferred shares, Series A-2 Preferred shares, Series A-3 Preferred shares, Series A-4	Derivative Security

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2018 as follows:

	For the Year Ended December 31, 2018
	Common Stock	Preferred Stock	Debt Investments	Warrants	Total
Assets:
Fair Value as of December 31, 2017	$86,824,096	$120,253,822	$4,916,578	$433,997	$212,428,493
Transfers out of Level 3 (1)	(41,707,506)	(7,734,804)	—	—	(49,442,310)
Purchases, capitalized fees and interest	10,108,434	2,177	1,044,531	30,647	11,185,789
Sales/Maturity of investments (2)	(6,910,798)	(16,958,428)	(722,776)	—	(24,592,002)
Realized losses	(1,567,122)	(10,458,567)	(680)	—	(12,026,369)
Exercises and conversions(1)	5,537,205	(5,514,077)	(5,080)	(18,048)	—
Amortization of fixed income security premiums and discounts	—	—	30,660	—	30,660
Net change in unrealized depreciation included in earnings	(3,766,485)	20,266,036	321,761	(179,150)	16,642,162
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2018	$(12,412,555)	$10,061,576	$317,201	$(156,021)	$(2,189,799)

________________________

(1)	During year ended December 31, 2018, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Transfer from	Transfer to
Dropbox, Inc.	Preferred shares, Series A-1 & Common shares	Public Common Shares (Level 2)
Spotify Technology S.A.	Common shares	Public Common Shares (Level 1)
Curious.com, Inc.	Preferred shares, Series B	Common shares
SharesPost, Inc.	Common warrants	Common shares

(2)	Sales of investments includes escrow proceeds receivable of approximately $2.5 million from the sale of the Company’s investments in
General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2019 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2019	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(3)	14,300,000	$200,000	$750,198	$—	$—	$—	$130,000	$880,198	0.41%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4 (7)	—	—	4,960,553	(4,904,500)	—	—	(56,055)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3 (7)	—	—	1,735,134	(2,005,730)	—	—	270,596	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2 (7)	—	—	300,000	(605,500)	—	—	305,500	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1 (7)	—	—	499,999	(1,021,780)	—	—	521,779	—	—%
Total Global Innovation Platform		—	7,495,686	(8,537,506)	—	—	1,041,820	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series C 8%(4)	2,779,134	—	7,194,971	—	—	—	(2,601,783)	4,593,188	2.15%
StormWind, LLC–Preferred shares, Series B 8%(4)	3,279,629	—	5,770,328	—	—	—	(3,070,338)	2,699,990	1.26%
StormWind, LLC–Preferred shares, Series A 8%(4)	366,666	—	421,525	—	—	—	(343,267)	78,258	0.04%
Total Interactive Learning		—	13,386,824	—	—	—	(6,015,388)	7,371,436	3.45%
Total Preferred Stock		$200,000	$21,632,708	$(8,537,510)	$—	$—	$(4,843,568)	$8,251,634	3.86%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2019	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares (7)	—	—	—	(1,000)	—	—	1,000	—	—%
Total Common Stock		$—	$—	$(1,000)	$—	$—	$1,000	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$200,000	$21,632,708	$(8,538,506)	$—	$—	$(4,842,568)	$8,251,634	3.86%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 10% Due 2/14/2020***(5)	$1,360,489	$101,757	$1,360,489	$—	$280	$—	$(1,020,277)	$340,492	0.16%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018***(6)	$—	72,864	3,153,575	(2,102,384)	—	—	(1,051,191)	—	—%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018	$—	—	—	—	680	(2,334,832)	2,334,152	—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(7)	$1,010,198	85,621	936,525	—	77,402	—	(3,729)	1,010,198	0.47%
Total Global Innovation Platform		85,621	936,525	—	77,402	—	(3,729)	1,010,198	0.47%
Total Debt Investments		$260,242	$5,450,589	$(2,102,384)	$78,362	$(2,334,832)	$258,955	$1,350,690	0.63%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$878,005	$—	$—	$—	$(878,005)	$—	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2019	Percentage of Net Assets
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—	—%
Total Corporate Education		—	878,005	—	—	—	(878,005)	—	—%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	—	—	—	—	—	(9,999,999)	9,999,999	—	—%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	378,788	—	250,000	—	—	—	(1,413)	248,587	0.12%
EdSurge, Inc.–Preferred shares, Series A	494,365	—	269,848	—	—	—	(8,172)	261,676	0.12%
Total Education Media Platform		—	519,848	—	—	—	(9,585)	510,263	0.24%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C 6% (6)	683,482	—	—	2,102,384	311,794	—	741,928	3,156,106	1.48%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	5,001,420	5,001,420	2.34%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	5,037,476	5,037,476	2.35%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	2,308,843	2,308,843	1.08%
Total Digital Media Platform		—	—	2,102,384	311,794	—	13,089,667	15,503,845	7.25%
Total Preferred Stock		$—	$1,397,853	$2,102,384	$311,794	$(9,999,999)	$22,202,076	$16,014,108	7.49%
Options
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020	16,903	$—	$19,946	$—	$—	$—	$(19,946)	$—	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2019	Percentage of Net Assets
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	—	—	—	—	1,362,555	1,362,555	0.64%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(7)	187,500	—	26,250	—	—	—	(1,875)	24,375	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(7)	500,000	—	145,000	—	—	—	—	145,000	0.07%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021(7)	250,000	—	70,000	—	—	—	(2,500)	67,500	0.03%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021 (7)	100,000	—	556	—	—	—	(556)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022(7)	125,000	—	694	—	—	—	(694)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023(7)	250,000	—	5,000	—	—	—	—	5,000	0.00%
Derivative Security, Expiration Date 8/23/2024(7)	1	—	—	8,538,506	16,618	—	(4,782,907)	3,772,217	1.76%
Total Global Innovation Platform		—	247,500	8,538,506	16,618	—	(4,788,532)	4,014,092	1.88%
Total Options		$—	$267,446	$8,538,506	$16,618	$—	$(3,445,923)	$5,376,647	2.51%
Common Stock
Online Education

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2019	Percentage of Net Assets
Curious.com, Inc.–Common shares	1,135,944	$—	$—	$—	$—	$—	$—	$—	—%
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares	375,000	—	—	—	7,501,530	—	(1,530)	7,500,000	3.51%
Total Common Stock		$—	$—	$—	$7,501,530	$—	$(1,530)	$7,500,000	3.51%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$260,242	$7,115,888	$8,538,506	$7,908,304	$(12,334,831)	$19,013,578	$30,241,445	14.14%

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

(3)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by Sutter Rock Capital Corp. do not entitle Sutter Rock Capital Corp. to a preferred dividend rate. During the three months ended September 30, 2019, SPBRX, INC. declared, and Sutter Rock Capital Corp. received, an aggregate of $0 in cash distributions. Sutter Rock Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(6)
On September 11, 2019, Sutter Rock Capital Corp. agreed to convert its 5% Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

(7)
On August 23, 2019, Sutter Rock Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, Sutter Rock’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while Sutter Rock Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under Sutter Rock Capital Corp.’s 12% Convertible Promissory Note due 12/31/2019  will be capitalized into the principal of the extended note, and the interest on the note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, Sutter Rock Capital Corp.’s fully diluted ownership in the company decreased from 50.0% to 8.5%. As such, Sutter Rock Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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
September 30, 2019

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
September 30, 2019

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
September 30, 2019

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
September 30, 2019

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
September 30, 2019

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

During the three and nine months ended September 30, 2019, the Company repurchased 605,327 and 721,128, respectively, of shares of the Company’s common stock pursuant to the Share Repurchase Program. As of September 30, 2019, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $5.2 million.

No new shares of the Company’s common stock were issued during the three and nine months ended September 30, 2019.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per common share–basic:
Net change in net assets resulting from operations	$5,261,452	$328,810	$21,745,460	$16,125,108
Weighted-average common shares–basic	19,472,785	20,462,626	19,650,651	20,858,192
Earnings per common share–basic	$0.27	$0.02	$1.11	$0.77
Earnings per common share–diluted:
Net change in net assets resulting from operations	$5,261,452	$328,810	$21,745,460	$16,125,108
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018(1)	—	—	—	2,559,682
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	568,040	—	1,701,084	1,148,646
Net change in net assets resulting from operations, as adjusted	$5,829,492	$328,810	$23,446,544	$19,833,436
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018(1)	—	—	—	4,314,340
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	3,731,344	—	3,731,344	2,555,902
Weighted-average common shares outstanding–diluted	23,204,129	20,462,626	23,381,995	27,728,434
Earnings per common share–diluted	$0.25	$0.02	$1.00	$0.72
______________________

(1)
For the three months ended September 30, 2018, 7,173,218 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2019 and December 31, 2018, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.

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

As of September 30, 2019, the Company has booked a right of use asset and operating lease liability of $823,941 and $823,941, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. As of September 30, 2019 and December 31, 2018, the Company recorded a security deposit of $16,574 and $0, respectively, of rental deposit on the Condensed Consolidated

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Statements of Assets and Liabilities. For the three and nine months ended September 30, 2019, the Company incurred $22,211 and $29,359, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statements of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2019, the remaining lease term was 4.8 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of September 30, 2019:

For the Years Ended December 31,	Amount
2019	$42,890
2020	174,563
2021	179,800
2022	185,194
2023	190,750
2024	113,604
$886,801

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 8—FINANCIAL HIGHLIGHTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per Basic Share Data
Net asset value at beginning of the period	$10.75	$10.46	$9.89	$9.64
Net investment loss(1)	(0.24)	(0.19)	(0.35)	(0.45)
Net realized gain/(loss) on investments(1)	0.09	(0.49)	0.57	(0.36)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	—	—	(0.02)
Net change in unrealized appreciation of investments(1)	0.42	0.69	0.84	1.54
Benefits from taxes on unrealized depreciation of investments(1)	—	0.01	0.05	0.06
Repurchase of common stock	0.14	0.10	0.17	0.17
Stock-based compensation	0.08	—	0.07	—
Net asset value at end of period	$11.24	$10.58	$11.24	$10.58
Per share market value at end of period	$6.24	$6.91	$6.24	$6.91
Total return based on market value(2)	(2.50)%	0.73%	19.54%	26.79%
Total return based on net asset value(2)	4.56%	1.15%	13.65%	9.75%
Shares outstanding at end of period	19,041,519	20,174,955	19,041,519	20,174,955
Ratios/Supplemental Data:
Net assets at end of period	$213,949,030	$213,403,364	$213,949,030	$213,403,364
Average net assets	$215,020,159	$214,704,044	$207,111,511	$210,108,076
Ratio of gross operating expenses to average net assets(3)	7.45%	8.51%	6.08%	10.18%
Ratio of incentive fee waiver to average net assets	—%	—%	—%	(2.38)%
Ratio of management fee waiver to average net assets	—%	(0.19)%	—%	(0.42)%
Ratio of income tax provision to average net assets	—%	—%	(0.43)%	—%
Ratio of net operating expenses to average net assets(3)	7.45%	8.32%	5.65%	7.38%
Ratio of net investment loss to average net assets(3)	(8.77)%	(7.30)%	(4.46)%	(5.95)%
Portfolio Turnover Ratio	4.80%	2.98%	12.72%	3.08%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses, including the $5.0 million accrued incentive fee forfeiture pursuant to the Waiver Agreement, are not annualized. For the three and nine months ended September 30, 2019, the Company excluded $0 and $(1,769,820) of non-recurring expenses and did not annualize the income tax provision. For three and nine months ended September 30, 2018, the Company excluded $0 and $352,667 of non-recurring expenses and did not annualize the incentive fee waiver. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

As of September 30, 2019 and December 31, 2018, the Company recorded a deferred tax liability of approximately $0.0 million and $0.9 million, respectively, of which approximately $0.0 million and $0.9 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the GSVC Holdings.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

The Company and the GSVC Holdings identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2015–2018 and 2014–2018, respectively. Further, the Company and the GSVC Holdings accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2019, there were no material interest or penalties incurred related to uncertain tax positions.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

	September 30, 2019	December 31, 2018
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Direct deduction of deferred debt issuance costs	$(1,289,404)	$(1,565,489)
4.75% Convertible Senior Notes due 2023 Payable	$38,710,596	$38,434,511

As of September 30, 2019 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 4.75% Convertible Senior Notes due 2023 are the Company’s general, unsecured, senior obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the 4.75% Convertible Senior Notes due 2023, equal in right of payment to any existing and future unsecured indebtedness that is not so subordinated to the 4.75% Convertible Senior Notes due 2023, including, without limitation, the 5.25% Convertible Senior Notes due 2018, effectively junior to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, including, without limitation, any borrowings under the Credit Facility (defined below), and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries. For the period from the initial issuance of the 4.75% Convertible Senior Notes due 2023 to, and including, March 27, 2019, in accordance to the agreement, the Company did not to incur any indebtedness other than certain permitted debt, including, without limitation, up to $12.0 million in borrowings under the then current Credit Facility.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, the Company was required under the terms of the Credit Facility to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and was required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 were repaid in full. The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of September 30, 2019, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

For the three and nine months ended September 30, 2019, the Company had average borrowings outstanding under the Credit Facility of $0. For the year ended December 31, 2018, the Company had average borrowings outstanding of $0.

NOTE 11—STOCK-BASED COMPENSATION
On June 5, 2019, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (“the 2019 Plan”), which authorizes equity awards to be granted for up to 1,976,264 shares of our common stock. Under the 2019 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date, however, that in the case of an incentive stock option granted to an employee who, at the time of the grant of such option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or the Company’s present or future parent or subsidiary corporations, as defined in Section 424(e) or (f) of the Code, or other Affiliates the employees of which are eligible to receive incentive stock options under the Code (the “10% Shareholders”), the exercise price per share shall be no less than one hundred ten percent (110%) of the fair market value per share on the date of grant. The fair market value shall be the closing price of the shares on the Nasdaq Capital Market on the date of grant.
On July 17, 2019, stock options providing the right to purchase up to 1,125,000 shares were granted under the 2019 Plan with an exercise price equal to the market price of our common stock at the grant date. These stock options have a vesting period of 3 years with 1/3 vesting immediately on the grant date, 1/3 vesting on July 17, 2020, and the remaining 1/3 vesting on July 17, 2021.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2018	—	$—	$—
Granted	1,125,000	6.57	3.86
Vested	375,000	6.57	3.86
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Exercisable as of September 30, 2019	375,000	6.57	3.86
The time-based options granted on July 17, 2019, have a fair value of $3.86 per share. For the time-based options valued using the Black-Scholes option-pricing model, we used the following assumption inputs:

Assumption Inputs	Amount as of July 17, 2019
Term to exercise (years)	10
Volatility	46.90%
Risk-free interest rate	2.06%
Dividend yield	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

For the three and nine months ended September 30, 2019, we recognized the stock-based compensation expense of $1,449,121 and $1,449,121, and amount of cash received from the exercise of stock options was $0. As of September 30, 2019, there was $2,898,242 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Plan. The remaining cost is expected to be recognized over the remaining weighted-average vesting period of 1.30 years.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2019 through November 7, 2019, the Company sold investments of $13,280,517, net of transaction costs, as shown in the following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain
Lyft, Inc.	Various	304,829	$43.57	13,280,517	8,994,623
__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	As of November 7, 2019, we held 0 remaining shares of Lyft, Inc.

From October 1, 2019 through November 7, 2019, the Company did not purchase any investments.

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

Dividends

On November 5, 2019, the Company’s Board of Directors declared a dividend of $0.20 per share payable on December 12, 2019 to stockholders of record as of the close of business on December 2, 2019. The dividend will be paid in cash.

Modified Dutch Auction Tender Offer

On October 21, 2019, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash up to $10.0 million in shares of its common stock from its stockholders.  In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company intends to select the lowest price per share, not less than $6.00 per share and not greater than $8.00 per share, less any applicable withholding taxes and without interest, that will allow the Company to purchase that number of shares having an aggregate purchase price of $10.0 million. Upon the terms and subject to the conditions of the Modified Dutch Auction Tender Offer, if shares having an aggregate purchase price of less than $10.0 million are properly tendered and not properly withdrawn, the Company will purchase all shares properly tendered and not properly withdrawn. The Company expects to use available cash to fund any purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses. The Modified Dutch Auction Tender Offer will expire at 5:00 P.M. ET, on November 20, 2019, unless extended by the Company.

Share Repurchase Program

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

From October 1, 2019 through November 7, 2019, the Company repurchased an additional 28,000 shares under the Share Repurchase Program for an aggregate purchase price of $168,655.

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of September 30, 2019, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Income Statement Data for the Three Months Ended: (1)	September 30, 2019	September 30, 2018
Revenue	$4,975,864	$4,765,321
Gross profit	4,452,240	3,062,327
Loss from operations	510,785	(3,089,840)
Total net loss including net loss attributable to non-controlling interest	510,785	(3,089,840)
Net loss attributable to non-controlling interest	—	—

Income Statement Data for the Nine Months Ended:	September 30, 2019	September 30, 2018
Revenue	$16,528,849	$10,525,124
Gross profit	11,733,042	8,185,315
Loss from operations	(2,912,396)	(3,055,708)
Total net loss including net loss attributable to non-controlling interest	(2,912,396)	(3,055,708)
Net loss attributable to non-controlling interest	—	—

__________________

(1)
On August 23, 2019, Sutter Rock Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). Under the amended structure, Sutter Rock Capital Corp.’s fully diluted ownership in the company decreased from 50.0% to 8.5%. As such, Sutter Rock Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments and NestGSV, Inc. (d/b/a GSV Labs, Inc.) is no longer considered a significant subsidiary.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income-producing, have different voting rights than common stock and are generally convertible into common stock at our discretion. Our investments generally do not produce current income and, therefore, we may be dependent on future capital raising to meet our operating needs if no other source of liquidity is available.

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

Board of Directors

Election of New Director

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

Increased Number of Directors

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

Changes to Committee Composition

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

Changes to Compensation

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

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2019, of all of our portfolio investments, excluding U.S. Treasury bills, was $199,843,438.

During nine months ended September 30, 2019, we funded investments in an aggregate amount of $25,280,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	1/25/2019	$10,000,000
Aspiration Partners, Inc.	Convertible Promissory Note 5% 1/31/2021	8/12/2019	$280,000
GreenAcreage Real Estate Corp.	Common shares	8/12/2019	$7,500,000
Treehouse Real Estate Investment Trust, Inc.	Common shares	9/11/2019	$7,500,000
Total			$25,280,000

During the nine months ended September 30, 2019, we capitalized fees of $29,145.

During the nine months ended September 30, 2019, we sold investments in an amount of $52,322,735, net of transaction costs, and realized a net gain on investments of approximately $11,297,501 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	—	$—	$—	$(12,334,151)
Spotify Technology S.A.(4)	Various	235,360	138.29	32,547,633	22,545,550
Dropbox, Inc.(5)	Various	874,990	22.54	$19,723,591	$6,066,664
Knewton, Inc.(6)	5/31/2019	—	—	$51,511	$(5,083,701)
Total				$52,322,735	$11,194,362

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(3)
On March 11, 2019, Declara, Inc. entered into a definitive agreement to be acquired by Declara Holdings, Inc., a subsidiary of Futuryng, Inc. Despite the existence of an earn-out provision, as a result of the transaction, the Company does not expect to receive any proceeds. The exit of Declara, Inc. included a 12% Convertible Promissory Note with a principal value of $2,334,152.

(4)	As of September 30, 2019, all remaining shares of Spotify Technology S.A. held by us had been sold.

(5)	As of September 30, 2019, all remaining shares of Dropbox, Inc. held by us had been sold.

(6)
On May 31, 2019, a sale of substantially all of the assets of Knewton, Inc. to Wiley Education was completed. As a result of the transaction, the Company expects to receive $51,511 with approximately $26,000 currently being held in escrow.

During the nine months ended September 30, 2019, we did not write-off any investments.

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

During the nine months ended September 30, 2018 we did not write-off any investments.

Results of Operations - Comparison of the three and nine months ended September 30, 2019 and 2018

Operating results for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Investment Income	$380,226	$246,352	$1,095,428	$1,087,760
Interest income	380,226	246,352	895,428	737,760
Dividend income	—	—	200,000	350,000
Net Operating Expenses	$5,082,430	$4,154,551	$7,983,161	$10,405,282
Incentive fee waiver	—	—	—	(5,000,000)
Management fee waiver	—	(402,074)	—	(892,421)
Gross Operating Expenses	$5,082,430	$4,556,625	$7,983,161	$16,297,703
Management fees	—	1,345,090	848,723	3,954,732
Incentive fees/(Reversal of incentive fee accrual)	—	804,520	(4,660,472)	4,863,939
Costs incurred under Administration Agreement	—	355,599	306,084	1,176,857
Directors’ fees	99,620	86,250	272,120	258,750
Professional fees	807,143	552,179	4,179,093	1,218,875
Compensation expense	3,070,409	—	3,702,517	—
Interest expense	591,512	1,311,534	1,795,885	3,925,292
Income tax expense	954	(6,235)	34,666	142,264
Other expenses	512,792	107,688	1,504,545	756,994
Net Investment Loss	$(4,702,204)	$(3,908,199)	$(6,887,733)	$(9,317,522)
Net realized gain/(loss) on investments	1,772,961	(10,119,771)	11,297,501	(7,533,163)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	—	(397,846)
Net change in unrealized appreciation of investments	8,190,695	14,142,375	16,450,126	32,148,365
Benefit from taxes on unrealized depreciation of investments	—	214,404	885,566	1,225,275
Net Increase in Net Assets Resulting from Operations	$5,261,452	$328,810	$21,745,460	$16,125,108

Investment Income

Investment income increased to $380,226 for the three months ended September 30, 2019 from $246,352 for the three months ended September 30, 2018. The increase was due to increased interest income. The increase in interest income resulted from a higher cash balance during the three months ended September 30, 2019, relative to the three months ended September 30, 2018.

Investment income increased to $1,095,428 for the nine months ended September 30, 2019 from $1,087,760 for the nine months ended September 30, 2018.The increase was due to increased interest income. The increase in interest income resulted from a higher cash balance during the nine months ended September 30, 2019, relative to the nine months ended September 30, 2018.

Operating Expenses

Total operating expenses, net of waiver of management and incentive fees, increased to $5,082,430 for the three months ended September 30, 2019, from $4,154,551 for the three months ended September 30, 2018. The increase was primarily due to compensation expense incurred in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily offset by the removal of management fees net of waiver of management fees, incentive fee accrual and costs incurred under Administration Agreement due to the Internalization, and partially offset by a decrease in interest and credit facility expense for the three months ended September 30, 2019 due to the extinguishment of the Convertible Senior Notes due September 15, 2018 in the three months ended September 30, 2018.

Total operating expenses, net of waiver of management and incentive fees, decreased to $7,983,161 for the nine months ended September 30, 2019, from $10,405,282 for the nine months ended September 30, 2018. The decrease was primarily due to the removal of management fees net of waiver of management fees, incentive fee accrual, and costs incurred under Administration Agreement in relation to Internalization and the termination of the Investment Advisory Agreement in the nine months ended September 30, 2019, and partially due to a decrease in interest and credit facility expense due to the extinguishment of the Convertible Senior Notes due September 15, 2018, as compared to the nine months ended September 30, 2018. The decrease was offset by compensation expense incurred in the nine months ended September 30, 2019.

Net Investment Loss

For the three months ended September 30, 2019, we recognized net investment loss of $4,702,204, compared to net investment loss of $3,908,199 for the three months ended September 30, 2018. The change between periods resulted from the increase in operating expenses, net of waiver of management fees, as discussed above, and an increase in total investment income between periods.

For the nine months ended September 30, 2019, we recognized net investment loss of $6,887,733, compared to net investment loss of $9,317,522 for the nine months ended September 30, 2018. The change between periods resulted from the decrease in operating expenses, net of waiver of management and incentive fees, as discussed above, and an increase in total investment income between periods.

Net Realized Gain on Investments

For the three months ended September 30, 2019, we recognized net realized gain on our investments of $1,772,961, compared to net realized loss of $10,119,771 for the three months ended September 30, 2018. The components of our net realized gains/losses on portfolio investments for the three months ended September 30, 2019 and 2018, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the nine months ended September 30, 2019, we recognized net realized gain on our investments of $11,297,501, compared to net realized loss of $7,533,163 for the nine months ended September 30, 2018. The components of our net realized gains/losses on portfolio investments for the nine months ended September 30, 2019 and 2018, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2019, we had a net change in unrealized depreciation of $8,190,695. For the three months ended September 30, 2018, we had a net change in unrealized appreciation of $14,142,375. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended September 30, 2019 and 2018.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2019	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2018
Ozy Media, Inc.	$15,923,894	Lytro, Inc.(1)	$9,528,386
Coursera, Inc.	4,134,653	SugarCRM, Inc.(1)	3,899,110
Aspiration Partners, Inc.	1,781,970	Spotify Technology S.A.	2,963,182
Enjoy, Inc.	(1,179,097)	Coursera, Inc.	2,280,277
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(1,395,434)	Enjoy, Inc.	1,617,887
Course Hero, Inc.	(2,795,495)	Lyft, Inc.	1,192,014
Dropbox, Inc.(1)	(3,497,620)	Course Hero, Inc.	1,112,032
Lyft, Inc.	(6,579,582)	Dropbox, Inc.	(2,054,477)
		Ozy Media, Inc.	(2,205,441)
		DreamBox Learning, Inc.(1)	(3,424,488)
Other(2)	1,797,406	Other(2)	(766,107)
Total	$8,190,695	Total	$14,142,375
_______________________

(1)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, we had a net change in unrealized appreciation of $16,450,126. For the nine months ended September 30, 2018, we had a net change in unrealized appreciation of $32,148,365. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the nine months ended September 30, 2019 and 2018.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2019	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2018
Ozy Media, Inc.	$13,401,030	Spotify Technology S.A.	$11,831,081
Declara Inc.(1)	12,334,151	Lytro, Inc.(1)	8,387,816
Coursera, Inc.	11,656,879	NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	5,053,374
Aspiration Partners, Inc.	6,814,794	Dropbox, Inc.	5,600,285
Parchment, Inc.	3,098,469	Lyft, Inc.	4,571,494
Knewton, Inc.(1)	2,979,116	Avenues Global Holdings, LLC(1)	4,243,435
Enjoy, Inc.	2,445,855	SugarCRM, Inc.(1)	3,753,157
SharesPost, Inc.	1,896,703	Course Hero, Inc.	2,369,460
Course Hero, Inc.	1,867,480	Coursera, Inc.	2,280,277
Nextdoor.com, Inc.	1,026,754	StormWind, LLC	1,529,880
CUX, Inc. (d/b/a CorpU)	(1,918,228)	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	1,091,195
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(2,433,599)	Aspiration Partners, Inc.	(1,360,049)
Lyft, Inc.	(3,161,096)	Declara Inc.	(1,715,261)
Palantir Technologies, Inc.	(3,683,785)	Ozy Media, Inc.	(2,065,822)
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	(3,749,441)	Chegg, Inc.(1)	(2,151,532)
Dropbox, Inc.(1)	(4,219,119)	General Assembly Space, Inc.(1)	(4,840,905)
StormWind, LLC	(6,015,388)	Curious.com Inc.	(5,514,077)
Spotify Technology S.A.(1)	(16,711,276)
Other(2)	820,827	Other(2)	(915,444)
Total	$16,450,126	Total	$32,148,364

(1)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2019 and 2018.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of September 30, 2019 for details regarding activity in our investment portfolio from October 1, 2019 through November 7, 2019.

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

Dividends

On November 5, 2019, the Company’s Board of Directors declared a dividend of $0.20 per share payable on December 12, 2019 to stockholders of record as of the close of business on December 2, 2019. The dividend will be paid in cash.

Modified Dutch Auction Tender Offer

On October 21, 2019, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash up to $10.0 million in shares of its common stock from its stockholders.  In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company intends to select the lowest price per share, not less than $6.00 per share and not greater than $8.00 per share, less any applicable withholding taxes and without interest, that will allow the Company to purchase that number of shares having an aggregate purchase price of $10.0 million. Upon the terms and subject to the conditions of the Modified Dutch Auction Tender Offer, if shares having an aggregate purchase price of less than $10.0 million are properly tendered and not properly withdrawn, the Company will purchase all shares properly tendered and not properly withdrawn. The Company expects to use available cash to fund any purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses. The Modified Dutch Auction Tender Offer will expire at 5:00 P.M. ET, on November 20, 2019, unless extended by the Company.

Share Repurchase Program

From October 1, 2019 through November 7, 2019, we repurchased an additional 28,000 shares under the Share Repurchase Program for an aggregate purchase price of $168,655.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2019.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2019, our operating expenses were $7,983,161. For the nine months ended September 30, 2018, our operating expenses, net of any fee waivers, were $10,405,282.

Cash Reserves and Liquid Securities	September 30, 2019	December 31, 2018
Cash	$45,155,784	$28,184,163
Borrowing availability under the Credit Facility(1)	—	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	12,449,216	44,589,406
Total securities of publicly traded portfolio companies	12,449,216	44,589,406
Total Cash Reserves and Liquid Securities	$57,605,000	$84,773,569

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of September 30, 2019 and December 31, 2018. The Credit Facility matured on May 31, 2019. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2019 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of September 30, 2019, this balance represents our shares of common stock in Lyft, Inc.

During the nine months ended September 30, 2019, cash increased to $45,155,784 from $28,184,163 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our Spotify Technology S.A. and Dropbox, Inc. shares, offset by our investments in Neutron Holdings, Inc. (d/b/a Lime), Aspiration Partners, Inc., GreenAcreage Real Estate Corp., and Treehouse Real Estate Investment Trust, Inc., interest payments related to our 4.75% Convertible Senior Notes due 2023, and cash used for share repurchase.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$44.7	$44.7	$—	$—	$—
Credit Facility payable(2)(3)	—	—	—	—	—
Convertible Senior Notes(4)	40.0	—	—	40.0	—
Operating lease liability	$0.9	$0.2	$0.4	$0.3	$0.0
Total	$85.6	$44.9	$0.4	$40.3	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of the U.S. Treasury bill on margin. This balance was subsequently repaid on October 3, 2019, when the $50.0 million United States Treasury bill matured and the $5.25 million margin deposit that we posted as collateral was returned.

(2)	The Credit Facility matured on May 31, 2019.

(3)	The weighted-average interest rate incurred under the Credit Facility was 0.00% for the three and nine months ended September 30, 2019.

(4)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of September 30, 2019. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2019 for more information.

Share Repurchase Program

During the nine months ended September 30, 2019, we repurchased 721,128 shares of our common stock pursuant to the Share Repurchase Program. As of September 30, 2019, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $5.2 million.

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

For more information on the Share Repurchase Program, see "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank had agreed to provide us with the $12.0 million Credit Facility, which, among other things, matured on May 31, 2019 and bore interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement required payment of a fee for unused amounts during the revolving period. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2019 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2019 for more information regarding the 5.25% Convertible Senior Notes due 2018.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.7 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we are required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and are required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 are repaid in full. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2019 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Subsequent to September 30, 2019, on November 5, 2019, our Board of Directors declared a dividend of $0.20 per share payable on December 12, 2019 to stockholders of record as of the close of business on December 2, 2019. Refer to “— Recent Developments” for more information.

The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2019. The table is divided by fiscal year according to record date:

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014 and continue to qualify to be treated as a RIC. So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. In order to qualify as a RIC and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of September 30, 2019 for more information.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2019 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2019 for more information.

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

As of September 30, 2019, all of our debt investments and outstanding borrowings bore fixed rates of interest. The Credit Facility, however, is indexed to the prime rate. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our September 30, 2019 Condensed Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the nine months ended September 30, 2019, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDCs that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$270,000	$(270,000)
Up 200 Basis points	$—	$180,000	$(180,000)
Up 100 Basis points	$—	$90,000	$(90,000)
Down 100 Basis points	$—	$(90,000)	$90,000
Down 200 Basis points	$—	$(180,000)	$180,000
Down 300 Basis points	$—	$(270,000)	$270,000

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the nine months ended September 30, 2019. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the nine months ended September 30, 2019, our actual average borrowings under the Credit Facility were $0. The Credit Facility matured on May 31, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Although we and our subsidiaries may, from time to time, be involved in litigation arising out of our and our subsidiaries’ operations in the normal course of business or otherwise, neither we nor any of our subsidiaries are currently a party to any pending material legal proceedings.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 18, 2019, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2018 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the nine months ended September 30, 2019, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the nine months ended September 30, 2019 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2019	—	$—	—	$4,789,673
February 1 through February 28, 2019	—	—	—	4,789,673
March 1 through March 31, 2019	—	—	—	4,789,673
April 1 through April 30, 2019	—	—	—	4,789,673
May 1 through May 31, 2019	90,696	6.38	90,696	4,211,341
June 1 through June 30, 2019	60,105	6.41	25,105	4,052,555
July 1 through July 31, 2019	—	—	—	4,052,555
August 1 through August 31, 2019	223,291	6.37	223,291	7,629,372
September 1 through September 30, 2019(3)	382,036	6.45	382,036	5,165,963
Total	756,128		721,128

During the nine months ended September 30, 2019, we repurchased 721,128 shares of our common stock pursuant to the Share Repurchase Program.

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and nine months ended September 30, 2019, the Company repurchased 605,327 and 721,128, respectively, of shares of the Company’s common stock pursuant to the Share Repurchase Program. As of September 30, 2019, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $5.2 million.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)	Subsequent to quarter-end, through November 7, 2019, the Company repurchased an additional 28,000 shares under the Share Repurchase Program for an aggregate purchase price of $168,655.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Bylaws(1)
3.5	Amended and Restated Bylaws(3)
10.1	Sutter Rock Capital Corp. 2019 Equity Incentive Plan (4)
10.2	Form of Sutter Rock Capital Corp. Non-Qualified Stock Option Award (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
__________________

(1)
Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578) filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant's Registration Statement on Form S-8 (File No. 333-233755) filed on September 13, 2019, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTTER ROCK CAPITAL CORP.

Date:	November 7, 2019	By:	/s/ Mark D. Klein
Mark D. Klein
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)