Form 10-K
period 2019-12-31
SUTTER ROCK CAPITAL CORP.
filed 2020-03-13
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 28, 2019, based on the closing price on that date of $6.40 on the Nasdaq Capital Market, was $125,739,814. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. There were 17,326,632 shares of the Registrant’s common stock outstanding as of March 13, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2020 annual meeting of stockholders (the “2020 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

SUTTER ROCK CAPITAL CORP.

i

PART I

Item 1.	Business

Sutter Rock Capital

Sutter Rock Capital Corp. ("we", "us", "our", “Company” or “Sutter Rock Capital”), formerly known as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally-managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure ("Internalization") and we began operating as an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to March 12, 2019, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). See "— Internalization of Operating Structure" and "Note 3 — Related-Party Arrangements" to our consolidated financial statements for the year ended December 31, 2019 for more information.

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities, and it commenced operations as a BDC upon completion of its initial public offering (“IPO”) in May 2011. The Company’s common stock is currently listed on the Nasdaq Capital Market under the symbol “SSSS” (formerly "GSVC"). The Company began its investment operations during the second quarter of 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies, and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria.

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, financial technology, mobility, and enterprise software. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

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

Our common stock is traded on the Nasdaq Capital Market under the symbol “SSSS”. The net asset value per share of our common stock on December 31, 2019 was $11.38. On March 11, 2020, the last reported sale price of a share of our common stock on the Nasdaq Capital Market was $6.06.

Internalization of Operating Structure

On and effective March 12, 2019 (the “Effective Date”), our Board of Directors approved our Internalization and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act.

In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated and Michael T. Moe resigned from our Board of Directors as of the Effective Date.  As of such date, we entered into a Consulting Agreement with Mr. Moe (the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management), pursuant to which Mr. Moe provides certain services to us in connection with our transition to an internally managed operating structure. We also entered into an Amended and Restated Trademark License Agreement with GSV Asset Management to permit us to to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC”. Effective as of July 30, 2019, we changed our name to Sutter Rock Capital Corp. and effective as of August 1, 2019, we changed our trading symbol to “SSSS”. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rebranding to Sutter Rock Capital Corp.”

Except as otherwise disclosed herein, this Form 10-K discusses our business and operations as an internally managed BDC during the period covered by this Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K for additional information regarding the forgoing and our Internalization.

Operating and Regulatory Structure

We are a Maryland corporation formed in 2010 that operates as an internally managed, non-diversified closed-end management investment company. Our investment activities are supervised by our Board of Directors and managed by our executive officers and investments professionals, all of which are our employees.

As a BDC, we are required to meet regulatory tests. See “—Regulation as a Business Development Company.” Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant aspects. See “Risk Factors” in Part I, Item 1A of this Form 10-K for more information.

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2019 for more information.

As of December 31, 2019, we had six employees, each of whom was directly employed by us. These employees include our executive officers, investment and finance professionals, and administrative staff. All of our employees are located in our principal executive office in San Francisco, California. Carl Rizzo, a director at Alaric Compliance Services LLC, served as our Chief Compliance Officer during the fiscal year ended December 31, 2019 pursuant to an agreement between us and Alaric Compliance Services LLC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments".

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments. We have adopted the following business strategies to achieve our investment objective:

•
Identify high quality growth companies.   Based on our extensive experience in analyzing technology trends and markets, we have identified several technology sub-sectors, including social mobile, big data and cloud, marketplaces, and education technology, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists and other institutional investors are investing.

We leverage a combination of our relationships throughout Silicon Valley and our independent research to identify leaders in our targeted sub-sectors that we believe are differentiated and best positioned for sustained growth. Our team continues to expand our sourcing network in order to evaluate a wide range of investment opportunities in companies that demonstrate strong operating fundamentals. We are targeting businesses that have been shown to provide scaled valuation growth before a potential IPO or strategic exit.

•
Acquire positions in targeted investments.   We seek to selectively add to our portfolio by sourcing investments at an acceptable price through our disciplined investing strategy. To this end, we utilize multiple methods to acquire equity stakes in private companies that are not available to many individual investors.

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

Private secondary marketplaces and direct share purchases.   We also utilize private secondary marketplaces as a means to acquire equity and equity-related interests in privately held companies that meet our investment criteria and that we believe are attractive candidates for investment. We believe that such markets offer new channels for access to equity investments in private companies and provide a potential source of liquidity should we decide to exit an investment. In addition, we also purchase shares directly from stockholders, including current or former employees. As certain companies grow and experience significant increased value while remaining private, employees and other stockholders may seek liquidity by selling shares directly to a third party or to a third party via a secondary marketplace. Sales of shares in private companies are typically restricted by contractual transfer restrictions and may be further restricted by provisions in company charter documents, investor rights of first refusal and co-sale and company employment and trading policies, which may impose strict limits on transfer. We believe that the reputation of our investment professionals within the industry and established history of investing affords us a favorable position when seeking approval for a purchase of shares subject to such limitations.

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

Starting in 2017, we began to focus our investment strategy to increase the size of our investments in individual portfolio companies. While this will likely have the effect of reducing the number of companies in which we hold investments, we believe that the shift towards larger positions will better allow our investment professionals to focus our investments in companies and industries that are more likely to result in beneficial returns to our stockholders.

Competitive Advantages

We believe that we benefit from the following competitive advantages in executing our investment strategy:

•
Capable team of investment professionals.   Our executive officers, investment professionals, and Board of Directors have significant experience researching and investing in the types of high-growth venture-capital-backed companies we are targeting for investment. Through our proprietary company-evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.

•
Disciplined and repeatable investment process.   We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry “aggregators” that accumulate stock at market prices, we conduct valuation analysis and make acquisitions only when we can invest at valuations that we believe are attractive to our investors.

•
Deep relationships with significant credibility to source and complete transactions.   Our executive officers and investment professionals, are strategically located in San Francisco, California, allowing us to fully engage in the technology and innovation ecosystem. Our wide network of venture capital and technology professionals supports our sourcing efforts and helps provide access to promising investment opportunities. Our executive officers and investment professionals have also developed strong relationships in the financial, investing and technology-related sectors.

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

•
Early mover advantage.   We believe we are one of the few publicly traded BDCs with a specific focus on investing in high-growth venture-backed companies. The transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will serve our goal to complete equity transactions in compelling private companies at attractive valuations.

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

Investment Process

Concentrated Technology-related Focus

Our executive officers and investment professionals have identified five key investment themes from which we have seen significant numbers of high-growth companies emerge: social and mobile, financial technology and services, big data and cloud, marketplaces, and education. However, the opportunity set of high-growth venture-backed technology companies extends beyond these key investment themes into much broader markets. These broad markets have the potential to produce disruptive technologies, reach a large addressable market, and provide significant commercial opportunities. Within these areas, we have identified trends that could create significant positive effects on growth such as globalization, consolidation, branding, convergence and network effects. Thus, while we remain focused on selecting market leaders within the key investment themes identified, our executive officers and investment professionals actively seek out promising investments across a diverse selection of new technology subsectors.

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by our executive officers and investment professionals, supplemented by the knowledge and relationships of our Board of Directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and institutional investors, as well as through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including industry positioning and leadership, stage of growth, path to profitability, and several other factors that collectively characterize our proprietary investment process. We typically seek to invest our assets under management in the equity of well-established and growth stage companies, and debt investments of emerging companies that fit within our targeted areas. Based on our initial screening, we identify a select set of companies that we evaluate in greater depth.

Research and Due Diligence Process

Once we identify those companies that we believe warrant more in-depth analysis, we focus on their total addressable market, revenue growth and sustainability, and earnings growth, as well as other metrics that may be strongly correlated with higher valuations. We also focus on the company’s management team and any significant financial sponsor, their current business model, competitive positioning, regulatory and legal issues, the quality of any intellectual property and other investment-specific due diligence. Each prospective portfolio company that passes our initial due diligence review is given a qualitative ranking to allow us to evaluate it against others in our pipeline, and we review and update these companies on a regular basis.

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

Portfolio Construction and Sourcing

Upon completion of our research and due diligence process, we select investments for inclusion in our portfolio based on their value proposition, addressable market, fundamentals and valuation. We seek to create a relatively varied portfolio that we expect will include investments in companies representing a broad range of investment themes. We generally choose to pursue specific investments based on the availability of shares and valuation expectations. We utilize a combination of secondary marketplaces, direct purchases from stockholders and direct equity investments in order to make investments in our portfolio companies. Once we have established an initial position in a portfolio company, we may choose to increase our stake through subsequent purchases. Maintaining a balanced portfolio is a key to our success, and as a result we constantly evaluate the composition of our investments and our pipeline to ensure we are exposed to a diverse set of companies within our target segments.

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

Managerial Assistance

As a BDC we are required to offer, and in some cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance. We will provide such managerial assistance on our behalf to portfolio companies that request assistance. We may receive fees for these services, subject to review by our Board of Directors, including our independent directors.

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Common Stock	$59,209,559	24.5%	$48,517,824	16.2%
Preferred Stock	125,448,358	51.9%	99,856,159	33.4%
Debt Investments	1,644,155	0.7%	5,584,994	1.9%
Warrants	5,283,506	2.2%	267,446	0.1%
Private Portfolio Companies	191,585,578	79.3%	154,226,423	51.6%
Publicly Traded Portfolio Companies:
Common Stock	—	—%	44,589,406	14.9%
Total Portfolio Investments	191,585,578	79.3%	198,815,829	66.5%
Non-Portfolio Investments
U.S. Treasury Bills	50,000,000	20.7%	99,994,000	33.5%
Total Investments	$241,585,578	100.0%	$298,809,829	100.0%

Determination of Net Asset Value

We determine the net asset value of our investment portfolio after the conclusion of each fiscal quarter in connection with the preparation of our annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or more frequently if required under the 1940 Act.

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations, including securities that trade on secondary markets for private securities, are valued at fair value as determined in good faith by our Board of Directors. In connection with that determination, our executive officers and investment professionals will prepare portfolio company valuations using, when available, the most recent portfolio company financial statements and forecasts. We also engage an independent valuation firm to perform independent valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We may also engage an independent valuation firm to perform independent valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.

For those securities that are not publicly traded or for which there are no readily available market quotations, our Board of Directors, with the assistance of its valuation committee (the “Valuation Committee”), will use the recommended valuations as prepared by our executive officers and investment professionals and the independent valuation firm, respectively, as a component of the foundation for its final fair value determination. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had others made the determination using the same or different procedures or had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. For those investments that are publicly traded, we generally record unrealized appreciation or depreciation based on changes in the market value of the securities as of the valuation date. Publicly traded securities that remain subject to lock-up restrictions are discounted accordingly. For those investments that are not publicly traded and for which there are no readily available market quotations, we record unrealized depreciation on such investments when we believe that an investment has become impaired and record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the consolidated statement of operations as the net change in unrealized appreciation or depreciation.

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

3.	Qualified funding rounds in the companies in which we invested, where there is meaningful and reputable information available on size, valuation and investors; and

4.	Additional investments by us in current portfolio companies, where the price of the new investment differs materially from prior investments.

There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our consolidated financial statements for the year ended December 31, 2019 for a list of our taxable subsidiaries.

Investment Advisory Agreement

The following disclosure regards the Investment Advisory Agreement, which was terminated in accordance with its terms on the Effective Date in connection with our Internalization. See “—Internalization of Operating Structure.”

Management Services

GSV Asset Management served as our investment adviser until our Internalization and termination of the Investment Advisory Agreement on the Effective Date. Subject to the overall supervision of our Board of Directors, GSV Asset Management managed our day-to-day operations and provided us with investment advisory services.

Under the terms of the Investment Advisory Agreement, GSV Asset Management:

•	determined the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determined what securities we would purchase, retain or sell;

•	performed due diligence on prospective portfolio companies;

•	identified, evaluated and negotiated the structure of the investments we would make;

•	closed, monitored and serviced the investments we would make; and

•	provided us with such other investment advisory, research and related services as we, from time to time, would reasonably require for the investment of our funds.

GSV Asset Management’s services under the Investment Advisory Agreement were not exclusive, and it was free to furnish similar services to other entities so long as its services to us were not impaired. For example, GSV Asset Management also managed: Coursera@GSV Fund, LP, Coursera@GSV-EDBI Fund, LP, and GSV@CS, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Coursera, Inc. (the “Coursera Funds”); GSV@SP, LLC, a special purpose vehicle comprised of an underlying investment in the capital stock of Spotify Technology S.A. (the “GSV@SP Fund”); and GSV@LT, LLC, GSV@LT II, LP, and GSV@LT III, LP, special purpose vehicles each comprised of an underlying investment in the capital stock of Lyft, Inc. (the “Lyft Funds”). The Company has no ownership interests in the Coursera Funds, the GSV@SP Fund or the Lyft Funds.

The 1940 Act prohibits the Company from making certain negotiated co-investments with affiliates unless it receives an order from the SEC permitting it to do so. To the extent that the Company competed with entities managed by GSV Asset Management or any of its affiliates for one or more investment or disposition opportunities, GSV Asset Management would allocate any such opportunity across the entities for which the opportunity was appropriate, consistent with (1) its internal conflict-resolution and allocation policies, (2) the requirements of the Investment Advisers Act of 1940, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. In situations where a particular investment or disposition opportunity was appropriate for both the Company and another entity managed by GSV Asset Management, even where co-investments were permissible under the 1940 Act, GSV Asset Management would first offer any such opportunity in its entirety to the Company. In the event that the size of such investment or disposition opportunity exceeded the Company’s capacity, other funds managed by GSV Asset Management could have been offered the opportunity, but only to the extent that the Company and its Board of Directors confirmed that any such investment or disposition by an affiliated entity was permissible under the 1940 Act and otherwise in the Company’s best interests. The Company’s Chief Compliance Officer and Board of Directors would monitor on a quarterly basis any such allocation of investment or disposition opportunities between the Company and any such other funds.

We, GSV Asset Management, and certain of our affiliates submitted an exemptive relief application to the SEC to permit us to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with our investment objective and the conditions to the application. As a result of our Internalization, we and GSV Asset Management withdrew such exemptive application on April 2, 2019 because the relief sought was no longer necessary.

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

Management Fees

We paid GSV Asset Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee.

The base management fee compensated GSV Asset Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. Under the terms of the Investment Advisory Agreement, the base management fee was calculated at an annual rate of 2.00% of our gross assets, which was our total assets as reflected on our balance sheet (with no deduction for liabilities). Effective January 1, 2017 through January 31, 2018, however, pursuant to a voluntary waiver by GSV Asset Management, we paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.00% base management fee payable under the Investment Advisory Agreement. On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee was reduced to 1.75% of the Company’s gross assets, as further described below. The waiver of a portion of the base management fee was not subject to recourse against or reimbursement by the Company.

The base management fee was payable monthly in arrears, and was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter would be appropriately prorated.

Under the Investment Advisory Agreement, GSV Asset Management's incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and would equal the lesser of:

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

Our realized capital gains from each investment, expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, would be compared to a hurdle rate of 8.00% per year. We would only pay an incentive fee on any realized capital gains from an investment that exceeded the hurdle rate. We would pay GSV Asset Management an incentive fee with respect to our realized capital gains from each investment as follows:

•
No incentive fee would be payable on the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, did not exceed the hurdle rate of 8.00% per year.

•
We would pay as an incentive fee 100% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeded the hurdle rate of 8.00% per year but was less than a rate of 10.00% per year. We refer to this portion of our realized capital gains from each investment (which exceeded the hurdle rate but was less than 10.00%) as the “catch-up.” The “catch-up” was meant to provide our investment adviser with 20% of the amount of our realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeded a rate of 10.00% per year.

•
We would pay as an incentive fee 20% of the amount of any realized capital gains from an investment that, when expressed as a non-compounded annual rate of return on the cost of such investment since we initially acquired it, exceeded a rate of 10.00% per year.

However, pursuant to the Waiver Agreement, certain high-water marks were required to be reached before any incentive fee was paid to GSV Asset Management under the Investment Advisory Agreement. In addition, in no event would we pay an incentive fee for any calendar year that exceeded 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

The following is a graphical representation of the calculation of our incentive fee under the Investment Advisory Agreement with respect to a single investment, assuming certain "High Water Marks" (detailed below) were met:

For accounting purposes, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we were required to accrue a capital gains incentive fee based upon realized capital gains and losses during the current calendar year through the end of the period, plus any unrealized capital appreciation and depreciation as of the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement would be consistent with the formula reflected in the Investment Advisory Agreement, except as modified by the Waiver Agreement.

We seek to deploy capital primarily in the form of non-controlling investments in our portfolio companies. Although we primarily invest through private secondary markets, to the extent we made a direct minority investment in a portfolio company, neither we, nor GSV Asset Management, would have the ability to control the timing of when we realize capital gains or losses with respect to such investment. We expected the timing of such realization events to be determined by our portfolio companies in such cases. To the extent we had non-minority investments, or the securities we held were traded on a private secondary market or public securities exchange, GSV Asset Management would have greater control over the timing of a realization event. In such cases, our Board of Directors would monitor such investments in connection with their general oversight of the investment management services provided by GSV Asset Management. In addition, as of the end of each fiscal quarter, we would evaluate whether the cumulative aggregate unrealized appreciation on our portfolio would be sufficient to require us to pay an incentive fee to GSV Asset Management if such unrealized appreciation were actually realized as of the end of such quarter, and if so, we would accrue an expense equal to the amount of such incentive fee. Any such accrual of incentive fees would be reflected in the calculation of our net asset value.

In no event would we pay an incentive fee for any calendar year that exceeded 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. See “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2019 for details of incentive fees paid and accrued.

The cost of both the base management fee payable to GSV Asset Management, and any incentive fees earned by GSV Asset Management, were ultimately borne by our common stockholders. In aggregate, inclusive of accruals and reversals, GSV Asset Management earned $14,588,355 under the Investment Advisory Agreement during the fiscal years ended December 31, 2019, 2018 and 2017. Refer to our Consolidated Statements of Operation as of December 31, 2019, 2018 and 2017 included in Part II, Item 8 of this report on Form 10-K for details of management and incentive fees earned and waived.

Waiver Agreement

On February 2, 2018, GSV Asset Management voluntarily agreed to reduce the fees payable under the Investment Advisory Agreement pursuant to the Waiver Agreement. The Waiver Agreement was effective February 1, 2018 and changed the fee structure set forth in the Investment Advisory Agreement by: (i) reducing our base management fee from 2.00% to 1.75%; and (ii) creating certain high-water marks that were required to be reached before any incentive fee would be paid to GSV Asset Management. In addition to the foregoing changes to the fee structure, GSV Asset Management also agreed to a one-time forfeiture of $5.0 million of previously accrued but unpaid incentive fees.

Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee was reduced to 1.75% of gross assets. The base management fee was calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The base management fee for any partial month or quarter would be appropriately prorated. In addition, because our 5.25% Convertible Senior Notes matured on September 15, 2018 (the "5.25% Convertible Senior Notes due 2018"), we were previously carrying a larger cash balance than we would in the ordinary course of business. As a result, under the Waiver Agreement, GSV Asset Management agreed to waive its base management fee on any cash balances effective as of February 1, 2018 until the 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. As a result, as of and after September 15, 2018, we paid GSV Asset Management a 1.75% base management fee on our cash balances.

Further, pursuant to the Waiver Agreement, in addition to the “hurdle” feature in the incentive fee, GSV Asset Management agreed to additional conditions on its ability to receive an incentive fee. Specifically, the Waiver Agreement provided that an incentive fee earned by GSV Asset Management under the Investment Advisory Agreement would be payable to GSV Asset Management only if, at the time that such incentive fee becomes payable under the Investment Advisory Agreement, both our stock price and our last reported net asset value per share were equal to or greater than $12.55 (the “High-Water Mark”). The High-Water Mark was based upon the volume weighted average price (VWAP) of all our equity offerings since the initial public offering, less the dollar amount of all dividends paid by us since inception. Upon such time that the High-Water Mark was achieved, and GSV Asset Management was paid an incentive fee, a new High-Water Mark would be established. Each new High-Water Mark would be equal to the most recent High-Water Mark, plus 10%. Any High-Water Mark then in effect would be adjusted to reflect any dividends paid by us or any stock split effected by us.

For the avoidance of doubt, after these changes took effect, under no circumstances would the aggregate fees earned by GSV Asset Management in any quarterly period be higher than those aggregate fees that would have been earned prior to the effectiveness of the Waiver Agreement.

Payment of our Expenses

Prior to our Internalization, our primary operating expenses were the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement. We bore all other costs and expenses of our operations, administration, and transactions, including (without limitation) fees and expenses relating to:
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

All of these expenses were ultimately borne by our common stockholders.

All personnel of GSV Asset Management, when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, were provided and paid for by GSV Asset Management.

Duration and Termination

The Investment Advisory Agreement was initially approved by our Board of Directors on March 28, 2011 and became effective on April 11, 2011.

Unless earlier terminated as described below, the Investment Advisory Agreement would remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement would automatically terminate in the event of its assignment. The Investment Advisory Agreement could be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The Investment Advisory Agreement could also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

In connection with our Internalization, the Investment Advisory Agreement was terminated on the Effective Date in accordance with its terms.

Indemnification

The Investment Advisory Agreement provided that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GSV Asset Management and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it would be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GSV Asset Management’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

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

Administration Agreement

The following disclosure regards the Administration Agreement, which was terminated in accordance with its terms on the Effective Date in connection with our Internalization. See “—Internalization of Operating Structure.”

Under the Administration Agreement, GSV Capital Service Company performed, or oversaw the performance of, our required administrative services, which included being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GSV Capital Service Company assisted us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Further, pursuant to the Administration Agreement, GSV Capital Service Company furnished us with office facilities, together with equipment and clerical, bookkeeping and record-keeping services at such facilities.

Costs Incurred Under the Administration Agreement

Costs incurred under the Administration Agreement were based upon our allocable portion of overhead and other expenses incurred by GSV Capital Service Company in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our President, Chief Financial Officer, Chief Compliance Officer and other staff providing administrative services.

In accordance with the terms of the Administration Agreement, overhead and other administrative expenses were generally allocated between us and GSV Asset Management by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of GSV Asset Management. To the extent personnel retained by GSV Capital Service Company performed administrative tasks for GSV Asset Management, the fees incurred with respect to the actual time dedicated to such tasks would be reimbursed by GSV Asset Management. While there was no limit on the total amount of expenses we could be required to reimburse to GSV Capital Service Company, our administrator would only charge us for the actual expenses it incurred on our behalf, or our allocable portion thereof, without any profit to GSV Capital Service Company.

GSV Asset Management wholly owns and controls GSV Capital Service Company, which is a disregarded entity for tax purposes. The Administration Agreement could be terminated at any time without penalty upon 60 days’ written notice, by a vote of a majority of our outstanding voting securities, by a vote of our Board of Directors or by GSV Capital Service Company.

In connection with our Internalization, the Administration Agreement was terminated on the Effective Date in accordance with its terms.

Indemnification

The Administration Agreement provided that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, GSV Capital Service Company and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it would be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GSV Capital Service Company’s services under the Administration Agreement or otherwise as our administrator.

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

As a BDC, we are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The affiliates with which we may be prohibited from transacting include our directors, officers and employees and any person controlling or under common control with us, subject to certain exceptions. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and certain of our affiliates are generally precluded from co-investing in negotiated private placements of securities. We, GSV Asset Management and certain of our affiliates submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by GSV Asset Management or its affiliates in a manner consistent with our investment objective and the conditions to the application. As a result of our Internalization, we and GSV Asset Management withdrew such exemptive application on April 2, 2019 because the relief sought was no longer necessary.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as our 4.75% Convertible Senior Notes due 2023 (the "4.75% Convertible Senior Notes due 2023"), can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act. This code establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics and our code of business conduct and ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov, and are available on our website. You may also obtain copies of our code of ethics and our code of business conduct and ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

Compliance Policies and Procedures

We have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.

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

Proxy Voting Policies and Procedures

Proxy Policies

We will vote proxies relating to our portfolio securities in what we perceive to be the best interests of our stockholders. We will review on a case-by-case basis each proposal submitted for a vote to determine its impact on the portfolio securities held by us. Although we will generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there are compelling long-term reasons to do so.

Our proxy voting decisions are made by our executive officers and investment professionals who are responsible for monitoring the relevant investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal without the prior approval of the Chief Compliance Officer and our senior management in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Sutter Rock Capital Corp., One Sansome Street, Suite 730, San Francisco, CA 94104 or compliance@sutterrock.com.

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

We restrict access to non-public personal information about our stockholders to our employees and affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Available Information

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our internet address is www.sutterrock.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this annual report on Form 10-K unless specifically so incorporated by reference herein.

Material U.S. Federal Income Tax Considerations

Included in our consolidated financial statements, the following wholly-owned subsidiaries are taxable subsidiaries (collectively, the “Taxable Subsidiaries”), regardless of whether we qualify for tax treatment as a RIC: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC NG Holdings, Inc., GSVC SW Holdings, Inc., GSVC WS Holdings, Inc., and GSVC SVDS Holdings, Inc. The Taxable Subsidiaries are C corporations for U.S. federal and state income tax purposes. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

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

As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders. To maintain our tax status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the

Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% U.S. federal excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains we recognized in preceding years but were not distributed during such years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

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

Tax matters are complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2019 for further detail.

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

•
because they are privately owned, there is generally little publicly available information about these businesses; therefore, although we will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable; and

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that, while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our Board of Directors based upon the recommendation of the Valuation Committee in accordance with our written valuation policy. In connection with that determination, our executive officers and investment professionals will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Valuation Committee utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors with respect to such non-traded investments include, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even when we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments would receive a lower price for their securities than the value of our investments might warrant.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2019, 81.3% of our net asset value was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences, periodic downturns, regulatory concerns and litigation risks.

Given the experience of our executive officers and investment professionals within the technology space, a number of the companies in which we have invested and intend to invest operate in technology-related sectors. Investments in such companies are subject to substantial risks. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by companies in technology-related sectors have historically decreased over their productive lives.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2019:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
Coursera, Inc.	$14,519,519	$33,569,902	16.8%
Palantir Technologies, Inc.	16,189,935	31,582,084	15.8%
Course Hero, Inc.	5,000,001	25,674,019	12.8%
Ozy Media, Inc.	10,945,024	15,684,182	7.8%
Parchment, Inc.	4,000,982	10,896,585	5.5%
Nextdoor.com, Inc.	10,006,578	10,867,365	5.4%
Neutron Holdings, Inc. (d/b/a/ Lime)	10,006,800	10,000,000	5.0%
StormWind, LLC	6,387,741	9,300,873	4.7%
GreenAcreage Real Estate Corp.	7,501,530	7,500,000	3.8%
Treehouse Real Estate Corp.	7,500,000	7,384,738	3.7%
Total	$92,058,110	$162,459,748	81.3%

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2019, the SEC published a proposed rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business.

As an internally managed BDC, the size and categories of our assets under management is limited, and we are unable to offer as wide a variety of financial products to prospective portfolio companies and sponsors (potentially limiting the size and diversification of our asset base). We therefore may not achieve efficiencies of scale and greater management resources available to externally managed BDCs.

Additionally, as an internally managed BDC, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limits our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.

As an internally managed BDC, we are dependent upon our management team and investment professionals for their time availability and for our future success, and if we are not able to hire and retain qualified personnel, or if we lose key members of our senior management team, our ability to implement our business strategy could be significantly harmed.

As an internally managed BDC, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our management team and investment professionals. We depend upon the members of our management and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of key members of our senior management team, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

As an internally managed BDC, our compensation structure is determined and set by our Board of Directors and its Compensation Committee. This structure currently includes salary, bonus and incentive compensation. We are not generally permitted by the 1940 Act to employ an incentive compensation structure that directly ties performance of our investment portfolio and results of operations to incentive compensation.

Members of our senior management team may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed BDCs that are not subject to the same limitations on incentive-based compensation that we are subject to as an internally managed BDC. A departure by one or more members of our senior management team could have a negative impact on our business, financial condition and results of operations.

Our financial condition and results of operations will depend on our ability to achieve our investment objective.

Our ability to achieve our investment objective will depend on our management team’s and investment professional’s ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management team’s and investment professional’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in rapidly growing venture-capital-backed emerging companies, which may be extremely risky. There can be no assurance that our management team and investment professionals will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects

The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, any inability to successfully operate our business or implement our investment policies and strategies as described herein, could adversely impact our ability to pay dividends.

We will likely experience fluctuations in our quarterly results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2019, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.

We expect that members of our management team and our investment professionals will maintain key informal relationships, which we use to help identify and gain access to investment opportunities. If our management team and investment professionals fail to maintain relationships with key firms, or if they fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom our management team and investment professionals have informal relationships are not obligated to inform them or us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce the ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.

There are significant potential risks related to investing in securities traded on private secondary marketplaces.

We have utilized and expect to continue to utilize private secondary marketplaces, such as SharesPost, Inc., to acquire investments for our portfolio. When we purchase secondary shares, we may have little or no direct access to financial or other information from these portfolio companies. As a result, we are dependent upon the relationships of our management team and investment professionals and our Board of Directors to obtain the information necessary to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that our management team and investment professionals will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

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

Most of our investments are or will be in equity or equity-related securities of privately held companies. The securities we acquire in private companies are typically subject to contractual transfer limitations, which may include prohibitions on transfer without the company’s consent, may require that shares owned by us be held in escrow and may include provisions in company charter documents, and may include investor rights of first refusal and co-sale and/or employment or trading policies further restricting trading. In order to complete a purchase of shares we may need to, among other things, give the issuer, its assignees or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. We may be unable to complete a purchase transaction if the subject company or its stockholders chooses to exercise a veto right or right of first refusal. When we complete an investment, we generally become bound to the contractual transfer limitations imposed on the subject company’s stockholders as well as other contractual obligations, such as co-sale or tag- along rights. These obligations generally expire only upon an IPO by the subject company. As a result, prior to an IPO, our ability to liquidate may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sales or tag-along rights to participate in the sale, thereby reducing the number of shares sellable by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

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

We invest primarily in what we believe to be rapidly growing, venture-capital-backed emerging companies, either through private secondary transactions, other secondary transactions or direct investments in companies. Such private companies frequently have much more complex capital structures than traditional publicly traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In addition, it is often difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. In certain cases, such private companies may also have senior or pari passu preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstances when we have limited information with respect to such capital structures. Although we believe that our management team and investment professionals and our Board of Directors have extensive experience evaluating and investing in private companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

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

Given the volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, this volatility and disruption, has had, and in the future may have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume, as part of our valuation process, that our investments are sold in orderly market-to-market transactions between market participants. As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of investments we may make and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the recent outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity, particularly in China, and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The Republican Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Events outside of our control, including public health crises, may negatively affect our results of operations and financial performance.
Periods of market volatility may occur in response to pandemics or other events outside of our control. These types of events could adversely affect our results of operations and financial performance. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across China and the rest of the world. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our results of operation and financial performance or the duration of any potential business disruption is uncertain. Any potential impact to our results of operations and financial performance will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our results of operations and financial performance.

We are exposed to risks associated with changes in interest rates.
Because we may borrow money to make investments, our net investment income may depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we may hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us (if any). Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities, if any. If we are unable to do so, amounts drawn under our credit facilities (if any) may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross- defaults under other agreements and jeopardize our equity investment in such portfolio company. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a financially distressed or defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, we would typically be last in line behind any creditors and would likely experience a complete loss on our investment.

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

Economic sanction laws in the United States and other jurisdictions may prohibit us from transacting with certain countries, individuals and companies. Economic sanction laws in the United States and other jurisdictions may prohibit us from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties. The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as antiboycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties.

The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

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

A large number of entities compete with us to make the types of direct equity investments that we target as part of our business strategy. We compete for such investments with a large number of private equity and venture capital funds, other equity and non- equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make direct equity investments that are consistent with our investment objective.

Borrowings, such as the 4.75% Convertible Senior Notes due 2023, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the 4.75% Convertible Senior Notes due 2023, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the 4.75% Convertible Senior Notes due 2023, borrowings under any other future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.

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

•	Any future credit facility we may enter would be, subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

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

If we default under any future credit facility or any other future indebtedness, we may not be able to make payments on the 4.75% Convertible Senior Notes due 2023.

Any default under any future credit facility or any other future indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the 4.75% Convertible Senior Notes due 2023 and substantially decrease the market value of the 4.75% Convertible Senior Notes due 2023. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness may have the ability to elect to declare all the funds borrowed thereunder due and payable, together with accrued and unpaid interest, the lenders under any credit future facility or other future debt we may incur in the future may elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under any future credit facility or other future debt that we may incur in the future to avoid being in default. If we breach our covenants under any future credit facility or other future debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we may be in default under the relevant credit facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under any future credit facility or other future indebtedness, could proceed against the collateral securing the debt. Because any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 4.75% Convertible Senior Notes due 2023, or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

If we default under any future borrowing facility we enter into or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.

Substantially all of our assets may be pledged as collateral under any future borrowing facility. In the event that we default under any future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Following any such default, the agent for the lenders under any future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if the lender exercises its right to sell the assets pledged under any future borrowing facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of our outstanding borrowings. Moreover, such deleveraging of our Company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate any dividends that we may pay to our stockholders.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of Sutter Rock Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders.

In addition to regulatory requirements that restrict our ability to raise capital, the loan agreement governing any future credit facility may contain various covenants which, if not complied with, could materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

Under the loan agreement governing any future credit facility, we may take certain customary representations and warranties and may be required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness, compliance with the asset coverage requirements under the 1940 Act, a minimum net asset value requirement, a limitation on the reduction of our net asset value, and maintenance of RIC and BDC status. Such loan agreement may include usual and customary events of default for credit facilities of similar nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, and the occurrence of a material adverse effect.

Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver under any such loan agreement, would have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

We will be subject to corporate-level U.S. federal income tax if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2019 for more information.

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

In any year in which we intend to be treated as a RIC, we may be forced to dispose of investments at times when our management team would not otherwise do so or raise additional capital at times when we would not otherwise do so, in each case in order to qualify for the special tax treatment accorded to RICs.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law and significantly changed the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction or net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Our U.S. federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this Tax Act on holders of the 4.75% Convertible Senior Notes due 2023 or our common stock is also uncertain and could be adverse. We urge such holders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our convertible notes and common stock.

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

Additionally, any changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our management team and investment professionals to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

The Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act had generally prohibited us from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, the Small Business Credit Availability Act (the “SBCA") modified the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

As a result of the SBCA, if we obtain the necessary approval, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation significantly changed the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of Sutter Rock Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. We are authorized to issue up to 100,000,000 shares of common stock. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders will have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders will not choose to act in a manner that tends to favors our preferred stockholders, particularly where there is a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and may adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics (including the recent coronavirus outbreak);

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.
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

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the members of our management team are unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Related to the 4.75% Convertible Senior Notes due 2023

Our stockholders may experience dilution upon the conversion of the 4.75% Convertible Senior Notes due 2023.

The 4.75% Convertible Senior Notes due 2023 are convertible into shares of our common stock. Upon conversion, we must deliver shares of our common stock. The current conversion rate of the 4.75% Convertible Senior Notes due 2023 is 97.9448 shares of common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which is equivalent to a conversion price of approximately $10.21 per share of common stock. Based on the current conversion rate, as of March 13, 2020, the maximum number of shares of common stock that would be issued upon conversion of the $40,000,000 of 4.75% Convertible Senior Notes due 2023 currently outstanding is approximately 3,917,792. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of the 4.75% Convertible Senior Notes due 2023 and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

We may not have, or have the ability to raise, the funds necessary to repurchase the 4.75% Convertible Senior Notes due 2023 upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of the 4.75% Convertible Senior Notes due 2023.

Holders of the 4.75% Convertible Senior Notes due 2023 will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 4.75% Convertible Senior Notes due 2023 surrendered therefor. In addition, our ability to repurchase the 4.75% Convertible Senior Notes due 2023 or deliver shares of our common stock upon conversions of the 4.75% Convertible Senior Notes due 2023 may be limited by law, by regulatory authority or by agreements governing our indebtedness. For example, any future credit facility may generally prohibit us from prepaying indebtedness other than borrowings under any such credit facility. As a result, before making any such repurchase of the 4.75% Convertible Senior Notes due 2023, we would have to obtain consent from the lender under any such credit facility to the extent such requirement is in effect at such time. Our failure to repurchase the 4.75% Convertible Senior Notes due 2023 at a time when the repurchase is required by the indenture relating to the 4.75% Convertible Senior Notes due 2023 or to deliver any shares of our common stock deliverable on future conversions of such 4.75% Convertible Senior Notes due 2023 as required by such indenture would constitute a default under such indenture. A default under the indenture relating to the 4.75% Convertible Senior Notes due 2023 or the occurrence of a fundamental change itself could also lead to a default under agreements governing any future credit facility or our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 4.75% Convertible Senior Notes due 2023.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market after any future offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of RICs, BDCs or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	fluctuations in the valuation of our portfolio investments;

•	operating performance of companies comparable to us;

•	market sentiment against technology-related companies; or

•	departures of any of the senior members of our management team.
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

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of March 11, 2020, the closing price of our common stock on the Nasdaq Capital Market was $6.06 per share, which represented an approximately 46.7% discount to our net asset value of $11.38 per share as of December 31, 2019.

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

Through March 31, 2019, our corporate headquarters were located at 2925 Woodside Road, Woodside, California, 94062, in the offices of GSV Asset Management. Subsequent to our Internalization, we leased office space at 345 California Street, Suite 600, San Francisco, CA 94104. On June 3, 2019, we entered into a 5-year operating lease for primary office space at One Sansome Street, Suite 730, San Francisco, CA 94104. Our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently a party to any material legal proceedings.

On March 12, 2020, a complaint was filed in the United States District Court in the Northern District of California, by Sutter Hill Ventures, captioned, Sutter Hill Ventures, a California limited partnership (Plaintiff) v. Sutter Rock Capital Corp, a Maryland corporation (Defendant). The complaint alleges that the Defendant infringed on the Plaintiff’s federally-registered service mark SUTTER HILL VENTURES; engaged in unfair competition and false designation of origin under Section 43(a) of the Latham Act; and related claims of unfair competition and trademark infringement under California common law.  The Plaintiff is seeking an injunction on Defendant from using the SUTTER ROCK and SUTTER ROCK CAPITAL marks and trade names, or any other mark or name that it views as similar to SUTTER HILL and SUTTER HILL VENTURES; an unspecified amount of damages and disgorgement of Defendant’s profits; a determination that the alleged infringement was willful, intentional and deliberate, warranting an award to Plaintiff of three times Defendant’s profits and three times Plaintiff’s damages; an award of Plaintiff’s attorney’s fees and cost; and an award of prejudgment and post judgment interest. While we are unable to determine the ultimate outcome of this matter, we believe that the alleged claims in the complaint are frivolous and completely without merit and intend to defend this lawsuit vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “SSSS.” The following table sets forth the high and low closing market prices for our common stock for each fiscal quarter for the years ended December 31, 2019 and 2018. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 11, 2020 was $6.06.

	Price Range
	High	Low
Fiscal 2019
Fourth Quarter	$6.94	$5.71
Third Quarter	6.70	6.06
Second Quarter	7.57	5.95
First Quarter	8.39	5.15
Fiscal 2018
Fourth Quarter	$7.22	$5.12
Third Quarter	7.35	6.81
Second Quarter	7.50	6.68
First Quarter	9.18	5.58

Holders

As of March 13, 2020, there were 3 holders of record of our common stock (including Cede & Co.).

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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2019. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12

Total			$3.12
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

(2)	Of the total distribution of $887,240 on August 24, 2016, $820,753 represented a distribution from realized gains, and $66,487 represented a return of capital.

(3)	All of the total distribution of $3,512,849 on December 12, 2019 represented a distribution from realized gains. None of the distribution represented a return of capital.
(4) All of the total distribution of $2,107,709 on January 15, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2019 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2019. The graph assumes that, on December 31, 2014, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2014, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

	12/31/14	12/31/15		12/31/16		12/31/17		12/31/18	12/31/19
SSSS	$100.00	$108.57	—	$82.62	—	$89.52	—	$85.74	$107.59
S&P 500 Index	$100.00	$99.27	—	$108.74	—	$129.86	—	$121.76	$156.92
Nasdaq Stock Index	$100.00	$105.73	—	$113.66	—	$145.76	—	$140.10	$189.45

The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the year ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2019	—	$—	—	$4,789,673
February 1 through February 28, 2019	—	—	—	4,789,673
March 1 through March 31, 2019	—	—	—	4,789,673
April 1 through April 30, 2019	—	—	—	4,789,673
May 1 through May 31, 2019	90,696	6.38	90,696	4,211,341
June 1 through June 30, 2019	60,105	6.41	25,105	4,052,555
July 1 through July 31, 2019	—	—	—	4,052,555
August 1 through August 31, 2019	223,291	6.37	223,291	7,629,372
September 1 through September 30, 2019	382,036	6.45	382,036	5,165,963
October 1 through October 31, 2019	28,000	6.02	28,000	4,997,307
November 1 through November 30, 2019(3)	1,449,275	6.90	1,449,275	4,997,307
December 1 through December 31, 2019(4)	—	—	—	4,997,307
Total	2,233,403		2,198,403

During the year ended December 31, 2019, we repurchased 749,128 shares of our common stock pursuant to the Share Repurchase Program.

On October 21, 2019, we commenced a modified “Dutch Auction” tender offer that expired on November 20, 2019. Pursuant to this tender offer, we offered to purchase to up to $10.0 million of our common stock at a price per share of not less than $6.00 and not greater than $8.00 in $0.10 increments, using available cash. As a result of this tender offer, we repurchased 1,449,275 shares at a price of $6.90 per share on a pro rata basis, excluding fees and expenses related to the tender offer.

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the quarter and year ended December 31, 2019, the Company repurchased 28,000 and 749,128, respectively, of shares of the Company’s common stock pursuant to the Share Repurchase Program. As of December 31, 2019, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $5.0 million.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)	Reflects shares purchased by the Company pursuant to our tender offer that commenced on October 21, 2019 and expired on November 20, 2019.

(4)
On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. This additional $5.0 million allocation is not included in the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program as of December 31, 2019. Subsequent to year-end, through March 13, 2020, we repurchased an additional 237,612 shares under the Share Repurchase Program for an aggregate purchase price of $1,518,803. As of March 13, 2020, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $8.5 million.

Item 6.	Selected Financial Data

The following selected financial and other data for the fiscal years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively, have been derived from our audited financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and consolidated financial statements and notes thereto contained in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data
Total Investment Income	$1,495,724	$1,617,836	$852,768	$736,283	$290,896
Gross Operating Expenses	10,946,792	15,144,834	22,439,855	1,999,646	26,978,235
Management fee waiver	—	(892,421)	(708,272)	—	—
Incentive fee waiver	—	(5,000,000)	—	—	—
Net Operating Expenses	10,946,792	9,252,413	21,731,583	1,999,646	26,978,235
Reversal of benefit from taxes on net investment loss(4)	—	—	—	—	(21,969,370)
Net Investment Loss	(9,451,068)	(7,634,577)	(20,878,815)	(1,263,363)	(48,656,709)
Net realized gain/(loss) on investments	19,179,340	(7,433,619)	913,982	(2,634,471)	54,144,229
Benefit from taxes on net realized loss on investments(4)	—	—	—	—	342,802
Realized loss on extinguishment of debt	—	(397,846)	—	—	—
Net change in unrealized appreciation/ (depreciation) of investments	13,339,859	9,641,050	34,775,696	(73,213,845)	(13,422,245)
Benefit from taxes on unrealized depreciation of investments(4)	885,566	6,716,735	2,757,070	2,116,784	16,058,080
Net increase/(decrease) in net assets resulting from operations	23,953,697	891,743	17,567,933	(74,994,895)	8,466,157
Per Common Share Data
Weighted-Average Common Shares:
Basic	19,328,414	20,617,890	21,924,490	22,181,003	19,327,938
Diluted	23,069,622	20,617,890	21,924,490	22,181,003	19,327,938
Net increase/(decrease) in net assets resulting from operations per average share:
Basic	$1.24	$0.04	$0.80	$(3.38)	$0.44
Diluted	1.14	0.04	0.80	(3.38)	0.44
Net asset value per share(1)	11.38	9.89	9.64	8.66	12.08
Market price at year-end	6.55	5.22	5.45	5.03	9.37
Distributions declared	0.32	—	—	0.04	2.76
Shares Outstanding at Year-End	17,564,244	19,762,647	21,246,345	22,181,003	22,181,003
Balance Sheet Data(3)
Total Assets(2)	$288,564,089	$330,219,554	$381,682,536	$300,964,426	$397,843,071
5.25% Convertible Senior Notes due 2018	—	—	68,382,549	67,512,798	66,649,047
4.75% Convertible Senior Notes due 2023	38,803,635	38,434,511	—	—	—
Total Liabilities	88,646,800	134,841,395	176,919,670	108,835,616	129,832,126
Net Assets	199,917,289	195,378,159	204,762,866	192,128,810	268,010,945

____________________

(1)	Net asset value per share is based on basic shares outstanding at the end of the period.

(2)
During the year ended December 31, 2015, total assets decreased due to a declared dividend, which was paid on December 31, 2015. During the year ended December 31, 2016, total assets and net assets decreased due to a change in unrealized depreciation of investments and net realized losses on investments. During the year ended December 31, 2017, total assets and net assets increased due to a change in unrealized appreciation of investments and net realized gains on investments. During the year ended December 31, 2018, total assets and net assets decreased due to a decrease in net unrealized appreciation of investments and net realized losses on investments. During the year ended December 31, 2019, total assets decreased due to a lower investment in U.S. Treasury bill and net assets increased due to an increase in net unrealized appreciation of investments and net realized gains on investments. For further discussion of factors that affected our total assets and net assets refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Part II, Item 7 of this Form 10-K.

(3)
Deferred debt issuance costs of $1,947,572 as of December 31, 2015 related to the Company’s issuance of the 5.25% Convertible Senior Notes due 2018 were previously classified as “Deferred financing costs” as of December 31, 2015. In accordance with ASU 2015-03, this balance has been retrospectively reclassified as a direct deduction from the 5.25% Convertible Senior Notes due 2018. Refer to “Note 10—Debt Capital Activities” of the consolidated financial statements as of December 31, 2019 included in this annual report on Form 10-K for further detail.

(4)
Due to our change in tax status to a RIC from a C Corporation, the associated accrued benefits from and provisions for taxes from previous years were reversed for the year ended December 31, 2015. During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation of $2,757,070 despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit from taxes on unrealized depreciation for the year ended December 31, 2017 was the result of an approximately $4.1 million decrease in built-in gains tax liability due to the recently passed tax legislation that reduced the U.S. corporate federal income tax rate from 35% to 21%, partially offset by a $1.3 million increase in the net deferred tax liability generated by the Taxable Subsidiaries. During the year ended December 31, 2018, in anticipation of the end of the RIC built-in gain measurement period, we reversed the accrual of related potential tax liabilities of approximately $6.1 million. Refer to “Note 9 — Income Taxes” to our consolidated financial statements as of December 31, 2019 included in this annual report on Form 10-K for further detail.

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

Overview

We are an internally-managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, social mobile, cloud computing and big data, internet commerce, financial technology, mobility, and enterprise software. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

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

Internalization of Operating Structure

On and effective March 12, 2019 (the "Effective Date"), our Board of Directors approved internalizing our operating structure ("Internalization") and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”).

In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date, and as a result no fees or expenses will be due or payable under the Investment Advisory Agreement and the Administration Agreement going forward. In addition, Michael T. Moe resigned from our Board of Directors as of the Effective Date in connection with our Internalization, and as of such date, we entered into a Consulting Agreement with Mr. Moe (the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management), pursuant to which Mr. Moe provides certain services to us in connection with our transition to an internally managed operating structure. We also entered into an Amended and Restated Trademark License Agreement (the "Amended and Restated Trademark License Agreement") with GSV Asset Management to permit us to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC.” Effective as of July 30, 2019, we changed our name to Sutter Rock Capital Corp. and effective as of August 1, 2019, we changed our trading symbol to “SSSS”. See “- Rebranding to Sutter Rock Capital Corp.”

Except as otherwise disclosed herein, this Form 10-K discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-K.

Rebranding to Sutter Rock Capital Corp.

Articles of Amendment

On and effective July 30, 2019, the Company changed its name to “Sutter Rock Capital Corp.” from “GSV Capital Corp.” (the “Name Change”) by filing Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement, as amended (the “Charter”), with the Department of Assessments and Taxation of the State of Maryland to effectuate the Name Change. In accordance with the Maryland General Corporation Law and the Charter, the Company’s Board of Directors approved the Name Change and the Articles of Amendment. Stockholder approval was not required.

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

The Compensation Committee is comprised of Marc Mazur, Leonard A. Potter, Ronald M. Lott, and Lisa Westley. Ms. Westley was appointed as Chair of the Compensation Committee on July 31, 2019.

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

Portfolio and Investment Activity - 2019

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2019, of all of our portfolio investments, excluding U.S. Treasury bills, was $191,585,578.

During year ended December 31, 2019, we funded investments in an aggregate amount of $25,530,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	1/25/2019	$10,000,000
Aspiration Partners, Inc.	Convertible Promissory Note 5% 1/31/2021	8/12/2019	280,000
GreenAcreage Real Estate Corp.	Common shares	8/12/2019	7,500,000
Treehouse Real Estate Investment Trust, Inc.	Common shares	9/11/2019	7,500,000
Stormwind, LLC	Preferred shares, Series D	11/26/2019	250,000
Total			$25,530,000

During the year ended December 31, 2019, we capitalized fees of $39,685.

During the year ended December 31, 2019, we sold or amended investments in an amount of $65,603,252, net of transaction costs, and realized a net gain on investments of approximately $19,179,340 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	—	$—	$—	$(12,334,151)
Spotify Technology S.A.(4)	Various	235,360	138.29	32,547,633	22,545,550
Dropbox, Inc.(5)	Various	874,990	22.54	19,723,591	6,066,664
Knewton, Inc.(6)	5/31/2019	—	—	51,511	(5,083,701)
CUX, Inc. (d/b/a CorpU) (7)	10/24/2019	—	—	—	(109,331)
Lyft, Inc. (8)	Various	304,829	43.57	13,280,517	8,983,623
EdSurge, Inc. (9)	12/12/2019	873,153	—	—	(1,002,161)
Total				$65,603,252	$19,066,493

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(3)
On March 11, 2019, Declara, Inc. entered into a definitive agreement to be acquired by Declara Holdings, Inc., a subsidiary of Futuryng, Inc. Despite the existence of an earn-out provision, as a result of the transaction, we do not expect to receive any proceeds. The exit of Declara, Inc. included a 12% Convertible Promissory Note with a principal value of $2,334,152.

(4)	As of May 2, 2019, all remaining shares of Spotify Technology S.A. held by us had been sold.

(5)	As of September 19, 2019, all remaining shares of Dropbox, Inc. held by us had been sold.

(6)
On May 31, 2019, a sale of substantially all of the assets of Knewton, Inc. to Wiley Education was completed. As a result of the transaction, we have received $51,511 in net proceeds and expect to receive approximately $26,000 in additional proceeds held in escrow. We expect to receive the proceeds held in escrow in 2020.

(7)
On October 24, 2019, CUX, Inc. (d/b/a CorpU) completed a recapitalization, which amended our investment in the Senior Subordinated Convertible Promissory Note. As a result of the recapitalization, the principal amount of our Senior Subordinated Convertible Promissory Note was reduced by $109,331, the interest rate was reduced to 4%, and the maturity was extended to February 14, 2023.

(8)	As of November 4, 2019, all remaining shares of Lyft, Inc. held by us had been sold.

(9)
As of December 12, 2019, all remaining shares of EdSurge, Inc., were sold in a transaction with the International Society for Technology in Education (ISTE). As a result of the transaction, we do not expect to receive any proceeds.

Portfolio and Investment Activity - 2018

During the year ended December 31, 2018, we funded investments in an aggregate amount of $10,636,685 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Ozy Media, Inc.(1)	Promissory Note 10% Due 2/12/2018	1/12/2018	$100,000
SharesPost, Inc.(2)	Common shares	6/15/2018	100,221
Knewton, Inc.	Unsecured Convertible Promissory Note 8% due 12/31/2019	7/23/2018	134,405
Nextdoor.com, Inc.	Common shares	9/27/2018	6,326,790
Nextdoor.com, Inc.	Common shares	12/19/2018	1,390,373
Nextdoor.com, Inc.	Common shares	12/27/2018	2,284,896
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	Unsecured Convertible Promissory Note 12% due 12/31/2019	12/31/2018	300,000
Total			$10,636,685

__________________

(1)
During the year ended December 31, 2018, Ozy Media, Inc.’s obligations under its financing arrangements with us became past due. Effective April 9, 2018, the term of Ozy Media Inc.'s notes were extended through the issuance of a new convertible promissory note, which extended the maturity date of the existing notes to October 31, 2018 and then to December 31, 2018 once certain conditions were satisfied. Effective August 17, 2018, Ozy Media Inc. executed an additional debt amendment, which expanded its borrowing limit. In consideration for amending and restating the existing notes, we were issued warrants exercisable for 295,565 shares of Ozy Media Inc.'s common stock. Subsequent to December 31, 2018, Ozy Media Inc.'s obligations under its financing arrangements with us became past due. On September 11, 2019, we agreed to convert the Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

(2)	On June 15, 2018 we exercised our 770,934 warrants to purchase shares of SharesPost, Inc.'s common stock, with a $0.13 strike price.

(3)
Effective July 31, 2018, we agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a GSV Labs, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the extended note. On December 31, 2018, we extended the maturity of the Convertible Promissory Note to December 31, 2019, compounded the previously accrued and then-outstanding interest, and invested an additional $300,000. The Convertible Promissory Note continues to accrue interest at 12%. In consideration for the extension and additional investment, the 500,000 Series A-3 Preferred Warrants due April 4, 2019 and the 187,500 Series A-4 Preferred Warrants due October 6, 2019, were extended to April 4, 2021 and October 6, 2021, respectively. We also received an additional 250,000 Series B Preferred Warrants due December 31, 2023.

During the year ended December 31, 2018, we capitalized fees of $32,350.

During the year ended December 31, 2018, we sold investments or received repayments from portfolio companies in an amount of $32,395,839, net of transaction costs, and realized a net loss on investments of approximately $7,433,619 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Net Proceeds	Realized Gain/(Loss)(1)
Chegg, Inc.(2)	$9,446,315	$3,437,847
NestGSV, Inc. (d/b/a GSV Labs, Inc.)(3)	592,129	(680)
Avenues Global Holdings, LLC	5,923,795	(4,228,059)
General Assembly Space, Inc.(4)	7,820,191	3,292,552
Lytro, Inc.(5)	791,596	(9,711,762)
SugarCRM, Inc.(6)	2,645,183	(4,332,777)
DreamBox Learning, Inc.(7)	5,176,630	2,916,251
Total	$32,395,839	$(8,626,628)

__________________

(1)	Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(2)	As of February 22, 2018, all remaining shares of Chegg, Inc. held by us had been sold.

(3)	Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018.

(4)
On April 16, 2018, Adecco Group, a Swiss staffing company, announced that it was acquiring technology education provider General Assembly Space, Inc. for $412.5 million, including debt financing. We have received approximately $7.8 million in net proceeds as a result of the transaction, with approximately $1.5 million of additional proceeds held in escrow. We have received approximately $1.4 million in escrow proceeds in 2019 and expect to receive approximately $61,000 in additional escrow proceeds in 2020.

(5)
On March 27, 2018, Lytro, Inc. announced that it was preparing to wind down the company over an unspecified period of time. Google LLC acquired Lytro, Inc.’s intellectual property and certain other assets. As a result of the transaction, we have received $0.8 million in net proceeds and expect to receive approximately $0.4 million in additional proceeds held in escrow. We have received approximately $170,000 in escrow proceeds in 2019 and expect to receive approximately $168,000 in additional escrow proceeds in 2020.

(6)
On June 14, 2018, SugarCRM, Inc. entered into an agreement to be purchased by AKKR Candy Holdings, Inc. As a result of the transaction, we have received $2.6 million in net proceeds and expect to receive approximately $0.3 million in additional proceeds held in escrow. We received all escrow proceeds as of December 31, 2019.

(7)
On July 18, 2018, DreamBox Learning, Inc. entered into a definitive agreement to be acquired by a wholly owned subsidiary of DreamBox Learning Holding, LLC, an entity owned by The Rise Fund Deneb, LP. As a result of the transaction, we have received $5.2 million in proceeds and expect to receive approximately $0.3 million in additional proceeds held in escrow. We received all escrow proceeds as of December 31, 2019.

During the quarter and year ended December 31, 2018 we did not write-off any investments.

Portfolio and Investment Activity - 2017

During quarter and year ended December 31, 2017, we did not purchase or close on any investments. We did, however, pay $2,080 in capitalized fees. The table below summarizes the portfolio investments we wrote-off and sold during the year ended December 31, 2017:

Portfolio Company	Net Proceeds	Realized Gain/(Loss)(1)
AliphCom, Inc. (d/b/a Jawbone)	$—	$(793,152)
AlwaysOn, Inc.	—	(1,903,414)
Beamreach Solar, Inc. (f/k/a Solexel, Inc.)	—	(14,272,840)
Cricket Media (f/k/a ePals Corporation)	—	(2,448,959)
EarlyShares.com, Inc.	—	(312,438)
Orchestra One, Inc. (f/k/a Learnist, Inc.)	—	(4,959,614)
Global Education Learning (Holdings) Ltd.	—	(675,495)
Snap, Inc.	4,033,360	31,090
JAMF Holdings, Inc.(2)	34,931,287	25,474,575
Spotify Technology S.A.(3)	13,896,600	10,299,111
Dataminr, Inc.	4,803,384	1,635,673
Whittle Schools, LLC	4,575,000	(181,045)
Chegg, Inc.(3)	10,246,005	2,231,611
Strategic Data Command, LLC(2)	2,454,652	1,524,374
Palantir Technologies, Inc.(3)	2,091,501	1,078,692
Circle Media (f/k/a S3 Digital Corp. (d/b/a S3i)	—	(1,839,914)
Handle Financial, Inc. (f/k/a PayNearMe, Inc.)	—	(14,000,398)
Total Disposals	$77,031,789	$887,857

_______________________

(1)	Realized gain/(loss) does not include any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.

(2)
Net proceeds do not include amounts that were held in escrow. Refer to “Note 2—Significant Accounting Policies—Escrow Proceeds Receivable” to our consolidated financial statements as of December 31, 2018 for further detail.

(3)	Represents only a partial sale of our investment in the denoted portfolio companies.

Results of Operations - Comparison of the years ended December 31, 2019, 2018, and 2017

Operating results for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Total Investment Income	$1,495,724	$1,617,836	$852,768
Interest income	995,724	992,836	304,672
Dividend income	500,000	625,000	475,000
Other income	—	—	73,096
Net Operating Expenses	$10,946,792	$9,252,413	$21,731,583
Incentive fee waiver	—	(5,000,000)	—
Management fee waiver	—	(892,421)	(708,272)
Gross Operating Expenses	$10,946,792	$15,144,834	$22,439,855
Management fees	848,723	5,199,900	5,666,176
Incentive fees/(Reversal of incentive fee accrual)	(4,660,472)	382,387	7,151,641
Costs incurred under Administration Agreement	306,084	1,702,047	1,874,839
Directors’ fees	383,370	345,000	328,480
Professional fees	5,290,329	1,587,578	2,068,668
Compensation expense	4,286,972	—	—
Interest expense	2,372,570	4,545,471	4,696,819
Income tax expense	33,825	482,994	52,901
Other expenses	2,085,391	899,457	600,331
Net Investment Loss	$(9,451,068)	$(7,634,577)	$(20,878,815)
Net realized gain/(loss) on investments	19,179,340	(7,433,619)	913,982
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	(397,846)	—
Net change in unrealized appreciation/(depreciation) of investments	13,339,859	9,641,050	34,775,696
Benefit from taxes on unrealized depreciation of investments	885,566	6,716,735	2,757,070
Net Increase in Net Assets Resulting from Operations	$23,953,697	$891,743	$17,567,933

Investment Income

For the year ended December 31, 2019 as compared to the year ended December 31, 2018

Investment income decreased to $1,495,724 for the year ended December 31, 2019 from $1,617,836 for the year ended December 31, 2018. The decrease was due to decreased dividend income received from SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.) during the year ended December 31, 2019, relative to the year ended December 31, 2018. The decrease was offset by dividends received from Treehouse Real Estate Investment Trust, Inc. earned in the year ended December 31, 2019.

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

Operating Expenses

For the year ended December 31, 2019 as compared to the year ended December 31, 2018

Total operating expenses, net of waiver of management and incentive fees, increased to $10,946,792 for the year ended December 31, 2019, from $9,252,413 for the year ended December 31, 2018. The increase was primarily due to an increase in legal and audit fees, and the addition of temporary licensing fees and consulting fees, and compensation expense incurred in relation to our Internalization during the year ended December 31, 2019, relative to the year ended December 31, 2018. The increase was primarily offset by the removal of management fees, removal of previously accrued incentive fees, and removal of costs incurred under Administration Agreement in relation to Internalization in the year ended December 31, 2019. The increase was partially offset by a decrease in interest expense due to the extinguishment of the Convertible Senior Notes due September 15, 2018, as compared to the year ended December 31, 2018.

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

Net Investment Loss

For the year ended December 31, 2019 as compared to the year ended December 31, 2018

For the year ended December 31, 2019, we recognized net investment loss of $9,451,068, compared to net investment loss of $7,634,577 for the year ended December 31, 2018. The change between periods resulted from the increase in operating expenses, as discussed above, and a decrease in total investment income between periods.

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

Net Realized Gain on Investments

For the year ended December 31, 2019 as compared to the year ended December 31, 2018

For the year ended December 31, 2019, we recognized net realized gain on our investments of $19,179,340, compared to net realized loss of $7,433,619 for the year ended December 31, 2018. The components of our net realized gains/losses on portfolio investments for the year ended December 31, 2019 and 2018, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

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

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2019, we had a net change in unrealized appreciation/depreciation of $13,339,859. For the year ended December 31, 2018, we had a net change in unrealized appreciation/depreciation of $9,641,050. For the year ended December 31, 2017, we had a net change in unrealized appreciation of $34,775,696. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the years ended December 31, 2019, 2018, and 2017.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2019
Declara, Inc.(1)	$12,334,151
Ozy Media, Inc.	12,218,812
Course Hero, Inc.	11,567,394
Coursera, Inc.	10,458,012
Parchment, Inc.	4,745,425
Knewton, Inc.(1)	2,979,116
Aspiration Partners, Inc.	3,511,682
Enjoy Technology, Inc.	1,155,396
CUX, Inc. (d/b/a CorpU)	(1,804,892)
Palantir Technologies, Inc.	(2,471,310)
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(2,548,128)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(3,663,624)
Dropbox, Inc.(1)	(4,219,119)
Stormwind, LLC	(4,343,218)
Lyft, Inc.(1)	(11,313,418)
Spotify Technology S.A.(1)	(16,711,276)
Other(2)	1,444,856
Total	$13,339,859
_______________________

(1)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale, or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)	“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2019.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2018	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) for the Year Ended December 31, 2017
Lytro, Inc.(2)	$8,387,816	Spotify Technology S.A.(2)	$15,394,865
Lyft, Inc.	5,486,237	Beamreach Solar, Inc. (f/k/a Solexel, Inc.)(1)	14,272,843
Coursera, Inc.	4,751,216	Handle Financial, Inc. (f/k/a PayNearMe, Inc.)(1)	13,835,988
SharesPost, Inc.	4,401,790	Chegg, Inc.(2)	7,445,390
Avenues Global Holdings, LLC(2)	4,243,435	Orchestra One, Inc. (f/k/a Learnist, Inc.)(1)	4,959,614
Course Hero, Inc.	4,065,198	Dropbox, Inc.	4,685,212
SugarCRM, Inc.(2)	3,753,157	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	4,308,957
Palantir Technologies, Inc.	(1,022,365)	Coursera, Inc.	3,849,819
Knewton, Inc.	(1,576,151)	StormWind, LLC	3,832,681
Declara, Inc.	(1,715,261)	Lyft, Inc.	2,671,022
Ozy Media, Inc.	(2,070,561)	Cricket Media (f/k/a ePals, Inc.)(1)	2,448,959
Chegg, Inc.(2)	(2,151,532)	AlwaysOn, Inc.(1)	1,903,414
Spotify Technology S.A.	(4,015,707)	Aspiration Partners, Inc.	1,440,417
General Assembly Space, Inc.(2)	(4,840,905)	Circle Media (f/k/a/ S3 Digital Corp. (d/b/a S3i))(1)	1,325,033
Curious.com, Inc.	(5,514,077)	Strategic Data Command, LLC(2)	(1,063,278)
		Maven Research, Inc.	(1,672,521)
		Dataminr, Inc.(2)	(2,348,736)
		General Assembly Space, Inc.	(2,905,898)
		SugarCRM, Inc.	(2,893,050)
		SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	(3,239,916)
		JAMF Holdings, Inc.(2)	(3,856,826)
		Curious.com, Inc.	(4,470,877)
		Palantir Technologies, Inc.(2)	(5,424,238)
		Ozy Media, Inc.	(5,518,893)
		Declara, Inc.	(6,111,907)
		Lytro, Inc.	(8,793,884)
Other(3)	(2,541,240)	Other(3)	701,506
Total	$9,641,050	Total	$34,775,696
_______________________

(1)	The change in unrealized appreciation for this investment resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale of the relevant investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the years ended December 31, 2018 or 2017.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our consolidated financial statements as of December 31, 2019 for details regarding activity in our investment portfolio from January 1, 2020 through March 13, 2020.

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

Share Repurchase Program

On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” to our consolidated financial statements as of December 31, 2019 for additional information on the Share Repurchase Program.

From January 1, 2020 through March 13, 2020, we repurchased an additional 237,612 shares under the Share Repurchase Program for an aggregate purchase price of $1.5 million.

Appointment of CCO

On March 9, 2020, our Board of Directors appointed Allison Green, our Chief Financial Officer, Treasurer and Secretary, to serve as our Chief Compliance Officer effective March 15, 2020. Carl Rizzo served as our Chief Compliance Officer pursuant to an agreement between us and Alaric Compliance Services LLC until March 15, 2020.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and advances from our $12.0 million Credit Facility. The Credit Facility matured and expired on May 31, 2019. See "—Credit Facility" for details. In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2019.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the year ended December 31, 2019, our operating expenses were $10,946,792. For the years ended December 31, 2018 and 2017, our operating expenses, net of any fee waivers, were $9,252,413 and $21,731,583, respectively.

Cash Reserves and Liquid Securities	December 31, 2019	December 31, 2018	December 31, 2017
Cash	$44,861,263	$28,184,163	$59,838,600
Borrowing availability under the Credit Facility(1)	—	12,000,000	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	—	44,589,406	8,160,000
Total securities of publicly traded portfolio companies	—	44,589,406	8,160,000
Total Cash Reserves and Liquid Securities	$44,861,263	$84,773,569	$79,998,600

_______________________

(1)
Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of December 31, 2019 and December 31, 2018. The Credit Facility matured on May 31, 2019. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2019 for details.

(2)
“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of December 31, 2019, this balance is $0 as we are not holding any publicly traded portfolio companies. As of December 31, 2018, this balance represents our shares of common stock in Spotify Technology S.A. and Dropbox, Inc.

During the year ended December 31, 2019, cash increased to $44,861,263 from $28,184,163 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our Spotify Technology S.A., Dropbox, Inc., and Lyft, Inc. shares, offset by our investments in Neutron Holdings, Inc. (d/b/a Lime), Aspiration Partners, Inc., GreenAcreage Real Estate Corp., Treehouse Real Estate Investment Trust, Inc., and Stormwind LLC, interest payments related to our 4.75% Convertible Senior Notes due 2023, cash used to repurchase our common stock under the Share Repurchase Program and Modified Dutch Auction Tender Offer, cash used to pay dividends, and cash used for our operating expenses.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$44.7	$44.7	$—	$—	$—
Credit Facility payable(2)	—	—	—	—	—
Convertible Senior Notes(3)	40.0	—	—	40.0	—
Operating lease liability	$0.9	$0.2	$0.4	$0.3	$—
Total	$85.6	$44.9	$0.4	$40.3	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of U.S. Treasury bills on margin. This balance was subsequently repaid on January 2, 2020, when the $50.0 million United States Treasury bill matured and the $5.25 million margin deposit that we posted as collateral was returned.

(2)	The Credit Facility matured on May 31, 2019. The weighted-average interest rate incurred under the Credit Facility was 0.00% for the year ended December 31, 2019.

(3)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of December 31, 2019. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2019 for more information.

Share Repurchase Program

During the year ended December 31, 2019, we repurchased 749,128 shares of our common stock pursuant to the Share Repurchase Program. As of December 31, 2019, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $5.0 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended.

For more information on the Share Repurchase Program, see "—Recent Developments" and "Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

Modified Dutch Auction Tender Offer

On October 21, 2019, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash up to $10.0 million in shares of its common stock from its stockholders, which expired on November 20, 2019.  In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company selected the lowest price per share of not less than $6.00 per share and not greater than $8.00 per share, less any applicable withholding taxes and without interest, that could allow the Company to purchase that number of shares having an aggregate purchase price of $10.0 million. Upon the terms and subject to the conditions of the Modified Dutch Auction Tender Offer, if shares having an aggregate purchase price of less than $10.0 million were properly tendered and not properly withdrawn, the Company would purchase all shares properly tendered and not properly withdrawn.

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 1,449,275 shares, representing 7.6% of its outstanding shares, on or about November 22, 2019, at a price of $6.90 per share on a pro rata basis, excluding fees and expenses relating to the self-tender offer. The Company has determined that the proration factor for the tender offer was 78.1%. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Credit Facility

Pursuant to the Loan Agreement, Western Alliance Bank had agreed to provide us with the $12.0 million Credit Facility, which, among other things, matured on May 31, 2019 and bore interest at a per annum rate equal to the prime rate plus 3.50%. In addition, the Loan Agreement required payment of a fee for unused amounts during the revolving period. During year ended December 31, 2019 we had no borrowings outstanding under the Credit Facility and had paid no unused fee. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2019 for more information.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the year ended December 31, 2019 or the year ended December 31, 2018.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.8 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, we were required under the terms of the Credit Facility to deposit the proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and were required to maintain at least $65.0 million (or such lesser amount to the extent such funds would be used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 were repaid in full. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2019 for more information regarding the 4.75% Convertible Senior Notes due 2023.

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

The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018 (the “Maturity Date”). Pursuant to the terms of the 5.25% Convertible Senior Notes due 2018 and the indenture related thereto, we repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest, on the Maturity Date and the 5.25% Convertible Senior Notes were no longer outstanding as of such date. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2019 for more information regarding the 5.25% Convertible Senior Notes due 2018.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2019.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our consolidated financial statements as of December 31, 2019 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2019 for more information.

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

As of December 31, 2019, all of our debt investments and outstanding borrowings bore fixed rates of interest. The Credit Facility, however, which matured on May 31, 2019, was indexed to the prime rate. During the year ended December 31, 2019, we had no borrowings outstanding under the Credit Facility. We do not expect a significant impact on our net investment income or loss due to changes in the prime rate; however, the table below indicates the impact on our net investment income or loss should the prime rate change. Based on our December 31, 2019 Consolidated Statement of Assets and Liabilities, the following table shows the various, incremental impact of changes in interest rates on our net income or loss related to the Credit Facility for the year ended December 31, 2019, assuming no changes in our investment income and borrowing structure. Although we believe that this measure is indicative of our sensitivity to the below-referenced interest rate changes, it does not reflect potential changes in credit quality, size and composition of the assets on our statement of assets and liabilities and other BDCs that could affect net increase or decrease in net assets resulting from operations, or net income or loss.

Basis Point Change(1)	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 Basis points	$—	$360,000	$(360,000)
Up 200 Basis points	$—	$240,000	$(240,000)
Up 100 Basis points	$—	$120,000	$(120,000)
Down 100 Basis points	$—	$(120,000)	$120,000
Down 200 Basis points	$—	$(240,000)	$240,000
Down 300 Basis points	$—	$(360,000)	$360,000

_______________________

(1)
Assumes we have borrowed $12.0 million under the Credit Facility for the year ended December 31, 2019. Our actual borrowings under the Credit Facility will vary based on our needs throughout the year. For the year ended December 31, 2019, our actual average borrowings under the Credit Facility were $0. The Credit Facility matured on May 31, 2019.

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

To the Shareholders and Board of Directors of
Sutter Rock Capital Corp.

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Sutter Rock Capital Corp. and subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2019, the related consolidated statements of operations, cash flows, and changes in net assets for the year ended December 31, 2019, the financial highlights (presented in Note 8) for the year then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2019, and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP
San Francisco, CA
March 13, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Sutter Rock Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sutter Rock Capital Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities including the consolidated schedule of investments as of December 31, 2019, the related consolidated statements of operations, cash flows, changes in net assets and the financial highlights for the year ended December 31, 2019 of the Company, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

San Francisco, CA
March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sutter Rock Capital Corp.

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Sutter Rock Capital Corp. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, cash flows, and changes in net assets for each of the two years in the period ended December 31, 2018, the financial highlights (presented in Note 8) for each of the four years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2018, and the financial highlights for each of the four years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
April 17, 2019

We began serving as the Company's auditor in 2015. In 2019 we became the predecessor auditor.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $90,567,041 and $105,869,607, respectively)	$152,866,112	$170,067,233
Non-controlled/affiliate investments (cost of $52,857,243 and $42,333,854, respectively)	37,944,268	5,931,863
Controlled investments (cost of $7,161,412 and $22,960,942, respectively)	775,198	22,816,733
Total Portfolio Investments	191,585,578	198,815,829
Investments in U.S. Treasury bills (cost of $49,996,667 and $99,982,067, respectively)	50,000,000	99,994,000
Total Investments (cost of $200,582,363 and $271,146,470, respectively)	241,585,578	298,809,829
Cash	44,861,263	28,184,163
Escrow proceeds receivable	265,303	2,494,582
Interest and dividends receivable	84,630	255,670
Deferred financing costs	11,382	267,541
Prepaid expenses and other assets(3)	1,755,933	207,769
Total Assets	288,564,089	330,219,554
LIABILITIES
Accounts payable and accrued expenses(3)	1,143,923	490,687
Accrued incentive fees, net of waiver of incentive fees(1)	—	4,660,472
Accrued management fees, net of waiver of management fees(1)	—	415,056
Payable to executive officers	1,369,873	—
Accrued interest payable	475,000	475,000
Dividends payable	2,107,709	—
Payable for securities purchased	44,746,660	89,480,103
Deferred tax liability	—	885,566
4.75% Convertible Senior Notes due March 28, 2023(2)	38,803,635	38,434,511
Total Liabilities	88,646,800	134,841,395
Commitments and contingencies (Notes 7 and 10)
Net Assets	$199,917,289	$195,378,159
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 17,564,244 and 19,762,647 issued and outstanding, respectively)	$175,642	$197,626
Paid-in capital in excess of par	178,550,374	192,322,399
Accumulated net investment loss	(25,679,362)	(16,228,294)
Accumulated net realized gain/(loss) on investments	5,867,417	(7,691,365)
Accumulated net unrealized appreciation/(depreciation) of investments	41,003,218	26,777,793
Net Assets	$199,917,289	$195,378,159
Net Asset Value Per Share	$11.38	$9.89
See accompanying notes to consolidated financial statements.
__________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
As of December 31, 2019 and December 31, 2018, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

(3)
This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$828,392	$351,188	$(4,627)
Dividend income	100,000	—	73,096
Non-controlled/affiliate investments:
Interest income	108,395	581,813	59,460
Controlled investments:
Interest income	58,937	59,835	249,839
Dividend income	400,000	625,000	475,000
Total Investment Income	1,495,724	1,617,836	852,768
OPERATING EXPENSES
Management fees(1)	848,723	5,199,900	5,666,176
Incentive fees/(Reversal of incentive fee accrual)(1)	(4,660,472)	382,387	7,151,641
Costs incurred under Administration Agreement(1)	306,084	1,702,047	1,874,839
Compensation expense(2)	4,286,972	—	—
Directors’ fees	383,370	345,000	328,480
Professional fees	5,290,329	1,587,578	2,068,668
Interest expense	2,372,570	4,545,471	4,696,819
Income tax expense	33,825	482,994	52,901
Other expenses	2,085,391	899,457	600,331
Total Operating Expenses	10,946,792	15,144,834	22,439,855
Management fee waiver(1)	—	(892,421)	(708,272)
Incentive fee waiver(1)	—	(5,000,000)	—
Total operating expenses, net of waiver of management and incentive fees	10,946,792	9,252,413	21,731,583
Net Investment Loss	(9,451,068)	(7,634,577)	(20,878,815)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	32,625,663	(7,432,939)	3,989,476
Non-controlled/affiliate investments	(13,446,323)	—	—
Controlled investments	—	(680)	(3,075,494)
Net Realized Gain/(Loss) on Investments	19,179,340	(7,433,619)	913,982
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	(397,846)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(1,907,148)	21,819,883	45,958,490
Non-controlled/affiliate investments	21,489,014	(10,988,777)	(16,084,516)
Controlled investments	(6,242,007)	(1,190,056)	4,901,722
Net Change in Unrealized Appreciation/(Depreciation) of Investments	13,339,859	9,641,050	34,775,696
Benefit from taxes on unrealized depreciation of investments	885,566	6,716,735	2,757,070
Net Change in Net Assets Resulting from Operations	$23,953,697	$891,743	$17,567,933
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$1.24	$0.04	$0.80
Diluted(3)	$1.14	$0.04	$0.80
Weighted-Average Common Shares Outstanding
Basic	19,328,414	20,617,890	21,924,490
Diluted(3)	23,069,622	20,617,890	21,924,490
See accompanying notes to consolidated financial statements.
____________________________________________________________________________________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)	This balance includes stock-based compensation to executive officers and employees. Refer to "Note 11— Stock-Based Compensation" for more detail.

(3)
For the years ended December 31, 2019, 2018, and 2017, 0, 6,079,068, and 5,751,815 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2019	2018	2017
Change in Net Assets Resulting from Operations
Net investment loss	$(9,451,068)	$(7,634,577)	$(20,878,815)
Net realized gains/(losses) on investments	19,179,340	(7,433,619)	913,982
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	(397,846)	—
Net change in unrealized appreciation/(depreciation) of investments	13,339,859	9,641,050	34,775,696
Benefit from taxes on unrealized depreciation of investments	885,566	6,716,735	2,757,070
Net Change in Net Assets Resulting from Operations	23,953,697	891,743	17,567,933
Distributions
Dividends declared	(5,620,558)	—	—
Total Distributions	(5,620,558)	—	—
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	998,355	—	—
Repurchases of common stock	(14,792,364)	(10,276,450)	(4,933,877)
Net Decrease in Net Assets Resulting from Capital Transactions	(13,794,009)	(10,276,450)	(4,933,877)
Total Change in Net Assets	4,539,130	(9,384,707)	12,634,056
Net Assets at Beginning of Year	195,378,159	204,762,866	192,128,810
Net Assets at End of Year	$199,917,289	$195,378,159	$204,762,866
Capital Share Activity
Shares outstanding at beginning of year	19,762,647	21,246,345	22,181,003
Shares issued	—	—	—
Shares repurchased	(2,198,403)	(1,483,698)	(934,658)
Shares Outstanding at End of Year	17,564,244	19,762,647	21,246,345

See accompanying notes to consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$23,953,697	$891,743	$17,567,933
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain)/loss on investments	(19,179,340)	7,433,619	(913,982)
Net change in unrealized (appreciation)/depreciation of investments	(13,339,859)	(9,641,050)	(34,775,696)
Change in deferred tax liability	(885,566)	(6,716,735)	(2,757,070)
Amortization of discount on 5.25% Convertible Senior Notes due 2018	—	492,170	869,751
Amortization of discount on 4.75% Convertible Senior Notes due 2023	369,124	281,130	—
Amortization of deferred financing costs	—	51,636	48,678
Amortization of fixed income security premiums and discounts	(5,066)	(30,660)	(139,544)
Write-off of deferred offering costs	267,541	325,248	—
Stock-based compensation	998,355	—	—
Paid-in-kind interest	(383,980)	(386,546)	(152,270)
Adjustments to escrow proceeds receivable	29,178	1,034,704	603,456
Purchases of investments in:
Portfolio investments	(25,569,685)	(10,669,035)	(191,274)
U.S. Treasury bills	(299,930,250)	(399,893,952)	(360,031,336)
Proceeds from sales or maturity of investments in:
Portfolio investments	65,603,252	33,925,585	77,031,789
U.S. Treasury bills	350,000,000	400,000,000	290,000,000
Change in operating assets and liabilities:
Due from controlled investments	—	840	(840)
Prepaid expenses and other assets	(1,548,164)	1,214	4,959
Interest and dividends receivable	171,040	(220,529)	57,805
Deferred financing costs	(11,382)	—	—
Escrow proceeds receivable	2,229,279	(1,891,126)	(603,456)
Due to GSV Asset Management(1)	—	(231,697)	(190,328)
Payable for securities purchased	(44,733,443)	(5,722)	62,987,075
Accounts payable and accrued expenses	653,236	32,484	122,592
Payable to executive officers	1,369,873	—	—
Accrued incentive fees(1)	(4,660,472)	(4,617,613)	7,151,641
Accrued management fees(1)	(415,056)	(9,391)	(99,607)
Accrued interest payable	—	(581,563)	—
Net Cash Provided by Operating Activities	34,982,312	9,574,753	56,590,276
Cash Flows from Financing Activities
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	—	40,000,000	—
Deferred debt issuance costs	—	(1,846,620)	—
Repurchases of common stock	(14,792,364)	(10,276,450)	(4,933,877)
Repayment of 5.25% Convertible Senior Notes due 2018	—	(69,272,565)	—
Dividends paid	(3,512,849)	—	—
Realized loss on repurchase of 5.25% Convertible Senior Notes due 2018	—	397,846	—
Borrowings under credit facility	—	—	16,000,000
Repayments under credit facility	—	—	(16,000,000)
Deferred credit facility costs	—	—	(100,313)
Deferred offering costs	—	(231,401)	(50,120)
Net Cash Used in Financing Activities	$(18,305,213)	$(41,229,190)	$(5,084,310)
See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
Total Increase/(Decrease) in Cash Balance	$16,677,099	$(31,654,437)	$51,505,966
Cash Balance at Beginning of Year	28,184,163	59,838,600	8,332,634
Cash Balance at End of Year	$44,861,262	$28,184,163	$59,838,600

Supplemental Information:
Interest paid	$2,018,336	$4,127,163	$3,684,410
Taxes paid	$33,825	$496,912	$54,014
See accompanying notes to consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B 8%	Online Education	6/9/2013	2,961,399	$14,519,519	$33,569,902	16.79%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	16,189,935	31,582,084	15.80%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	25,674,019	12.84%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	10,896,585	5.45%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	10,867,365	5.43%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Preferred shares, Series D 6%	Micromobility	1/25/2019	41,237,113	10,006,800	10,000,000	5.00%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares***(11)	Cannabis REIT	9/11/2019	312,500	7,500,000	7,384,738	3.69%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,758,702	2.38%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	2,488,130	1.24%
Total				5,002,720	7,246,832	3.62%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B 6%	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	6,186,877	3.09%
Common shares		7/20/2011	770,934	123,987	890,340	0.45%
Total				2,383,703	7,077,217	3.54%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	4,471,678	2.24%
Convertible Promissory Note 5%, Due 1/31/2021***		8/12/2019	$280,000	281,190	321,168	0.16%
Total				1,283,005	4,792,846	2.40%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B 8%	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	1.00%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	963,533	0.48%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,491	0.39%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	21,499	0.01%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$90,567,041	$152,866,112	76.46%
See accompanying notes to consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%(7)	Digital Media Platform	9/11/2019	683,482	$2,414,178	$2,970,252	1.49%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	1,182,260	0.59%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	5,001,420	2.50%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	4,528,107	2.27%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	2,002,143	1.00%
Total				10,945,024	15,684,182	7.85%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%(10)	Interactive Learning	11/26/2019	329,337	257,267	503,120	0.25%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,391,000	2.70%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,248,804	1.62%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	157,949	0.08%
Total				6,387,741	9,300,873	4.65%
GreenAcreage Real Estate Corp.	New York, NY
Common shares	Cannabis REIT	8/12/2019	375,000	7,501,530	7,500,000	3.75%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	8,555,124	3,880,621	1.94%
Convertible Promissory Note 8% Due 8/23/2024***(9)		2/17/2016	$1,010,198	1,030,176	1,010,198	0.51%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	20,625	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	135,000	0.07%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	62,500	0.03%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	2,500	0.00%
Total				9,764,414	5,111,444	2.56%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)(6)	Corporate Education	11/26/2014	$1,251,158	1,256,191	312,789	0.15%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	34,980	0.02%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 2/14/2020		5/31/2013	16,903	—	—	—%
Total				4,040,875	347,769	0.17%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$52,857,243	$37,944,268	18.98%

See accompanying notes to consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(8)	Clean Technology	4/15/2014	14,300,000	$7,151,412	$775,198	0.39%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	775,198	0.39%

Total Controlled				$7,161,412	$775,198	0.39%

Total Portfolio Investments				$150,585,696	$191,585,578	95.83%

U.S. Treasury
U.S. Treasury bill, 0%, due 1/2/2020***(3)		12/30/2019	$50,000,000	49,996,667	50,000,000	25.01%

TOTAL INVESTMENTS				$200,582,363	$241,585,578	120.84%

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

**
Indicates assets that Sutter Rock Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2019, 0.00% of its total investments are non-qualifying assets.

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

(3)
Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. As of December 31, 2019, no investments held by Sutter Rock Capital Corp. were considered Level 1 or Level 2. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2019, the investments noted had been placed on non-accrual status.

(5)	Sutter Rock Capital Corp.’s investments in StormWind, LLC are held through Sutter Rock Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
On October 24, 2019, CUX, Inc. (d/b/a CorpU) completed a recapitalization, which amended Sutter Rock Capital Corp.'s investment in the Senior Subordinated Convertible Promissory Note. As a result of the recapitalization, the principal amount of Sutter Rock Capital Corp.'s Senior Subordinated Convertible Promissory Note was reduced by $109,331, the interest rate was reduced to 4%, and the maturity was extended to February 14, 2023.

(7)
On September 11, 2019, Sutter Rock Capital Corp. agreed to convert its 5% Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2019

(8)	During the year ended December 31, 2019, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and Sutter Rock Capital Corp. received, an aggregate of $400,000 in dividend distributions.

(9)
On August 23, 2019, Sutter Rock Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, Sutter Rock Capital Corp’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while Sutter Rock Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under Sutter Rock Capital Corp’s 12% Convertible Promissory Note due 12/31/2019 will be capitalized into the principal of the extended Convertible Promissory Note, and the interest on the Convertible Promissory Note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, Sutter Rock Capital Corp.’s fully diluted ownership of voting securities in the company decreased from 50.0% to 8.5%. As such, Sutter Rock Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

(10)
On November 26, 2019, Sutter Rock Capital Corp. invested $250,000 in StormWind, LLC's Series D financing round. As part of the round, Sutter Rock Capital Corp.'s fully diluted ownership of voting securities decreased from 25.6% to 23.4%. As such, Sutter Rock Capital Corp.'s investments in StormWind, LLC have been recategorized from controlled investments to non-controlled/affiliated investments.

(11)	During year ended December 31, 2019, Treehouse Real Estate Investment Trust Inc. declared, and Sutter Rock Capital Corp. received an aggregate of $100,000 in dividend distributions.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	$16,189,935	$34,053,394	17.43%
Spotify Technology S.A.**	Stockholm, Sweden
Common shares(3)(7)	On-Demand Music Streaming	8/6/2012	235,360	10,002,084	26,713,360	13.67%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B	Online Education	6/9/2013	2,961,399	14,519,519	23,111,889	11.83%
Dropbox, Inc.**	San Francisco, CA
Common shares(3)(8)	Cloud Computing Services	11/15/2011	874,990	13,656,926	17,876,046	9.15%
Lyft, Inc.	San Francisco, CA
Preferred shares, Series E	On-Demand Transportation	3/11/2015	128,563	2,503,585	6,583,483	3.37%
Preferred shares, Series D		3/21/2014	176,266	1,792,749	9,026,269	4.62%
Total				4,296,334	15,609,752	7.99%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A	Online Education	9/18/2014	2,145,509	5,000,001	14,106,625	7.22%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	10,097,442	5.17%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	5,943,577	3.04%
Common shares(13)		7/20/2011	770,934	123,987	855,327	0.44%
Total				2,383,703	6,798,904	3.48%
Parchment, Inc.	Scottsdale, AZ
Preferred shares, Series D 8%	E-Transcript Exchange	10/1/2012	3,200,512	4,000,982	6,151,161	3.15%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,000,000	2.05%
Preferred shares, Series A		10/16/2014	879,198	1,002,440	2,091,436	1.07%
Total				5,002,720	6,091,436	3.12%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	3,511,661	1.80%
Knewton, Inc.	New York, NY
Preferred shares, Series E	Online Education	12/16/2013	375,985	4,999,999	2,021,690	1.03%
Convertible Promissory Note 8% Due 12/31/2019(12)		7/23/2018	$134,405	135,213	134,405	0.07%
Total				5,135,212	2,156,095	1.10%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	1.02%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	999,975	0.51%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	789,492	0.41%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.49% Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$105,869,607	$170,067,233	87.05%
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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 1—NATURE OF OPERATIONS

Sutter Rock Capital Corp. ("we", "us", "our", “Company” or “Sutter Rock Capital”), formerly known as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally-managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure ("Internalization") and we began operating as an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to March 12, 2019, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). Refer to "Note 3 — Related-Party Arrangements" for further detail.

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s common stock is currently listed on the Nasdaq Capital Market under the symbol “SSSS” (formerly "GSVC"). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of December 31, 2019, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
Subsidiaries below are referred to collectively, as the “Taxable Subsidiaries”
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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of consolidated financial statements for the period have been included.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s consolidated financial statements include its accounts and the accounts of the Taxable Subsidiaries and GCL, its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2019 and December 31, 2018, for details regarding the nature and composition of the Company’s investment portfolio.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

Escrow Proceeds Receivable

During the year ended December 31, 2019, the Company completed the sale of its investment in Knewton, Inc. During the year ended December 31, 2018, the Company completed the sale of its investments in General Assembly Space, Inc., Lytro, Inc., SugarCRM, Inc., and DreamBox Learning, Inc. A portion of the proceeds from the sale of these portfolio investments and those sold in prior years are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Consolidated Statements of Operations for the period in which they occurred. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. As of December 31, 2019 and December 31, 2018, the Company had $265,303 and $2,494,582, respectively, in escrow proceeds receivable. During the year ended December 31, 2019, the Company received escrow proceeds from the prior year sales of SugarCRM, Inc., DreamBox Learning, Inc., Gilt Groupe Holdings, Inc., Lytro, Inc., General Assembly Space, Inc., and JAMF Holdings, Inc.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of December 31, 2019 and December 31, 2018, the Company had deferred financing costs of $11,382 and $267,541, respectively, on the Consolidated Statements of Assets and Liabilities.

	December 31, 2019	December 31, 2018
Deferred credit facility costs	$11,382	$—
Deferred offering costs	—	267,541
Deferred Financing Costs	$11,382	$267,541

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2019 and December 31, 2018, the Company had no material escrow deposits.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the Taxable Subsidiaries are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Recently Adopted Accounting Standards

In February 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, which amends various SEC paragraphs pursuant to the issuance of recent SEC Final Rule Releases. The guidance requires interim financial statements to provide the information required by SEC for the current and comparative year-to-date periods, with subtotals for each interim period. The guidance in ASU 2019-07, and the related amendments, are effective upon issuance. The Company adopted ASU 2019-07 and amended the presentation of the Consolidated Statements of Changes in Net Assets beginning June 30, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This amendment expands the scope of Topic 718, Compensation—Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees, and is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. The Company adopted ASU 2018-07 in connection with the equity awards granted to our executive officers and employees beginning July 17, 2019.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of FASB ASC 820, Fair Value Measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company did not early adopt the eliminated and modified disclosure requirements during the year ended December 31, 2019, but is evaluating the guidance for our adoption upon its effective date.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, this final rule requires an investment company to present distributable earnings in total on the consolidated balance sheet, rather than showing the three components of distributable earnings as previously required. The Company decided not to adopt the changes as the current more detailed and expanded disclosure presentation was deemed to be most helpful, useful, and transparent for users of our consolidated financial statements.

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

The accounting implications and related controls associated with the Internalization were analyzed and updated for fiscal year 2019.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

For the years ended December 31, 2019, 2018, and 2017, the Company incurred $667,563, $0, and $0 respectively, of consulting expense related to the Consulting Agreement, as included in "professional fees" on the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company recorded $332,437 and $0 of prepaid expense related to the Consulting Agreement on the Consolidated Statements of Assets and Liabilities.

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

For the years ended December 31, 2019, 2018, and 2017, the Company incurred $667,563, $0, and $0, respectively, of licensing expense, as included in "other expenses" on the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company recorded $332,437 and $0 of prepaid expense related to the Amended and Restated Trademark License Agreement on the Consolidated Statements of Assets and Liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

GSV Asset Management earned $848,723, $5,199,900, and $5,666,176 in management fees for the years ended December 31, 2019, 2018, and 2017, respectively, and waived $0, $892,421, and $708,272 in management fees for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company was required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Consolidated Statements of Assets and Liabilities as of December 31, 2018 or prior to the termination of the Investment Advisory Agreement. The accrual considered both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the year ended December 31, 2019, the Company reversed previously accrued incentive fees of $4,660,472 due to the termination of the Investment Advisory Agreement. For the year ended December 31, 2018, the Company accrued incentive fees of $382,387. Pursuant to the Waiver Agreement, on February 2, 2018, GSV Asset Management forfeited $5.0 million of the accrued

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

incentive fees. For the year ended December 31, 2017, the Company accrued incentive fees of $7,151,641. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

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

As of each of December 31, 2019 and December 31, 2018, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

Administration Agreement

On March 12, 2019, in connection with the Company's Internalization, the Administration Agreement was terminated in accordance with its terms.

Prior to the Internalization, the Company had entered into the Administration Agreement with GSV Capital Service Company to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping, record keeping services, and other administrative services. The Company reimbursed GSV Capital Service Company an allocable portion of overhead and other expenses in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s President, Chief Financial Officer, Chief Compliance Officer and other staff

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

providing administrative services. While there was no limit on the total amount of expenses the Company may have been required to reimburse to GSV Capital Service Company, GSV Capital Service Company would only charge the Company for the actual expenses GSV Capital Service Company incurred on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to GSV Capital Service Company. There were $306,084, $1,702,047, and $1,874,839 in such costs incurred under the Administration Agreement for the years ended December 31, 2019, 2018, and 2017, respectively. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company on behalf of the Company going forward.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of December 31, 2019, the Company had 46 positions in 23 portfolio companies. As of December 31, 2018, the Company had 55 positions in 26 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Common Stock	$63,425,065	$59,209,559	29.6%	$48,424,535	$48,517,824	24.9%
Preferred Stock	73,557,331	125,448,358	62.8%	89,715,085	99,856,159	51.1%
Debt Investments	4,838,415	1,644,155	0.8%	9,156,012	5,584,994	2.9%
Options	8,764,885	5,283,506	2.6%	209,761	267,446	0.1%
Private Portfolio Companies	150,585,696	191,585,578	95.8%	147,505,393	154,226,423	79.0%
Publicly Traded Portfolio Companies
Common Stock	—	—	—%	23,659,010	44,589,406	22.8%
Total Portfolio Investments	150,585,696	191,585,578	95.8%	171,164,403	198,815,829	101.8%
Non-Portfolio Investments
U.S. Treasury bill	49,996,667	50,000,000	25.0%	99,982,067	99,994,000	51.1%
Total Investments	$200,582,363	$241,585,578	120.8%	$271,146,470	$298,809,829	152.9%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The geographic and industrial compositions of the Company’s portfolio at fair value as of December 31, 2019 and December 31, 2018 were as follows:

	As of December 31, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$176,331,572	92.0%	88.2%	$167,687,933	84.4%	85.8%
Mid-west	7,406,237	3.9%	3.7%	—	—%	—%
Northeast	7,847,769	4.1%	3.9%	4,414,536	2.2%	2.3%
International	—	—%	—%	26,713,360	13.4%	13.7%
Total	$191,585,578	100.0%	95.8%	$198,815,829	100.0%	101.8%

	As of December 31, 2019			As of December 31, 2018
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$82,578,640	43.1%	41.3%	$64,480,375	32.4%	33.0%
Marketplaces(1)	23,321,809	12.2%	11.6%	33,892,561	17.1%	17.3%
Financial Technology(1)	26,754,801	14.0%	13.4%	7,798,878	3.9%	4.0%
Big Data/Cloud	31,582,084	16.5%	15.8%	51,929,440	26.1%	26.6%
Social/Mobile	26,573,046	13.8%	13.3%	39,964,377	20.1%	20.5%
Sustainability	775,198	0.4%	0.4%	750,198	0.4%	0.4%
Total	$191,585,578	100.0%	95.8%	$198,815,829	100.0%	101.8%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2019 and December 31, 2018 are as follows:

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$59,209,559	$59,209,559
Preferred Stock	—	—	125,448,358	125,448,358
Debt Investments	—	—	1,644,155	1,644,155
Options	—	—	5,283,506	5,283,506
Private Portfolio Companies	—	—	191,585,578	191,585,578
Publicly Traded Portfolio Companies
Common Stock	—	—	—	—
Total Portfolio Investments	—	—	191,585,578	191,585,578
Non-Portfolio Investments
U.S. Treasury bills	50,000,000	—	—	50,000,000
Total Investments at Fair Value	$50,000,000	$—	$191,585,578	$241,585,578

	As of December 31, 2018
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Common Stock	$—	$—	$48,517,824	$48,517,824
Preferred Stock	—	—	99,856,159	99,856,159
Debt Investments	—	—	5,584,994	5,584,994
Options	—	—	267,446	267,446
Private Portfolio Companies	—	—	154,226,423	154,226,423
Publicly Traded Portfolio Companies
Common Stock	44,589,406	—	—	44,589,406
Total Portfolio Investments	44,589,406	—	154,226,423	198,815,829
Non-Portfolio Investments
U.S. Treasury bills	99,994,000	—	—	99,994,000
Total Investments at Fair Value	$144,583,406	$—	$154,226,423	$298,809,829

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2019 and December 31, 2018. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of December 31, 2019

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)
Common stock in private companies	$59,209,559	Market approach	AFFO multiple	16.67x - 37.32 (25.09x)
			Revenue multiples	1.45x - 3.23x (2.86x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$125,448,358	Market approach	Revenue multiples	1.89x - 5.43x (3.77x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM	Revenue multiples	1.23x - 2.05x (1.83x)
			Precedent transactions	2.97x - 3.23x (3.10x)
Debt investments	$1,644,155	Market approach	Revenue multiples	1.45x - 1.57x (1.51x)
		PWERM	Revenue multiples	N/A
			Liquidation value	N/A
Options	$5,283,506	Option pricing model	Term to expiration (Years)	0.13 - 8.30 (5.35)
			Volatility	30.0%-48.0% (36.0%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)

________________________

(1)
As of December 31, 2019, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2019 as follows:

	Year Ended December 31, 2019
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Transfers out of Level 3(1)	—	(21,947,688)	—	—	(21,947,688)
Purchases, capitalized fees and interest	15,001,530	10,576,421	359,095	16,618	25,953,664
Sales/Maturity of investments	—	—	(51,511)	—	(51,511)
Exercises and conversions(1)	(1,000)	(6,435,123)	(2,102,384)	8,538,507	—
Amortization of fixed income security premiums and discounts	—	—	5,065	—	5,065
Realized losses	—	(16,002,159)	(2,527,865)	—	(18,530,024)
Net change in unrealized appreciation/(depreciation) included in earnings	(4,308,795)	59,400,748	376,761	(3,539,065)	51,929,649
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2019	$(4,309,794)	$38,560,931	$(907,009)	$(3,539,066)	$29,805,062
________________________

(1)	During the year ended December 31, 2019, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Lyft, Inc.	Preferred shares, Series D Preferred shares, Series E	Public Common Shares (Level 2)
Ozy Media, Inc.	Convertible Promissory Note	Preferred shares, Series C-2
NestGSV, Inc (d/b/a GSV Labs, Inc.)	Common shares Preferred shares, Series A-1 Preferred shares, Series A-2 Preferred shares, Series A-3 Preferred shares, Series A-4	Derivative Security

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2019 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(3)	14,300,000	$400,000	$750,198	$—	$—	$—	$25,000	$775,198	0.39%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4 (7)	—	—	4,960,553	(4,904,498)	—	—	(56,055)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3 (7)	—	—	1,735,134	(2,005,730)	—	—	270,596	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2 (7)	—	—	300,000	(605,500)	—	—	305,500	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1 (7)	—	—	499,999	(1,021,778)	—	—	521,779	—	—%
Total Global Innovation Platform		—	7,495,686	(8,537,506)	—	—	1,041,820	—	—%
Total Preferred Stock		$400,000	$8,245,884	$(8,537,506)	$—	$—	$1,066,820	$775,198	0.39%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	$—	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares (7)	—	—	—	(1,000)	—	—	1,000	—	—%
Total Common Stock		$—	$—	$(1,000)	$—	$—	$1,000	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$400,000	$8,245,884	$(8,538,506)	$—	$—	$1,067,820	$775,198	0.39%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(5)	$1,251,158	$(13,142)	$1,360,489	$—	$3,553	$(109,331)	$(941,922)	$312,789	0.16%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018***(6)	$—	72,864	3,153,575	(2,102,384)	—	—	(1,051,191)	—	—%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018	$—	—	—	—	680	(2,334,832)	2,334,152	—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) –Convertible Promissory Note 8% Due 8/23/2024***(7)	$1,010,198	107,611	936,525	—	78,739	—	(5,066)	1,010,198	0.50%
Total Global Innovation Platform		107,611	936,525	—	78,739	—	(5,066)	1,010,198	0.50%
Total Debt Investments		$167,333	$5,450,589	$(2,102,384)	$82,972	$(2,444,163)	$335,973	$1,322,987	0.66%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$878,005	$—	$—	$—	$(843,025)	$34,980	0.02%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—	—%
Total Corporate Education		—	878,005	—	—	—	(843,025)	34,980	0.02%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	—	—	—	—	—	(9,999,999)	9,999,999	—	—%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	—	—	250,000	—	—	(501,360)	251,360	—	—%
EdSurge, Inc.–Preferred shares, Series A	—	—	269,848	—	—	(500,801)	230,953	—	—%
Total Education Media Platform		—	519,848	—	—	(1,002,161)	482,313	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6% (6)	683,482	—	—	2,102,384	311,794	—	556,074	2,970,252	1.49%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	5,001,420	5,001,420	2.50%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	4,528,107	4,528,107	2.26%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	2,002,143	2,002,143	1.00%
Total Digital Media Platform		—	—	2,102,384	311,794	—	12,087,744	14,501,922	7.25%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3 (7)	—	—	—	—	—	—	—	—	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1 (7)	—	—	—	—	—	—	—	—	—%
Total Global Innovation Platform		—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(4)(8)	329,337	$—	—	—	$257,267	$—	245,853	503,120	0.25%
StormWind, LLC–Preferred shares, Series C 8%(4)	2,779,134	—	7,194,971	—	—	—	(1,803,971)	5,391,000	2.70%
StormWind, LLC–Preferred shares, Series B 8%(4)	3,279,629	—	5,770,328	—	—	—	(2,521,524)	3,248,804	1.62%
StormWind, LLC–Preferred shares, Series A 8%(4)	366,666	—	421,525	—	—	—	(263,576)	157,949	0.08%
Total Interactive Learning		—	13,386,824	—	257,267	—	(4,343,218)	9,300,873	4.65%
Total Preferred Stock		$—	$14,784,677	$2,102,384	$569,061	$(11,002,160)	$17,383,813	$23,837,775	11.92%
Options
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020	16,903	$—	$19,946	$—	$—	$—	$(19,946)	$—	—%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	—	—	—	—	1,182,260	1,182,260	0.59%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(7)	187,500	—	26,250	—	—	—	(5,625)	20,625	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(7)	500,000	—	145,000	—	—	—	(10,000)	135,000	0.07%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021(7)	250,000	—	70,000	—	—	—	(7,500)	62,500	0.03%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021 (7)	100,000	—	556	—	—	—	(556)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022(7)	125,000	—	694	—	—	—	(694)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023(7)	250,000	—	5,000	—	—	—	(2,500)	2,500	0.00%
Derivative Security, Expiration Date 8/23/2024(7)	1	—	—	8,538,506	16,618	—	(4,674,503)	3,880,621	1.94%
Total Global Innovation Platform		—	247,500	8,538,506	16,618	—	(4,701,378)	4,101,246	2.05%
Total Options		$—	$267,446	$8,538,506	$16,618	$—	$(3,539,064)	$5,283,506	2.64%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	$—	$—	$—	$—	$—	$—	$—	—%
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares	375,000	—	—	—	7,501,530	—	(1,530)	7,500,000	3.75%
Total Common Stock		$—	$—	$—	$7,501,530	$—	$(1,530)	$7,500,000	3.75%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$167,333	$20,502,712	$8,538,506	$8,170,181	$(13,446,323)	$14,179,192	$37,944,268	18.98%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

** Indicates assets that Sutter Rock Capital Corp believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2019, 0.00% of its total investments are non-qualifying assets.

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

(3)	During the year ended December 31, 2019, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and Sutter Rock Capital Corp. received, an aggregate of $400,000 in dividend distributions.

(4)	Sutter Rock Capital Corp.’s investments in StormWind, LLC are held through Sutter Rock Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(5)
On October 24, 2019, CUX, Inc. (d/b/a CorpU) completed a recapitalization, which amended Sutter Rock Capital Corp.'s investment in the Senior Subordinated Convertible Promissory Note. As a result of the recapitalization, the principal amount of Sutter Rock Capital Corp.'s Senior Subordinated Convertible Promissory Note was reduced by $109,331, the interest rate was reduced to 4%, and the maturity was extended to February 14, 2023.

(6)
On September 11, 2019, Sutter Rock Capital Corp. agreed to convert its 5% Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

(7)
On August 23, 2019, Sutter Rock Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, Sutter Rock’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while Sutter Rock Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under Sutter Rock Capital Corp.’s 12% Convertible Promissory Note due 12/31/2019  will be capitalized into the principal of the extended note, and the interest on the note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, Sutter Rock Capital Corp.’s fully diluted ownership of voting securities decreased from 50.0% to 8.5%. As such, Sutter Rock Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

(8)
On November 26, 2019, Sutter Rock Capital Corp. invested $250,000 in StormWind, LLC's Series D financing round. As part of the round, Sutter Rock Capital Corp.'s fully diluted ownership of voting securities decreased from 25.6% to 23.4%. As such, Sutter Rock Capital Corp.'s investments in StormWind, LLC have been recategorized from controlled investments to non-controlled/affiliated investments.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

Modified Dutch Auction Tender Offer

On October 21, 2019, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash up to $10.0 million in shares of its common stock from its stockholders, which expired on November 20, 2019.  In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company selected the lowest price per share of not less than $6.00 per share and not greater than $8.00 per share, less any applicable withholding taxes and without interest, that could allow the Company to purchase that number of shares having an aggregate purchase price of $10.0 million. Upon the terms and subject to the conditions of the Modified Dutch Auction Tender Offer, if shares having an aggregate purchase price of less than $10.0 million were properly tendered and not properly withdrawn, the Company would purchase all shares properly tendered and not properly withdrawn.

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 1,449,275 shares, representing 7.6% of its outstanding shares, on or about November 22, 2019, at a price of $6.90 per share on a pro rata basis, excluding fees and expenses relating to the self-tender offer. The Company has determined that the proration factor for the tender offer was 78.1%. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

During the year ended December 31, 2019, the Company repurchased 749,128 shares of the Company’s common stock, including shares repurchased through the Modified Dutch Auction Tender Offer. As of December 31, 2019, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $5.0 million.

No new shares of the Company’s common stock were issued during the year ended December 31, 2019.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the year ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018	2017
Earnings per common share–basic:
Net change in net assets resulting from operations	$23,953,697	$891,743	$17,567,933
Weighted-average common shares–basic	19,328,414	20,617,890	21,924,490
Earnings per common share–basic	$1.24	$0.04	$0.80
Earnings per common share–diluted:
Net change in net assets resulting from operations	$23,953,697	$891,743	$17,567,933
Adjustment for interest and amortization on 5.25% Convertible Senior Notes due 2018(1)	—	—	—
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	2,269,124	—	—
Net change in net assets resulting from operations, as adjusted	$26,222,821	$891,743	$17,567,933
Adjustment for dilutive effect of 5.25% Convertible Senior Notes due 2018(1)	—	—	—
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	3,741,208	—	—
Weighted-average common shares outstanding–diluted	23,069,622	20,617,890	21,924,490
Earnings per common share–diluted	$1.14	$0.04	$0.80
______________________

(1)
For the years ended December 31, 2019, 2018, and 2017, 0, 6,079,068, and 5,751,815 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2019 and December 31, 2018, the Company had not entered into any investment agreements that required it to make a future investments in a portfolio company.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations. Except as described below, the Company is not currently a party to any material legal proceedings.

On March 12, 2020, a complaint was filed in the United States District Court in the Northern District of California, by Sutter Hill Ventures, captioned, Sutter Hill Ventures, a California limited partnership (Plaintiff) v. Sutter Rock Capital Corp, a Maryland corporation (Defendant). The complaint alleges that the Defendant infringed on the Plaintiff’s federally-registered service mark SUTTER HILL VENTURES; engaged in unfair competition and false designation of origin under Section 43(a) of the Latham Act; and related claims of unfair competition and trademark infringement under California common law.  The Plaintiff is seeking an injunction on Defendant from using the SUTTER ROCK and SUTTER ROCK CAPITAL marks and trade names, or any other mark or name that it views as similar to SUTTER HILL and SUTTER HILL VENTURES; an unspecified amount of damages and disgorgement of Defendant’s profits; a determination that the alleged infringement was willful, intentional and deliberate,

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

warranting an award to Plaintiff of three times Defendant’s profits and three times Plaintiff’s damages; an award of Plaintiff’s attorney’s fees and cost; and an award of prejudgment and post judgment interest. While the Company is unable to determine the ultimate outcome of this matter, the Company believes that the alleged claims in the complaint are frivolous and completely without merit and intend to defend this lawsuit vigorously.

Operating Leases & Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease commenced June 3, 2019 and expires July 31, 2024. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of December 31, 2019, the Company has booked a right of use asset and operating lease liability of $787,056 and $787,056, respectively, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019 and December 31, 2018, the Company recorded a security deposit of $16,574 and $0, respectively, on the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2019, the Company incurred $73,059 of operating lease expense. The amounts reflected on the Consolidated Statements of Assets and Liabilities have been discounted using the rate implicit in the lease. As of December 31, 2019, the remaining lease term was 4.6 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of December 31, 2019:

For the Years Ended December 31,	Amount
2020	174,563
2021	179,800
2022	185,194
2023	190,750
2024	113,604
$843,911

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Basic Share Data
Net asset value at beginning of the year	$9.89	$9.64	$8.66	$12.08	$14.80
Net investment loss(1)	(0.49)	(0.37)	(0.95)	(0.06)	(2.52)
Net realized gain/(loss) on investments(1)	0.99	(0.36)	0.04	(0.12)	2.80
Benefit from taxes on net realized loss of investments(1)	—	—	—	—	0.02
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	(0.02)	—	—	—
Net change in unrealized appreciation/(depreciation) of investments(1)	0.69	0.47	1.59	(3.30)	(0.69)
Benefit from taxes on unrealized depreciation of investments(1)	0.05	0.33	0.13	0.10	0.83
Dividends declared	(0.32)	—	—	(0.04)	(2.76)
Repurchase of common stock	0.52	0.20	0.18	—	—
Stock-based compensation(1)	0.05	—	—	—	—
Net asset value at end of year	$11.38	$9.89	$9.64	$8.66	$12.08
Per share market value at end of year	$6.55	$5.22	$5.45	$5.03	$9.37
Total return based on market value(2)	31.61%	(4.22)%	8.35%	(23.29)%	8.57%
Total return based on net asset value(2)	15.08%	2.59%	11.32%	(27.74)%	(0.27)%
Shares outstanding at end of year	17,564,244	19,762,647	21,246,345	22,181,003	22,181,003
Ratios/Supplemental Data:
Net assets at end of year	$199,917,289	$195,378,159	$204,762,866	$192,128,810	$268,010,945
Average net assets	$209,261,190	$208,678,731	$199,457,678	$243,577,514	$296,560,393
Ratio of gross operating expenses to average net assets(3)	6.08%	7.09%	11.25%	0.82%	9.10%
Ratio of incentive fee waiver to average net assets	—%	(2.40)%	—%	—%	—%
Ratio of management fee waiver to average net assets	—%	(0.43)%	(0.36)%	—%	—%
Ratio of income tax provision to average net assets	(0.42)%	(3.22)%	(1.38)%	(0.87)%	(1.88)%
Ratio of net operating expenses to average net assets(3)	5.66%	1.04%	9.51%	(0.05)%	7.22%
Ratio of net investment loss to average net assets(3)	(4.52)%	(3.66)%	(10.47)%	(0.52)%	(16.41)%
Portfolio Turnover Ratio	12.95%	5.01%	0.07%	4.46%	8.30%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
For the year ended December 31, 2019, the Company excluded $1,769,820 of non-recurring reduction in expenses. For year ended December 31, 2018, the Company excluded $352,667 of non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

As of December 31, 2019 and December 31, 2018, the Company recorded a deferred tax liability of approximately $0.0 million and $0.9 million, respectively, of which approximately $0.0 million and $0.9 million relate to the difference in the book and tax basis of certain equity investments and net tax operating losses held by the Taxable Subsidiaries. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

For U.S. federal and state income tax purposes, a portion of the Taxable Subsidiaries’ net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2016–2019 and 2015–2019, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2019, there were no material interest or penalties incurred related to uncertain tax positions.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2019	2018
Capital in excess of par value	$(14,113,460)	$(7,254,108)
Accumulated undistributed net investment loss	14,113,460	7,254,108
Accumulated net realized gains from investments	—	—

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions declared in the years ended December 31, 2019, 2018, and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Ordinary income	$—	$—	$—
Long-term capital gain	5,620,558	—	—
Return of capital	—	—	—
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2019 and 2018, was $194,194,622 and $265,015,996, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2019 was $87,999,577 and $40,608,621, respectively, and on investments owned at December 31, 2018, was $90,435,707 and $56,641,871, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2019 and 2018, was $47,390,956 and $33,793,836, respectively.

At December 31, 2019 and 2018 the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2019	2018
Accumulated net realized losses on investments	$(330,522)	$(13,821,840)
Unrealized appreciation	47,390,956	32,908,270
Components of distributable earnings at year end	$47,060,434	$19,086,430

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 10—DEBT CAPITAL ACTIVITIES

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

The initial conversion rate for the 4.75% Convertible Senior Notes due 2023 was 93.2836 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represented an initial conversion price of approximately $10.72 per share. As a result of the Company’s Modified Dutch Auction Tender Offer and cash dividends, the conversion rate for the 4.75% Convertible Senior Notes due 2023 changed to 97.9448 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represents a current conversion price of approximately $10.21 per share. Following certain corporate transactions that occur on or prior to the stated maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 4.75% Convertible Senior Notes due 2023 in connection with such a corporate transaction. If a fundamental change, as defined in the indenture governing the 4.75% Convertible Senior Notes due 2023, occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their 4.75% Convertible Senior Notes due 2023 at a fundamental change purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

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

	December 31, 2019	December 31, 2018
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Direct deduction of deferred debt issuance costs	$(1,196,365)	$(1,565,489)
4.75% Convertible Senior Notes due 2023 Payable	$38,803,635	$38,434,511

As of December 31, 2019 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, the Company was required under the terms of the Credit Facility to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and was required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 were repaid in full. The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. In addition, the Credit Facility matured on May 31, 2019. As a result, the company is no longer subject to such requirements.

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

Western Alliance Bank Credit Facility

The Credit Facility (defined below) matured on May 31, 2019. There were no borrowings by the Company from the Credit Facility during the year ended December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of December 31, 2019, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

For the years ended December 31, 2019 and 2018, the Company had no borrowings under the Credit Facility.

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
On July 17, 2019, stock options providing the right to purchase up to 1,165,000 shares were granted under the 2019 Plan with an exercise price equal to the market price of our common stock at the grant date. These stock options have a vesting period of 3 years with 1/3 vesting immediately on the grant date, 1/3 vesting on July 17, 2020, and the remaining 1/3 vesting on July 17, 2021.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2018	—	$—	$—
Granted	1,165,000	6.57	2.57
Vested	388,333	6.57	2.57
Exercised	—	—	—
Forfeited	6,667	6.57	2.57
Expired	3,333	6.57	2.57
Exercisable as of December 31, 2019	385,000	6.57	2.57
The time-based options granted on July 17, 2019 have a weighted-average fair value of $2.57 per share. For the time-based options valued using the Black-Scholes option-pricing model, we used the following assumption inputs:

Assumption Inputs	Amount as of July 17, 2019
Term to exercise (years)	5.55
Volatility	39.47%
Risk-free interest rate	1.86%
Dividend yield	—%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

For the year ended December 31, 2019, we recognized the stock-based compensation expense of $998,355, and amount of cash received from the exercise of stock options was $0. As of December 31, 2019, there was $1,979,570 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Plan. The remaining cost is expected to be recognized over the remaining weighted-average vesting period of 1.05 years.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2020 through March 13, 2020, the Company sold investments of $10,786,346 as shown in the following table:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price	Net Proceeds(1)	Realized Gain
Parchment, Inc.	1/31/2020	3,200,512	$3.37	10,786,346	6,785,364
__________________

(1)
On January 31, 2020, Parchment, Inc. closed a merger with Credentials Solutions. As a result of the transaction, we have received $10,786,346 in net proceeds and expect to receive approximately $110,000 in additional proceeds held in escrow.

From January 1, 2020 through March 13, 2020, the Company did not purchase any investments.

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

Share Repurchase Program

On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” for additional information on the Share Repurchase Program.

From January 1, 2020 through March 13, 2020, we repurchased an additional 237,612 shares under the Share Repurchase Program for an aggregate purchase price of $1.5 million.

Appointment of CCO

On March 9, 2020, our Board of Directors appointed Allison Green, our Chief Financial Officer, Treasurer and Secretary, to serve as our Chief Compliance Officer effective March 15, 2020. Carl Rizzo served as our Chief Compliance Officer pursuant to an agreement between us and Alaric Compliance Services LLC until March 15, 2020.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total Investment Income	$400,296	$380,226	$487,952	$227,250
Total Operating Expenses	2,963,631	5,082,430	3,293,183	(392,452)
Net Investment Gain/(Loss)	(2,563,335)	(4,702,204)	(2,805,231)	619,702
Net Realized Gain/(Loss) on Investments	7,881,839	1,772,961	13,590,233	(4,065,693)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(3,110,267)	8,190,695	(12,440,320)	20,699,751
Benefit from/(Provision for) Taxes on Unrealized Depreciation/(Appreciation) of Investments	—	—	979,713	(94,147)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$2,208,237	$5,261,452	$(675,605)	$17,159,613
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$0.12	$0.27	$(0.03)	$0.87
Diluted	$0.12	$0.25	$(0.03)	$0.75
Weighted Average Common Shares Outstanding–Basic	18,372,212	19,472,785	19,719,706	19,762,647
Weighted Average Common Shares Outstanding–Diluted	18,372,212	23,204,129	19,719,706	23,493,991

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total Investment Income	$530,076	$246,352	$592,073	$249,335
Total Operating Expenses	(1,152,869)	4,556,625	6,344,272	5,396,806
Management Fee Waiver	—	(402,074)	(335,403)	(154,944)
Incentive Fee Waiver	—	—	—	(5,000,000)
Net Investment Gain/(Loss)	1,682,945	(3,908,199)	(5,416,796)	7,473
Net Realized Gain/(Loss) on Investments	99,544	(10,119,771)	3,363,333	(776,725)
Loss on Extinguishment of Debt	—	—	—	(397,846)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(22,507,314)	14,142,375	9,872,595	8,133,394
Benefit from Taxes on Unrealized Depreciation of Investments	5,491,460	214,404	1,010,871	—
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(15,233,365)	$328,809	$8,830,003	$6,966,296
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.77)	$0.02	$0.42	$0.33
Diluted	$(0.77)	$0.02	$0.35	$0.30
Weighted Average Common Shares Outstanding–Basic	19,904,807	20,462,626	20,968,850	21,150,662
Weighted Average Common Shares Outstanding–Diluted	19,904,807	20,462,626	28,866,674	26,713,656

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

NOTE 14—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of December 31, 2019, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Balance Sheet Data as of: (1)(2)	December 31, 2019	December 31, 2018
Current assets	$124,780	$9,343,138
Noncurrent assets	1,466,808	6,411,138
Current liabilities	55	21,748,571
Noncurrent liabilities	—	7,685,923
Non-controlling interest	—	—

Income Statement Data for the Year Ended: (1)(2)	December 31, 2019	December 31, 2018	December 31, 2017
Revenue	$16,658,581	$21,143,859	$23,668,762
Gross profit	11,782,727	15,323,694	19,176,169
Loss from operations	(2,873,964)	(7,958,029)	(4,258,110)
Total net loss including net loss attributable to non-controlling interest	(2,873,964)	(7,958,029)	(4,258,110)
Net loss attributable to non-controlling interest	—	—	—

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

__________________

(1)
On August 23, 2019, Sutter Rock Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). Under the amended structure, Sutter Rock Capital Corp.’s fully diluted ownership of voting securities decreased from 50.0% to 8.5%. As such, Sutter Rock Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments and NestGSV, Inc. (d/b/a GSV Labs, Inc.) is no longer considered a significant subsidiary.

(2)
On November 26, 2019, Sutter Rock Capital Corp. invested $250,000 in StormWind, LLC's Series D financing round. As part of the round, Sutter Rock Capital Corp.'s fully diluted ownership of voting securities decreased from 25.6% to 23.4%. As such, Sutter Rock Capital Corp.'s investments in StormWind, LLC have been recategorized from controlled investments to non-controlled/affiliated investments and StormWind, LLC is no longer considered a significant subsidiary.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Report of the Independent Registered Public Accounting Firm

Marcum LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which appears on page 72 of this annual report on Form 10-K.

(d)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Appointment of Chief Compliance Officer

On March 9, 2020, our Board of Directors appointed Allison Green, age 34, our Chief Financial Officer, Treasurer and Secretary, to serve as our Chief Compliance Officer effective March 15, 2020. Carl Rizzo served as our Chief Compliance Officer pursuant to an agreement between us and Alaric Compliance Services LLC until March 15, 2020.

Ms. Green has served as our Chief Financial Officer since April 2019, as our Treasurer and Corporate Secretary since June 2018 and as our Controller from July 2017 to April 2019. Ms. Green served as our Senior Vice President of Finance from May 2018 to April 2019 and as the Vice President of GSV Asset Management, LLC from July 2017 to March 2019. Prior to joining Sutter Rock Capital Corp. and GSV Asset Management, LLC, the Company’s former investment adviser, she was the Controller and an accounting and financial consultant at Rise Companies Corp., the parent company of Fundrise, a Washington DC-based crowdfunded real estate investment platform, from April 2016 to April 2017. Prior to Rise Companies Corp., Ms. Green was the Controller at the Girl Scout Council of the Nation’s Capital and a ProInspire Fellow at the Council from September 2013 to April 2016. Ms. Green was a member of the Fund Management and Coinvestment teams at The Carlyle Group, focusing on Europe and US Real Estate and Energy Funds from June 2009 to August 2013 and began her career at Deloitte & Touche LLP in Los Angeles as an audit associate focused on financial services clients. Ms. Green is a Certified Public Accountant (CPA) (currently inactive) and graduated with degrees in Accounting and Finance from the University of Southern California. There are no family relationships between Ms. Green and any of the directors or executive officers of the Company, and there are no transactions in which Ms. Green has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Ms. Green and any other person pursuant to which Ms. Green was appointed as an officer of the Company.

PART II

OTHER INFORMATION
Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2020 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at http://investors.sutterrock.com/committee-details/code-business-conduct-and-ethics. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11.	Executive Compensation

The information required by Item 11 will be contained in the 2020 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2020 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2020 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2020 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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

(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Amended and Restated Bylaws(3)
4.1	Form of Common Stock Certificate(4)
4.2	First Supplemental Indenture, dated March 28, 2018, relating to the 4.75% Convertible Senior Notes due 2023, by and between the Company and U.S. Bank National Association, as trustee(5)
4.3	Form of 4.75% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.2)(5)
4.4	Description of Securities*
10.1	Employment Agreement, dated April 23, 2019, by and between GSV Capital Corp. and Mark D. Klein(6)
10.2	Employment Agreement, dated April 23, 2019, by and between GSV Capital Corp. and Allison Green(6)
10.3	Amended and Restated Trademark License Agreement by and between the Company and GSV Asset Management, LLC(7)
10.4	Consulting Agreement by and between the Company and Michael T. Moe(7)
10.5	Sutter Rock Capital Corp. 2019 Equity Incentive Plan (8)
10.6	Form of Sutter Rock Capital Corp. Non-Qualified Stock Option Award (8)
10.7	Dividend Reinvestment Plan(1)
10.8	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.9	Custody Agreement by and between the Company and U.S. Bank National Association(9)
14.1	Code of Ethics*
14.2	Code of Business Conduct and Ethics*
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

(5)
Previously filed in connection with Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191307) filed on March 28, 2018, and incorporated herein by reference.

(6)	Previously filed in connection with the Registrant's Quarterly Report on Form 10-Q (File No. 814-00852) filed on May 9, 2019, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on March 14, 2019, and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant's Registration Statement on Form S-8 (File No. 333-233755) filed on September 13, 2019, and incorporated by reference herein.

(9)
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

SUTTER ROCK CAPITAL CORP.

Date:	March 13, 2020	By:	/s/ Mark D. Klein
Mark D. Klein
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2020	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2020	By:	/s/ Mark D. Klein
Mark D. Klein President and Chief Executive Officer (Principal Executive Officer)
Date: March 13, 2020	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)
Date: March 13, 2020	By:	/s/ Leonard A. Potter
Leonard A. Potter Director
Date: March 13, 2020	By:	/s/ Ronald M. Lott
Ronald M. Lott Director
Date: March 13, 2020	By:	/s/ Marc Mazur
Marc Mazur Director
Date: March 13, 2020	By:	/s/ Lisa Westley
Lisa Westley Director