Form 10-Q
period 2020-03-31
SUTTER ROCK CAPITAL CORP.
filed 2020-05-08
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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

The issuer had 16,279,679 shares of common stock, $0.01 par value per share, outstanding as of May 8, 2020.

SUTTER ROCK CAPITAL CORP.

i

PART I

FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $86,566,059 and $90,567,041, respectively)	$131,324,194	$152,866,112
Non-controlled/affiliate investments (cost of $52,857,243 and $52,857,243, respectively)	27,868,854	37,944,268
Controlled investments (cost of $7,161,412 and $7,161,412, respectively)	729,500	775,198
Total Portfolio Investments	159,922,548	191,585,578
Investments in U.S. Treasury bills (cost of $50,000,556 and $49,996,667, respectively)	50,000,000	50,000,000
Total Investments (cost of $196,585,270 and $200,582,363, respectively)	209,922,548	241,585,578
Cash	46,095,103	44,861,263
Escrow proceeds receivable	207,375	265,303
Interest and dividends receivable	84,799	84,630
Deferred financing costs	11,382	11,382
Prepaid expenses and other assets(1)	1,721,265	1,755,933
Total Assets	258,042,472	288,564,089
LIABILITIES
Accounts payable and accrued expenses(1)	1,526,212	1,143,923
Payable to executive officers	1,557	1,369,873
Accrued interest payable	—	475,000
Dividends payable	—	2,107,709
Payable for securities purchased	45,101,259	44,746,660
4.75% Convertible Senior Notes due March 28, 2023(2)	38,897,646	38,803,635
Total Liabilities	85,526,674	88,646,800
Commitments and contingencies (Notes 7 and 10)
Net Assets	$172,515,798	$199,917,289
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 16,874,316 and 17,564,244 issued and outstanding, respectively)	$168,743	$175,642
Paid-in capital in excess of par	174,848,029	178,550,374
Accumulated net investment loss	(28,683,915)	(25,679,362)
Accumulated net realized gain/(loss) on investments	12,845,657	5,867,417
Accumulated net unrealized appreciation/(depreciation) of investments	13,337,284	41,003,218
Net Assets	$172,515,798	$199,917,289
Net Asset Value Per Share	$10.22	$11.38
See accompanying notes to condensed consolidated financial statements.
__________________________________________________

(1)
This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.

(2)
As of March 31, 2020 and December 31, 2019, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$155,085	$138,497
Dividend income	50,000	—
Non-controlled/affiliate investments:
Interest income	20,428	59,466
Dividend income	26,250	—
Controlled investments:
Interest income	—	29,287
Total Investment Income	251,763	227,250
OPERATING EXPENSES
Management fees(1)	—	848,723
Incentive fees/(Reversal of incentive fee accrual)(1)	—	(4,660,472)
Costs incurred under Administration Agreement(1)	—	306,084
Compensation expense	924,916	—
Directors’ fees	111,250	86,250
Professional fees	1,139,366	2,061,922
Interest expense	573,400	604,168
Income tax expense	8,665	3,763
Other expenses	498,719	357,110
Total Operating Expenses	3,256,316	(392,452)
Net Investment Income/(Loss)	(3,004,553)	619,702
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	6,978,240	8,269,138
Non-controlled/affiliate investments	—	(12,334,831)
Net Realized Gain/(Loss) on Investments	6,978,240	(4,065,693)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(17,544,822)	17,028,343
Non-controlled/affiliate investments	(10,075,414)	9,022,648
Controlled investments	(45,698)	(5,351,240)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(27,665,934)	20,699,751
Provision for taxes on unrealized appreciation of investments	—	(94,147)
Net Change in Net Assets Resulting from Operations	$(23,692,247)	$17,159,613
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(1.36)	$0.87
Diluted(2)	$(1.36)	$0.75
Weighted-Average Common Shares Outstanding
Basic	17,440,994	19,762,647
Diluted(2)	17,440,994	23,493,991
See accompanying notes to condensed consolidated financial statements.
____________________________________________________________________________________________________________________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

(2)
For the three months ended March 31, 2020 and 2019, 3,917,792 and 0 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Change in Net Assets Resulting from Operations
Net investment income/(loss)	$(3,004,553)	$619,702
Net realized gains/(losses) on investments	6,978,240	(4,065,693)
Net change in unrealized appreciation/(depreciation) of investments	(27,665,934)	20,699,751
Provision for taxes on unrealized appreciation of investments	—	(94,147)
Net Change in Net Assets Resulting from Operations	(23,692,247)	17,159,613
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(3,709,244)	—
Net Decrease in Net Assets Resulting from Capital Transactions	(3,709,244)	—
Total Change in Net Assets	(27,401,491)	17,159,613
Net Assets at Beginning of Year	199,917,289	195,378,159
Net Assets at End of Period	$172,515,798	$212,537,772
Capital Share Activity
Shares outstanding at beginning of year	17,564,244	19,762,647
Shares issued	—	—
Shares repurchased	(689,928)	—
Shares Outstanding at End of Period	16,874,316	19,762,647

See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(23,692,247)	$17,159,613
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gain)/loss on investments	(6,978,240)	4,065,693
Net change in unrealized (appreciation)/depreciation of investments	27,665,934	(20,699,751)
Change in deferred tax liability	—	94,147
Amortization of discount on 4.75% Convertible Senior Notes due 2023	94,011	91,017
Amortization of fixed income security premiums and discounts	—	(1,191)
Adjustments to escrow proceeds receivable	189,546	(8,359)
Purchases of investments in:
Portfolio investments	—	(10,008,040)
U.S. Treasury bills	(50,000,556)	(99,961,333)
Proceeds from sales or maturity of investments in:
Portfolio investments	10,786,346	11,871,346
U.S. Treasury bills	50,000,000	100,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	34,668	(491,345)
Interest and dividends receivable	(169)	(90,214)
Escrow proceeds receivable	57,928	317,027
Receivable from unsettled trades	—	(2,017,423)
Due to GSV Asset Management(1)	—	207,710
Payable for securities purchased	354,599	(19,449)
Accounts payable and accrued expenses	382,289	1,854,399
Payable to executive officers	(1,368,316)	—
Accrued incentive fees(1)	—	(4,660,472)
Accrued management fees(1)	—	(415,056)
Accrued interest payable	(475,000)	(475,000)
Net Cash Provided by/(Used in) Operating Activities	7,050,793	(3,186,681)
Cash Flows from Financing Activities
Repurchases of common stock	(3,709,244)	—
Dividends paid	(2,107,709)	—
Net Cash Used in Financing Activities	$(5,816,953)	$18,061,873

Total Increase/(Decrease) in Cash Balance	$1,233,840	$(3,186,681)
Cash Balance at Beginning of Year	44,861,263	28,184,163
Cash Balance at End of Period	$46,095,103	$24,997,482

Supplemental Information:
Interest paid	$956,190	$974,932
Taxes paid	$8,665	$3,763
See accompanying notes to condensed consolidated financial statements.
_______________________

(1)	This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B 8%	Online Education	6/9/2013	2,961,399	$14,519,519	$34,707,596	20.12%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	16,189,935	30,542,820	17.70%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	24,635,508	14.28%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,006,578	10,753,200	6.23%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,758,702	2.76%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	2,488,130	1.44%
Total				5,002,720	7,246,832	4.20%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares***(8)	Cannabis REIT	9/11/2019	312,500	7,500,000	6,592,922	3.82%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	5,160,592	2.99%
Convertible Promissory Note 5%, Due 1/31/2021***		8/12/2019	$280,000	281,190	356,168	0.21%
Total				1,283,005	5,516,760	3.20%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B 6%	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	3,958,470	2.29%
Common shares		7/20/2011	770,934	123,987	569,654	0.33%
Total				2,383,703	4,528,124	2.62%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Preferred shares, Series D 6%	Micromobility	1/25/2019	41,237,113	10,006,800	3,548,387	2.06%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B 8%	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	1.16%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	791,361	0.46%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	460,683	0.27%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$86,566,059	$131,324,194	76.12%
See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	9/11/2019	683,482	$2,414,178	$1,856,266	1.08%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	529,061	0.31%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	3,334,280	1.93%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	2,679,159	1.55%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	936,281	0.54%
Total				10,945,024	9,335,047	5.41%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	257,267	481,017	0.28%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,183,837	3.00%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,028,699	1.76%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	133,341	0.08%
Total				6,387,741	8,826,894	5.12%
GreenAcreage Real Estate Corp.	New York, NY
Common shares***(9)	Cannabis REIT	8/12/2019	375,000	7,501,530	6,750,000	3.91%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(7)	Global Innovation Platform	8/23/2019	1	8,555,124	1,996,070	1.16%
Convertible Promissory Note 8% Due 8/23/2024(4)(7)		2/17/2016	$1,010,198	1,030,176	505,099	0.29%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	10,313	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	70,000	0.04%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	32,500	0.02%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	2,500	0.00%
Total				9,764,414	2,616,482	1.52%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)	Corporate Education	11/26/2014	$1,251,158	1,256,191	312,789	0.18%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	27,642	0.02%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Total				4,040,875	340,431	0.20%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$52,857,243	$27,868,854	16.15%

See accompanying notes to condensed consolidated financial statements.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(6)	Clean Technology	4/15/2014	14,300,000	$7,151,412	$729,500	0.42%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	729,500	0.42%

Total Controlled				$7,161,412	$729,500	0.42%

Total Portfolio Investments				$146,584,714	$159,922,548	92.70%

U.S. Treasury
U.S. Treasury bill, 0%, due 4/2/2020***(3)		3/30/2020	$50,000,000	50,000,556	50,000,000	28.98%

TOTAL INVESTMENTS				$196,585,270	$209,922,548	121.68%

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

**
Indicates assets that Sutter Rock Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2020, 0.00% of its total investments are non-qualifying assets.

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

(3)
Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. As of March 31, 2020, no investments held by Sutter Rock Capital Corp. were considered Level 1 or Level 2. Refer to “Note 4—Investments at Fair Value”.

(4)	As of March 31, 2020, the investments noted had been placed on non-accrual status.

(5)	Sutter Rock Capital Corp.’s investments in StormWind, LLC are held through Sutter Rock Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by Sutter Rock Capital Corp. do not entitle Sutter Rock Capital Corp. to a preferred dividend rate. During the three months ended March 31, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and Sutter Rock Capital Corp. received, an aggregate of $0 in dividend distributions. Sutter Rock Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
March 31, 2020

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

(8)
During the three months ended March 31, 2020, Treehouse Real Estate Investment Trust Inc. declared, and Sutter Rock Capital Corp. received, an aggregate of $50,000 in dividend distributions. Sutter Rock Capital Corp. does not anticipate that Treehouse Real Estate Investment Trust Inc. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(9)
During the three months ended March 31, 2020, GreenAcreage Real Estate Corp. declared a $26,250 dividend distribution. Sutter Rock Capital Corp. does not anticipate that Green Acreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

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
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
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
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
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
March 31, 2020

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

The table below displays the Company’s subsidiaries as of March 31, 2020, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
Subsidiaries below are referred to collectively, as the “Taxable Subsidiaries”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC NG Holdings, Inc. (“GNG”)(1)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC WS Holdings, Inc. (“GWS”)(1)	Delaware	November 28, 2012	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%
__________________________________
(1)    This Taxable Subsidiary was dissolved on April 16, 2020.

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
March 31, 2020

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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2020. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the Taxable Subsidiaries and GCL, its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to "Risk Factors” in Part I, Item 1A of this Form 10-Q for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

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
March 31, 2020

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
March 31, 2020

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

For investments that are not publicly traded or that do not have readily available market quotations, the Valuation Committee generally engages an independent valuation firm to provide an independent valuation, which the Company’s Board of Directors considers, among other factors, in making its fair value determinations for these investments. For the current quarter and prior fiscal year, the Valuation Committee engaged an independent valuation firm to perform valuations of 100% of the Company’s investments for which there were no readily available market quotations.

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
March 31, 2020

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2020 and December 31, 2019, for details regarding the nature and composition of the Company’s investment portfolio.

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
March 31, 2020

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments and sold are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. As of March 31, 2020 and December 31, 2019, the Company had $207,375 and $265,303, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of March 31, 2020 and December 31, 2019, the Company had deferred financing costs of $11,382 and $11,382, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2020	December 31, 2019
Deferred credit facility costs	$11,382	$11,382
Deferred offering costs	—	—
Deferred Financing Costs	$11,382	$11,382

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
March 31, 2020

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of March 31, 2020 and December 31, 2019, the Company had no material escrow deposits.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s condensed consolidated financial statements, the Taxable Subsidiaries are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s condensed consolidated financial statements.

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

Recently Issued or Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments took effect for all organizations for fiscal years, and

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the eliminated and modified disclosure requirements during the three months ended March 31, 2020. No significant changes to the fair value disclosures were necessary in the notes to the condensed consolidated financial statements in order to comply with ASU 2018-13.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, this final rule requires an investment company to present distributable earnings in total on the consolidated balance sheet, rather than showing the three components of distributable earnings as previously required. The Company decided not to adopt this change as the current, more detailed and expanded disclosure presentation was deemed to be most helpful, useful, and transparent for users of our condensed consolidated financial statements. The impact of the adoption of this amendment on the Company's consolidated financial statements would not be material. Additionally, the final rule requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. The Company adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings during the year ended December 31, 2019. The adoption of this rule did not have a material impact on the consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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
March 31, 2020

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

For the three months ended March 31, 2020 the Company incurred $208,333 of consulting expense related to the Consulting Agreement, as included in "professional fees" on the Condensed Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the Company recorded $374,104 and $332,437, respectively, of prepaid expense related to the Consulting Agreement on the Condensed Consolidated Statement of Assets and Liabilities.

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
March 31, 2020

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

For the three months ended March 31, 2020 and 2019, the Company incurred $208,333 and $42,563, respectively, of licensing expense, as included in "other expenses" on the Condensed Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the Company recorded $374,104 and $332,437, respectively, of prepaid expense related to the Amended and Restated Trademark License Agreement on the Condensed Consolidated Statement of Assets and Liabilities.

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

Management Fees

Under the terms of the Investment Advisory Agreement, GSV Asset Management was paid a base management fee of 2.00% of gross assets, which is the Company’s total assets reflected on its Condensed Consolidated Statement of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. During the month of January 2018, pursuant to a voluntary waiver by GSV Asset Management, the Company paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.00% base management fee payable under the Investment Advisory Agreement. On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets, as further described below. The waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

GSV Asset Management earned $0 and $848,723 in management fees for the three months ended March 31, 2020 and 2019, respectively, and did not waive any management fees for the three months ended March 31, 2020 or 2019.

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

The Company was required to accrue incentive fees for all periods as if the Company had fully liquidated its entire investment portfolio at the fair value stated on the Consolidated Statements of Assets and Liabilities as of December 31, 2019 or prior to the termination of the Investment Advisory Agreement. The accrual considered both the hypothetical liquidation of the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three months ended March 31, 2020, the Company did not accrue any incentive fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019. For the three months ended March 31, 2019, the Company reversed previously accrued incentive fees of $4,660,472 due to the termination of the Investment Advisory Agreement. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

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

As of each of March 31, 2020 and December 31, 2019, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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

For the three months ended March 31, 2020 and 2019, the Company incurred $0 and $306,084, respectively, in such costs incurred under the Administration Agreement. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company on behalf of the Company going forward.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

officers screen each of the Company’s transactions for any possible affiliations between the proposed portfolio investment, the Company, companies controlled by the Company, and the Company’s executive officers and directors.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of March 31, 2020, the Company had 44 positions in 22 portfolio companies. As of December 31, 2019, the Company had 46 positions in 23 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$69,556,349	$100,438,769	58.2%	$73,557,331	$125,448,358	62.8%
Common Stock	63,425,065	55,669,279	32.3%	63,425,065	59,209,559	29.6%
Debt Investments	4,838,415	1,174,056	0.7%	4,838,415	1,644,155	0.8%
Options	8,764,885	2,640,444	1.5%	8,764,885	5,283,506	2.6%
Private Portfolio Companies	146,584,714	159,922,548	92.7%	150,585,696	191,585,578	95.8%
Publicly Traded Portfolio Companies
Common Stock	—	—	—%	—	—	—%
Total Portfolio Investments	146,584,714	159,922,548	92.7%	150,585,696	191,585,578	95.8%
Non-Portfolio Investments
U.S. Treasury bill	50,000,556	50,000,000	29.0%	49,996,667	50,000,000	25.0%
Total Investments	$196,585,270	$209,922,548	121.7%	$200,582,363	$241,585,578	120.8%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

The geographic and industrial compositions of the Company’s portfolio at fair value as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$146,239,194	91.5%	84.8%	$176,331,572	92.0%	88.2%
Northeast	7,090,432	4.4%	4.1%	7,847,769	4.1%	3.9%
Mid-west	6,592,922	4.1%	3.8%	7,406,237	3.9%	3.7%
Total	$159,922,548	100.0%	92.7%	$191,585,578	100.0%	95.8%

	As of March 31, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$71,301,791	44.6%	41.3%	$82,578,640	43.1%	41.3%
Big Data/Cloud	30,542,820	19.1%	17.7%	31,582,084	16.5%	15.8%
Financial Technology	23,387,806	14.6%	13.5%	26,754,801	14.0%	13.4%
Social/Mobile	20,088,247	12.6%	11.6%	26,573,046	13.8%	13.3%
Marketplaces	13,872,384	8.7%	8.0%	23,321,809	12.2%	11.6%
Sustainability	729,500	0.4%	0.4%	775,198	0.4%	0.4%
Total	$159,922,548	100.0%	92.7%	$191,585,578	100.0%	95.8%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

The table below details the composition of the Company’s industrial themes presented above:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Software
E-Transcript Exchange
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Marketplaces	Global Innovation Platform
Knowledge Networks
On-Demand Commerce
Micromobility
Peer-to-Peer Pet Services
Financial Technology	Online Marketplace Finance
Financial Services
Cannabis REIT
Social/Mobile	Digital Media Platform
Social Networking
Social Data Platform
Sustainability	Clean Technology

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2020 and December 31, 2019 are as follows:

	As of March 31, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$100,438,769	$100,438,769
Common Stock	—	—	55,669,279	55,669,279
Debt Investments	—	—	1,174,056	1,174,056
Options	—	—	2,640,444	2,640,444
Private Portfolio Companies	—	—	159,922,548	159,922,548
Publicly Traded Portfolio Companies
Common Stock	—	—	—	—
Total Portfolio Investments	—	—	159,922,548	159,922,548
Non-Portfolio Investments
U.S. Treasury bills	50,000,000	—	—	50,000,000
Total Investments at Fair Value	$50,000,000	$—	$159,922,548	$209,922,548

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$125,448,358	$125,448,358
Common Stock	—	—	59,209,559	59,209,559
Debt Investments	—	—	1,644,155	1,644,155
Options	—	—	5,283,506	5,283,506
Private Portfolio Companies	—	—	191,585,578	191,585,578
Publicly Traded Portfolio Companies
Common Stock	—	—	—	—
Total Portfolio Investments	—	—	191,585,578	191,585,578
Non-Portfolio Investments
U.S. Treasury bills	50,000,000	—	—	50,000,000
Total Investments at Fair Value	$50,000,000	$—	$191,585,578	$241,585,578

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2020 and December 31, 2019. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of March 31, 2020

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$55,669,279	Market approach	AFFO(4) multiple	12.62x - 21.24 (16.93x)
			Revenue multiples	1.10x - 3.11x (2.39x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$100,438,769	Market approach	Revenue multiples	1.28x - 3.09x (1.77x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	Revenue multiples	0.83x - 1.99x (1.11x)
			Precedent transactions	2.97x - 3.23x (3.10x)
Debt investments	$1,174,056	Market approach	Revenue multiples	1.10x - 1.13x (1.11x)
		PWERM(5)	Revenue multiples	N/A
			Liquidation value	N/A
Options	$2,640,444	Option pricing model	Term to expiration (Years)	1.01 - 8.05 (5.01)
			Volatility	30.0%-40.3% (33.4%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)

________________________

(1)
As of March 31, 2020, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

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

(3)	The weighted averages are calculated based on the fair market value of each investment.

(4)	Adjusted Funds From Operations, or "AFFO"

(5)	Probability-Weighted Expected Return Method, or "PWERM"

As of December 31, 2019

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$59,209,559	Market approach	AFFO(4) multiple	16.67x - 37.32 (25.09x)
			Revenue multiples	1.45x - 3.23x (2.86x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$125,448,358	Market approach	Revenue multiples	1.89x - 5.43x (3.77x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	Revenue multiples	1.23x - 2.05x (1.83x)
			Precedent transactions	2.97x - 3.23x (3.10x)
Debt investments	$1,644,155	Market approach	Revenue multiples	1.45x - 1.57x (1.51x)
		PWERM(5)	Revenue multiples	N/A
			Liquidation value	N/A
Options	$5,283,506	Option pricing model	Term to expiration (Years)	0.13 - 8.30 (5.35)
			Volatility	30.0%-48.0% (36.0%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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

(3)	The weighted averages are calculated based on the fair market value of each investment.

(4)	Adjusted Funds From Operations, or "AFFO"

(5)	Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2020 as follows:

	Three Months Ended March 31, 2020
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Sales/Maturity of investments	—	(10,896,585)	—	—	(10,896,585)
Realized gains	—	6,895,603	—	—	6,895,603
Net change in unrealized appreciation/(depreciation) included in earnings	(3,540,280)	(21,008,607)	(470,099)	(2,643,062)	(27,662,048)
Fair Value as of March 31, 2020	$55,669,279	$100,438,769	$1,174,056	$2,640,444	$159,922,548
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2020	$(3,540,280)	$(14,113,004)	$(470,099)	$(2,643,062)	$(20,766,445)

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2019 as follows:

	Year Ended December 31, 2019
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Transfers out of Level 3(1)	—	(21,947,688)	—	—	(21,947,688)
Purchases, capitalized fees, and interest	15,001,530	10,576,421	359,095	16,618	25,953,664
Sales/Maturity of investments	—	—	(51,511)	—	(51,511)
Exercises and conversions(1)	(1,000)	(6,435,123)	(2,102,384)	8,538,507	—
Amortization of fixed income security premiums and discounts	—	—	5,065	—	5,065
Realized losses	—	(16,002,159)	(2,527,865)	—	(18,530,024)
Net change in unrealized appreciation/(depreciation) included in earnings	(4,308,795)	59,400,748	376,761	(3,539,065)	51,929,649
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2019	$(4,309,794)	$38,560,931	$(907,009)	$(3,539,066)	$29,805,062
________________________

(1)	During the year ended December 31, 2019, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Lyft, Inc.	Preferred shares, Series D Preferred shares, Series E	Public Common Shares (Level 2)
Ozy Media, Inc.	Convertible Promissory Note	Preferred shares, Series C-2
NestGSV, Inc (d/b/a GSV Labs, Inc.)	Common shares Preferred shares, Series A-1 Preferred shares, Series A-2 Preferred shares, Series A-3 Preferred shares, Series A-4	Derivative Security

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2020 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2020	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(4)	14,300,000	$—	$775,198	$—	$—	$(45,698)	$729,500	0.42%
Total Preferred Stock		$—	$775,198	$—	$—	$(45,698)	$729,500	0.42%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$—	$775,198	$—	$—	$(45,698)	$729,500	0.42%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(3)	$1,251,158	$—	$312,789	$—	$—	$—	$312,789	0.18%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	20,428	1,010,198	—	—	(505,099)	505,099	0.29%
Total Debt Investments		$20,428	$1,322,987	$—	$—	$(505,099)	$817,888	0.47%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$34,980	$—	$—	$(7,338)	$27,642	0.02%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—%
Total Corporate Education		—	34,980	—	—	(7,338)	27,642	0.02%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2020	Percentage of Net Assets
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	2,970,252	—	—	(1,113,986)	1,856,266	1.08%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	5,001,420	—	—	(1,667,140)	3,334,280	1.93%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	4,528,107	—	—	(1,848,948)	2,679,159	1.55%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	2,002,143	—	—	(1,065,862)	936,281	0.54%
Total Digital Media Platform		—	14,501,922	—	—	(5,695,936)	8,805,986	5.10%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	$—	503,120	$—	$—	(22,103)	481,017	0.28%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	5,391,000	—	—	(207,163)	5,183,837	3.00%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	3,248,804	—	—	(220,105)	3,028,699	1.76%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	157,949	—	—	(24,608)	133,341	0.08%
Total Interactive Learning		—	9,300,873	—	—	(473,979)	8,826,894	5.12%
Total Preferred Stock		$—	$23,837,775	$—	$—	$(6,177,253)	$17,660,522	10.24%
Options
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	1,182,260	—	—	(653,199)	529,061	0.31%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021	187,500	—	20,625	—	—	(10,312)	10,313	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	135,000	—	—	(65,000)	70,000	0.04%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	62,500	—	—	(30,000)	32,500	0.02%

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2020	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	2,500	—	—	—	2,500	0.00%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	3,880,621	—	—	(1,884,551)	1,996,070	1.16%
Total Global Innovation Platform		—	4,101,246	—	—	(1,989,863)	2,111,383	1.22%
Total Options		$—	$5,283,506	$—	$—	$(2,643,062)	$2,640,444	1.53%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	$—	$—	$—	$—	$—	$—	—%
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares***(7)	375,000	26,250	7,500,000	—	—	(750,000)	6,750,000	3.91%
Total Common Stock		$26,250	$7,500,000	$—	$—	$(750,000)	$6,750,000	3.91%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$46,678	$37,944,268	$—	$—	$(10,075,414)	$27,868,854	16.15%

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

** Indicates assets that Sutter Rock Capital Corp believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2020, 0.00% of its total investments are non-qualifying assets.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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

(3)	As of March 31, 2020, the investments noted had been placed on non-accrual status.

(4)
The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by Sutter Rock Capital Corp. do not entitle Sutter Rock Capital Corp. to a preferred dividend rate. During the three months ended March 31, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and Sutter Rock Capital Corp. received, an aggregate of $0 in dividend distributions. Sutter Rock Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

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

(7)
During the three months ended March 31, 2020, GreenAcreage Real Estate Corp. declared a $26,250 dividend distribution. Sutter Rock Capital Corp. does not anticipate that Green Acreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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
March 31, 2020

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
March 31, 2020

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
March 31, 2020

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
March 31, 2020

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
March 31, 2020

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
March 31, 2020

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

During the three months ended March 31, 2020, the Company repurchased 689,928 shares of the Company’s common stock. As of March 31, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $6.3 million.

Modified Dutch Auction Tender Offer

On October 21, 2019, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash up to $10.0 million in shares of its common stock from its stockholders at a price per share of not less than $6.00 and not greater than $8.00 in $0.10 increments, using available cash. Upon expiration of the Modified Dutch Auction Tender Offer on November 20, 2019, the Company repurchased 1,449,275 shares, representing 7.6% of its outstanding shares, at a price of $6.90 per share on a pro rata basis, excluding fees and expenses relating to the self-tender offer. The Company has determined that the proration factor for the tender offer was 78.1%.

No new shares of the Company’s common stock were issued during the three months ended March 31, 2020.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Earnings per common share–basic:	2020	2019
Net change in net assets resulting from operations	$(23,692,247)	$17,159,613
Weighted-average common shares–basic	17,440,994	19,762,647
Earnings per common share–basic	$(1.36)	$0.87
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(23,692,247)	$17,159,613
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	566,017
Net change in net assets resulting from operations, as adjusted	$(23,692,247)	$17,725,630
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	3,731,344
Weighted-average common shares outstanding–diluted	17,440,994	23,493,991
Earnings per common share–diluted	$(1.36)	$0.75
______________________

(1)
For the three months ended March 31, 2020 and 2019, 3,917,792 and 0 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2020 and December 31, 2019, the Company had not entered into any investment agreements that required it to make a future investments in a portfolio company.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Operating Leases & Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease commenced June 3, 2019 and expires July 31, 2024. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of March 31, 2020, the Company has booked a right of use asset and operating lease liability of $749,898 and $749,898, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of March 31, 2020 and December 31, 2019, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended March 31, 2020, and 2019, the Company incurred $44,401 and $0 of operating lease expense, respectively. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of March 31, 2020, the remaining lease term was 4.3 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of March 31, 2020:

For the Years Ended December 31,	Amount
2020	$131,673
2021	179,800
2022	185,194
2023	190,750
2024	113,604
$801,021

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2020	2019
Per Basic Share Data	(Unaudited)	(Unaudited)
Net asset value at beginning of the year	$11.38	$9.89
Net investment income/(loss)(1)	(0.17)	0.03
Net realized gain/(loss) on investments(1)	0.40	(0.21)
Net change in unrealized appreciation/(depreciation) of investments(1)	(1.59)	1.05
Provision for taxes on unrealized appreciation of investments(1)	—	(0.01)
Repurchases of common stock(1)	0.20	—
Stock-based compensation(1)	—	—
Net asset value at end of period	$10.22	$10.75
Per share market value at end of period	$5.86	$7.58
Total return based on market value(2)	(10.53)%	45.21%
Total return based on net asset value(2)	(10.19)%	8.70%
Shares outstanding at end of period	16,874,316	19,762,647
Ratios/Supplemental Data:
Net assets at end of period	$172,515,798	$212,537,772
Average net assets	$198,994,124	$194,819,568
Ratio of gross operating expenses to average net assets(3)	6.65%	4.15%
Ratio of income tax provision to average net assets	—%	0.05%
Ratio of net operating expenses to average net assets(3)	6.65%	4.20%
Ratio of net investment income/(loss) to average net assets(3)	(6.07)%	1.29%
Portfolio Turnover Ratio	—%	4.85%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three months ended March 31, 2020, the Company excluded $0 of non-recurring exepenses. For the three months ended March 31, 2019, the Company excluded $2,387,356 of non-recurring expenses and did not annualize the income tax provision. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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

As of March 31, 2020 and December 31, 2019, the Company recorded a deferred tax liability of approximately $0.0 million and $0.0 million, respectively. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2016–2019 and 2015–2019, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2020, there were no material interest or penalties incurred related to uncertain tax positions.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2020	December 31, 2019
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Direct deduction of deferred debt issuance costs	$(1,102,354)	$(1,196,365)
4.75% Convertible Senior Notes due 2023 Payable	$38,897,646	$38,803,635

As of March 31, 2020 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The 4.75% Convertible Senior Notes due 2023 are the Company’s general, unsecured, senior obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the 4.75% Convertible Senior Notes due 2023, equal in right of payment to any existing and future unsecured indebtedness that is not so subordinated to the 4.75% Convertible Senior Notes due 2023, effectively junior to any future secured indebtedness to the extent of the value of the

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, the Company was required under the terms of the Credit Facility (defined below) to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and was required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 were repaid in full. The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. In addition, the Credit Facility matured on May 31, 2019. As a result, the company is no longer subject to such requirements.

Western Alliance Bank Credit Facility

The Credit Facility matured on May 31, 2019. There were no borrowings by the Company from the Credit Facility during the year ended December 31, 2019.

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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of March 31, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

NOTE 11—STOCK-BASED COMPENSATION
On June 5, 2019, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (the "2019 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 1,976,264 shares of our common stock. Under the 2019 Equity Incentive Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date, however, that in the case of an incentive stock option granted to an employee who, at the time of the grant of such option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or the Company’s present or future parent or subsidiary corporations, as defined in Section 424(e) or (f) of the Code, or other Affiliates the employees of which are eligible to receive incentive stock options under the Code (the “10% Shareholders”), the exercise price per share shall be no less than one hundred ten percent (110%) of the fair market value per share on the date of grant. The fair market value shall be the closing price of the shares on the Nasdaq Capital Market on the date of grant.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

On July 17, 2019, stock options providing the right to purchase up to 1,165,000 shares were granted under the 2019 Equity Incentive Plan with an exercise price equal to the market price of our common stock at the grant date. These stock options have a vesting period of 3 years with 1/3 vesting immediately on the grant date, 1/3 vesting on July 17, 2020, and the remaining 1/3 vesting on July 17, 2021.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	—
Granted	1,165,000	$6.57	$2.57
Exercised	—
Forfeited	(6,667)	$6.57	$2.57
Expired	(3,333)	$6.57	$2.57
Outstanding as of March 31, 2020 and December 31, 2019	1,155,000	$6.57
Vested and Exercisable as of March 31, 2020 and December 31, 2019	385,000	$6.57	$2.57

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life. The time-based options granted on July 17, 2019 have a weighted-average fair value of $2.57 per share. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the three months ended March 31, 2020 is as follows:

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

For the three months ended March 31, 2020, we recognized stock-based compensation expense of $0 and the amount of cash received from the exercise of stock options was $0. As of March 31, 2020, there was $1,979,570 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Plan. The remaining cost is expected to be recognized over the remaining weighted-average vesting period of 0.80 years, unless otherwise cancelled or forfeited prior to vesting.

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment. As a result, there are no stock option awards currently outstanding under the 2019 Equity Incentive Plan. For additional information, see "Note 12 — Subsequent Events."

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2020 through May 8, 2020, the Company did not sell or exit any investments.

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

From April 1, 2020 through May 8, 2020, the Company did not purchase any investments, but has executed agreements committing to, and is in the process of funding, purchases of $506,339 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Anticipated Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a/ Lime)	Convertible Promissory Note	May 2020	$506,339

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

Share Repurchase Program

From April 1, 2020 through May 8, 2020, we repurchased an additional 594,637 shares under the Share Repurchase Program for an aggregate purchase price of $3.6 million. Please refer to "Note 5—Share Repurchase Program, Equity Offerings and Related Expenses” for additional information on the Share Repurchase Program.

Amended Employment Agreements

On April 28, 2020, we amended and restated the employment agreements with each of Mark D. Klein, our Chief Executive Officer and President (the “Amended Klein Agreement”), and Allison Green, our Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary (the “Amended Green Agreement”). For more information, including descriptions of such agreements, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such descriptions of the Amended Klein Agreement and the Amended Green Agreement are qualified in their entirety by reference to the text of such agreements filed as exhibits to this Form 10-Q.

Cancellation of Stock Option Awards

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment pursuant to an option cancellation agreement (the "Option Cancellation Agreement"). As a result, there are no stock option awards currently outstanding under the 2019 Equity Incentive Plan. For more information, including a description of the Option Cancellation Agreement, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such description of the Option Cancellation Agreement is qualified in its entirety by reference to the text of such Option Cancellation Agreement filed as exhibit to this Form 10-Q.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of May 8, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended March 31, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the

SUTTER ROCK CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of March 31, 2020, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Income Statement Data for the Period Ended: (1)	March 31, 2020	March 31, 2019
Revenue	$110,142	$5,646,112
Gross profit	1,314	3,662,432
Loss from operations	(14,617)	(1,759,289)
Total net loss including net loss attributable to non-controlling interest	(14,617)	(1,759,289)
Net loss attributable to non-controlling interest	—	—
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

The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, without limitation, statements as to:

•
the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including global, U.S. and local economies, our business operations and continuity, potential disruption to our portfolio companies, tightened availability to capital and financing, the health and productivity of our employees, the ability of third-party providers to continue uninterrupted service, and the regulatory environment in which we operate;

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

Recent COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and investing processes, and financial markets. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impact of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown.

Portfolio and Investment Activity

Three Months Ended March 31, 2020

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2020, of all of our portfolio investments, excluding U.S. Treasury bills, was $159,922,548.

During the three months ended March 31, 2020, we did not fund any new investments.

During the three months ended March 31, 2020, we did not capitalize any fees.

During the three months ended March 31, 2020, we exited investments in an amount of $10,786,346, net of transaction costs, and realized a net gain on investments of approximately $6,978,240 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares	Net Proceeds	Realized Gain(1)
Parchment, Inc. (2)	1/31/2020	3,200,512	$10,786,346	$6,785,364
Total			$10,786,346	$6,785,364

_________________________________

(1)	Realized gain does not include amounts held in escrow or any realized gain or loss incurred on the maturity of our U.S. Treasury investments.

(2)
On January 31, 2020, Parchment, Inc. closed a merger with Credentials Solutions. As a result of the transaction, we received $10,786,346 in net proceeds and expect to receive approximately $110,000 in additional proceeds currently held in escrow.

During the three months ended March 31, 2020, we did not write-off any investments and our CUX, Inc. (d/b/a CorpU) Series D preferred warrants with a strike price of $4.59, expired on February 14, 2020.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

Three Months Ended March 31, 2019

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

During the three months ended March 31, 2019, we sold investments in an amount of $11,871,346, net of transaction costs, and realized a net loss on investments of approximately $4,065,693 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	—	$—	$—	$(12,334,151)
Spotify Technology S.A.(4)	Various	85,000	139.66	11,871,346	8,259,563
Total				$11,871,346	$(4,074,588)

__________________

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.

(2)	Realized gain/(loss) does not include amounts held in escrow or any realized gain or loss incurred on the maturity of our U.S. Treasury investments.

(3)
On March 11, 2019, Declara, Inc. entered into a definitive agreement to be acquired by Declara Holdings, Inc., a subsidiary of Futuryng, Inc. Despite the existence of an earn-out provision, as a result of the transaction, the Company does not expect to receive any proceeds. The exit of Declara, Inc. included a 12% Convertible Promissory Note with a principal value of $2,334,152.

(4)	The sale of Spotify Technology S.A. shares on March 28, 2019 settled subsequent to quarter end. As of March 31, 2019, we held 150,360 remaining shares of Spotify Technology S.A..

During the three months ended March 31, 2019, we did not write-off any investments.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Operating results for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Total Investment Income	$251,763	$227,250
Interest income	175,513	227,250
Dividend income	76,250	—
Total Operating Expenses	$3,256,316	$(392,452)
Management fees	—	848,723
Incentive fees/(Reversal of incentive fee accrual)	—	(4,660,472)
Costs incurred under Administration Agreement	—	306,084
Directors’ fees	111,250	86,250
Professional fees	1,139,366	2,061,922
Compensation expense	924,916	—
Interest expense	573,400	604,168
Tax expense	8,665	3,763
Other expenses	498,719	357,110
Net Investment Income/(Loss)	$(3,004,553)	$619,702
Net realized gain/(loss) on investments	6,978,240	(4,065,693)
Net change in unrealized appreciation/(depreciation) of investments	(27,665,934)	20,699,751
Provision for taxes on unrealized appreciation of investments	—	(94,147)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(23,692,247)	$17,159,613

Investment Income

Investment income increased to $251,763 for the three months ended March 31, 2020 from $227,250 for the three months ended March 31, 2019. The net increase between periods was not material and was generally due to increased dividend income received from Treehouse Real Estate Investment Trust, Inc. and GreenAcreage Real Estate Corp. and decreased accrued interest income due to renegotiation of certain debt investments and the placement of some debt investments on non-accrual status during the three months ended March 31, 2020, relative to the three months ended March 31, 2019.

Operating Expenses

Total operating expenses increased to $3,256,316 for the three months ended March 31, 2020, from $392,452 in net operating income for the three months ended March 31, 2019. The increase in operating expenses was primarily due to the reversal of the incentive fee accrual as a result of our Internalization during the three months ended March 31, 2019 and the inclusion of compensation expense during the three months ended March 31, 2020. The notable increases are partially offset by the removal of fees and expenses related to the Investment Advisory Agreement and Administration Agreements and a significant reduction in professional fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net Investment Income/(Loss)

For the three months ended March 31, 2020, we recognized net investment loss of $3,004,553, compared to net investment income of $619,702 for the three months ended March 31, 2019. The change between periods resulted from the increase in operating expenses offset by the increase in total investment income between periods, as discussed above.

Net Realized Gain/(Loss) on Investments

For the three months ended March 31, 2020, we recognized a net realized gain on our investments of $6,978,240, compared to net realized loss of $4,065,693 for the three months ended March 31, 2019. The components of our net realized gains/losses on portfolio investments for the three months ended March 31, 2020 and 2019, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2020, we had a net decrease in unrealized appreciation/depreciation of $27,665,934. For the three months ended March 31, 2019, we had a net increase in unrealized appreciation/depreciation of $20,699,751. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended March 31, 2020 and 2019.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2020	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2019
Coursera, Inc.	$1,137,694	Declara, Inc.(1)	$12,334,151
Course Hero, Inc.	(1,038,511)	Course Hero, Inc.	6,465,582
Palantir Technologies, Inc.	(1,039,264)	Lyft, Inc.	6,465,404
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,494,963)	Coursera, Inc.	5,573,492
SharesPost, Inc.	(2,549,092)	Enjoy Technology, Inc.	3,624,952
Ozy Media, Inc.	(6,349,135)	Dropbox, Inc.	1,198,736
Parchment, Inc.(2)	(6,895,603)	Stormwind, LLC	(1,002,245)
Neutron Holdings, Inc. (d/b/a/ Lime)	(6,451,613)	Ozy Media, Inc.	(1,576,788)
		CUX, Inc. (d/b/a CorpU)	(1,741,045)
		Knewton, Inc.	(2,122,494)
		Spotify Technology S.A.(2)	(2,231,608)
		NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(4,528,993)
		Palantir Technologies, Inc.	(3,916,913)
Other(3)	(1,985,447)	Other(3)	2,157,520
Total	$(27,665,934)	Total	$20,699,751
_____________________

(1)	The change in unrealized appreciation/depreciation reflected for these investments resulted from writing off an investment that was previously reduced in value to zero.

(2)
The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(3)
“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2020 and 2019.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of March 31, 2020 for details regarding activity in our investment portfolio from April 1, 2020 through May 8, 2020.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

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

Share Repurchase Program

From April 1, 2020 through May 8, 2020, we repurchased an additional 594,637 shares under the Share Repurchase Program for an aggregate purchase price of $3.6 million.

Amended Employment Agreements

On April 28, 2020, we amended and restated the employment agreements with each of Mark D. Klein, our Chief Executive Officer and President (the “Amended Klein Agreement”), and Allison Green, our Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary (the “Amended Green Agreement”). For more information, including descriptions of such agreements, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such descriptions of the Amended Klein Agreement and the Amended Green Agreement are qualified in their entirety by reference to the text of such agreements filed as exhibits to this Form 10-Q.

Cancellation of Stock Option Awards

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment pursuant to an option cancellation agreement (the "Option Cancellation Agreement"). As a result, there are no stock option awards currently outstanding under the 2019 Equity Incentive Plan. For more information, including a description of the Option Cancellation Agreement, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such description of the Option Cancellation Agreement is qualified in its entirety by reference to the text of such Option Cancellation Agreement filed as exhibit to this Form 10-Q.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments. Our $12.0 million Credit Facility. matured and expired on May 31, 2019 and no amounts were outstanding under the Credit Facility as of such date. See "Note 10 - Debt Capital Activities." In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2020.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2020, our operating expenses were $3,256,316. For the three months ended March 31, 2019, our net operating income was $392,452.

Cash Reserves and Liquid Securities	March 31, 2020	December 31, 2019
Cash	$46,095,103	$44,861,263
Securities of publicly traded portfolio companies	—	—
Total Cash Reserves and Liquid Securities	$46,095,103	$44,861,263

During the three months ended March 31, 2020, cash increased to $46,095,103 from $44,861,263 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our investment in Parchment Inc., offset by interest payments related to our 4.75% Convertible Senior Notes due 2023, cash used to repurchase our common stock under the Share Repurchase Program, and cash used for our operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$45.1	$45.1	$—	$—	$—
Convertible Senior Notes(2)	40.0	—	40.0	—	—
Operating lease liability	$0.8	$0.2	$0.4	$0.3	$—
Total	$85.9	$45.3	$40.4	$0.3	$—

_______________________

(1)
“Payable for securities purchased” relates to the purchase of U.S. Treasury bills on margin and repurchase of our common stock under the Share Repurchase Program. This balance was subsequently repaid in early April 2020, when the $50.0 million United States Treasury bill matured and the $5.25 million margin deposit that we posted as collateral was returned.

(2)
The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of March 31, 2020. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2020 for more information.

Share Repurchase Program

During the three months ended March 31, 2020, we repurchased 689,928 shares of our common stock pursuant to the Share Repurchase Program. As of March 31, 2020, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $6.3 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see " — Recent Developments" and "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds".

Modified Dutch Auction Tender Offer

On October 21, 2019, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash up to $10.0 million in shares of its common stock from its stockholders at a price per share of not less than $6.00 and not greater than $8.00 in $0.10 increments, using available cash. Upon expiration of the Modified Dutch Auction Tender Offer on November 20, 2019, the Company repurchased 1,449,275 shares, representing 7.6% of its outstanding shares, at a price of $6.90 per share on a pro rata basis, excluding fees and expenses relating to the self-tender offer. The Company has determined that the proration factor for the tender offer was 78.1%.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the three months ended March 31, 2020 or the year ended December 31, 2019.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $38.9 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2020 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2020. The table is divided by fiscal year according to record date:

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

(2)	Of the total distribution of $887,240 paid on August 24, 2016, $820,753 represented a distribution from realized gains, and $66,487 represented a return of capital.

(3)	100% of the $3,512,849 distribution paid on December 12, 2019 represented a distribution from realized gains. None of the distribution represented a return of capital.
(4) 100% of the $2,107,709 distribution paid on January 15, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of March 31, 2020 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2020 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of March 31, 2020 for more information.

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

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material. In addition, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of March 31, 2020, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2019 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the three months ended March 31, 2019, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations.

In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly across the world, including the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The spread of COVID-19 has caused quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 outbreak may disrupt our operations through its impact on our employees, our portfolio companies and their businesses, and certain industries in which our portfolio companies operate.

This outbreak has resulted in, and until fully resolved is likely to continue to result in, among other things, government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to many businesses including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees. While these effects are hoped to be temporary, some effects could be persistent or even permanent. Rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general may not necessarily be adequate to address the problems facing impacted businesses. This outbreak and any future outbreaks could have an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.

Further, from an operational perspective, our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in early 2020. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and ability to grow, and have a material negative impact on our operating results and the fair values of our investments.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2020 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2020	18,508	$—	—	$4,997,307
February 1 through February 28, 2020	—	—	—	4,997,307
March 1 through March 31, 2020(3)	689,928	5.38	689,928	6,288,063
Total	708,436		689,928

During the three months ended March 31, 2020, we repurchased 689,928 shares of our common stock pursuant to the Share Repurchase Program.

_______________________

(1)
On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended March 31, 2020, the Company repurchased 689,928 shares of the Company’s common stock pursuant to the Share Repurchase Program. As of March 31, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $6.3 million.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)
Subsequent to quarter-end, through May 8, 2020, we repurchased an additional 594,637 shares under the Share Repurchase Program for an aggregate purchase price of $3.6 million. As of May 8, 2020, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $2.7 million.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Amended and Restated Bylaws(3)
10.1	Amended and Restated Employment Agreement, dated April 28, 2020, by and between Sutter Rock Capital Corp. and Mark D. Klein*
10.2	Amended and Restated Employment Agreement, dated April 28, 2020, by and between Sutter Rock Capital Corp. and Allison Green*
10.3	Form Option Cancellation Agreement*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

SUTTER ROCK CAPITAL CORP.

Date:	May 8, 2020	By:	/s/ Mark D. Klein
Mark D. Klein
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)