Form 10-Q
period 2020-06-30
SURO CAPITAL CORP.
filed 2020-08-07
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00852
__________________________

SuRo Capital Corp.
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

The issuer had 16,754,590 shares of common stock, $0.01 par value per share, outstanding as of August 6, 2020.

SURO CAPITAL CORP.

i

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $99,121,577 and $90,567,041, respectively)	$168,700,422	$152,866,112
Non-controlled/affiliate investments (cost of $52,857,243 and $52,857,243, respectively)	29,438,698	37,944,268
Controlled investments (cost of $7,161,412 and $7,161,412, respectively)	860,198	775,198
Total Portfolio Investments	198,999,318	191,585,578
Investments in U.S. Treasury bills (cost of $99,999,611 and $49,996,667, respectively)	100,000,000	50,000,000
Total Investments (cost of $259,139,843 and $200,582,363, respectively)	298,999,318	241,585,578
Cash	23,285,073	44,861,263
Escrow proceeds receivable	67,135	265,303
Interest and dividends receivable	70,274	84,630
Deferred financing costs	11,382	11,382
Prepaid expenses and other assets(1)	1,197,711	1,755,933
Total Assets	323,630,893	288,564,089
LIABILITIES
Accounts payable and accrued expenses(1)	1,933,219	1,143,923
Payable to executive officers	—	1,369,873
Accrued interest payable	475,000	475,000
Dividends payable	—	2,107,709
Payable for securities purchased	89,499,611	44,746,660
Income tax payable	38,965	—
4.75% Convertible Senior Notes due March 28, 2023(2)	38,991,657	38,803,635
Total Liabilities	130,938,452	88,646,800
Commitments and contingencies (Notes 7 and 10)
Net Assets	$192,692,441	$199,917,289
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 16,279,679 and 17,564,244 issued and outstanding, respectively)	$162,797	$175,642
Paid-in capital in excess of par	173,199,798	178,550,374
Accumulated net investment loss	(33,351,303)	(25,679,362)
Accumulated net realized gain on investments	12,821,670	5,867,417
Accumulated net unrealized appreciation/(depreciation) of investments	39,859,479	41,003,218
Net Assets	$192,692,441	$199,917,289
Net Asset Value Per Share	$11.84	$11.38
See accompanying notes to condensed consolidated financial statements.
__________________________________________________
(1) This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2) As of June 30, 2020 and December 31, 2019, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $40,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$61,126	$198,175	$216,211	$336,672
Dividend income	—	—	50,000	—
Non-controlled/affiliate investments:
Interest income/(reversal of interest income accrual)	(49,612)	60,127	(29,184)	119,593
Dividend income	30,000	—	56,250	—
Controlled investments:
Interest income	—	29,650	—	58,937
Dividend income	200,000	200,000	200,000	200,000
Total Investment Income	241,514	487,952	493,277	715,202
OPERATING EXPENSES
Management fees(1)	—	—	—	848,723
Reversal of incentive fee accrual(1)	—	—	—	(4,660,472)
Costs incurred under Administration Agreement(1)	—	—	—	306,084
Compensation expense(2)	3,005,524	469,944	3,930,440	632,108
Directors’ fees	111,250	86,250	222,500	172,500
Professional fees	678,472	1,310,028	1,817,838	3,371,950
Interest expense	568,627	600,205	1,142,027	1,204,373
Income tax expense	39,590	29,949	48,255	33,712
Other expenses	505,439	796,807	1,004,158	991,753
Total Operating Expenses	4,908,902	3,293,183	8,165,218	2,900,731
Net Investment Loss	(4,667,388)	(2,805,231)	(7,671,941)	(2,185,529)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	(23,987)	13,590,233	6,954,253	21,859,371
Non-controlled/affiliate investments	—	—	—	(12,334,831)
Net Realized Gain/(Loss) on Investments	(23,987)	13,590,233	6,954,253	9,524,540
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	24,821,654	(6,751,196)	7,276,832	10,277,147
Non-controlled/affiliate investments	1,569,843	(1,220,012)	(8,505,571)	7,802,636
Controlled investments	130,698	(4,469,112)	85,000	(9,820,352)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	26,522,195	(12,440,320)	(1,143,739)	8,259,431
Provision for taxes on unrealized appreciation of investments	—	979,713	—	885,566
Net Change in Net Assets Resulting from Operations	$21,830,820	$(675,605)	$(1,861,427)	$16,484,008
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$1.33	$(0.03)	$(0.11)	$0.84
Diluted(3)	$1.10	$(0.03)	$(0.11)	$0.75
Weighted-Average Common Shares Outstanding
Basic	16,383,188	19,719,706	16,912,091	19,741,058
Diluted(3)	20,300,980	19,719,706	16,912,091	23,472,402
See accompanying notes to condensed consolidated financial statements.
____________________________________________________________________________________________________________________________
(1) This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.
(2)  For the three and six months ended June 30, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.
(3) For the six months ended June 30, 2020 and the three months ended June 30, 2019, 3,917,792 and 3,731,344 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Net Assets at Beginning of Year	$199,917,289	$195,378,159

Change in Net Assets Resulting from Operations
Net investment income/(loss)	(3,004,553)	619,702
Net realized gain/(loss) on investments	6,978,240	(4,065,693)
Net change in unrealized appreciation/(depreciation) of investments	(27,665,934)	20,699,751
Benefit from taxes on unrealized depreciation of investments	—	(94,147)
Net Change in Net Assets Resulting from Operations	(23,692,247)	17,159,613
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(3,709,244)	—
Net Change in Net Assets Resulting from Capital Transactions	(3,709,244)	—
Total Change in Net Assets	(27,401,491)	17,159,613
Net Assets at March 31	$172,515,798	$212,537,772

Change in Net Assets Resulting from Operations
Net investment income/(loss)	$(4,667,388)	$(2,805,231)
Net realized gain/(loss) on investments	(23,987)	13,590,233
Net change in unrealized appreciation/(depreciation) of investments	26,522,195	(12,440,320)
Benefit from taxes on unrealized depreciation of investments	—	979,713
Net Change in Net Assets Resulting from Operations	21,830,820	(675,605)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	1,962,431	—
Repurchases of common stock	(3,616,608)	(737,119)
Net Decrease in Net Assets Resulting from Capital Transactions	(1,654,177)	(737,119)
Total Change in Net Assets	20,176,643	(1,412,724)
Net Assets at June 30	$192,692,441	$211,125,048

Capital Share Activity
Shares outstanding at beginning of year	17,564,244	19,762,647
Shares issued	—	—
Shares repurchased	(1,284,565)	(115,801)
Shares Outstanding at End of Period	16,279,679	19,646,846

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(1,861,427)	$16,484,008
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(6,954,253)	(9,524,540)
Net change in unrealized (appreciation)/depreciation of investments	1,143,739	(8,259,431)
Change in deferred tax liability	—	(885,566)
Income tax payable	38,965	—
Amortization of discount on 4.75% Convertible Senior Notes due 2023	188,022	183,045
Amortization of fixed income security premiums and discounts	—	(2,433)
Stock-based compensation(1)	1,962,431	—
Adjustments to escrow proceeds receivable	75,840	14,891
Purchases of investments in:
Portfolio investments	(12,555,520)	(10,008,040)
U.S. Treasury bills	(150,000,167)	(199,940,333)
Proceeds from sales or maturity of investments in:
Portfolio investments	10,876,621	43,119,593
U.S. Treasury bills	100,000,000	200,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	558,222	(1,295,152)
Interest and dividends receivable	14,356	(171,325)
Deferred financing costs	—	267,541
Escrow proceeds receivable	198,168	419,762
Receivable from unsettled trades	—	(51,511)
Payable for securities purchased	44,752,951	(2,451)
Accounts payable and accrued expenses	789,296	1,698,680
Payable to executive officers	(1,369,873)	—
Accrued incentive fees(2)	—	(4,660,472)
Accrued management fees(2)	—	(415,056)
Net Cash Provided by/(Used in) Operating Activities	(12,142,629)	26,971,210
Cash Flows from Financing Activities
Repurchases of common stock	(7,325,852)	(737,119)
Dividends paid	(2,107,709)	—
Net Cash Used in Financing Activities	$(9,433,561)	$(737,119)

Total Increase/(Decrease) in Cash Balance	$(21,576,190)	$26,234,091
Cash Balances at Beginning of Year	44,861,263	28,184,163
Cash Balances at End of Period	$23,285,073	$54,418,254

Supplemental Information:
Interest paid	$957,607	$1,024,911
Taxes paid	$9,290	$14,726
See accompanying notes to condensed consolidated financial statements.
_______________________
(1) For the three and six months ended June 30, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.
(2) This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Coursera, Inc.	Mountain View, CA
Preferred shares, Series B 8%	Online Education	6/9/2013	2,961,399	$14,519,519	$49,868,841	25.88%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	33,231,041	17.25%
Palantir Technologies, Inc.	Palo Alto, CA
Common shares, Class A	Data Analysis	5/7/2012	5,773,690	16,189,935	30,542,820	15.85%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,002,666	10,537,655	5.47%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B 6%	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	8,258,137	4.29%
Common shares		7/20/2011	770,934	123,987	1,188,410	0.62%
Total				2,383,703	9,446,547	4.91%
Palantir Lending Trust SPV I **(10)	Palo Alto, CA
Collateralized Loan 15%, Due 6/19/2022***	Data Analysis	6/19/2020	$6,900,000	6,900,429	6,900,000	3.58%
Equity Participation in Underlying Collateral		6/19/2020		—	—	—%
Total				6,900,429	6,900,000	3.58%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,000,000	2.08%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	1,672,474	0.87%
Total				5,002,720	5,672,474	2.95%
Rent the Runway, Inc.	New York, NY
Preferred shares	Subscription Fashion Rental	6/17/2020	339,191	5,152,140	5,000,001	2.59%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	4,591,904	2.38%
Preferred shares, Series C-3 (12)		8/12/2019	24,912	281,190	251,994	0.13%
Total				1,283,005	4,843,898	2.51%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares***(8)	Cannabis REIT	9/11/2019	312,500	7,500,000	4,281,692	2.22%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D(11)	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.81%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.26%
Total				10,513,661	3,991,353	2.07%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B 8%	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	1.04%
4C Insights (f/k/a The Echo Systems Corp.)	Chicago, IL
Common shares	Social Data Platform	3/30/2012	436,219	1,436,404	813,093	0.42%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	791,361	0.41%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	779,645	0.40%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

Total Non-controlled/Non-affiliate				$99,121,577	$168,700,422	87.55%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	9/11/2019	683,482	$2,414,178	$2,114,591	1.10%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	913,296	0.47%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	3,350,952	1.74%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	3,375,109	1.75%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	1,546,925	0.80%
Total				10,945,024	11,300,873	5.86%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	257,267	456,355	0.24%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,952,680	2.57%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,783,101	1.44%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	105,883	0.05%
Total				6,387,741	8,298,019	4.31%
GreenAcreage Real Estate Corp.	New York, NY
Common shares***(9)	Cannabis REIT	8/12/2019	375,000	7,501,530	6,750,000	3.50%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(7)	Global Innovation Platform	8/23/2019	1	8,555,124	2,053,431	1.07%
Convertible Promissory Note 8% Due 8/23/2024(4)(7)		2/17/2016	$1,010,198	1,030,176	505,099	0.26%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	12,188	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	70,000	0.04%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	37,500	0.02%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	6,125	0.00%
Total				9,764,414	2,684,343	1.39%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)	Corporate Education	11/26/2014	$1,251,158	1,256,191	312,789	0.16%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	92,674	0.05%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Total				4,040,875	405,463	0.21%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$52,857,243	$29,438,698	15.28%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(6)	Clean Technology	4/15/2014	14,300,000	$7,151,412	$860,198	0.45%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	860,198	0.45%

Total Controlled				$7,161,412	$860,198	0.45%

Total Portfolio Investments				$159,140,232	$198,999,318	103.27%

U.S. Treasury
U.S. Treasury bill, 0%, due 7/2/2020***(3)		6/29/2020	$100,000,000	99,999,611	100,000,000	51.90%

TOTAL INVESTMENTS				$259,139,843	$298,999,318	155.17%

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
** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2020, 2.31% of its total investments are non-qualifying assets.
*** Investment is income-producing.

(1)“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. As of June 30, 2020, no investments held by SuRo Capital Corp. were considered Level 1 or Level 2. Refer to “Note 4—Investments at Fair Value”.

(4)As of June 30, 2020, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. During the three months ended June 30, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $200,000 in dividend distributions. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2020

(7)On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period.

(8)During the six months ended June 30, 2020, Treehouse Real Estate Investment Trust Inc. declared, and SuRo Capital Corp. received, an aggregate of $50,000 in dividend distributions. SuRo Capital Corp. does not anticipate that Treehouse Real Estate Investment Trust Inc. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(9)During the six months ended June 30, 2020, GreenAcreage Real Estate Corp. declared a $26,250 dividend distribution. SuRo Capital Corp. does not anticipate that GreenAcreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(10)On June 19, 2020, SuRo Capital Corp. extended a $6.9 million, non-recourse, collateralized loan to Palantir Lending Trust SPV I. The collateralized loan to Palantir Lending Trust SPV I matures on June 19, 2022 and includes a 15% interest rate. Through the collateralized loan, SuRo Capital Corp. participates in additional upside in a future Palantir Technologies, Inc. liquidity event by receiving a percentage of the share price appreciation as captured in the Equity Participation in Underlying Collateral security.

(11)On May 11, 2020, SuRo Capital Corp. made a follow-on investment in a junior preferred convertible note to Neutron Holdings, Inc. (d/b/a Lime) as part of a recapitalization of Neutron Holdings, Inc. (d/b/a Lime), led by Uber Technologies, Inc. On May 11, 2020, SuRo Capital Corp.'s existing Series D Preferred shares were converted to Series 1-D Junior Preferred shares.

(12)On June 6, 2020, the convertible note SuRo Capital Corp. had extended to Aspiration Partners, Inc. converted into Series C-3 Preferred shares at a 15% discount to Aspiration Partners, Inc.'s most recent financing round. SuRo Capital Corp. received 24,912 Series C-3 Preferred shares as a result of the conversion.

SURO CAPITAL CORP. AND SUBSIDIARIES
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

SURO CAPITAL CORP. AND SUBSIDIARIES
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

SURO CAPITAL CORP. AND SUBSIDIARIES
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
** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2019, 0.00% of its total investments are non-qualifying assets.
*** Investment is income-producing.

(1)“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. As of December 31, 2019, no investments held by SuRo Capital Corp. were considered Level 1 or Level 2. Refer to “Note 4—Investments at Fair Value”.

(4)As of December 31, 2019, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)On October 24, 2019, CUX, Inc. (d/b/a CorpU) completed a recapitalization, which amended SuRo Capital Corp.'s investment in the Senior Subordinated Convertible Promissory Note. As a result of the recapitalization, the principal amount of SuRo Capital Corp.'s Senior Subordinated Convertible Promissory Note was reduced by $109,331, the interest rate was reduced to 4%, and the maturity was extended to February 14, 2023.

(7)On September 11, 2019, SuRo Capital Corp. agreed to convert its 5% Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2019

(8)During the year ended December 31, 2019, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $400,000 in dividend distributions.

(9)On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, SuRo Capital Corp’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under SuRo Capital Corp’s 12% Convertible Promissory Note due 12/31/2019 will be capitalized into the principal of the extended Convertible Promissory Note, and the interest on the Convertible Promissory Note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, SuRo Capital Corp.’s fully diluted ownership of voting securities in the company decreased from 50.0% to 8.5%. As such, SuRo Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

(10)On November 26, 2019, SuRo Capital Corp. invested $250,000 in StormWind, LLC's Series D financing round. As part of the round, SuRo Capital Corp.'s fully diluted ownership of voting securities decreased from 25.6% to 23.4%. As such, SuRo Capital Corp.'s investments in StormWind, LLC have been recategorized from controlled investments to non-controlled/affiliated investments.

(11)During year ended December 31, 2019, Treehouse Real Estate Investment Trust Inc. declared, and SuRo Capital Corp. received an aggregate of $100,000 in dividend distributions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

NOTE 1—NATURE OF OPERATIONS

SuRo Capital Corp. ("we", "us", "our", “Company” or “SuRo Capital”), formerly known as Sutter Rock Capital Corp and as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally-managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The table below displays the Company’s subsidiaries as of June 30, 2020, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
__________________________________
(1) This Taxable Subsidiary was dissolved on April 16, 2020.

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture-capital-backed emerging companies. The Company may acquire its investments in these portfolio companies through: offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2020 and December 31, 2019, for details regarding the nature and composition of the Company’s investment portfolio.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments and sold are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. As of June 30, 2020 and December 31, 2019, the Company had $67,135 and $265,303, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of June 30, 2020 and December 31, 2019, the Company had deferred financing costs of $11,382 and $11,382, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2020	December 31, 2019
Deferred credit facility costs	$11,382	$11,382
Deferred offering costs	—	—
Deferred Financing Costs	$11,382	$11,382

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of June 30, 2020 and December 31, 2019, the Company had no material escrow deposits.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
Recently Issued or Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments took effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the eliminated and modified disclosure requirements during the three and six months ended June 30, 2020. No significant changes to the fair value disclosures were necessary in the notes to the condensed consolidated financial statements in order to comply with ASU 2018-13.

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

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company is reviewing the Final Rules as of June 30, 2020 and generally anticipates the new guidance will require the Company to provide separate audited financial statements and summarized financial information for fewer of its controlled portfolio companies going forward.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

For the three months ended June 30, 2020 and 2019 the Company incurred $208,333 and $250,896, respectively, of consulting expense related to the Consulting Agreement, as included in "professional fees" on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019 the Company incurred $416,667 and $250,896, respectively, of consulting expense related to the Consulting Agreement, as included in "professional fees" on the Condensed Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the Company recorded $165,771 and $332,437, respectively, of prepaid expense related to the Consulting Agreement on the Condensed Consolidated Statement of Assets and Liabilities.

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

For the three months ended June 30, 2020 and 2019, the Company incurred $208,333 and $208,333, respectively, of licensing expense, as included in "other expenses" on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, the Company incurred $416,666 and $250,896 respectively, of licensing expense, as included in "other expenses" on the Condensed Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the Company recorded $165,771 and $332,147, respectively, of prepaid expense related to the Amended and Restated Trademark License Agreement on the Condensed Consolidated Statement of Assets and Liabilities.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

GSV Asset Management did not earn any management fees for the three months ended June 30, 2020 and 2019 and did not waive any management fees for the three months ended June 30, 2020 or 2019. For the six months ended June 30, 2020 and 2019, GSV Asset Management earned $0 and $848,723 in management fees, respectively, and did not waive any management fees.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
For the three and six months ended June 30, 2020, the Company did not accrue any incentive fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019. For the three and six months ended June 30, 2019, the Company reversed previously accrued incentive fees of $0 and $4,660,472, respectively, due to the termination of the Investment Advisory Agreement. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

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

As of each of June 30, 2020 and December 31, 2019, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

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

For the three months ended June 30, 2020 and 2019, the Company incurred $0 and $306,084, respectively, in such costs incurred under the Administration Agreement. For the six months ended June 30, 2020 and 2019, the Company incurred $0 and $306,084, respectively, in such costs incurred under the Administration Agreement. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company on behalf of the Company going forward.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of June 30, 2020, the Company had 48 positions in 24 portfolio companies. As of December 31, 2019, the Company had 46 positions in 23 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$74,990,201	$132,789,236	68.9%	$73,557,331	$125,448,358	62.8%
Common Stock	63,421,153	54,893,315	28.5%	63,425,065	59,209,559	29.6%
Debt Investments	11,963,993	8,224,227	4.3%	4,838,415	1,644,155	0.8%
Options	8,764,885	3,092,540	1.6%	8,764,885	5,283,506	2.6%
Private Portfolio Companies	159,140,232	198,999,318	103.3%	150,585,696	191,585,578	95.8%
Publicly Traded Portfolio Companies
Common Stock	—	—	—%	—	—	—%
Total Portfolio Investments	159,140,232	198,999,318	103.3%	150,585,696	191,585,578	95.8%
Non-Portfolio Investments
U.S. Treasury bill	99,999,611	100,000,000	51.9%	49,996,667	50,000,000	25.0%
Total Investments	$259,139,843	$298,999,318	155.2%	$200,582,363	$241,585,578	120.8%

The geographic and industrial compositions of the Company’s portfolio at fair value as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$181,749,069	91.3%	94.3%	$176,331,572	92.0%	88.2%
Northeast	12,155,464	6.1%	6.3%	7,847,769	4.1%	3.9%
Mid-west	5,094,785	2.6%	2.7%	7,406,237	3.9%	3.7%
Total	$198,999,318	100.0%	103.3%	$191,585,578	100.0%	95.8%

	As of June 30, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$94,594,726	47.5%	49.1%	$82,578,640	43.1%	41.3%
Big Data/Cloud	37,442,820	18.8%	19.4%	31,582,084	16.5%	15.8%
Financial Technology	25,322,137	12.7%	13.1%	26,754,801	14.0%	13.4%
Social/Mobile	22,651,621	11.4%	11.8%	26,573,046	13.8%	13.3%
Marketplaces	18,127,816	9.1%	9.4%	23,321,809	12.2%	11.6%
Sustainability	860,198	0.5%	0.5%	775,198	0.4%	0.4%
Total	$198,999,318	100.0%	103.3%	$191,585,578	100.0%	95.8%
The table below details the composition of the Company’s industrial themes presented in the preceding tables:

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Software
E-Transcript Exchange
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Marketplaces	Global Innovation Platform
Knowledge Networks
On-Demand Commerce
Subscription Fashion Rental
Micromobility
Peer-to-Peer Pet Services
Financial Technology	Online Marketplace Finance
Financial Services
Cannabis REIT
Social/Mobile	Digital Media Platform
Social Networking
Social Data Platform
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2020 and December 31, 2019 are as follows:

	As of June 30, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$132,789,236	$132,789,236
Common Stock	—	—	54,893,315	54,893,315
Debt Investments	—	—	8,224,227	8,224,227
Options	—	—	3,092,540	3,092,540
Private Portfolio Companies	—	—	198,999,318	198,999,318
Publicly Traded Portfolio Companies
Common Stock	—	—	—	—
Total Portfolio Investments	—	—	198,999,318	198,999,318
Non-Portfolio Investments
U.S. Treasury bills	100,000,000	—	—	100,000,000
Total Investments at Fair Value	$100,000,000	$—	$198,999,318	$298,999,318

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$125,448,358	$125,448,358
Common Stock	—	—	59,209,559	59,209,559
Debt Investments	—	—	1,644,155	1,644,155
Options	—	—	5,283,506	5,283,506
Private Portfolio Companies	—	—	191,585,578	191,585,578
Publicly Traded Portfolio Companies
Common Stock	—	—	—	—
Total Portfolio Investments	—	—	191,585,578	191,585,578
Non-Portfolio Investments
U.S. Treasury bills	50,000,000	—	—	50,000,000
Total Investments at Fair Value	$50,000,000	$—	$191,585,578	$241,585,578

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2020 and December 31, 2019. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of June 30, 2020

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$54,893,315	Market approach	AFFO(4) multiple	25.10x - 25.10x (25.10x)
			Revenue multiples	1.31x - 4.48x (4.04x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$132,789,236	Market approach	Revenue multiples	2.34x - 3.83x (2.71x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	Revenue multiples	1.00x - 2.93x (2.90x)
			Precedent transactions	N/A
Debt investments	$8,224,227	Market approach	Revenue multiples	1.31x - 1.42x (1.36x)
		PWERM(5)	Revenue multiples	N/A
			Liquidation value	N/A
Options	$3,092,540	Option pricing model	Term to expiration (Years)	0.76 - 7.80 (5.12)
			Volatility	34.3%-52.3% (36.4%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)

________________________
(1) As of June 30, 2020, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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
(4) Adjusted Funds From Operations, or "AFFO"
(5) Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2020 as follows:

	Six Months Ended June 30, 2020
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Purchases, capitalized fees, and interest	(3,912)	5,152,663	7,406,768	—	12,555,519
Sales/Maturity of investments	—	(10,876,621)	—	—	(10,876,621)
Exercises and conversions(1)	—	281,190	(281,190)	—	—
Realized gains	—	6,875,639	—	—	6,875,639
Net change in unrealized appreciation/(depreciation) included in earnings	(4,312,332)	5,908,007	(545,506)	(2,190,966)	(1,140,797)
Fair Value as of June 30, 2020	$54,893,315	$132,789,236	$8,224,227	$3,092,540	$198,999,318
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2020	$(4,312,332)	$12,783,646	$(545,506)	$(2,190,966)	$5,734,842
________________________

(1) During the six months ended June 30, 2020, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	Junior Preferred shares, Series 1-D
Aspiration Partners, Inc.	Convertible Promissory Note	Preferred shares, Series C-3

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2020 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2020	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(4)	14,300,000	$200,000	$775,198	$—	$—	$85,000	$860,198	0.45%
Total Preferred Stock		$200,000	$775,198	$—	$—	$85,000	$860,198	0.45%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	$—	$—	$—	$—	$—	$—	—%
Total Common Stock		$—	$—	$—	$—	$—	$—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$200,000	$775,198	$—	$—	$85,000	$860,198	0.45%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(3)	$1,251,158	$—	$312,789	$—	$—	$—	$312,789	0.16%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	(29,184)	1,010,198	—	—	(505,099)	505,099	0.26%
Total Debt Investments		$(29,184)	$1,322,987	$—	$—	$(505,099)	$817,888	0.42%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	$—	$34,980	$—	$—	$57,694	$92,674	0.05%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	0	—	—	0	—	—	—%
Total Corporate Education		—	34,980	—	—	57,694	92,674	0.05%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2020	Percentage of Net Assets
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	0	—	0	0	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	0	—	0	0	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	2,970,252	—	—	(855,661)	2,114,591	1.10%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	$—	5,001,420	$—	$—	(1,650,468)	3,350,952	1.74%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	0	4,528,107	0	0	(1,152,998)	3,375,109	1.75%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	0	2,002,143	0	0	(455,218)	1,546,925	0.80%
Total Digital Media Platform		—	14,501,922	—	—	(4,114,345)	10,387,577	5.39%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	$—	503,120	$—	$—	(46,765)	456,355	0.24%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	$—	5,391,000	$—	$—	(438,320)	4,952,680	2.57%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	0	3,248,804	0	0	(465,703)	2,783,101	1.44%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	0	157,949	0	0	(52,066)	105,883	0.05%
Total Interactive Learning		—	9,300,873	—	—	(1,002,854)	8,298,019	4.31%
Total Preferred Stock		$—	$23,837,775	$—	$—	$(5,059,505)	$18,778,270	9.75%
Options
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	1,182,260	—	—	(268,964)	913,296	0.47%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021	187,500	—	20,625	—	—	(8,437)	12,188	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	135,000	—	—	(65,000)	70,000	0.04%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	62,500	—	—	(25,000)	37,500	0.02%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	—	—	—	—	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2020	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	2,500	—	—	3,625	6,125	0.00%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	3,880,621	—	—	(1,827,190)	2,053,431	1.07%
Total Global Innovation Platform		—	4,101,246	—	—	(1,922,002)	2,179,244	1.13%
Total Options		$—	$5,283,506	$—	$—	$(2,190,966)	$3,092,540	1.60%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	$—	$—	$—	$—	$—	$—	—%
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares***(7)	375,000	56,250	7,500,000	—	—	(750,000)	6,750,000	3.50%
Total Common Stock		$56,250	$7,500,000	$—	$—	$(750,000)	$6,750,000	3.50%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$27,066	$37,944,268	$—	$—	$(8,505,570)	$29,438,698	15.28%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2020, 2.31% of its total investments are non-qualifying assets.

*** Investment is income-producing.

(1) “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(2) “Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3) As of June 30, 2020, the investments noted had been placed on non-accrual status.

(4) The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. During the six months ended June 30, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $200,000 in dividend distributions. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(5) SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6) On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period.

(7) During the six months ended June 30, 2020, GreenAcreage Real Estate Corp. declared a $26,250 dividend distribution. SuRo Capital Corp. does not anticipate that Green Acreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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

** Indicates assets that SuRo Capital Corp believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2019, 0.00% of its total investments are non-qualifying assets.

*** Investment is income-producing.

(1) “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company.

(2) “Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)  During the year ended December 31, 2019, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $400,000 in dividend distributions.

(4)  SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(5)  On October 24, 2019, CUX, Inc. (d/b/a CorpU) completed a recapitalization, which amended SuRo Capital Corp.'s investment in the Senior Subordinated Convertible Promissory Note. As a result of the recapitalization, the principal amount of SuRo Capital Corp.'s Senior Subordinated Convertible Promissory Note was reduced by $109,331, the interest rate was reduced to 4%, and the maturity was extended to February 14, 2023.

(6)  On September 11, 2019, SuRo Capital Corp. agreed to convert its 5% Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

(7)  On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a GSV Labs,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a GSV Labs, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under SuRo Capital Corp.’s 12% Convertible Promissory Note due 12/31/2019  will be capitalized into the principal of the extended note, and the interest on the note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, SuRo Capital Corp.’s fully diluted ownership of voting securities decreased from 50.0% to 8.5%. As such, SuRo Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

(8)  On November 26, 2019, SuRo Capital Corp. invested $250,000 in StormWind, LLC's Series D financing round. As part of the round, SuRo Capital Corp.'s fully diluted ownership of voting securities decreased from 25.6% to 23.4%. As such, SuRo Capital Corp.'s investments in StormWind, LLC have been recategorized from controlled investments to non-controlled/affiliated investments.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
NOTE 5—SHARE REPURCHASE PROGRAM, EQUITY OFFERINGS, AND RELATED EXPENSES

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

During the three and six months ended June 30, 2020, the Company repurchased 594,637 and 1,284,565 shares, respectively, of the Company’s common stock. As of June 30, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $2.7 million.

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

No new shares of the Company’s common stock were issued during the three and six months ended June 30, 2020.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings per common share–basic:	2020	2019	2020	2019
Net change in net assets resulting from operations	$21,830,820	$(675,605)	$(1,861,427)	$16,484,008
Weighted-average common shares–basic	16,383,188	19,719,706	16,912,091	19,741,058
Earnings per common share–basic	$1.33	$(0.03)	$(0.11)	$0.84
Earnings per common share–diluted:
Net change in net assets resulting from operations	$21,830,820	$(675,605)	$(1,861,427)	$16,484,008
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	569,011	—	—	1,133,045
Net change in net assets resulting from operations, as adjusted	$22,399,831	$(675,605)	$(1,861,427)	$17,617,053
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	3,917,792	—	—	3,731,344
Weighted-average common shares outstanding–diluted	20,300,980	19,719,706	16,912,091	23,472,402
Earnings per common share–diluted	$1.10	$(0.03)	$(0.11)	$0.75
______________________
(1)  For the six months ended June 30, 2020 and the three months ended June 30, 2019, 3,917,792 and 3,731,344 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2020 and December 31, 2019, the Company had approximately $2,700,000 and $0, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations. The Company is not currently a party to any material legal proceedings.

Operating Leases & Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease commenced June 3, 2019 and expires July 31, 2024. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of June 30, 2020, the Company has booked a right of use asset and operating lease liability of $712,034 and $712,034, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of June 30, 2020 and December 31, 2019, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended June 30, 2020, and 2019, the Company incurred $43,319 and $7,148 of operating lease expense, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred $87,720 and $7,148 of operating lease expense, respectively. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of June 30, 2020, the remaining lease term was 4.1 years and the discount rate was 3.00%.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
The following table shows future minimum payments under the Company's operating lease as of June 30, 2020:

For the Years Ended December 31,	Amount
2020	$88,354
2021	179,800
2022	185,194
2023	190,750
2024	113,604
$757,702

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Basic Share Data
Net asset value at beginning of the period	$10.22	$10.75	$11.38	$9.89
Net investment income/(loss)(1)	(0.28)	(0.14)	(0.45)	(0.11)
Net realized gain/(loss) on investments(1)	—	0.69	0.41	0.48
Net change in unrealized appreciation/(depreciation) of investments(1)	1.62	(0.63)	(0.07)	0.42
Provision for taxes on unrealized appreciation of investments(1)	—	0.05	—	0.05
Repurchases of common stock(1)	0.16	0.03	0.45	0.02
Stock-based compensation(1)	0.12	—	0.12	—
Net asset value at end of period	$11.84	$10.75	$11.84	$10.75
Per share market value at end of period	$8.47	$6.40	$8.47	$6.40
Total return based on market value(2)	44.54%	(15.57)%	29.31%	22.61%
Total return based on net asset value(2)	15.85%	—%	4.04%	8.70%
Shares outstanding at end of period	16,279,679	19,646,846	16,279,679	19,646,846
Ratios/Supplemental Data:
Net assets at end of period	$192,692,441	$211,125,048	$192,692,441	$211,125,048
Average net assets	$169,877,812	$211,244,233	$184,435,968	$203,070,126
Ratio of gross operating expenses to average net assets(3)	8.19%	5.14%	7.83%	4.66%
Ratio of income tax provision to average net assets	—%	(0.46)%	—%	(0.44)%
Ratio of net operating expenses to average net assets(3)	8.19%	4.68%	7.83%	4.22%
Ratio of net investment income/(loss) to average net assets(3)	(7.61)%	(5.39)%	(7.29)%	(2.18)%
Portfolio Turnover Ratio	—%	—%	5.88%	5.04%

__________________
(1)Based on weighted-average number of shares outstanding for the relevant period.
(2)Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the year. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share.
(3)Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Significant and material non-recurring expenses are not annualized. For the three and six months ended June 30, 2020, the Company excluded $1,962,431 and $1,962,431, respectively of non-recurring expenses. For the three and six months ended June 30, 2019, the Company excluded $617,536 and $(1,769,820), respectively, of non-recurring expenses and did not annualize the income tax provision. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

As of June 30, 2020 and December 31, 2019, the Company recorded a deferred tax liability of approximately $0.0 million and $0.0 million, respectively. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

For U.S. federal and state income tax purposes, a portion of the Taxable Subsidiaries’ net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2016–2019 and 2015–2019, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2020, there were no material interest or penalties incurred related to uncertain tax positions.

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

	June 30, 2020	December 31, 2019
Aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Direct deduction of deferred debt issuance costs	$(1,008,343)	$(1,196,365)
4.75% Convertible Senior Notes due 2023 Payable	$38,991,657	$38,803,635

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

As of June 30, 2020 the principal amount of the 4.75% Convertible Senior Notes due 2023 exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of June 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

NOTE 11—STOCK-BASED COMPENSATION
On June 5, 2019, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (the "2019 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 1,976,264 shares of our common stock. Under

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

Cancellation of Stock Option Awards

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment pursuant to an option cancellation agreement (the "Option Cancellation Agreement"). As a result, there are no stock option awards currently outstanding under the 2019 Equity Incentive Plan. In accordance with ASC Topic 718, all unrecognized compensation cost related to still unvested shares was recognized as of the date of cancellation. For more information, including a description of the Option Cancellation Agreement, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such description of the Option Cancellation Agreement is qualified in its entirety by reference to the text of such Option Cancellation Agreement filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 8, 2020.

The Company follows ASC Topic 718 to account for stock options granted. Under ASC Topic 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate, and expected option life. The time-based options granted on July 17, 2019 have a weighted-average fair value of $2.57 per share. The fair value of options granted was based upon a Black Scholes option pricing model using the assumptions in the following table:

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	—
Granted	1,165,000	$6.57	$2.57
Exercised	—
Forfeited	(6,667)	$6.57	$2.57
Expired	(3,333)	$6.57	$2.57
Outstanding as of December 31, 2019	1,155,000	$6.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57

For the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $1,962,431 and $1,962,431, respectively, related to the cancellation of all granted vested and unvested options, and the amount of cash received

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
from the exercise of stock options was $0 and $0, respectively. As of June 30, 2020, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Plan.

Amended and Restated 2019 Equity Incentive Plan

On June 19, 2020, our Board of Directors adopted, and our stockholders approved, an amendment and restatement of the Company’s 2019 Equity Incentive Plan (the “Amended & Restated 2019 Equity Incentive Plan”) under which the Company is authorized to grant equity awards for up to 1,627,967 shares of its common stock. In accordance with the exemptive relief granted to the Company by the SEC on June 16, 2020 with respect to the Amended & Restated 2019 Equity Incentive Plan, the Company is generally authorized to (i) issue restricted shares as part of the compensation package for certain of its employees, officers and all directors, including non-employee directors (collectively, the “Participants”), (ii) issue options to acquire shares of its common stock (“Options”) to certain employees, officers and employee directors as a part of such compensation packages, (iii) withhold shares of the Company’s common stock or purchase shares of common stock from the Participants to satisfy tax withholding obligations relating to the vesting of restricted shares or the exercise of Options granted to the certain Participants pursuant to the Amended & Restated 2019 Equity Incentive Plan, and (iv) permit the Participants to pay the exercise price of Options granted to them with shares of the Company’s common stock.

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant).

Other than such restricted shares granted to non-employee directors, the Company’s Compensation Committee may determine the time or times at which Options and restricted shares granted to other Participants will vest or become payable or exercisable, as applicable. The exercise price of each Option will not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. However, any optionee who owns more than 10% of the combined voting power of all classes of the Company’s outstanding common stock (a “10% Stockholder”), will not be eligible for the grant of an incentive stock option unless the exercise price of the incentive stock option is at least 110% of the fair market value of the Company’s common stock on the date of grant. Generally, no Option will be exercisable after the expiration of ten years from the date of grant. In the case of an Option granted to a 10% Stockholder, the term of an incentive stock option will be for no more than five years from the date of grant.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2020 through August 6, 2020, the Company exited the following investments.

Portfolio Company	Transaction Date	Investment	Net Proceeds	Realized Loss
4C Insights (f/k/a The Echo Systems Corp.)	7/29/2020	Common Shares	$813,093	$(623,311)

From July 1, 2020 through August 6, 2020, the Company funded investments in an aggregate amount of $2,838,354 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Coursera, Inc.	Preferred Shares, Series F	7/15/2020	$2,838,354

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated.

Dividends

On July 29, 2020, the Company’s Board of Directors declared a dividend of $0.15 per share payable on August 25, 2020 to stockholders of record as of the close of business on August 11, 2020. The dividend will be paid in cash.

Conversion of 4.75% Convertible Senior Notes due 2023

From July 1, 2020 through August 6, 2020, the Company issued 169,442 shares of its common stock upon the conversion of $1,730,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the “Sales Agreement”), with BTIG, LLC, JMP Securities LLC and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under the Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50,000,000 in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account. The Company intends to use the net proceeds from this “at-the-market” offering to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

Sales of the Shares, if any, will be made pursuant to the prospectus supplement, dated July 29, 2020 (the “Prospectus Supplement”), as may be supplemented from time to time, and the base prospectus, dated July 27, 2020, by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or sales made to or through a market maker other than on an exchange, at market prices prevailing at the time of sale, at prices related to prevailing market prices or at other negotiated prices. Actual sales in this “at-the-market” offering will depend on a variety of factors to be determined by the Company from time to time.

The Agents will receive a commission from the Company equal to up to 2.0% of the gross sales price of any Shares sold through the Agents under the Sales Agreement and reimbursement of certain expenses. The Sales Agreement contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties and termination provisions.

From July 29, 2020 through August 6, 2020, the Company issued and sold 305,469 Shares under this “at-the-market” offering for gross proceeds of approximately $3,937,500 million and net proceeds of approximately $3,858,750 million, after deducting commissions to the Agents on the Shares sold and offering expenses. As a result, as of August 6, 2020, up to approximately $46.1 million in aggregate amount of the Shares remain available for sale under this “at-the-market” offering.

Further details regarding the Sales Agreement and the “at-the-market” offering are set forth in the Prospectus Supplement filed with the SEC on July 30, 2020. The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2020.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of August 6, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended June 30, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of June 30, 2020, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g). Below is summarized, unaudited, comparative financial information for the Company’s unconsolidated significant subsidiaries.

Income Statement Data for the Three Months Ended(1):	June 30, 2020	June 30, 2019
Revenue	$105,705	$5,906,873
Gross profit	(3,122)	3,618,370
Loss from operations	(14,013)	(1,663,892)
Total net loss including net loss attributable to non-controlling interest	(14,013)	(1,663,892)
Net loss attributable to non-controlling interest	—	—

Income Statement Data for the Six Months Ended(1):	June 30, 2020	June 30, 2019
Revenue	$215,847	$11,552,985
Gross profit	(1,808)	7,280,802
Loss from operations	(28,630)	(3,423,181)
Total net loss including net loss attributable to non-controlling interest	(28,630)	(3,423,181)
Net loss attributable to non-controlling interest	—	—
__________________
(1)On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a GSV Labs, Inc.). Under the amended structure, SuRo Capital Corp.’s fully diluted ownership of voting securities decreased from 50.0% to 8.5%. As such, SuRo Capital Corp.'s investments in NestGSV, Inc. (d/b/a GSV Labs, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments and NestGSV, Inc. (d/b/a GSV Labs, Inc.) is no longer considered a significant subsidiary.

On November 26, 2019, SuRo Capital Corp. invested $250,000 in StormWind, LLC's Series D financing round. As part of the round, SuRo Capital Corp.'s fully diluted ownership of voting securities decreased from 25.6% to 23.4%. As such, SuRo Capital Corp.'s investments in StormWind, LLC have been recategorized from controlled investments to non-controlled/affiliated investments and StormWind, LLC is no longer considered a significant subsidiary.

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

The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, without limitation, statements as to:

•the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including global, U.S. and local economies, our business operations and continuity, potential disruption to our portfolio companies, tightened availability to capital and financing, the health and productivity of our employees, the ability of third-party providers to continue uninterrupted service, and the regulatory environment in which we operate;

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights than our common stock investments and are generally convertible into common stock at our discretion. As our investment strategy is primarily focused on equity positions, out investments generally do not produce current income and therefore we may be dependent on future capital raising to meet our operational needs if no other source of liquidity is available.

Name Change to SuRo Capital Corp.

Articles of Amendment

On and effective June 22, 2020, the Company changed its name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp” (the“Name Change”) by filing Articles of Amendment (the “Articles of Amendment”) to its Articles of Amendment and Restatement, as amended (the “Charter”), with the Department of Assessments and Taxation of the State of Maryland to effect the Name Change. In accordance with the Maryland General Corporation Law and the Charter, the Company’s board of directors approved the Name Change and the Articles of Amendment. Stockholder approval was not required.

Second Amended and Restated Bylaws

In connection with the Name Change, the Company’s board of directors also approved an amendment and restatement of the Company’s Amended and Restated Bylaws (the “Amended and Restated Bylaws”) to reflect the Name Change. The Amended and Restated Bylaws became effective on June 22, 2020 and did not require stockholder approval.

For more information regarding the foregoing events, please refer to the Company’s current report on Form 8-K filed with the SEC on June 16, 2020.

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

Portfolio and Investment Activity

Six Months Ended June 30, 2020

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2020, of all of our portfolio investments, excluding U.S. Treasury bills, was $198,999,318.

During the six months ended June 30, 2020, we funded investments in an aggregate amount of $12,376,340 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a Lime)	Convertible Promissory Note	5/11/2020	$506,339
Rent the Runway, Inc.	Preferred Shares	6/17/2020	5,000,001
Palantir Lending Trust	Collateralized Loan	6/19/2020	6,870,000
Total			$12,376,340

        During the six months ended June 30, 2020, we capitalized fees of $179,180.

        During the six months ended June 30, 2020, we exited investments in an amount of $10,876,621, net of transaction costs, and realized a net gain on investments of approximately $6,954,253 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares	Net Proceeds	Realized Gain(1)
Parchment, Inc.	1/31/2020	3,200,512	$10,876,621	$6,875,639
_________________________________
(1)Realized gain does not include realized gain or loss incurred on the maturity of our U.S. Treasury investments.

        During the six months ended June 30, 2020, we did not write-off any investments and our CUX, Inc. (d/b/a CorpU) Series D preferred warrants with a strike price of $4.59, expired on February 14, 2020.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

Six Months Ended June 30, 2019

        During the six months ended June 30, 2019, we funded investments in an aggregate amount of $10,000,000 (not including capitalized transaction costs) as shown in the following table:

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

        During the six months ended June 30, 2019, we sold investments in an amount of $43,119,593, net of transaction costs, and realized a net gain on investments of approximately $9,524,540 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	—	$—	$—	$(12,334,151)
Spotify Technologies S.A.(4)	Various	235,360	138.29	32,547,633	22,545,550
Dropbox, Inc.(5)	Various	437,460	24.06	10,520,449	4,326,029
Knewton, Inc.(6)	5/31/2019	—	—	51,511	(5,083,701)
Total				$43,119,593	$9,453,727

__________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain/(loss) does not include amounts held in escrow or any realized gain or loss incurred on the maturity of our U.S. Treasury investments.
(3)On March 11, 2019, Declara, Inc. entered into a definitive agreement to be acquired by Declara Holdings, Inc., a subsidiary of Futuryng, Inc. Despite the existence of an earn-out provision, as a result of the transaction, the Company does not expect to receive any proceeds. The exit of Declara, Inc. included a 12% Convertible Promissory Note with a principal value of $2,334,152.
(4)As of June 30, 2019 we held 0 remaining shares of Spotify Technologies S.A.
(5)AS of June 30, 2019 we held 437,530 remaining shares of Dropbox, Inc.
(6)On May 31, 2019, a sale of substantially all of Knewton, Inc. to Wiley Education was completed.

        During the six months ended June 30, 2019, we did not write-off any investments.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

Operating results for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Investment Income	$241,514	$487,952	$493,277	$715,202
Interest income	11,514	287,952	187,027	515,202
Dividend income	230,000	200,000	306,250	200,000
Total Operating Expenses	$4,908,902	$3,293,183	$8,165,218	$2,900,731
Management fees	—	—	—	848,723
Incentive fees/(Reversal of incentive fee accrual)	—	—	—	(4,660,472)
Costs incurred under Administration Agreement	—	—	—	306,084
Directors’ fees	111,250	86,250	222,500	172,500
Professional fees	678,472	1,310,028	1,817,838	3,371,950
Compensation expense	3,005,524	469,944	3,930,440	632,108
Interest expense	568,627	600,205	1,142,027	1,204,373
Tax expense	39,590	29,949	48,255	33,712
Other expenses	505,439	796,807	1,004,158	991,753
Net Investment Loss	$(4,667,388)	$(2,805,231)	$(7,671,941)	$(2,185,529)
Net realized gain/(loss) on investments	(23,987)	13,590,233	6,954,253	9,524,540
Net change in unrealized appreciation/(depreciation) of investments	26,522,195	(12,440,320)	(1,143,739)	8,259,431
Provision for taxes on unrealized appreciation of investments	—	979,713	—	885,566
Net Increase/(Decrease) in Net Assets Resulting from Operations	$21,830,820	$(675,605)	$(1,861,427)	$16,484,008

Investment Income

Investment income decreased to $241,514 for the three months ended June 30, 2020 from $487,952 for the three months ended June 30, 2019. The net decrease between periods was not material and was generally due to decreased accrued interest income due to the placement of some debt investments on non-accrual status offset by an increase in dividend income received from GreenAcreage Real Estate Investment Trust, Inc. during the three months ended June 30, 2020, relative to the three months ended June 30, 2019.

Investment income decreased to $493,277 for the six months ended June 30, 2020 from $715,202 for the six months ended June 30, 2019. The net decrease between periods was not material and was generally due to decreased accrued interest income due to renegotiation of certain debt investments and the placement of some debt investments on non-accrual status, offest by a increase in dividend income received from Treehouse Real Estate Investment Trust, Inc. and GreenAcreage Real Estate Corp. during the six months ended June 30, 2020, relative to the six months ended June 30, 2019.

Operating Expenses

Total operating expenses increased to $4,908,902 for the three months ended June 30, 2020, from $3,293,183 in net operating expense for the three months ended June 30, 2019. The increase in operating expense was primarily due to the recognition of all unvested and unrecognized compensation cost related to the stock-based compensation plan upon cancellation of all outstanding options on April 28, 2020. The notable increase was partially offset by a notable reduction in professional fees and other expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Total operating expenses increased to $8,165,218 for the six months ended June 30, 2020, from $2,900,731 in net operating expense for the six months ended June 30, 2019. The increase in operating expenses was primarily due to the reversal of the incentive fee accrual as a result of our Internalization during the six months ended June 30, 2019 and the recognition of all unvested and unrecognized compensation cost related to the stock-based compensation plan upon cancellation of all outstanding options on April 28, 2020 during the six months ended June 30, 2020. The notable increases are partially offset by the removal of fees and expenses related to the Investment Advisory Agreement and Administration Agreements and a significant reduction in professional fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net Investment Income/(Loss)

For the three months ended June 30, 2020, we recognized net investment loss of $4,667,388, compared to net investment loss of $2,805,231 for the three months ended June 30, 2019. The change between periods resulted from the increase in operating expenses, and to a lesser extent, the decrease in total investment income between periods, as discussed above.

For the six months ended June 30, 2020, we recognized net investment loss of $7,671,941, compared to net investment loss of $2,185,529 for the six months ended June 30, 2019. The change between periods resulted from the increase in operating expenses, and to a lesser extent, the decrease in total investment income between periods, as discussed above.

Net Realized Gain/(Loss) on Investments

For the three months ended June 30, 2020, we recognized a net realized loss on our investments of $23,987, compared to net realized gain of $13,590,233 for the three months ended June 30, 2019. The components of our net realized gains/losses on portfolio investments for the three months ended June 30, 2020 and 2019, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the six months ended June 30, 2020, we recognized a net realized gain on our investments of $6,954,253, compared to net realized gain of $9,524,540 for the six months ended June 30, 2019. The components of our net realized gains/losses on portfolio investments for the six months ended June 30, 2020 and 2019, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2020, we had a net increase in unrealized appreciation/depreciation of $26,522,195. For the three months ended June 30, 2019, we had a net decrease in unrealized appreciation/depreciation of $12,440,320. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended June 30, 2020 and 2019.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2020	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2019
Coursera, Inc.	$15,161,245	Knewton, Inc.(1)	$5,101,610
Course Hero, Inc.	8,595,533	Aspiration Partners, Inc.	4,330,592
SharesPost, Inc.	4,918,421	Parchment, Inc.	2,079,822
Ozy Media, Inc.	1,965,825	Coursera, Inc.	1,948,734
Enjoy, Inc.	(1,574,358)	Nextdoor.com, Inc.	1,348,648
Treehouse Real Estate Investment Trust, Inc.	(2,311,230)	Course Hero, Inc.	(1,802,608)
		Dropbox, Inc.(1)	(1,920,235)
		Lyft, Inc.	(3,046,918)
		StormWind, LLC	(5,013,143)
		Spotify Technology S.A.(2)	(14,479,668)
Other(3)	(233,241)	Other(3)	(987,154)
Total	$26,522,195	Total	$(12,440,320)
_____________________
(1)The change in unrealized appreciation/depreciation reflected for these investments resulted from writing off an investment that was previously reduced in value to zero.
(2)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(3)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, we had a net decrease in unrealized appreciation/depreciation of $1,143,739. For the six months ended June 30, 2019, we had a net increase in unrealized appreciation/depreciation of $8,259,431. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the six months ended June 30, 2020 and 2019.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2020	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2019
Coursera, Inc.	$16,298,940	Declara, Inc.(1)	$12,334,151
Course Hero, Inc.	7,557,022	Coursera, Inc.	7,522,226
SharesPost, Inc.	2,369,329	Aspiration Partners, Inc.	5,032,824
StormWind, LLC	(1,002,854)	Course Hero, Inc.	4,662,974
Palantir Technologies, Inc.	(1,039,264)	Enjoy Technology, Inc.	3,624,952
Enjoy, Inc.	(1,574,359)	Lyft, Inc.	3,418,486
NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	(2,427,101)	Knewton, Inc.(2)	2,979,116
Treehouse Real Estate Investment Trust, Inc.	(3,103,046)	Parchment, Inc.	2,753,731
Ozy Media, Inc.	(4,383,310)	SharesPost, Inc.	1,007,656
Neutron Holdings, Inc. (d/b/a/ Lime)	(6,515,508)	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(1,038,166)
Parchment, Inc.(2)	(6,895,603)	CUX, Inc. (d/b/a CorpU)	(2,008,440)
		Ozy Media, Inc.	(2,522,860)
		Palantir Technologies, Inc.	(3,395,100)
		NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(3,870,964)
		StormWind, LLC	(6,015,388)
		Spotify Technology S.A.(2)	(16,711,276)
Other(3)	(427,985)	Other(3)	485,509
Total	$(1,143,739)	Total	$8,259,431
_____________________
(1)The change in unrealized appreciation/depreciation reflected for these investments resulted from writing off an investment that was previously reduced in value to zero.
(2)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(3)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2020 and 2019.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of June 30, 2020 for details regarding activity in our investment portfolio from July 1, 2020 through August 6, 2020.

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

Dividends

On July 29, 2020, the Company’s Board of Directors declared a dividend of $0.15 per share payable on August 25, 2020 to stockholders of record as of the close of business on August 11, 2020. The dividend will be paid in cash.

Conversion of 4.75% Convertible Senior Notes due 2023

From July 1, 2020 through August 6, 2020, the Company issued 169,442 shares of its common stock upon the conversion of $1,730,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the “Sales Agreement”), with BTIG, LLC, JMP Securities LLC and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under the Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50,000,000 in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account. The Company intends to use the net proceeds from this “at-the-market” offering to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

Sales of the Shares, if any, will be made pursuant to the prospectus supplement, dated July 29, 2020 (the “Prospectus Supplement”), as may be supplemented from time to time, and the base prospectus, dated July 27, 2020, by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or sales made to or through a market maker other than on an exchange, at market prices prevailing at the time of sale, at prices related to prevailing market prices or at other negotiated prices. Actual sales in this “at-the-market” offering will depend on a variety of factors to be determined by the Company from time to time.

The Agents will receive a commission from the Company equal to up to 2.0% of the gross sales price of any Shares sold through the Agents under the Sales Agreement and reimbursement of certain expenses. The Sales Agreement contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties and termination provisions.

From July 29, 2020 through August 6, 2020, the Company issued and sold 305,469 Shares under this “at-the-market” offering for gross proceeds of approximately $3,937,500 million and net proceeds of approximately $3,858,750 million, after deducting commissions to the Agents on the Shares sold and offering expenses. As a result, as of August 6, 2020, up to approximately $46.1 million in aggregate amount of the Shares remain available for sale under this “at-the-market” offering.

Further details regarding the Sales Agreement and the “at-the-market” offering are set forth in the Prospectus Supplement filed with the SEC on July 30, 2020. The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2020.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of August 6, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended June 30, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments. Our $12.0 million Credit Facility. matured and expired on May 31, 2019 and no amounts were outstanding under the Credit Facility as of such date. See "Note 10 - Debt Capital Activities." In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2020.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the six months ended June 30, 2020, our operating expenses were $8,165,218. For the six months ended June 30, 2019, our operating expenses were $2,900,731.

Cash Reserves and Liquid Securities	June 30, 2020	December 31, 2019
Cash	$23,285,073	$44,861,263
Securities of publicly traded portfolio companies	—	—
Total Cash Reserves and Liquid Securities	$23,285,073	$44,861,263

During the six months ended June 30, 2020, cash decreased to $23,285,073 from $44,861,263 at the beginning of the year. The decrease in cash was primarily due to cash used to purchase investments, pay dividends, repurchase our common stock under the Share Repurchase Program, make interest payments related to our 4.75% Convertible Senior Notes due 2023, and pay operating expenses offset by proceeds from the sale of our investment in Parchment Inc. and other escrow receipts.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Payments Due By Period ( in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$89.5	$89.5	$—	$—	$—
Convertible Senior Notes(2)	40.0	—	40.0	—	—
Operating lease liability	0.8	0.2	0.4	0.2	—
Total	$130.3	$89.7	$40.4	$0.2	$—

_______________________
(1)“Payable for securities purchased” relates to the purchase of U.S. Treasury bills on margin and repurchase of our common stock under the Share Repurchase Program. This balance was subsequently repaid in early July 2020, when the $100.0 million United States Treasury bill matured and the $10.5 million margin deposit that we posted as collateral was returned.
(2)The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of June 30, 2020. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2020 for more information.

Share Repurchase Program

During the six months ended June 30, 2020, we repurchased 1,284,565 shares of our common stock pursuant to the Share Repurchase Program. As of June 30, 2020, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $2.7 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances & Debt Capital Activities

We made no sales of our equity securities during the six months ended June 30, 2020 or the year ended December 31, 2019. See "Recent Developments".

        4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $39.0 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2020 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2020. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of June 30, 2020 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2020 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of June 30, 2020 for more information.

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

As of June 30, 2020, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently a party to any material legal proceedings.

On May 13, 2020, the complaint filed by Sutter Hill Ventures on March 12, 2020, in the United States District Court in the Northern District of California, captioned, Sutter Hill Ventures, a California limited partnership (Plaintiff) v. Sutter Rock Capital Corp, a Maryland corporation (Defendant) was settled upon mutual agreement by both parties. The complaint alleged that the Defendant infringed on the Plaintiff’s federally-registered service mark SUTTER HILL VENTURES; engaged in unfair competition and false designation of origin under Section 43(a) of the Latham Act; and related claims of unfair competition and trademark infringement under California common law.  The Plaintiff sought an injunction on Defendant from using the SUTTER ROCK and SUTTER ROCK CAPITAL marks and trade names, or any other mark or name that it views as similar to SUTTER HILL and SUTTER HILL VENTURES; an unspecified amount of damages and disgorgement of Defendant’s profits; a determination that the alleged infringement was willful, intentional and deliberate, warranting an award to Plaintiff of three times Defendant’s profits and three times Plaintiff’s damages; an award of Plaintiff’s attorney’s fees and cost; and an award of prejudgment and post judgment interest.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2019 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the six months ended June 30, 2020, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in early 2020. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic may have a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing, including entering into credit facilities, to enhance our liquidity and/or finance the growth of our investments on acceptable economic terms, or at all, which could have an adverse impact on us and our operations.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are able to consummate a credit facility, but unable to repay amounts outstanding thereunder and are declared in default or are unable to renew or refinance any such credit facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the six months ended June 30, 2020 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2020	18,508	$—	—	$4,997,307
February 1 through February 28, 2020	—	—	—	4,997,307
March 1 through March 31, 2020	689,928	5.38	689,928	6,288,063
April 1 through April 30, 2020	567,437	6.07	567,437	2,846,049
May 1 through May 31, 2020	37,640	6.42	27,200	2,671,455
June 1 through June 30, 2020(3)	—	—	—	2,671,455
Total	1,313,513		1,284,565

During the six months ended June 30, 2020, we repurchased 1,284,565 shares of our common stock pursuant to the Share Repurchase Program.

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and six months ended June 30, 2020, the Company repurchased 594,637 shares of the Company’s common stock pursuant to the Share Repurchase Program. As of June 30, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $2.7 million.
(2)Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.
(3)Subsequent to quarter-end, through August 6, 2020, we repurchased an additional 0 shares under the Share Repurchase Program for an aggregate purchase price of $0.0 million. As of August 6, 2020, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $2.7 million.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

        Not applicable.

Item 5.  Other Information

        Not applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
10.1	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(5)
10.2	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(5)
10.3	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(5)
10.4	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(5)
10.5	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG, LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc. (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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
(4) Previously filed in conjunction with the Registrant's Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.
(5) Previously filed in conjunction with the Registrant's Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.
(6) Previously filed in connection with the Registrant's Current Report on Form 8-K (File No. 814-00852) filed on August 3, 2020 and incorporated by reference herein.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	August 6, 2020	By:	/s/ Mark D. Klein
Mark D. Klein
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)