Form 10-Q
period 2020-09-30
SURO CAPITAL CORP.
filed 2020-11-06
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

The issuer had 19,914,023 shares of common stock, $0.01 par value per share, outstanding as of November 6, 2020.

SURO CAPITAL CORP.

i

PART I

FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $99,438,709 and $90,567,041, respectively)	$186,045,176	$152,866,112
Non-controlled/affiliate investments (cost of $52,857,243 and $52,857,243, respectively)	28,440,826	37,944,268
Controlled investments (cost of $7,161,412 and $7,161,412, respectively)	960,198	775,198
Total Portfolio Investments	215,446,200	191,585,578
Investments in U.S. Treasury bills (cost of $149,999,917 and $49,996,667, respectively)	150,000,000	50,000,000
Total Investments (cost of $309,457,281 and $200,582,363, respectively)	365,446,200	241,585,578
Cash	60,595,499	44,861,263
Proceeds receivable	4,094,909	—
Escrow proceeds receivable	116,679	265,303
Interest and dividends receivable	422,004	84,630
Deferred financing costs	296,198	11,382
Prepaid expenses and other assets(1)	1,161,669	1,755,933
Total Assets	432,133,158	288,564,089
LIABILITIES
Accounts payable and accrued expenses(1)	2,754,423	1,143,923
Payable to executive officers	—	1,369,873
Accrued interest payable	—	475,000
Dividends payable	5,074,591	2,107,709
Payable for securities purchased	134,249,917	44,746,660
Income tax payable	35,850	—
4.75% Convertible Senior Notes due March 28, 2023(2)	37,305,608	38,803,635
Total Liabilities	179,420,389	88,646,800
Commitments and contingencies (Notes 7 and 10)
Net Assets	$252,712,769	$199,917,289
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 20,284,811 and 17,564,244 issued and outstanding, respectively)	$202,848	$175,642
Paid-in capital in excess of par	225,047,913	178,550,374
Unearned deferred compensation	(200,000)	—
Accumulated net investment loss	(35,939,194)	(25,679,362)
Accumulated net realized gain on investments, net of distributions	7,612,281	5,867,417
Accumulated net unrealized appreciation/(depreciation) of investments	55,988,921	41,003,218
Net Assets	$252,712,769	$199,917,289
Net Asset Value Per Share	$12.46	$11.38
See accompanying notes to condensed consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of September 30, 2020 and December 31, 2019, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $38,220,000 and $40,000,000, respectively. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$284,357	$298,515	$500,568	$635,187
Dividend income	—	—	50,000	—
Non-controlled/affiliate investments:
Interest income/(reversal of interest income accrual)	—	81,711	(29,184)	201,304
Dividend income	123,750	—	180,000	—
Controlled investments:
Interest income	—	—	—	58,937
Dividend income	—	—	200,000	200,000
Total Investment Income	408,107	380,226	901,384	1,095,428
OPERATING EXPENSES
Management fees(1)	—	—	—	848,723
Reversal of incentive fee accrual(1)	—	—	—	(4,660,472)
Costs incurred under Administration Agreement(1)	—	—	—	306,084
Compensation expense(2)	1,030,239	3,070,409	4,960,679	3,702,517
Directors’ fees	111,250	99,620	333,750	272,120
Professional fees	714,345	807,143	2,532,183	4,179,093
Interest expense	555,935	591,512	1,697,962	1,795,885
Income tax expense	(1,657)	954	46,598	34,666
Other expenses	585,886	512,792	1,590,044	1,504,545
Total Operating Expenses	2,995,998	5,082,430	11,161,216	7,983,161
Net Investment Loss	(2,587,891)	(4,702,204)	(10,259,832)	(6,887,733)
Realized Gains/(Losses) on Investments:
Non-controlled/non-affiliated investments	2,378,390	1,772,961	9,332,643	23,632,332
Non-controlled/affiliate investments	—	—	—	(12,334,831)
Net Realized Gain on Investments	2,378,390	1,772,961	9,332,643	11,297,501
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	17,027,314	(7,998,030)	24,304,146	2,279,117
Non-controlled/affiliate investments	(997,872)	11,264,416	(9,503,443)	19,067,052
Controlled investments	100,000	4,924,309	185,000	(4,896,043)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	16,129,442	8,190,695	14,985,703	16,450,126
Benefit from taxes on unrealized depreciation of investments	—	—	—	885,566
Net Change in Net Assets Resulting from Operations	$15,919,941	$5,261,452	$14,058,514	$21,745,460
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.89	$0.27	$0.82	$1.11
Diluted(3)	$0.76	$0.25	$0.75	$1.00
Weighted-Average Common Shares Outstanding
Basic	17,795,538	19,472,785	17,208,723	19,650,651
Diluted(3)	21,598,403	23,204,129	21,087,926	23,381,995
See accompanying notes to condensed consolidated financial statements.
____________________________________________________________________________________________________________________________
(1)    This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.
(2)     For the nine months ended September 30, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.
(3)    For the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Net Assets at Beginning of Year	$199,917,289	$195,378,159

Change in Net Assets Resulting from Operations
Net investment income/(loss)	(3,004,553)	619,702
Net realized gain/(loss) on investments	6,978,240	(4,065,693)
Net change in unrealized appreciation/(depreciation) of investments	(27,665,934)	20,699,751
Provision for taxes on unrealized appreciation of investments	—	(94,147)
Net Change in Net Assets Resulting from Operations	(23,692,247)	17,159,613
Change in Net Assets Resulting from Capital Transactions
Repurchases of common stock	(3,709,244)	—
Net Change in Net Assets Resulting from Capital Transactions	(3,709,244)	—
Total Change in Net Assets	(27,401,491)	17,159,613
Net Assets at March 31	$172,515,798	$212,537,772

Change in Net Assets Resulting from Operations
Net investment loss	$(4,667,388)	$(2,805,231)
Net realized gain/(loss) on investments	(23,987)	13,590,233
Net change in unrealized appreciation/(depreciation) of investments	26,522,195	(12,440,320)
Benefit from taxes on unrealized depreciation of investments	—	979,713
Net Change in Net Assets Resulting from Operations	21,830,820	(675,605)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	1,962,431	—
Repurchases of common stock	(3,616,608)	(737,119)
Net Decrease in Net Assets Resulting from Capital Transactions	(1,654,177)	(737,119)
Total Change in Net Assets	20,176,643	(1,412,724)
Net Assets at June 30	$192,692,441	$211,125,048

Change in Net Assets Resulting from Operations
Net investment loss	$(2,587,891)	$(4,702,204)
Net realized gain on investments	2,378,390	1,772,961
Net change in unrealized appreciation/(depreciation) of investments	16,129,442	8,190,695
Net Change in Net Assets Resulting from Operations	15,919,941	5,261,452
Distributions
Dividends declared	(7,587,779)	—
Total Distributions	(7,587,779)	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock	49,882,319	—
Conversion of 4.75% Convertible Senior Notes due March 28, 2023	1,805,847	—
Stock-based compensation	—	1,449,121
Repurchases of common stock	—	(3,886,591)
Net Change in Net Assets Resulting from Capital Transactions	51,688,166	(2,437,470)
Total Change in Net Assets	60,020,328	2,823,982
Net Assets at September 30	$252,712,769	$213,949,030

Capital Share Activity
Shares outstanding at beginning of year	17,564,244	19,762,647
Issuance of common stock from public offering	3,808,979	—
Issuance of common stock under restricted stock plan	21,760	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	174,393	—
Shares repurchased	(1,284,565)	(721,128)
Shares Outstanding at End of Period	20,284,811	19,041,519

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$14,058,514	$21,745,460
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(9,332,643)	(11,297,501)
Net change in unrealized (appreciation)/depreciation of investments	(14,985,703)	(16,450,126)
Change in deferred tax liability	—	(885,566)
Amortization of discount on 4.75% Convertible Senior Notes due 2023	281,973	276,084
Amortization of fixed income security premiums and discounts	—	(3,729)
Write-off of deferred offering costs	—	267,541
Stock-based compensation(1)	1,962,431	1,449,121
Paid-in-kind interest	—	(383,980)
Forfeited interest on 4.75% Convertible Senior Notes due 2023	25,880	—
Adjustments to escrow proceeds receivable	75,844	26,221
Purchases of investments in:
Portfolio investments	(15,397,511)	(25,309,145)
U.S. Treasury bills	(300,000,084)	(249,933,583)
Proceeds from sales or maturity of investments in:
Portfolio investments	15,779,482	52,322,735
U.S. Treasury bills	200,000,000	300,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	594,264	(2,124,641)
Interest and dividends receivable	(337,374)	130,322
Deferred financing costs	—	(5,502)
Escrow proceeds receivable	148,624	408,437
Receivable from unsettled trades	(4,094,909)	—
Payable for securities purchased	89,503,257	(44,737,654)
Accounts payable and accrued expenses	1,610,500	1,651,365
Payable to executive officers	(1,369,873)	—
Income tax payable	35,850	—
Accrued incentive fees(2)	—	(4,660,472)
Accrued management fees(2)	—	(415,056)
Accrued interest payable	(475,000)	(475,000)
Net Cash Provided by/(Used in) Operating Activities	(21,916,478)	21,595,331
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	49,882,319	—
Repurchases of common stock	(7,325,852)	(4,623,710)
Dividends paid	(4,620,898)	—
Deferred offering costs	(284,816)	—
Cash paid for fractional shares	(40)	—
Net Cash Provided by/(Used in) Financing Activities	$37,650,714	$(4,623,710)

Total Increase in Cash Balance	$15,734,236	$16,971,621
Cash Balances at Beginning of Year	44,861,263	28,184,163
Cash Balances at End of Period	$60,595,499	$45,155,784
Supplemental Information:
Interest paid	$1,870,453	$2,007,872
Conversion of 4.75% Convertible Senior Notes due 2023	$1,780,000	$—
Taxes paid	$10,735	$34,666
See accompanying notes to condensed consolidated financial statements.
_______________________
(1)    For the nine months ended September 30, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.
(2)    This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Coursera, Inc.	Mountain View, CA
Preferred shares, Series F 8%	Online Education	7/15/2020	166,962	$2,840,017	$2,812,510	1.11%
Preferred shares, Series B 8%		6/9/2013	2,961,399	14,519,519	49,885,383	19.74%
Total				17,359,536	52,697,893	20.85%
Palantir Technologies, Inc.**	Palo Alto, CA
Common shares, Class A(3)(13)	Data Analysis	5/7/2012	5,373,690	15,101,477	46,662,051	18.46%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	31,818,831	12.59%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,002,666	10,603,177	4.20%
SharesPost, Inc.	San Francisco, CA
Preferred shares, Series B 6%	Online Marketplace Finance	7/19/2011	1,771,653	2,259,716	8,258,137	3.27%
Common shares		7/20/2011	770,934	123,987	1,188,410	0.47%
Total				2,383,703	9,446,547	3.74%
Palantir Lending Trust SPV I **(10)	Palo Alto, CA
Collateralized Loan 15%, Due 6/19/2022***	Data Analysis	6/19/2020	$6,900,000	6,900,601	6,900,000	2.73%
Equity Participation in Underlying Collateral		6/19/2020		—	1,684,657	0.67%
Total				6,900,601	8,584,657	3.40%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	4,000,000	1.58%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	1,939,143	0.77%
Total				5,002,720	5,939,143	2.35%
Rent the Runway, Inc.	New York, NY
Preferred shares	Subscription Fashion Rental	6/17/2020	339,191	5,153,945	4,891,051	1.94%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D(11)	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.38%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.20%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027(11)		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.58%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares***(8)	Cannabis REIT	9/11/2019	312,500	7,500,000	3,883,296	1.54%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	3,288,548	1.30%
Preferred shares, Series C-3 (12)		8/12/2019	24,912	281,190	169,600	0.07%
Total				1,283,005	3,458,148	1.37%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B 8%	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	0.79%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	1,277,667	0.51%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	791,361	0.31%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Kinetiq Holdings, LLC(14)	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$99,438,709	$186,045,176	73.62%

NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	9/11/2019	683,482	$2,414,178	$1,990,069	0.79%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	700,489	0.28%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	3,350,952	1.33%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	3,033,832	1.20%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	1,243,944	0.49%
Total				10,945,024	10,319,286	4.08%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	257,267	446,142	0.18%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,856,959	1.92%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,681,401	1.06%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	94,513	0.04%
Total				6,387,741	8,079,015	3.20%
GreenAcreage Real Estate Corp.	New York, NY
Common shares***(9)	Cannabis REIT	8/12/2019	375,000	7,501,530	6,918,750	2.74%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(7)	Global Innovation Platform	8/23/2019	1	8,555,124	2,112,442	0.84%
Convertible Promissory Note 8% Due 8/23/2024(4)(7)		2/17/2016	$1,010,198	1,030,176	505,099	0.20%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	8,438	—%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	72,500	0.03%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	32,500	0.01%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	6,125	0.00%
Total				9,764,414	2,737,104	1.08%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)	Corporate Education	11/26/2014	$1,251,158	1,256,191	312,789	0.12%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	73,882	0.03%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Total				4,040,875	386,671	0.15%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$52,857,243	$28,440,826	11.25%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(6)	Clean Technology	4/15/2014	14,300,000	$7,151,412	$960,198	0.38%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	960,198	0.38%

Total Controlled				$7,161,412	$960,198	0.38%

Total Portfolio Investments				$159,457,364	$215,446,200	85.25%

U.S. Treasury
U.S. Treasury bill, 0%, due 10/1/2020***(3)		9/30/2020	$150,000,000	149,999,917	150,000,000	59.36%

TOTAL INVESTMENTS				$309,457,281	$365,446,200	144.61%

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
**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2020, 15.12% of its total investments are non-qualifying assets.
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

(3)Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. As of September 30, 2020, 1 investment held by SuRo Capital Corp. was considered Level 1 or Level 2. Refer to “Note 4—Investments at Fair Value”.

(4)As of September 30, 2020, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. During the nine months ended September 30, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $200,000 in dividend distributions. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2020

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

(8)During the nine months ended September 30, 2020, Treehouse Real Estate Investment Trust Inc. declared, and SuRo Capital Corp. received, an aggregate of $50,000 in dividend distributions. SuRo Capital Corp. does not anticipate that Treehouse Real Estate Investment Trust Inc. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(9)During the nine months ended September 30, 2020, GreenAcreage Real Estate Corp. declared an aggregate of $180,000 in dividend distributions. SuRo Capital Corp. does not anticipate that GreenAcreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(10)On June 19, 2020, SuRo Capital Corp. extended a $6.9 million, non-recourse, collateralized loan to Palantir Lending Trust SPV I. The collateralized loan to Palantir Lending Trust SPV I matures on June 19, 2022 and includes a 15% interest rate. Through the collateralized loan, SuRo Capital Corp. participates in additional upside in a future Palantir Technologies, Inc. liquidity event by receiving a percentage of the share price appreciation as captured in the Equity Participation in Underlying Collateral security. On September 30, 2020 SuRo Capital Corp. approved a request by Palantir Lending Trust SPV I to sell approximately 784,491 shares of Palantir Technologies, Inc. that comprise the underlying collateral and Equity Participation upon the direct listing of Palantir Technologies, Inc. on the same date. The sale resulted in approximately $6.0 million in proceeds expected to be received by SuRo Capital Corp subsequent to quarter-end to be applied to the Equity Participation in Underlying Collateral, the guaranteed interest accrual to date, and the loan principal, in that order.

(11)On May 11, 2020, SuRo Capital Corp. made a follow-on investment in a junior preferred convertible note to Neutron Holdings, Inc. (d/b/a Lime) as part of a recapitalization of Neutron Holdings, Inc. (d/b/a Lime), led by Uber Technologies, Inc. On May 11, 2020, SuRo Capital Corp.'s existing Series D Preferred shares were converted to Series 1-D Junior Preferred shares. As part of the transaction, SuRo Capital Corp. was issued, and received on August 24, 2020, 2,032,967 common warrants with a strike price of $0.01 and an expiration date of May 11, 2027.

(12)On June 6, 2020, the convertible note SuRo Capital Corp. had extended to Aspiration Partners, Inc. converted into Series C-3 Preferred shares at a 15% discount to Aspiration Partners, Inc.'s most recent financing round. SuRo Capital Corp. received 24,912 Series C-3 Preferred shares as a result of the conversion.

(13)On September 30, 2020, Palantir Technologies, Inc. went public via a modified direct listing on the New York Stock Exchange. Under the terms of the modified direct listing, as disclosed in Palantir Technologies, Inc.'s Amendment No. 1 to Form S-1 Registration Statement, 20% of SuRo Capital Corp.'s Class A common shares in Palantir Technoloiges, Inc. held at the time of the direct public listing were considered unrestricted, while the remaining 80% were subject to sales restrictions and are not eligible for sale until the third business day following the filing of Palantir Technologies, Inc.'s fiscal year 2020 Form 10-K filing in 2021. On September 30, 2020, SuRo Capital Corp. sold 400,000 Class A common shares of Palantir Technologies, Inc. Of the Class A common shares held at September 30, 2020, 754,738 are unrestricted and 4,618,952 are restricted.

(14)On July 29, 2020 SuRo Capital Corp. exited its investment in 4C Insights (f/k/a The Echo Systems Corp.). In connection with this exit, SuRo Capital Corp. received 112,374 Class A common shares in Kinetiq Holdings, LLC in addition to cash proceeds and amounts currently held in escrow.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

NOTE 1—NATURE OF OPERATIONS

SuRo Capital Corp. ("we", "us", "our", “Company” or “SuRo Capital”), formerly known as Sutter Rock Capital Corp. and as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally-managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The table below displays the Company’s subsidiaries as of September 30, 2020, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
September 30, 2020
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
September 30, 2020

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
September 30, 2020
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
September 30, 2020
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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2020 and December 31, 2019, for details regarding the nature and composition of the Company’s investment portfolio.

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
September 30, 2020
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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments and sold are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. As of September 30, 2020 and December 31, 2019, the Company had $116,679 and $265,303, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of September 30, 2020 and December 31, 2019, the Company had deferred financing costs of $296,198 and $11,382, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2020	December 31, 2019
Deferred credit facility costs	$11,382	$11,382
Deferred offering costs	284,816	—
Deferred Financing Costs	$296,198	$11,382

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
September 30, 2020
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of September 30, 2020 and December 31, 2019, the Company had no material escrow deposits.

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
September 30, 2020

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
September 30, 2020
Recently Issued or Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments took effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the eliminated and modified disclosure requirements during the three and nine months ended September 30, 2020. No significant changes to the fair value disclosures were necessary in the notes to the condensed consolidated financial statements in order to comply with ASU 2018-13.

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

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 ("SEC Rule 12b-2 Update"), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75.0 million or more, but less than $700.0 million, and (2) has annual investment income of less than $100.0 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. SEC Rule 12b-2 Update applies to annual report filings due on or after April 27, 2020. The Company is currently assessing SEC Rule 12b-2 Update and believes it will no longer be an accelerated filer, but may continue filing under the accelerated filer timeline.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to comply in advance of the effective date for the quarter ended September 30, 2020. The adoption of this rule will have a moderate impact on the consolidated condensed financial statements in that far fewer subsidiaries will require disclosure under the Final Rules as compared to the previous rules.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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
September 30, 2020

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

The term of the Consulting Agreement commenced on March 12, 2019 and will continue for eighteen months, unless the parties thereto mutually agree to extend the Consulting Agreement for an additional period.  Pursuant to the Consulting Agreement, we will pay Mr. Moe a total amount equal to $1,250,000. On September 12, 2020, the Consulting Agreement expired in accordance with its terms and was not renewed or extended.

For the three months ended September 30, 2020 and 2019 the Company incurred $165,771 and $208,333, respectively, of consulting expense related to the Consulting Agreement, as included in "professional fees" on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019 the Company incurred $582,437 and $459,229, respectively, of consulting expense related to the Consulting Agreement, as included in "professional fees" on the Condensed Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the Company recorded $0 and $332,437, respectively, of prepaid expense related to the Consulting Agreement on the Condensed Consolidated Statement of Assets and Liabilities.

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

The term of the Amended and Restated License Agreement commenced on March 12, 2019 and will continue for eighteen months, unless the parties thereto mutually agree to extend the Amended and Restated License Agreement for an additional period.  Pursuant to the Amended and Restated License Agreement, we will pay GSV Asset Management a total amount equal to $1,250,000. On September 12, 2020, the Amended and Restated License Agreement expired in accordance with its terms and was not renewed or extended.

For the three months ended September 30, 2020 and 2019, the Company incurred $165,771 and $208,333, respectively, of licensing expense, as included in "other expenses" on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, the Company incurred $582,438 and $459,229 respectively, of licensing expense,

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
as included in "other expenses" on the Condensed Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the Company recorded $0 and $332,437, respectively, of prepaid expense related to the Amended and Restated Trademark License Agreement on the Condensed Consolidated Statement of Assets and Liabilities.

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

GSV Asset Management did not earn any management fees for the three months ended September 30, 2020 and 2019 and did not waive any management fees for the three months ended September 30, 2020 or 2019. For the nine months ended September 30, 2020 and 2019, GSV Asset Management earned $0 and $848,723 in management fees, respectively, and did not waive any management fees.

As the Investment Advisory Agreement has been terminated, there will be no base management fee payable to GSV Asset Management going forward.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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

For the three and nine months ended September 30, 2020, the Company did not accrue any incentive fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019. For the three and nine months ended September 30, 2019, the Company reversed previously accrued incentive fees of $0 and $4,660,472, respectively, due to the termination of the Investment Advisory Agreement. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

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

As of each of September 30, 2020 and December 31, 2019, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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

For the three months ended September 30, 2020 and 2019, the Company did not incur any costs under the Administration Agreement. For the nine months ended September 30, 2020 and 2019, the Company incurred $0 and $306,084, respectively, in such costs incurred under the Administration Agreement. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company on behalf of the Company going forward.

License Agreement

On March 12, 2019, in connection with the Company's Internalization, as of the Effective Date, the Company entered into the Amended and Restated Trademark License Agreement to use the trade name “GSV”, and other state or unregistered “GSV” marks, including the trading symbol “GSVC.” for a period of up to eighteen months and a predetermined fee of $1,250,000. Other than with respect to this limited license, the Company has no legal right to the “GSV” name. On September 12, 2020, the Amended and Restated License Agreement expired in accordance with its terms and was not renewed or extended.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of September 30, 2020, the Company had 50 positions in 24 portfolio companies. As of December 31, 2019, the Company had 46 positions in 23 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$77,832,023	$132,071,471	52.3%	$73,557,331	$125,448,358	62.8%
Common Stock	45,794,814	23,871,300	9.4%	63,425,065	59,209,559	29.6%
Debt Investments	11,964,165	8,224,227	3.3%	4,838,415	1,644,155	0.8%
Options	8,764,885	4,617,151	1.8%	8,764,885	5,283,506	2.6%
Private Portfolio Companies	144,355,887	168,784,149	66.8%	150,585,696	191,585,578	95.8%
Publicly Traded Portfolio Companies
Common Stock	15,101,477	46,662,051	18.5%	—	—	—%
Total Portfolio Investments	159,457,364	215,446,200	85.3%	150,585,696	191,585,578	95.8%
Non-Portfolio Investments
U.S. Treasury bill	149,999,917	150,000,000	59.3%	49,996,667	50,000,000	25.0%
Total Investments	$309,457,281	$365,446,200	144.6%	$200,582,363	$241,585,578	120.8%

The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$199,366,432	92.5%	78.9%	$176,331,572	92.0%	88.2%
Northeast	12,196,472	5.7%	4.8%	7,847,769	4.1%	3.9%
Mid-west	3,883,296	1.8%	1.6%	7,406,237	3.9%	3.7%
Total	$215,446,200	100.0%	85.3%	$191,585,578	100.0%	95.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

	As of September 30, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$95,773,772	44.5%	37.9%	$82,578,640	43.1%	41.3%
Big Data/Cloud	55,246,708	25.6%	21.9%	31,582,084	16.5%	15.8%
Financial Technology	23,706,741	11.0%	9.4%	26,754,801	14.0%	13.4%
Social/Mobile	20,922,463	9.7%	8.3%	26,573,046	13.8%	13.3%
Marketplaces	18,836,318	8.7%	7.5%	23,321,809	12.2%	11.6%
Sustainability	960,198	0.5%	0.3%	775,198	0.4%	0.4%
Total	$215,446,200	100.0%	85.3%	$191,585,578	100.0%	95.8%

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2020 and December 31, 2019 are as follows:

	As of September 30, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$132,071,471	$132,071,471
Common Stock	—	—	23,871,300	23,871,300
Debt Investments	—	—	8,224,227	8,224,227
Options	—	—	4,617,151	4,617,151
Private Portfolio Companies	—	—	168,784,149	168,784,149
Publicly Traded Portfolio Companies
Common Stock	—	46,662,051	—	46,662,051
Total Portfolio Investments	—	46,662,051	168,784,149	215,446,200
Non-Portfolio Investments
U.S. Treasury bills	150,000,000	—	—	150,000,000
Total Investments at Fair Value	$150,000,000	$46,662,051	$168,784,149	$365,446,200

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$125,448,358	$125,448,358
Common Stock	—	—	59,209,559	59,209,559
Debt Investments	—	—	1,644,155	1,644,155
Options	—	—	5,283,506	5,283,506
Private Portfolio Companies	—	—	191,585,578	191,585,578
Publicly Traded Portfolio Companies
Common Stock	—	—	—	—
Total Portfolio Investments	—	—	191,585,578	191,585,578
Non-Portfolio Investments
U.S. Treasury bills	50,000,000	—	—	50,000,000
Total Investments at Fair Value	$50,000,000	$—	$191,585,578	$241,585,578

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2020 and December 31, 2019. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of September 30, 2020

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$23,871,300	Market approach	AFFO(4) multiple	23.57x - 23.57x (23.57x)
			Revenue multiples	2.06x -6.27x (5.62x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$132,071,471	Market approach	Revenue multiples	0.91x - 3.84x (2.19x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	Revenue multiples	0.99x - 2.99x (1.98x)
			Precedent transactions	N/A
Debt investments	$8,224,227	Market approach	Revenue multiples	2.06x - 2.88x (2.24x)
		PWERM(5)	Revenue multiples	N/A
			Liquidation value	N/A
Options	$4,617,151	Option pricing model	Term to expiration (Years)	0.51 - 7.55 (4.67)
			Volatility	34% - 52% (37%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)

________________________
(1)    As of September 30, 2020, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)    The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2020 as follows:

	Nine Months Ended September 30, 2020
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Transfers out of Level 3	(57,736,900)	—	—	—	(57,736,900)
Purchases, capitalized fees, and interest	(3,912)	7,994,484	7,406,940	—	15,397,512
Sales/Maturity of investments	(807,953)	(10,876,621)	—	—	(11,684,574)
Exercises and conversions(1)	—	281,190	(281,190)	—	—
Realized gains	(628,450)	6,875,639	—	—	6,247,189
Net change in unrealized appreciation/(depreciation) included in earnings	23,838,956	2,348,421	(545,678)	(666,355)	24,975,344
Fair Value as of September 30, 2020	$23,871,300	$132,071,471	$8,224,227	$4,617,151	$168,784,149
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2020	$(3,730,766)	$9,237,222	$(505,703)	$(666,355)	$4,334,398
________________________

(1)    During the nine months ended September 30, 2020, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	Junior Preferred shares, Series 1-D Common warrants, Strike price $0.01, Expiration Date 5/11/2027
Aspiration Partners, Inc.	Convertible Promissory Note	Preferred shares, Series C-3
Palantir Technologies, Inc.	Common shares, Class A	Public Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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
September 30, 2020
Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2020 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:
Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2020	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(4)	14,300,000	$200,000	$775,198	$—	$—	$185,000	$960,198	0.38%
Total Preferred Stock		200,000	775,198	—	—	185,000	960,198	0.38%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—%
Total Common Stock		—	—	—	—	—	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$200,000	$775,198	$—	$—	$185,000	$960,198	0.38%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(3)	$1,251,158	$—	$312,789	$—	$—	$—	$312,789	0.12%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	(29,184)	1,010,198	—	—	(505,099)	505,099	0.20%
Total Debt Investments		(29,184)	1,322,987	—	—	(505,099)	817,888	0.32%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	—	34,980	—	—	38,902	73,882	0.03%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—%
Total Corporate Education		—	34,980	—	—	38,902	73,882	0.03%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2020	Percentage of Net Assets
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	$—	$—	$—	$—	$—	$—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	2,970,252	—	—	(980,183)	1,990,069	0.79%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	5,001,420	—	—	(1,650,468)	3,350,952	1.33%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	4,528,107	—	—	(1,494,275)	3,033,832	1.20%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	2,002,143	—	—	(758,199)	1,243,944	0.49%
Total Digital Media Platform		—	14,501,922	—	—	(4,883,125)	9,618,797	3.81%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	503,120	—	—	(56,978)	446,142	0.18%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	5,391,000	—	—	(534,041)	4,856,959	1.92%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	3,248,804	—	—	(567,403)	2,681,401	1.06%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	157,949	—	—	(63,436)	94,513	0.04%
Total Interactive Learning		—	9,300,873	—	—	(1,221,858)	8,079,015	3.20%
Total Preferred Stock		—	23,837,775	—	—	(6,066,081)	17,771,694	7.03%
Options
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	1,182,260	—	—	(481,771)	700,489	0.28%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021	187,500	—	20,625	—	—	(12,187)	8,438	0.00%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	135,000	—	—	(62,500)	72,500	0.03%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	62,500	—	—	(30,000)	32,500	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2020	Percentage of Net Assets
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	$—	$2,500	$—	$—	$3,625	$6,125	0.00%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	3,880,621	—	—	(1,768,179)	2,112,442	0.84%
Total Global Innovation Platform		—	4,101,246	—	—	(1,869,241)	2,232,005	0.88%
Total Options		—	5,283,506	—	—	(2,351,012)	2,932,494	1.16%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—%
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares***(7)	375,000	180,000	7,500,000	—	—	(581,250)	6,918,750	2.74%
Total Common Stock		180,000	7,500,000	—	—	(581,250)	6,918,750	2.74%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$150,816	$37,944,268	$—	$—	$(9,503,442)	$28,440,826	11.25%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2020, 15.12% of its total investments are non-qualifying assets.

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

(3)    As of September 30, 2020, the investments noted had been placed on non-accrual status.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

(4)    The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. During the nine months ended September 30, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $200,000 in dividend distributions. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

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

(7)    During the nine months ended September 30, 2020, GreenAcreage Real Estate Corp. declared an aggregate of $180,000 in dividend distributions. SuRo Capital Corp. does not anticipate that Green Acreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2019 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(3)	14,300,000	$400,000	$750,198	$—	$—	$—	$25,000	$775,198	0.39%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4 (7)	—	—	4,960,553	(4,904,498)	—	—	(56,055)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3 (7)	—	—	1,735,134	(2,005,730)	—	—	270,596	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2 (7)	—	—	300,000	(605,500)	—	—	305,500	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1 (7)	—	—	499,999	(1,021,778)	—	—	521,779	—	—%
Total Global Innovation Platform		—	7,495,686	(8,537,506)	—	—	1,041,820	—	—%
Total Preferred Stock		400,000	8,245,884	(8,537,506)	—	—	1,066,820	775,198	0.39%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Common shares (7)	—	—	—	(1,000)	—	—	1,000	—	—%
Total Common Stock		—	—	(1,000)	—	—	1,000	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$400,000	$8,245,884	$(8,538,506)	$—	$—	$1,067,820	$775,198	0.39%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(5)	$1,251,158	$(13,142)	$1,360,489	$—	$3,553	$(109,331)	$(941,922)	$312,789	0.16%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018***(6)	$—	72,864	3,153,575	(2,102,384)	—	—	(1,051,191)	—	—%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018	$—	—	—	—	680	(2,334,832)	2,334,152	—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.) –Convertible Promissory Note 8% Due 8/23/2024***(7)	$1,010,198	107,611	936,525	—	78,739	—	(5,066)	1,010,198	0.50%
Total Global Innovation Platform		107,611	936,525	—	78,739	—	(5,066)	1,010,198	0.50%
Total Debt Investments		167,333	5,450,589	(2,102,384)	82,972	(2,444,163)	335,973	1,322,987	0.66%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	—	878,005	—	—	—	(843,025)	34,980	0.02%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—	—%
Total Corporate Education		—	878,005	—	—	—	(843,025)	34,980	0.02%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	—	—	—	—	—	(9,999,999)	9,999,999	—	—%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	—	—	250,000	—	—	(501,360)	251,360	—	—%
EdSurge, Inc.–Preferred shares, Series A	—	—	269,848	—	—	(500,801)	230,953	—	—%
Total Education Media Platform		—	519,848	—	—	(1,002,161)	482,313	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	$—	$—	$—	$—	$—	$—	$—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6% (6)	683,482	—	—	2,102,384	311,794	—	556,074	2,970,252	1.49%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	5,001,420	5,001,420	2.50%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	4,528,107	4,528,107	2.26%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	2,002,143	2,002,143	1.00%
Total Digital Media Platform		—	—	2,102,384	311,794	—	12,087,744	14,501,922	7.25%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-4 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-3 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-2 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred stock Series A-1 (7)	—	—	—	—	—	—	—	—	—%
Total Global Innovation Platform		—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(4)(8)	329,337	—	—	—	257,267	—	245,853	503,120	0.25%
StormWind, LLC–Preferred shares, Series C 8%(4)	2,779,134	—	7,194,971	—	—	—	(1,803,971)	5,391,000	2.70%
StormWind, LLC–Preferred shares, Series B 8%(4)	3,279,629	—	5,770,328	—	—	—	(2,521,524)	3,248,804	1.62%
StormWind, LLC–Preferred shares, Series A 8%(4)	366,666	—	421,525	—	—	—	(263,576)	157,949	0.08%
Total Interactive Learning		—	13,386,824	—	257,267	—	(4,343,218)	9,300,873	4.65%
Total Preferred Stock		—	14,784,677	2,102,384	569,061	(11,002,160)	17,383,813	23,837,775	11.92%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
Options
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020	16,903	$—	$19,946	$—	$—	$—	$(19,946)	$—	—%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	—	—	—	—	1,182,260	1,182,260	0.59%
Global Innovation Platform
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(7)	187,500	—	26,250	—	—	—	(5,625)	20,625	0.01%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(7)	500,000	—	145,000	—	—	—	(10,000)	135,000	0.07%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021(7)	250,000	—	70,000	—	—	—	(7,500)	62,500	0.03%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021 (7)	100,000	—	556	—	—	—	(556)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022(7)	125,000	—	694	—	—	—	(694)	—	—%
NestGSV, Inc. (d/b/a GSV Labs, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023(7)	250,000	—	5,000	—	—	—	(2,500)	2,500	0.00%
Derivative Security, Expiration Date 8/23/2024(7)	1	—	—	8,538,506	16,618	—	(4,674,503)	3,880,621	1.94%
Total Global Innovation Platform		—	247,500	8,538,506	16,618	—	(4,701,378)	4,101,246	2.05%
Total Options		—	267,446	8,538,506	16,618	—	(3,539,064)	5,283,506	2.64%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares	375,000	$—	$—	$—	$7,501,530	$—	$(1,530)	$7,500,000	3.75%
Total Common Stock		—	—	—	7,501,530	—	(1,530)	7,500,000	3.75%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$167,333	$20,502,712	$8,538,506	$8,170,181	$(13,446,323)	$14,179,192	$37,944,268	18.98%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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
September 30, 2020
NOTE 5—COMMON STOCK

Share Repurchase Program

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

During the three and nine months ended September 30, 2020, the Company repurchased 0 and 1,284,565 shares, respectively, of the Company’s common stock. As of September 30, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $2.7 million. Refer to "Note 12 — Subsequent Events" for additional information.

Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted to non-employee directors under the Amended & Restated 2019 Equity Incentive Plan (as defined herein).

Conversion of 4.75% Convertible Senior Notes due 2023

For the three and nine months ended September 30, 2020 the Company issued 174,393 shares of its common stock and cash for fractional shares upon the conversion of $1,780,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. Refer to “Note 10—Debt Capital Activities” and "Note 12 — Subsequent Events" for more detail regarding conversion terms.

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the “Initial Sales Agreement”), with BTIG, LLC, JMP Securities LLC and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under the Initial Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50,000,000 in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account (the "ATM Program"). On September 23, 2020, the Company increased the maximum amount of Shares to be sold through the

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
ATM Program to $150,000,000 from $50,000,000. In connection with the upsize of the ATM Program to $150,000,000, the Company entered into Amendment No. 1 to the At-the-Market Sales Agreement, dated September 23, 2020, with the Agents (the “Amendment No. 1 to the Sales Agreement,” and together with the Initial Sales Agreement, the “Sales Agreement”). The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

Sales of the Shares, if any, will be made by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or sales made to or through a market maker other than on an exchange, at market prices prevailing at the time of sale, at prices related to prevailing market prices or at other negotiated prices. Actual sales in the ATM Program will depend on a variety of factors to be determined by the Company from time to time.

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

During the three and nine months ended September 30, 2020, the Company issued and sold 3,808,979 Shares under the ATM Program at a weighted-average price of $13.36 per share, for gross proceeds of $50,900,326 and net proceeds of $49,882,319, after deducting commissions to the Agents on Shares sold. As of September 30, 2020, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program.

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

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings per common share–basic:	2020	2019	2020	2019
Net change in net assets resulting from operations	$15,919,941	$5,261,452	$14,058,514	$21,745,460
Weighted-average common shares–basic	17,795,538	19,472,785	17,208,723	19,650,651
Earnings per common share–basic	$0.89	$0.27	$0.82	$1.11
Earnings per common share–diluted:
Net change in net assets resulting from operations	$15,919,941	$5,261,452	$14,058,514	$21,745,460
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	552,555	568,040	1,690,577	1,701,084
Net change in net assets resulting from operations, as adjusted	$16,472,496	$5,829,492	$15,749,091	$23,446,544
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	3,802,865	3,731,344	3,879,203	3,731,344
Weighted-average common shares outstanding–diluted	21,598,403	23,204,129	21,087,926	23,381,995
Earnings per common share–diluted	$0.76	$0.25	$0.75	$1.00
______________________

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(1)     For the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2020 and December 31, 2019, the Company had approximately $10,000,000 and $0, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of September 30, 2020, the Company has booked a right of use asset and operating lease liability of $673,030 and $673,030, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of September 30, 2020 and December 31, 2019, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended September 30, 2020, and 2019, the Company incurred $46,811 and $22,211 of operating lease expense, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred $134,531 and $29,359 of operating lease expense, respectively. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2020, the remaining lease term was 3.8 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of September 30, 2020:

For the Years Ended December 31,	Amount
2020	$44,177
2021	179,800
2022	185,194
2023	190,750
2024	113,604
$713,525

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Basic Share Data
Net asset value at beginning of the period	$11.84	$10.75	$11.38	$9.89
Net investment loss(1)	(0.15)	(0.24)	(0.60)	(0.35)
Net realized gain on investments(1)	0.13	0.09	0.54	0.57
Net change in unrealized appreciation/(depreciation) of investments(1)	0.91	0.42	0.87	0.84
Provision for taxes on unrealized appreciation of investments(1)	—	—	—	0.05
Dividends declared	(0.40)	—	(0.40)	—
Issuance of common stock from public offering	0.24	—	0.30	—
Deferred offering costs	—	—	—	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	(0.11)	—	(0.11)	—
Repurchases of common stock(1)	—	0.14	0.36	0.17
Stock-based compensation(1)	—	0.08	0.12	0.07
Net asset value at end of period	$12.46	$11.24	$12.46	$11.24
Per share market value at end of period	$10.56	$6.24	$10.56	$6.24
Total return based on market value(2)	24.68%	(2.50)%	61.22%	19.54%
Total return based on net asset value(2)	5.24%	4.56%	9.49%	13.65%
Shares outstanding at end of period	20,284,811	19,041,519	20,284,811	19,041,519
Ratios/Supplemental Data:
Net assets at end of period	$252,712,769	$213,949,030	$252,712,769	$213,949,030
Average net assets	$205,006,043	$215,020,159	$191,342,719	$207,111,511
Ratio of gross operating expenses to average net assets(3)	5.81%	7.45%	7.45%	6.08%
Ratio of income tax provision to average net assets	—%	—%	—%	(0.43)%
Ratio of net operating expenses to average net assets(3)	5.81%	7.45%	7.45%	5.65%
Ratio of net investment income/(loss) to average net assets(3)	(5.02)%	(8.77)%	(6.82)%	(4.46)%
Portfolio Turnover Ratio	1.37%	4.80%	8.04%	12.72%

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
(3)Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Significant and material non-recurring expenses are not annualized. For the three and nine months ended September 30, 2020, the Company excluded $0 and $1,962,431, respectively of non-recurring expenses. For the three and nine months ended September 30, 2019, the Company excluded $0 and $(1,769,820), respectively, of non-recurring expenses and did not annualize the income tax provision. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 9—INCOME TAXES

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years. The Company intends to continue to operate so as to qualify to be subject to tax treatment as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized investment gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

During the three and nine months ended September 30, 2020, the Company declared distributions of $0.40 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2020, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and net capital gains for preceding years, but not distributed during such years and on which the Company paid no U.S. federal income tax. The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, the Company may choose to carry over taxable income in excess of current taxable year distributions from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next taxable year, distributions declared and paid by the Company in a taxable year may differ from the Company’s taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

The Company has taxable subsidiaries which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidiaries are consolidated for U.S. GAAP and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements and are recorded at fair value. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these taxable subsidiaries generally would be subject to tax at normal corporate tax rates based on its taxable income.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

As of September 30, 2020 and December 31, 2019, the Company recorded a deferred tax liability of approximately $0.0 million and $0.0 million, respectively. The Company is required to include net deferred tax provision/benefit in calculating its

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2016–2019 and 2015–2019, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2020, there were no material interest or penalties incurred related to uncertain tax positions.

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

The initial conversion rate for the 4.75% Convertible Senior Notes due 2023 was 93.2836 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represented an initial conversion price of approximately $10.72 per share. As a result of the Company’s Modified Dutch Auction Tender Offer and cash dividends, the conversion rate for the 4.75% Convertible Senior Notes due 2023 changed to 99.0298 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represents a current conversion price of approximately $10.10 per share. Following certain corporate transactions that occur on or prior to the stated maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 4.75% Convertible Senior Notes due 2023 in connection with such a corporate transaction. If a fundamental change, as defined in the indenture governing the 4.75% Convertible Senior Notes due 2023, occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their 4.75% Convertible Senior Notes due 2023 at a fundamental change purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The indenture governing the 4.75% Convertible Senior Notes due 2023 contains customary financial reporting requirements and contains certain restrictions on mergers, consolidations, and asset sales. The indenture also contains certain events of default, the occurrence of which may lead to the 4.75% Convertible Senior Notes due 2023 being due and payable before their maturity or immediately.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
For the three and nine months ended September 30, 2020 the Company issued 174,393 shares of its common stock and cash for fractional shares upon the conversion of $1,780,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. Refer to "Note 12 — Subsequent Events" for additional information.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2020	December 31, 2019
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Conversion of 4.75% Convertible Senior Notes due 2023	$(1,780,000)	$—
Direct deduction of deferred debt issuance costs	$(914,392)	$(1,196,365)
4.75% Convertible Senior Notes due 2023 Payable	$37,305,608	$38,803,635

As of September 30, 2020 the principal amount of the 4.75% Convertible Senior Notes due 2023 did not exceed the value of the underlying shares multiplied by the per share closing price of the Company’s common stock. If the share price of our common stock exceeds $10.10 per share it may be advantageous for note holders to convert their 4.75% Convertible Senior Notes due 2023 to our common stock.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of September 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

NOTE 11—STOCK-BASED COMPENSATION
2019 Equity Incentive Plan
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

Cancellation of Stock Option Awards Under 2019 Equity Incentive Plan

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment pursuant to an option cancellation agreement (the "Option Cancellation Agreement"). As a result, there are no stock option awards currently outstanding under the 2019 Equity Incentive Plan. In accordance with FASB ASC 718, Compensation – Stock Compensation ("ASC 718"), all unrecognized compensation cost related to still unvested shares was recognized as of the date of cancellation. For more information, including a description of the Option Cancellation Agreement, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such description of the Option Cancellation Agreement is qualified in its entirety by reference to the text of such Option Cancellation Agreement filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 8, 2020.

The Company follows ASC 718 to account for stock options granted. Under ASC 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate, and expected option life. The time-based options granted on July 17, 2019 were ascribed a weighted-average fair value of $2.57 per share. The fair value of options granted under the 2019 Equity Incentive Plan was based upon a Black Scholes option pricing model using the assumptions in the following table:

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	—
Granted	1,165,000	$6.57	$2.57
Exercised	—
Forfeited	(6,667)	$6.57	$2.57
Expired	(3,333)	$6.57	$2.57
Outstanding as of December 31, 2019	1,155,000	$6.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of September 30, 2020	—

For the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $0 and $1,962,431, respectively, related to the cancellation of all granted vested and unvested options, and the amount of cash received from the exercise of stock options was $0 and $0, respectively. As of September 30, 2020, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant).

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
of the Company’s common stock on the date of grant. Generally, no Option will be exercisable after the expiration of ten years from the date of grant. In the case of an Option granted to a 10% Stockholder, the term of an incentive stock option will be for no more than five years from the date of grant.

During the nine months ended September 30, 2020, the Company granted 21,760 restricted shares to its non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. The Company determined that the fair values, based on the grant date close price, of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the nine months ended September 30, 2020 were approximately $200,000 in the aggregate. As of September 30, 2020, there were approximately $200,000 of total unrecognized compensation costs related to the restricted share grants. These costs related to the annual grants to non-employee directors are expected to be recognized upon vesting, which is approximately one year from the date of grant.

The following table summarizes the activities for the Company’s restricted share grants for the nine months ended September 30, 2020 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2019	—
Granted	21,760
Exercised	—
Forfeited	—
Expired	—
Outstanding as of September 30, 2020	21,760
Vested and Exercisable as of September 30, 2020	—

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2020 through November 6, 2020, the Company exited or received proceeds from the following investments.

Portfolio Company	Transaction Date	Investment	Shares	Average Net Share Price(1)	Net Proceeds	Realized Gain or Income
Palantir Technologies, Inc.(2)	Various	Common shares, Class A	754,738	$10.04	$7,576,968	$5,388,228
Palantir Lending Trust SPV I(3)	Various	Collateralized Loan 15% due 6/19/2022	N/A	N/A	$6,609,813	$376,625
Palantir Lending Trust SPV I(4)	Various	Equity Participation in Underlying Collateral	N/A	N/A	$790,187	$790,187
Total					$14,976,968	$6,555,040
__________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)As of November 6, 2020, we held 4,618,952 remaining restricted Class A common shares of Palantir Technologies, Inc.
(3)As of November 6, 2020, $6,609,813 was received from Palantir Lending Trust SPV I. Of the proceeds received, approximately $6.2 million repaid a portion of the $6.9 million outstanding principal and approximately $0.4 million was attributed to the accrued guaranteed interest. As of November 6, 2020, the remaining principal outstanding on the promissory note was approximately $0.7 million and approximately $0.4 million of guaranteed interest was still expected to be received.
(4)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of November 6, 2020, 1,420,843 Class A common shares remain in Palantir Lending Trust SPV I, a portion of which are subject to certain lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the existing promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
From October 1, 2020 through November 6, 2020, the Company funded investments in an aggregate amount of $9,999,982 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Blink Health, Inc.	Preferred Shares, Series A	10/27/2020	$4,999,995
Blink Health, Inc.	Preferred Shares, Series C	10/27/2020	$4,999,987
Total			$9,999,982

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

Dividends

On September 25, 2020, the Company’s Board of Directors declared a dividend of $0.25 per share paid, in cash, on October 20, 2020 to stockholders of record as of the close of business on October 5, 2020.

On October 28, 2020, the Company’s Board of Directors declared a dividend of $0.25 per share payable on November 30, 2020 to stockholders of record as of the close of business on November 10, 2020. The dividend will be paid in cash.

Conversion of 4.75% Convertible Senior Notes due 2023

Effective as of October 5, 2020, the conversion price applicable to the 4.75% Convertible Senior Notes due 2023 was adjusted to $9.84 per share (101.6664 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023) from the most recent conversion price of $10.10 per share (99.0298 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023), which had been in effect since August 11, 2020. The adjustment to the conversion rate of the 4.75% Convertible Senior Notes due 2023 was made pursuant to the supplemental indenture governing the 4.75% Convertible Senior Notes due 2023 as a result of the Company’s cash dividend of $0.25 per share, paid on October 20, 2020 to stockholders of record as of the close of business on October 5, 2020.

From October 1, 2020 through November 6, 2020, the Company issued 495 shares of its common stock and cash for fractional shares upon the conversion of $5,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

Share Repurchase Program

On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of shares our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5 — Common Stock" for additional information on the Share Repurchase Program.

From October 1, 2020 through November 6, 2020, the Company repurchased 371,283 additional shares under the Share Repurchase Program for an aggregate purchase price of $3.1 million.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
At-the-Market Offering

From October 1, 2020 through November 6, 2020, the Company did not issue or sell any Shares under the ATM Program. As of November 6, 2020, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to September 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of November 6, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended September 30, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of September 30, 2020, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g).

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. This new definition eliminates the asset test, and revises the investment and income tests for registered investment companies and BDCs. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to comply in advance of the effective date for the quarter ended September 30, 2020.

As a result of the new definition of a “significant subsidiary” set forth in Rule 1-02(w)(2) the Company’s only “subsidiary” as of September 30, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) does not meet the definition of a “significant subsidiary” set forth in Rule 1-02(w)(2). For comparability purposes the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended September 30, 2019 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights than our common stock investments and are generally convertible into common stock at our discretion. As our investment strategy is primarily focused on equity positions, our investments generally do not produce current income and therefore we may be dependent on future capital raising to meet our operating needs if no other source of liquidity is available. We seek to create a low-turnover portfolio that includes investments in companies representing a broad range on investment themes.

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

Portfolio and Investment Activity

Nine Months Ended September 30, 2020

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2020, of all of our portfolio investments, excluding U.S. Treasury bills, was $215,446,200.

During the nine months ended September 30, 2020, we funded investments in an aggregate amount of $15,214,694 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a Lime)	Convertible Promissory Note	5/11/2020	$506,339
Rent the Runway, Inc.	Preferred Shares	6/17/2020	5,000,001
Palantir Lending Trust SPV I	Collateralized Loan	6/19/2020	6,870,000
Coursera, Inc.	Preferred Shares, Series F	7/15/2020	2,838,354
Total			$15,214,694

    During the nine months ended September 30, 2020, we capitalized fees of $182,817.

    During the nine months ended September 30, 2020, we exited investments in an amount of $15,779,482, net of transaction costs, and realized a net gain on investments of approximately $9,332,643 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Parchment, Inc.	1/31/2020	3,200,512	$3.40	$10,876,621	$6,875,639
4C Insights (f/k/a The Echo Systems Corp.)(3)	7/29/2020	436,219	1.85	807,952	(628,452)
Palantir Technologies, Inc.(4)	9/30/2020	400,000	10.24	4,094,909	3,006,451
Total				$15,779,482	$9,253,638
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain/(loss) does not include realized gain or loss incurred on the maturity of our U.S. Treasury investments.
(3)On July 29, 2020 SuRo Capital Corp. exited its investment in 4C Insights (f/k/a The Echo Systems Corp.). In connection with this exit, SuRo Capital Corp. received 112,374 Class A common shares in Kinetiq Holdings, LLC in addition to cash proceeds and amounts currently held in escrow. As of September 30, 2020, all remaining shares of 4C Insights (f/k/a The Echo System) held by us had been sold, subject to an escrow receivable of $56,124.
(4)As of September 30, 2020, we held 5,373,690 Class A common shares of Palantir Technologies, Inc. Of the remaining shares, 754,738 were unrestricted and 4,618,952 were subject to lock-up restrictions.

    During the nine months ended September 30, 2020, we did not write-off any investments and our CUX, Inc. (d/b/a CorpU) Series D preferred warrants with a strike price of $4.59, expired on February 14, 2020.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

Nine Months Ended September 30, 2019

    During the nine months ended September 30, 2019, we funded investments in an aggregate amount of $25,280,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a Lime)	Preferred Shares, Series D	1/25/2019	$10,000,000
Aspiration Partners, Inc.	Convertible Promissory Note 5% Due 1/31/2021	8/12/2019	$280,000
GreenAcreage Real Estate Corp.	Common shares	8/12/2019	$7,500,000
Treehouse Real Estate Investment Trust, Inc.	Common shares	9/11/2019	$7,500,000
Total			$25,280,000

    During the nine months ended September 30, 2019, we capitalized fees of $29,145.

    During the nine months ended September 30, 2019, we sold investments in an amount of $52,322,735, net of transaction costs, and realized a net gain on investments of approximately $9,524,540 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	3/11/2019	—	$—	$—	$(12,334,151)
Spotify Technologies S.A.(4)	Various	235,360	138.29	32,547,633	22,545,550
Dropbox, Inc.(5)	Various	874,990	22.54	19,723,591	6,066,664
Knewton, Inc.(6)	5/31/2019	—	—	51,511	(5,083,701)
Total				$52,322,735	$11,194,362

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
(4)As of September 30, 2020 we held 0 remaining shares of Spotify Technologies S.A.
(5)AS of September 30, 2020 we held 0 remaining shares of Dropbox, Inc.
(6)On May 31, 2019, a sale of substantially all of Knewton, Inc. to Wiley Education was completed.

    During the nine months ended September 30, 2019, we did not write-off any investments.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

Operating results for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Investment Income	$408,107	$380,226	$901,384	$1,095,428
Interest income	284,357	380,226	471,384	895,428
Dividend income	123,750	—	430,000	200,000
Total Operating Expenses	$2,995,998	$5,082,430	$11,161,216	$7,983,161
Management fees	—	—	—	848,723
Incentive fees/(Reversal of incentive fee accrual)	—	—	—	(4,660,472)
Costs incurred under Administration Agreement	—	—	—	306,084
Directors’ fees	111,250	99,620	333,750	272,120
Professional fees	714,345	807,143	2,532,183	4,179,093
Compensation expense	1,030,239	3,070,409	4,960,679	3,702,517
Interest expense	555,935	591,512	1,697,962	1,795,885
Tax expense	(1,657)	954	46,598	34,666
Other expenses	585,886	512,792	1,590,044	1,504,545
Net Investment Loss	$(2,587,891)	$(4,702,204)	$(10,259,832)	$(6,887,733)
Net realized gain on investments	2,378,390	1,772,961	9,332,643	11,297,501
Net change in unrealized appreciation/(depreciation) of investments	16,129,442	8,190,695	14,985,703	16,450,126
Benefit from taxes on unrealized depreciation of investments	—	—	—	885,566
Net Change in Net Assets Resulting from Operations	$15,919,941	$5,261,452	$14,058,514	$21,745,460

Investment Income

Investment income increased to $408,107 for the three months ended September 30, 2020 from $380,226 for the three months ended September 30, 2019. The net increase between periods was not material and was generally due to an increase in dividend income received from GreenAcreage Real Estate Investment Trust, Inc. partially offset by a decrease in accrued interest income due to the placement of some debt investments on non-accrual status during the three months ended September 30, 2020, relative to the three months ended September 30, 2019.

Investment income decreased to $901,384 for the nine months ended September 30, 2020 from $1,095,428 for the nine months ended September 30, 2019. The net decrease between periods was generally due to a decrease in accrued interest income due to renegotiation of certain debt investments and the placement of some debt investments on non-accrual status partially offest by an increase in dividend income received from Treehouse Real Estate Investment Trust, Inc. and GreenAcreage Real Estate Corp. during the nine months ended September 30, 2020, relative to the nine months ended September 30, 2019.

Operating Expenses

Total operating expenses decreased to $2,995,998 for the three months ended September 30, 2020, from $5,082,430 in net operating expense for the three months ended September 30, 2019. The decrease in operating expense was primarily due to the recognition of vested compensation cost related to the stock-based compensation plan upon initial grant and immediate vesting of 1/3 of granted options on July 17, 2019 and not subsequently recognized during the three months ended September 30, 2020 due to the cancellation of all outstanding options on April 28, 2020. The notable decrease was partially offset by a reduction in professional fees and interest expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Total operating expenses increased to $11,161,216 for the nine months ended September 30, 2020, from $7,983,161 in net operating expense for the nine months ended September 30, 2019. The increase in operating expenses was primarily due to the reversal of the incentive fee accrual as a result of our Internalization during the nine months ended September 30, 2019 and the recognition of all unvested and unrecognized compensation cost related to the stock-based compensation plan upon cancellation of all outstanding options on April 28, 2020 during the nine months ended September 30, 2020. The notable increases are partially offset by the removal of fees and expenses related to the Investment Advisory Agreement and Administration Agreements and a significant reduction in professional fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Net Investment Loss

For the three months ended September 30, 2020, we recognized net investment loss of $2,587,891, compared to net investment loss of $4,702,204 for the three months ended September 30, 2019. The change between periods resulted from the increase in operating expenses, and to a lesser extent, the decrease in total investment income between periods, as discussed above.

For the nine months ended September 30, 2020, we recognized net investment loss of $10,259,832, compared to net investment loss of $6,887,733 for the nine months ended September 30, 2019. The change between periods resulted from the increase in operating expenses, and to a lesser extent, the decrease in total investment income between periods, as discussed above.

Net Realized Gain on Investments

For the three months ended September 30, 2020, we recognized a net realized gain on our investments of $2,378,390, compared to net realized gain of $1,772,961 for the three months ended September 30, 2019. The components of our net realized gains/losses on portfolio investments for the three months ended September 30, 2020 and 2019, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the nine months ended September 30, 2020, we recognized a net realized gain on our investments of $9,332,643, compared to net realized gain of $11,297,501 for the nine months ended September 30, 2019. The components of our net realized gains/losses on portfolio investments for the nine months ended September 30, 2020 and 2019, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2020, we had a net increase in unrealized appreciation/depreciation of $16,129,442. For the three months ended September 30, 2019, we had a net increase in unrealized appreciation/depreciation of $8,190,695. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended September 30, 2020 and 2019.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2020	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2019
Palantir Technologies, Inc.(1)	$17,207,689	Ozy Media, Inc.	$15,923,894
Palantir Lending Trust SPV I	1,684,485	Coursera, Inc.	4,134,653
Aspiration Partners, Inc.	(1,385,751)	Aspiration Partners, Inc.	1,781,970
Course Hero, Inc.	(1,412,210)	Enjoy, Inc.	(1,179,097)
		A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(1,395,434)
		Course Hero, Inc.	(2,795,495)
		Dropbox, Inc.(1)	(3,497,620)
		Lyft, Inc.	(6,579,582)
Other(2)	35,229	Other(2)	1,797,406
Total	$16,129,442	Total	$8,190,695
_____________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, we had a net increase in unrealized appreciation/depreciation of $14,985,703. For the nine months ended September 30, 2019, we had a net increase in unrealized appreciation/depreciation of $16,450,126. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the nine months ended September 30, 2020 and 2019.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2020	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2019
Coursera, Inc.	$16,287,974	Ozy Media, Inc.	$13,401,030
Palantir Technologies, Inc.(1)	16,168,424	Declara, Inc.(1)	12,334,151
Course Hero, Inc.	6,144,812	Coursera, Inc.	11,656,879
SharesPost, Inc.	2,369,329	Aspiration Partners, Inc.	6,814,794
Palantir Lending Trust SPV I	1,684,056	Parchment, Inc.	3,098,469
4C Insights (f/k/a The Echo Systems Corp.)(1)	1,414,905	Knewton, Inc.(1)	2,979,116
StormWind, LLC	(1,221,858)	Enjoy Technology, Inc.	2,445,855
Enjoy Technology, Inc.	(1,307,690)	SharesPost, Inc.	1,896,703
Aspiration Partners, Inc.	(1,334,699)	Course Hero, Inc.	1,867,480
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,374,341)	Nextdoor.com, Inc.	1,026,754
Treehouse Real Estate Investment Trust, Inc.	(3,501,442)	CUX, Inc. (d/b/a CorpU)	(1,918,228)
Ozy Media, Inc.	(5,364,897)	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(2,433,599)
Neutron Holdings, Inc. (d/b/a/ Lime)	(6,515,508)	Lyft, Inc.	(3,161,096)
Parchment, Inc.(1)	(6,895,603)	Palantir Technologies, Inc.	(3,683,785)
		NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(3,749,441)
		Dropbox, Inc.(1)	(4,219,119)
		StormWind, LLC	(6,015,388)
		Spotify Technology S.A.(1)	(16,711,276)
Other(2)	(567,759)	Other(2)	820,827
Total	$14,985,703	Total	$16,450,126
_____________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2020 and 2019.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of September 30, 2020 for details regarding activity in our investment portfolio from October 1, 2020 through November 6, 2020.

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

Dividends

On September 25, 2020, the Company’s Board of Directors declared a dividend of $0.25 per share paid, in cash, on October 20, 2020 to stockholders of record as of the close of business on October 5, 2020.

On October 28, 2020, the Company’s Board of Directors declared a dividend of $0.25 per share payable on November 30, 2020 to stockholders of record as of the close of business on November 10, 2020. The dividend will be paid in cash.

Conversion of 4.75% Convertible Senior Notes due 2023

Effective as of October 5, 2020, the conversion price applicable to the 4.75% Convertible Senior Notes due 2023 was adjusted to $9.84 per share (101.6664 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023) from the most recent conversion price of $10.10 per share (99.0298 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023), which had been in effect since August 11, 2020. The adjustment to the conversion rate of the 4.75% Convertible Senior Notes due 2023 was made pursuant to the supplemental indenture governing the 4.75% Convertible Senior Notes due 2023 as a result of the Company’s cash dividend of $0.25 per share, paid on October 20, 2020 to stockholders of record as of the close of business on October 5, 2020.

From October 1, 2020 through November 6, 2020, the Company issued 495 shares of its common stock and cash for fractional shares upon the conversion of $5,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

Share Repurchase Program

On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of shares our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5 — Common Stock" for additional information on the Share Repurchase Program.

From October 1, 2020 through November 6, 2020, the Company repurchased 371,283 additional shares under the Share Repurchase Program for an aggregate purchase price of $3.1 million.

At-the-Market Offering

From October 1, 2020 through November 6, 2020, the Company did not sell or issue any Shares under the ATM Program (as defined below). As of November 6, 2020, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to September 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of November 6, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended September 30, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities. Our $12.0 million Credit Facility matured and expired on May 31, 2019 and no amounts were outstanding under the Credit Facility as of such date. See “Note 10—Debt Capital Activities.” In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2020.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2020, our operating expenses were $11,161,216, including compensation expense related to the cancellation of the options granted under the 2019 Equity Incentive Plan. For the nine months ended September 30, 2019, our operating expenses were $7,983,161, net of incentive fee accrual.

Cash Reserves and Liquid Securities	September 30, 2020	December 31, 2019
Cash	$60,595,499	$44,861,263
Securities of publicly traded portfolio companies:
Unrestricted securities	7,170,011	—
Subject to other sales restrictions	39,492,040	—
Securities of publicly traded portfolio companies	46,662,051	—
Total Cash Reserves and Liquid Securities	$107,257,550	$44,861,263

During the nine months ended September 30, 2020, cash increased to $60,595,499 from $44,861,263 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our common stock and proceeds and other escrow receipts, interest income, and dividends received from our investments, offset by cash used to purchase investments, pay dividends, repurchase our common stock under the Share Repurchase Program, make interest payments related to our 4.75% Convertible Senior Notes due 2023, and pay operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2020 is as follows:

	Payments Due By Period ( in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$134.2	$134.2	$—	$—	$—
Convertible Senior Notes(2)	38.2	—	38.2	—	—
Operating lease liability	0.8	0.2	0.4	0.2	—
Total	$173.2	$134.4	$38.6	$0.2	$—

_______________________
(1)“Payable for securities purchased” relates to the purchase of U.S. Treasury bills on margin and repurchase of our common stock under the Share Repurchase Program. This balance was subsequently repaid in early October 2020, when the $150.0 million United States Treasury bill matured and the $15.8 million margin deposit that we posted as collateral was returned.
(2)The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of September 30, 2020. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2020 for more information.

Share Repurchase Program

During the nine months ended September 30, 2020, we repurchased 1,284,565 shares of our common stock pursuant to the Share Repurchase Program. As of September 30, 2020, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $2.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances & Debt Capital Activities

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the "Initial Sales Agreement"), with BTIG, LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc. (collectively, the "Agents"). Under the Initial Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50,000,000 in aggregate amount of shares of its common stock (the "Shares") from time to time through the Agents or to them as principal for their own account (the "ATM Program"). On September 23, 2020, the Company increased the maximum amount of Shares to be sold through the ATM Program to $150,000,000 from $50,000,000. In connection with the upsize of the ATM Program to $150,000,000, the Company entered into the Amendment No. 1 to the At-the-Market Sales Agreement, dated September 23, 2020, with the Agents. The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

During the three and nine months ended September 30, 2020, the Company issued and sold 3,808,979 Shares under the ATM Program at a weighted-average price of $13.36 per share, for gross proceeds of $50,900,326 and net proceeds of $49,882,319, after deducting commissions to the Agents on Shares sold. As of September 30, 2020, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “—Recent Developments” and “Note 5—Common Stock” to our condensed consolidated financial statements as of September 30, 2020 for more information regarding the ATM Program.

    4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bear interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received $37.3 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 mature on March 28, 2023, unless previously repurchased or converted in accordance with their terms. We do not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021. Refer to “—Recent Developments” and “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2020 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2020. Refer to “—Recent Developments” for additional information regarding our distributions.

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 25, 2020(6)	October 5, 2020	October 20, 2020	0.25
Total			$3.52
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
(5) 100% of the $2,516,453 distribution paid on August 25, 2020 represented a distribution from realized gains related to 2019 investment activity. None of the distribution represented a return of capital.
(6) 100% of the $5,071,327 distribution paid on October 20, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of September 30, 2020 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2020 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2020 for more information.

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

As of September 30, 2020, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION
Item 1.    Legal Proceedings

From time to time, we may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently a party to any material legal proceedings.

Item 1A.    Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2019 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the nine months ended September 30, 2020, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in early 2020. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the nine months ended September 30, 2020 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2020	18,508	$—	—	$4,997,307
February 1 through February 28, 2020	—	—	—	4,997,307
March 1 through March 31, 2020	689,928	5.38	689,928	6,288,063
April 1 through April 30, 2020	567,437	6.07	567,437	2,846,049
May 1 through May 31, 2020	37,640	6.42	27,200	2,671,455
June 1 through June 30, 2020	—	—	—	2,671,455
July 1 through July 31, 2020	—	—	—	2,671,455
August 1 through August 31, 2020	—	—	—	2,671,455
September 1 through September 30, 2020(3)	—	—	—	2,671,455
Total	1,313,513		1,284,565

During the nine months ended September 30, 2020, we repurchased 1,284,565 shares of our common stock pursuant to the Share Repurchase Program.

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and nine months ended September 30, 2020, the Company repurchased 0 and 1,284,565, respectively, shares of the Company’s common stock pursuant to the Share Repurchase Program. As of September 30, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $2.7 million.
(2)Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.
(3)Subsequent to quarter-end, on October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 28, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. This additional $10.0 million allocation is not included in the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program as of September 30, 2020. From October 1, 2020 through November 6, 2020, we repurchased an additional 371,283 shares under the Share Repurchase Program for an aggregate purchase price of $3.1 million. As of November 6, 2020, the dollar value of shares that may yet be purchased by us under the Share Repurchase Program is approximately $9.6 million. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.     Other Information

    Not applicable.

Item 6.     Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
10.1	Amendment No. 1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG, LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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
(5)    Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on September 23, 2020 and incorporated by reference herein.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	November 6, 2020	By:	/s/ Mark D. Klein
Mark D. Klein
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)