Form 10-K
period 2020-12-31
SURO CAPITAL CORP.
filed 2021-03-12
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2020, based on the closing price on that date of $8.47 on the Nasdaq Capital Market, was $134,683,935. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. There were 20,215,458 shares of the Registrant’s common stock outstanding as of March 11, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2021 annual meeting of stockholders (the “2021 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

SURO CAPITAL CORP.

i

PART I

Item 1.Business
SuRo Capital

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

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.” On and effective March 12, 2019 (the “Effective Date”), our board of directors ("Board of Directors") approved internalizing our operating structure (“Internalization”) and we began operating as an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of the Company’s stockholders with its management. As an internally managed BDC, the Company is managed by its employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding the Company’s compensation structure. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC ("GSV Capital Service Company"), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date in accordance with their respective terms. As a result, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants. See “Part II, Item 8—Note 3—Related-Party Arrangements” in this Form 10-K for more information.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies, and negotiations with selling stockholders. In addition, we may invest in private credit and in the founders equity, founders warrants, forward purchase agreements, and private investment in public equity (“PIPE”) transactions of special purpose acquisition companies (“SPACs”). We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act. To the extent we make investments in private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our net assets.

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

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights than our common stock investments and are generally convertible into common stock at our discretion.As our investment strategy is primarily focused on equity positions, our investments generally do not produce current income and therefore we may be dependent on future capital raising to meet our operating needs if no other source of liquidity is available.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes.

Our common stock is traded on the Nasdaq Capital Market under the symbol “SSSS”. The net asset value per share of our common stock on December 31, 2020 was $15.14. On March 11, 2021, the last reported sale price of a share of our common stock on the Nasdaq Capital Market was $13.58.

Operating and Regulatory Structure

We formed in 2010 as a Maryland corporation and operate as an internally managed, non-diversified closed-end management investment company. Our investment activities are supervised by our Board of Directors and managed by our executive officers and investments professionals, all of which are our employees.

As a BDC, we are subject to certain regulatory requirements. See “—Regulation as a Business Development Company.” Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant aspects.

With certain limited exceptions, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met) after such incurrence or issuance. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). In March 2018, the Small Business Credit Availability Act modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage percentage from 200% to 150%, if certain requirements under the 1940 Act are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. The Company currently does not intend to seek stockholder approval or board approval to increase its leverage capacity as set forth above. See “Risk Factors” in Part I, Item 1A for more information.

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2020 for more information.

Human Capital Resources

As of December 31, 2020, we had seven employees, each of whom was directly employed by us. These employees include our executive officers, investment and finance professionals, and administrative staff. All of our employees are located in our principal executive office in San Francisco, California. Our principal office is located at One Sansome Street, Suite 730, San Francisco, CA 94104, and our telephone number is (650) 235-4769.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office.

As an internally managed BDC, the success of our business and investment strategy, including achieving our investment objective, depends in material part on our employees. We depend upon the members of our management team and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. We expect that the members of our management team and our investment professionals will maintain key informal relationships, which we will use to help identify and gain access to investment opportunities. If we do not attract, develop and retain highly skilled employees, we may not be able to operate our business as we expect and our operating results could be adversely affected. See “Item 1A, Risk Factors.”

We strive to attract, develop and retain our employees by offering unique employment opportunities, advancement and promotion opportunities, training programs and opportunities, and competitive compensation and benefit structures, as well as a safe, harassment-free work environment.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We have adopted the following business strategies to achieve our investment objective:

•Identify high quality growth companies.   Based on our extensive experience in analyzing technology trends and markets, we have identified several technology sub-sectors, including social mobile, big data and cloud, marketplaces, and education technology, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists and other institutional investors are investing.
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

•Acquire positions in targeted investments.   We seek to selectively add to our portfolio by sourcing investments at an acceptable price through our disciplined investing strategy. To this end, we utilize multiple methods to acquire equity stakes in private companies that are not available to many individual investors.
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

•Create access to a varied investment portfolio. We seek to hold a varied portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively varied portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

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
Competitive Advantages

We believe that we benefit from the following competitive advantages in executing our investment strategy:

•Capable team of investment professionals.   Our executive officers, investment professionals, and Board of Directors have significant experience researching and investing in the types of high-growth venture-capital-backed companies we are targeting for investment. Through our proprietary company-evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.

•Disciplined and repeatable investment process.   We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry “aggregators” that accumulate stock at market prices, we conduct valuation analysis and make acquisitions only when we can invest at valuations that we believe are attractive to our investors.
•Deep relationships with significant credibility to source and complete transactions.   Our executive officers and investment professionals, are strategically located in San Francisco, California, allowing us to fully engage in the technology and innovation ecosystem. Our wide network of venture capital and technology professionals supports our sourcing efforts and helps provide access to promising investment opportunities. Our executive officers and investment professionals have also developed strong relationships in the financial, investing and technology-related sectors.
•Source of permanent investing capital.   As a publicly traded corporation, we have access to a source of permanent equity capital that we can use to invest in portfolio companies. This permanent equity capital is a significant differentiator from other potential investors that may be required to return capital to stockholders on a defined schedule. We believe that our ability to invest on a long-term time horizon makes us attractive to companies looking for strong, stable owners of their equity.

•Early mover advantage.   We believe we are one of the few publicly traded BDCs with a specific focus on investing in high-growth venture-backed companies. The transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will serve our goal to complete equity transactions in compelling private companies at attractive valuations.

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

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by our executive officers and investment professionals, supplemented by the knowledge and relationships of our Board of Directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and institutional investors, as well as through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including industry positioning and leadership, stage of growth, path to profitability, the uniqueness and defensibility of the portfolio company's strategy, investor sponsorship, and the portfolio company's potential access to capital to continue to fund its growth that collectively characterize our proprietary investment process. We typically seek to invest our assets under management in the equity of well-established and growth stage companies, and debt investments of emerging companies that fit within our targeted areas. Based on our initial screening, we identify a select set of companies that we evaluate in greater depth.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Common Stock	$34,190,839	7.9%	$59,209,559	24.5%
Preferred Stock	141,235,987	32.8%	125,448,358	51.9%
Debt Investments	4,845,340	1.1%	1,644,155	0.7%
Options	5,872,210	1.4%	5,283,506	2.2%
Private Portfolio Companies	186,144,376	43.2%	191,585,578	79.3%
Publicly Traded Portfolio Companies:
Common Stock	94,635,398	22.0%	—	—%
Total Portfolio Investments	280,779,774	65.2%	191,585,578	79.3%
Non-Portfolio Investments
U.S. Treasury Bills	150,000,000	34.8%	50,000,000	20.7%
Total Investments	$430,779,774	100.0%	$241,585,578	100.0%

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

We generally determine the fair value of our investments by considering a number of factors. The following represent factors that, among others, could impact our fair value determinations:

1.Public trading of our portfolio securities, taking into consideration lock-up requirements and liquidity;
2.Active trading of our portfolio securities on a private secondary market, where we have determined that there is meaningful volume and the transactions are considered arm’s length by sophisticated investors;
3.Qualified funding rounds in the companies in which we invested, where there is meaningful and reputable information available on size, valuation and investors; and
4.Additional investments by us in current portfolio companies, where the price of the new investment differs materially from prior investments.
There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our consolidated financial statements for the year ended December 31, 2020 for a list of our taxable subsidiaries.

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

1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
iv.is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or

v.meets such other criteria as may be established by the SEC.
2.Securities of any eligible portfolio company which we control.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of options, warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our Board of Directors approves such issuance on the basis that the issuance is in the best interests of us and our stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock.

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

Compliance with Corporate Governance Regulations

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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

Proxy Voting Records

You may obtain information about how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, SuRo Capital Corp., One Sansome Street, Suite 730, San Francisco, CA 94104 or compliance@surocap.com.

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

Our internet address is www.surocap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this annual report on Form 10-K unless specifically so incorporated by reference herein.

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

Election to be Taxed as a RIC

We elected to be taxed as a RIC under the Code beginning with our taxable year ended December 31, 2014, and qualified for taxation as a RIC for such taxable year and each of the subsequent taxable years. We intend to operate in a manner so as to qualify for taxation as a RIC. So long as we maintain our qualification for taxation a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify for taxation as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to qualify for the special treatment accorded to RICs, we are required to distribute to our stockholders on a timely basis each year at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income and capital gains that we timely distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income, including capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount equal to at least the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains that we recognized for preceding years but were not distributed during such years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to timely distribute our income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities and net income from “qualified publicly traded partnerships” (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (the “50% Diversification Test”); and
•no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “25% Diversification Test,” and together with the 50% Diversification Test, the “Diversification Tests”).
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

We may be required to sell assets in order to satisfy the Diversification Tests. However, our ability to dispose of assets to meet the Diversification Tests may be limited by the illiquid nature of our portfolio. If we dispose of assets in order to meet the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous and may result in substantial losses.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income taxes, franchise taxes, or withholding liabilities. To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly-traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly-traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly.

In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

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

A portfolio company may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test.

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

As a RIC, we are generally limited in our ability to deduct expenses in excess of our “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income or net capital gains for several years that we are required to distribute and that is taxable to our stockholders even if such income or net capital gains is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from the Company’s cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

U.S. federal income tax law generally permits RICs to carry forward net capital losses indefinitely. However, future Company transactions may limit its ability to use any capital loss carryforwards, and unrealized losses once realized, under Section 382 of the Code.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed to our stockholder as a taxable dividend. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Failure to Maintain our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital that would reduce the stockholder's adjusted tax basis in its common stock (and correspondingly increase such stockholder's gain, or reduce such stockholder's loss, on disposition of such common stock), and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2020 for further detail.

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

Summary of Principal Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our securities and is followed by a more detailed discussion of the material risks related to us and an investment in our securities.

We are subject to risks related to our investments, including but not limited to the following:

•Our investments in the rapidly growing venture-capital-backed emerging companies that we target may be extremely risky and we could lose all or part of our investments.

•In the event that we make an investment in a sponsor of a SPAC and the underlying SPAC does not consummate a business combination, we will lose the entirety of our investment.

•Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

•The lack of liquidity in, and potentially extended holding period of, our many investments may adversely affect our business and will delay any distributions of gains, if any.

•Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences, periodic downturns, regulatory concerns and litigation risks.

•Our portfolio is concentrated in a limited number of portfolio companies or market sectors, which subjects us to a risk of significant loss if the business or market position of these companies deteriorates or market sectors experiences a market downturn.

•Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by substantial stockholders or management of our portfolio companies that could decrease the value of our investments.

We are subject to risks related to our business and structure, including but not limited to the following:

•As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business and are dependent upon our management team and investment professionals for our future success.

•Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.

•Our financial condition and results of operations will depend on our ability to achieve our investment objective.

•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•Economic, political and market conditions may adversely affect our business, results of operations and financial condition.

•We are exposed to risks associated with changes in interest rates.

•We operate in a highly competitive market for direct equity investment opportunities.

•Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

•Ineffective internal controls could impact our business and operating results.

•We face cyber-security risks.

Risks related to our securities, include but are not limited to the following:

•Investing in our securities may involve an above average degree of risk.

•Our common stock price may be volatile and may decrease substantially.

•We may not be able to pay distributions to our stockholders and our distributions may not grow over time.

•Our stockholders may experience dilution upon the issuance of additional shares of our common stock.

•If we default under any future credit facility or any other future indebtedness, we may not be able to make payments on the 4.75% Convertible Senior Notes due 2023.

•We may not have, or have the ability to raise, the funds necessary to repurchase the 4.75% Convertible Senior Notes due 2023 upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of the 4.75% Convertible Senior Notes due 2023.

•We will be subject to corporate-level U.S. federal income tax if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

Risks Related to Our Investments

Our investments in the rapidly growing venture-capital-backed emerging companies that we target may be extremely risky and we could lose all or part of our investments.

Investment in the rapidly growing venture-capital-backed emerging companies that we target involves a number of significant risks, including the following:

•these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment;
•they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;
•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•because they are privately owned, there is generally little publicly available information about these businesses; therefore, although we will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable; and
•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.
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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2020, 82.8% of our net asset value was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2020:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
Palantir Technologies, Inc.	$12,875,126	$94,635,398	31.4%
Coursera, Inc.	17,359,536	53,182,137	17.6%
Course Hero, Inc.	5,000,001	35,079,072	11.6%
Nextdoor.com, Inc.	10,002,666	12,832,208	4.3%
Ozy Media, Inc.	10,945,024	10,098,381	3.3%
Blink Health, Inc.	10,003,355	9,999,982	3.3%
Forge Global, Inc.	2,383,703	9,897,059	3.3%
GreenAcreage Real Estate Corp.	8,509,633	8,937,690	3.0%
Stormwind, LLC.	6,387,741	7,958,346	2.6%
Enjoy Technology, Inc.	5,526,777	7,090,816	2.4%
Total	$88,993,562	$249,711,089	82.8%

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

In the event that we make an investment in a sponsor of a SPAC and the SPAC does not consummate a business combination, we will lose the entirety of our investment.

We will lose the entirety of our investment in a sponsor of a SPAC if the underlying SPAC fails to consummate a business combination. Any investment by us in a sponsor of a SPAC will not have the same redemption rights that a direct investment in a SPAC may have. As such, there is a unique risk of experiencing a complete loss on our investment when we invest in a sponsor of a SPAC.

The number of founder shares allocated to us in respect of any investment in a sponsor of a SPAC may be reduced or otherwise subjected to forfeiture/dilution in the event that the sponsor of a SPAC raises additional capital.

In certain circumstances, the managing member of the sponsor of a SPAC in which we invest may determine that the underlying SPAC requires additional working capital following the IPO of the underlying SPAC but prior to a business combination, as contemplated by the underlying SPAC’s registration statement. Typically, the managing member of the sponsor of a SPAC, in his or her sole and absolute discretion, may permit existing or new members in the sponsor of a SPAC, including us, to make loans to the underlying SPAC or to make additional equity investments in the sponsor of the SPAC as needed. Accordingly, we typically will have no right to participate in any such loans or equity investments unless the managing member, in his or her sole discretion, offers us the opportunity to invest in any such loans or equity investments. In connection with such new loans or equity investments, the managing member may reallocate founder shares from members not participating in any such loans or equity to any such lenders/investors at a ratio calculated in accordance with the formula used to derive the ratio for the initial allocation of founder shares to us and the other members and so long as any reallocation would not affect our or any group of members’ membership interests disproportionately to all members in the aggregate. In such a case, our interest in the founder shares will be reduced or diluted. In the event any such reallocation would affect our or any group of members’ membership interests disproportionately to all members in the aggregate, we will have a limited right to participate in loan or equity investment at issue. If, however, we choose not to participate, our interest in the founder shares would be reduced or diluted as a result. Finally, the managing member may determine in his or her sole and absolute discretion that one or more strategic investors in the sponsor of a SPAC will not be subject to a reallocation of founder shares in the event a loan or equity investment is needed, and if so our interest in the founder shares will be further diluted as a result.

The requirement that a SPAC complete a business combination within a specified completion window may give potential target businesses leverage over the SPAC in negotiating a business combination and may limit the time the SPAC has in which to conduct due diligence on potential business combination targets, in particular as it approaches its dissolution deadline, which could undermine its ability to complete a business combination on terms that would produce value for us.

Any potential target business that enters into negotiations concerning a business combination with a SPAC in which we invest will be aware that the SPAC must complete a business combination within a specified completion window, which is usually between 18-24 months following the SPAC’s IPO. Consequently, such target business may obtain leverage over the SPAC in negotiating a business combination, knowing that if the SPAC does not complete a business combination with that particular target business, it may be unable to complete a business combination with any target business. This risk will increase as the SPAC gets closer to the timeframe described above. In addition, the SPAC may have limited time to conduct due diligence and may enter into a business combination on terms that it would have rejected upon a more comprehensive investigation. The foregoing could undermine the SPAC’s ability to complete a business combination on terms that would produce value for us.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”). Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. The United Kingdom formally left the European Union on January 31, 2020 and on December 24, 2020, the United Kingdom and European Union signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the global outbreak of COVID-19 continues to adversely impact global commercial activity, and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The Democratic Party currently controls the executive branch and the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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
Periods of market volatility may occur in response to pandemics or other events outside of our control. These types of events could adversely affect our results of operations and financial performance. For example, in December 2019, the global outbreak of COVID-19 has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across the world. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our results of operation and financial performance or the duration of any potential business disruption is uncertain. Any potential impact to our results of operations and financial performance will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our results of operations and financial performance.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has delayed the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities, if any. If we are unable to do so, amounts drawn under our credit facilities (if any) may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of stockholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(10.02)%	(5.36)%	(0.71)%	3.95%	8.60%
__________________
(1)Assumes $280.8 million in total portfolio assets excluding U.S. Treasuries, $38,215,000 in outstanding 4.75% Convertible Senior Notes due March 28, 2023 as of December 31, 2020.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of SuRo Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders.

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

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2020 for more information.

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

Legislative or other actions relating to taxes could have a negative effect on us. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which was signed into law. Such legislation significantly changed the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of SuRo Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. We are authorized to issue up to 100,000,000 shares of common stock. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders will have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders will not choose to act in a manner that tends to favors our preferred stockholders, particularly where there is a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

The 4.75% Convertible Senior Notes due 2023 are convertible into shares of our common stock. Upon conversion, we must deliver shares of our common stock. The current conversion rate of the 4.75% Convertible Senior Notes due 2023 is 108.0505 shares of common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which is equivalent to a conversion price of approximately $9.25 per share of common stock. Based on the current conversion rate, as of March 11, 2021, the maximum number of shares of common stock that would be issued upon conversion of the $37,215,000 of 4.75% Convertible Senior Notes due 2023 currently outstanding is approximately 4,021,099. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of the 4.75% Convertible Senior Notes due 2023 and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of March 11, 2021, the closing price of our common stock on the Nasdaq Capital Market was $13.58 per share, which represented an approximately 10.3% discount to our net asset value of $15.14 per share as of December 31, 2020.

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

General Risk Factors

We will likely experience fluctuations in our quarterly results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2020, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Certain historical data regarding our business properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 related containment measures (including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders. This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our businesses, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, the Democratic Party gained control of the executive branch and the legislative branch of government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

As a result of the 2020 U.S. election, the Democratic Party currently controls the executive and legislative branches of government. Significant changes to U.S. trade policy may occur as a result of the administration change, including the United States re-entering, withdrawing from or renegotiate various trade agreements or other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the outbreak, we instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

We do not own any real estate or other physical properties materially important to our operations. We have entered into a 5-year operating lease for primary office space at One Sansome Street, Suite 730, San Francisco, CA 94104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4.Mine Safety Disclosures

    Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Capital Market under the symbol “SSSS.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See "Risk Factors." The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2020, 2019 and 2018, the net asset value per share of our common stock, the range of high and low closing sales prices for our common stock, and such closing sales price as a percentage (premium and discount) to our net asset value per share. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 11, 2021 was $13.58 per share, which represented an approximately 10.3% discount to our net asset value of $15.14 per share as of December 31, 2020.

		Price Range		High Close Price as a Premium/(Discount) to NAV(2)	Low Close Price as a Premium/(Discount) to NAV(2)
	NAV(1)	High	Low
Fiscal 2020
Fourth Quarter	$15.14	$13.29	$8.16	(12.2)%	(46.1)%
Third Quarter	12.46	14.31	8.63	14.8	(30.7)
Second Quarter	11.84	9.19	5.31	(22.4)	(55.2)
First Quarter	10.22	7.00	3.61	(31.5)	(64.7)
Fiscal 2019
Fourth Quarter	$11.38	$6.90	$5.75	(39.4)%	(49.5)%
Third Quarter	11.24	6.66	6.13	(40.7)	(45.5)
Second Quarter	10.75	7.19	6.13	(33.1)	(43.0)
First Quarter	10.75	8.37	5.20	(22.1)	(51.6)
Fiscal 2018
Fourth Quarter	$9.89	$7.22	$5.12	(27.0)%	(48.2)%
Third Quarter	10.58	7.35	6.81	(30.5)	(35.6)
Second Quarter	10.46	7.50	6.68	(28.3)	(36.1)
First Quarter	9.99	9.18	5.58	(8.1)	(44.1)
___________________
(1)     NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low close prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)    Calculated as the respective high or low close sales price divided by net asset value and subtracting 1.

Holders

As of March 11, 2021, there were 3 holders of record of our common stock (including Cede & Co.).

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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2020. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Total			$3.99
___________________
(1)     The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the distribution, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share distribution represented a return of capital.
(2)    Of the total distribution of $887,240 on August 24, 2016, $820,753 represented a distribution from realized gains, and $66,487 represented a return of capital.
(3)    All of the $3,512,849 distribution paid on December 12, 2019 represented a distribution from realized gains. None of the distribution represented a return of capital.
(4) All of the $2,107,709 distribution paid on January 15, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(5) All of the $2,516,452 distribution paid on August 25, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(6) All of the $5,071,326 distribution paid on October 20, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(7) All of the $4,978,504 distribution paid on November 30, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(8) All of the $4,381,084 distribution paid on January 15, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2020 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Equity Compensation Plan Information

See “Item 10. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2020. The graph assumes that, on December 31, 2015, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2015, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
SSSS	$100.00	$76.65	$83.05	$79.55	$104.65	$226.70
S&P 500 Index	$100.00	$109.54	$130.81	$122.66	$158.07	$183.77
Nasdaq Stock Index	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38

The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the year ended December 31, 2020 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2020	18,508	$—	—	$4,997,307
February 1 through February 29, 2020	—	—	—	4,997,307
March 1 through March 31, 2020	689,928	5.38	689,928	6,288,063
April 1 through April 30, 2020	567,437	6.07	567,437	2,846,049
May 1 through May 31, 2020	37,640	6.42	27,200	2,671,455
June 1 through June 30, 2020	—	—	—	2,671,455
July 1 through July 31, 2020	—	—	—	2,671,455
August 1 through August 31, 2020	—	—	—	2,671,455
September 1 through September 30, 2020	—	—	—	2,671,455
October 1 through October 31, 2020	353,837	8.23	353,837	9,761,013
November 1 through November 30, 2020	141,166	9.77	17,446	9,617,312
December 1 through December 31, 2020	2,575	11.48	—	9,617,312
Total	1,811,091		1,655,848

During the year ended December 31, 2020, we repurchased 1,655,848 shares of our common stock pursuant to the Share Repurchase Program.

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the year ended December 31, 2020, the Company repurchased 1,655,848 shares of the Company’s common stock pursuant to the Share Repurchase Program. As of December 31, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.
(2)Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Senior Securities

Information about our senior securities is shown in the following table as of the end of each fiscal year since our IPO. There were no senior securities outstanding as of December 31, 2012 and 2011. The report of our independent registered public accounting firm, Marcum LLP, on the senior securities table, as of December 31, 2020 and 2019, is attached as an exhibit to this annual report on Form 10-K. The report of our former independent registered public accounting firm, Deloitte & Touche LLP, on the senior securities table, as of December 31, 2018, 2017, 2016 and 2015, is attached as an exhibit to this annual report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
4.75% Convertible Senior Notes due 2023
Fiscal 2020(5)	$38,215,000	$8,892	—	N/A
Fiscal 2019	40,000,000	5,998	—	N/A
Fiscal 2018	40,000,000	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
Fiscal 2014	—	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
5.25% Convertible Senior Notes due 2018
Fiscal 2020(6)	$—	$8,892	—	N/A
Fiscal 2019(6)	—	5,998	—	N/A
Fiscal 2018(6)	—	5,884	—	N/A
Fiscal 2017	69,000,000	3,968	—	N/A
Fiscal 2016	69,000,000	3,784	—	N/A
Fiscal 2015	69,000,000	4,884	—	N/A
Fiscal 2014	69,000,000	4,286	—	N/A
Fiscal 2013	69,000,000	5,173	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Credit Facility
Fiscal 2020	$—	$8,892	—	N/A
Fiscal 2019(7)	—	5,998	—	N/A
Fiscal 2018(7)	—	5,884	—	N/A
Fiscal 2017(7)	—	3,968	—	N/A
Fiscal 2016(8)	—	3,784	—	N/A
Fiscal 2015(8)	—	4,884	—	N/A
Fiscal 2014(8)	18,000,000	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
_______________________
(1)Total gross amount of each class of senior securities outstanding at the end of the period presented, before deduction of discount and debt issuance costs.
(2)Asset coverage per unit for a class of senior securities is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by the Company as of the stated time periods.
(4)Not applicable for any of the senior securities because they are not registered for public trading.
(5)For the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

(6)The 5.25% Convertible Senior Notes due 2018 were repaid in full with interest on September 15, 2018.
(7)Represents amounts under the $12.0 million senior secured revolving Credit Facility with Western Alliance Bank which matured on May 31, 2019.
(8)Represents amounts under the $18.0 million Credit Facility with SVB which matured on December 31, 2016.

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “us” or “SuRo Capital,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in SuRo Capital Corp., however, your responsibility for such fees or expenses is limited to your investment in SuRo Capital Corp. The fee table and example below include all fees and expenses of our consolidated subsidiaries.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock)(8):
Operating expenses	3.98%	(5)
Interest payments on borrowed funds	0.18%	(6)
Other expenses	0.61%	(7)
Total annual expenses	4.77%
_______________________
(1)In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses. Our common stockholders will bear, directly or indirectly, the expenses of any offering of our securities, including debt securities.
(3)Under our distribution reinvestment plan (the "DRIP"), the plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by his or its written or telephonic notice to the plan administrator in advance of termination to have the plan administrator sell part or all of his or its shares and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus brokerage commission from the proceeds. The expenses of our DRIP are included in “Other Expenses.”
(4)The total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.
(5)Operating expenses in this table represent estimated annual operating expenses based upon the actual annual operating expenses of SuRo Capital Corp. and its consolidated subsidiaries for the twelve months ended December 31, 2020. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(6)We are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in us. Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our outstanding 4.75% Convertible Senior Notes due 2023 (the “4.75% Convertible Senior Notes due 2023”) as of December 31, 2020.
(7)"Other expenses," which we calculate to equal approximately $1.8 million, are estimated based upon actual "Other expenses" for the twelve months ended December 31, 2020.
(8)"Net assets attributable to common stock," which we calculate to equal approximately $301.6 million, reflect our net assets for the year ended December 31, 2020.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above. See footnote 6 above for additional information regarding certain assumptions regarding our level of leverage.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$48	$144	$241	$486
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at net asset value participants in our DRIP will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date, which may be at, above or below net asset value. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distributions" for additional information regarding our DRIP.

Item 6.Selected Financial Data

The following selected financial and other data for the fiscal years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively, have been derived from our audited financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and consolidated financial statements and notes thereto contained in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data
Total Investment Income	$1,824,127	$1,495,724	$1,617,836	$852,768	$736,283
Gross Operating Expenses	16,338,543	10,946,792	15,144,834	22,439,855	1,999,646
Management fee waiver	—	—	(892,421)	(708,272)	—
Incentive fee waiver	—	—	(5,000,000)	—	—
Net Operating Expenses	16,338,543	10,946,792	9,252,413	21,731,583	1,999,646
Net Investment Loss	(14,514,416)	(9,451,068)	(7,634,577)	(20,878,815)	(1,263,363)
Net realized gain/(loss) on investments	16,441,223	19,179,340	(7,433,619)	913,982	(2,634,471)
Realized loss on extinguishment of debt	—	—	(397,846)	—	—
Net change in unrealized appreciation/ (depreciation) of investments	73,410,631	13,339,859	9,641,050	34,775,696	(73,213,845)
Benefit from taxes on unrealized depreciation of investments(3)	—	885,566	6,716,735	2,757,070	2,116,784
Net increase/(decrease) in net assets resulting from operations	75,337,438	23,953,697	891,743	17,567,933	(74,994,895)
Per Common Share Data
Weighted-Average Common Shares:
Basic	17,910,353	19,328,414	20,617,890	21,924,490	22,181,003
Diluted	21,790,898	23,069,622	20,617,890	21,924,490	22,181,003
Net increase/(decrease) in net assets resulting from operations per average share:
Basic	$4.21	$1.24	$0.04	$0.80	$(3.38)
Diluted	3.56	1.14	0.04	0.80	(3.38)
Net asset value per share(1)	15.14	11.38	9.89	9.64	8.66
Market price at year-end	13.09	6.55	5.22	5.45	5.03
Distributions declared	0.87	0.32	—	—	0.04
Shares Outstanding at Year-End	19,914,023	17,564,244	19,762,647	21,246,345	22,181,003
Balance Sheet Data
Total Assets(2)	$478,875,704	$288,564,089	$330,219,554	$381,682,536	$300,964,426
5.25% Convertible Senior Notes due 2018	—	—	—	68,382,549	67,512,798
4.75% Convertible Senior Notes due 2023	37,395,437	38,803,635	38,434,511	—	—
Total Liabilities	177,292,631	88,646,800	134,841,395	176,919,670	108,835,616
Net Assets	301,583,073	199,917,289	195,378,159	204,762,866	192,128,810

____________________
(1)    Net asset value per share is based on basic shares outstanding at the end of the period.
(2)    During the year ended December 31, 2016, total assets and net assets decreased due to a change in unrealized depreciation of investments and net realized losses on investments. During the year ended December 31, 2017, total assets and net assets increased due to a change in unrealized appreciation of investments and net realized gains on investments. During the year ended December 31, 2018, total assets and net assets decreased due to a decrease in net unrealized appreciation of investments and net realized losses on investments. During the year ended December 31, 2019, total assets decreased due to a lower investment in U.S. Treasury bill and net assets increased due to an increase in net unrealized appreciation of investments and net realized gains on investments. During the year ended December 31, 2020, total assets and net assets increased due to a change in unrealized appreciation of investments and net realized gains on investments, in addition to the issuance and sale of shares under the At-the-Market Program. For further discussion of factors that affected our total assets and net assets refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Part II, Item 7 of this Form 10-K.
(3)    During the year ended December 31, 2017, we recognized a net benefit from taxes on unrealized depreciation of $2,757,070 despite recording a net change in unrealized appreciation of approximately $34.8 million. The net tax benefit from taxes on unrealized depreciation for the year ended December 31, 2017 was the result of an approximately $4.1 million decrease in built-in gains tax liability due to the recently passed tax legislation that reduced the U.S. corporate federal income tax rate from 35% to 21%, partially offset by a $1.3 million increase in the net deferred tax liability generated by the Taxable Subsidiaries. During the year ended December 31, 2018, in anticipation of the end of the RIC built-in gain measurement period, we reversed the accrual of related potential tax liabilities of approximately $6.1 million. Refer to “Note 9 — Income Taxes” to our consolidated financial statements as of December 31, 2020 included in this annual report on Form 10-K for further detail.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. In addition, we may invest in private credit and in the founders equity, founders warrants, forward purchase agreements, and PIPE transactions of SPACs. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act. To the extent we make investments in private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our net assets.

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

Internalization of Operating Structure

On and effective March 12, 2019 (the "Effective Date"), our Board of Directors approved internalizing our operating structure ("Internalization") and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of the Company's stockholders with its management. As an internally managed BDC, the Company is managed by its employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding the Company's compensation structure. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date, in accordance with their respective terms. As a result, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants. See “Part II, Item 8—Note 11—Stock-Based Compensation” in this Form 10-K for more information.

Except as otherwise disclosed herein, this Form 10-K discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-K.

Recent COVID-19 Developments

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the markets in which the Company primarily operates. As of the year ended December 31, 2020, and subsequent to December 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of March 2021, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and may possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers, and deferred capital expenditures, which could impair their business on a permanent basis and additional portfolio companies may take similar actions. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office. As of March 11, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Year Ended December 31, 2020

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2020, of all of our portfolio investments, excluding U.S. Treasury bills, was $280,779,774.

During the year ended December 31, 2020, we funded investments in an aggregate amount of $31,242,228 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a Lime)	Junior Preferred Convertible Note 4% Due 5/11/2027	5/11/2020	$506,339
Rent the Runway, Inc.	Preferred Shares, Series G	6/17/2020	5,000,001
Palantir Lending Trust SPV I	Collateralized Loan 15% Due 6/19/2022	6/19/2020	6,870,000
Coursera, Inc.	Preferred Shares, Series F	7/15/2020	2,838,354
Blink Health, Inc.	Preferred Shares, Series A	10/27/2020	4,999,995
Blink Health, Inc.	Preferred Shares, Series C	10/27/2020	4,999,987
Enjoy Technology, Inc.	Convertible Note 14% Due 1/30/2024	11/30/2020	521,112
GreenAcreage Real Estate Corp.	Common Shares	12/17/2020	503,220
GreenAcreage Real Estate Corp.	Common Shares	12/29/2020	503,220
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Term Loan 15% Due 12/23/2023	12/23/2020	3,000,000
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Preferred Shares, Series A	12/23/2020	1,500,000
Total			$31,242,228

    During the year ended December 31, 2020, we capitalized fees of $190,799.

    During the year ended December 31, 2020, we exited investments in an amount of $31,245,944, net of transaction costs, and realized a net gain on investments of $16,441,223 (including U.S. Treasury investments and adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Net Proceeds	Realized Gain/(Loss)(2)
Parchment, Inc.(3)	$10,876,621	$6,785,364
4C Insights (f/k/a The Echo Systems Corp.)(4)	807,952	(628,452)
Palantir Technologies, Inc.(5)	11,671,878	8,357,068
Palantir Lending Trust SPV I(6)	7,889,493	988,892(7)
Total	$31,245,944	$15,502,872
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sales, if applicable.
(2)Realized gain/(loss) does not include amounts held in escrow receivable or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.
(3)On January 31, 2020, Parchment, Inc. closed a merger with Credentials Solutions. As a result of the transaction, we received $10,876,621 in net proceeds. As of December 31, 2020, we received all escrow proceeds of $90,275.
(4)On July 29, 2020, SuRo Capital Corp. exited its investment in 4C Insights (f/k/a The Echo Systems Corp.). In connection with this exit, SuRo Capital Corp. received 112,374 Class A common shares in Kinetiq Holdings, LLC in addition to cash proceeds and amounts currently held in escrow. As of December 31, 2020, we have received $12,900 in escrow proceeds, and expect to receive $43,223 in additional escrow proceeds in 2021.
(5)As of December 31, 2020, we held 4,618,952 remaining Class A common shares of Palantir Technologies, Inc., all of which were subject to lock-up restrictions.
(6)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. The collateralized loan to Palantir Lending Trust SPV I matures on June 19, 2022 and includes a 15% interest rate. Through the collateralized loan, SuRo Capital Corp. participated in additional upside in a future Palantir Technologies, Inc. liquidity event by receiving a percentage of the share price appreciation as captured in the Equity Participation in Underlying Collateral security. As of December 31, 2020, the balance of the loan and all guaranteed interest has been fully repaid, and SuRo Capital Corp.

retains the right to upside on 1,312,290 shares as captured in the Equity Participation in Underlying Collateral security. The net proceeds figure does not include accrued guaranteed interest received of $782,125.
(7)The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.

    During the year ended December 31, 2020, we did not write-off any investments and our CUX, Inc. (d/b/a CorpU) Series D preferred warrants with a strike price of $4.59, expired on February 14, 2020.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

Year Ended December 31, 2019

    During the year ended December 31, 2019, we funded investments in an aggregate amount of $25,530,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Neutron Holdings, Inc. (d/b/a Lime)	Preferred Shares, Series D	1/25/2019	$10,000,000
Aspiration Partners, Inc.	Convertible Promissory Note 5% Due 1/31/2021	8/12/2019	$280,000
GreenAcreage Real Estate Corp.	Common shares	8/12/2019	$7,500,000
Treehouse Real Estate Investment Trust, Inc.	Common shares	9/11/2019	$7,500,000
Stormwind, LLC	Preferred shares, Series D	11/26/2019	$250,000
Total			$25,530,000
    During the year ended December 31, 2019, we capitalized fees of $39,685.

    During the year ended December 31, 2019, we sold investments in an amount of $65,603,252, net of transaction costs, and realized a net gain on investments of $19,179,340 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Net Proceeds	Realized Gain/(Loss)(2)
Declara, Inc.(3)	$—	$(12,334,151)
Spotify Technologies S.A.(4)	32,547,633	22,545,550
Dropbox, Inc.(5)	19,723,591	6,066,664
Knewton, Inc.(6)	51,511	(5,083,701)
CUX, Inc. (d/b/a CorpU)(7)	—	(109,331)
Lyft, Inc.(8)	13,280,517	8,983,623
EdSurge, Inc.(9)	—	(1,002,161)
Total	$65,603,252	$19,066,493

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
(4)As of May 2, 2019, all remaining shares of Spotify Technologies S.A. held by us had been sold.
(5)As of September 19, 2019, all remaining shares of Dropbox, Inc. held by us had been sold.
(6)On May 31, 2019, a sale of substantially all of Knewton, Inc. to Wiley Education was completed. As a result of the transaction, we received $51,511 in net proceeds in 2019 and $26,254 in escrow proceeds in 2020.
(7)On October 24, 2019, CUX, Inc. (d/b/a CorpU) completed a recapitalization, which amended our investment in the Senior Subordinated Convertible Promissory Note. As a result of the recapitalization, the principal amount of our Senior Subordinated Convertible Promissory Note was reduced by $109,331, the interest rate was reduced to 4%, and the maturity was extended to February 14, 2023.
(8)As of November 4, 2019, all remaining shares of Lyft, Inc. held by us had been sold.
(9)As of December 12, 2019, all remaining shares of EdSurge, Inc. held by us had been sold in a transaction with the International Society for Technology in Education (ISTE). As a result of the transaction, we do not expect to receive any proceeds.

During the year ended December 31, 2019, we did not write-off any investments.

Year Ended December 31, 2018

During the year ended December 31, 2018, we funded investments in an aggregate amount of $10,636,685 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Ozy Media, Inc.(1)	Promissory Note 10% Due 2/12/2018	1/12/2018	$100,000
SharesPost, Inc.(2)	Common shares	6/15/2018	100,221
Knewton, Inc.	Unsecured Convertible Promissory Note 8% Due 12/31/2019	7/23/2018	134,405
Nextdoor.com, Inc.	Common shares	9/27/2018	6,326,790
Nextdoor.com, Inc.	Common shares	12/19/2018	1,390,373
Nextdoor.com, Inc.	Common shares	12/27/2018	2,284,896
NestGSV, Inc. (d/b/a OneValley, Inc.)(3)	Unsecured Convertible Promissory Note 12% Due 12/31/2019	12/31/2018	300,000
Total			$10,636,685
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
(3)    Effective July 31, 2018, we agreed to extend the Convertible Promissory Note to NestGSV, Inc. (d/b/a OneValley, Inc.) until December 31, 2018, with a new interest rate of 12%.  Previously accrued interest will be capitalized into the principal of the extended note. On December 31, 2018, we extended the maturity of the Convertible Promissory Note to December 31, 2019, compounded the previously accrued and then-outstanding interest, and invested an additional $300,000. The Convertible Promissory Note continues to accrue interest at 12%. In consideration for the extension and additional investment, the 500,000 Series A-3 Preferred Warrants due April 4, 2019 and the 187,500 Series A-4 Preferred Warrants due October 6, 2019, were extended to April 4, 2021 and October 6, 2021, respectively. We also received an additional 250,000 Series B Preferred Warrants due December 31, 2023.

During the year ended December 31, 2018, we capitalized fees of $32,350.

During the year ended December 31, 2018, we sold investments or received repayments from portfolio companies in an amount of $32,395,839, net of transaction costs, and realized a net loss on investments of $7,433,619 (including U.S. Treasury investments) as shown in following table:

Portfolio Investment	Net Proceeds	Realized Gain/(Loss)(1)
Chegg, Inc.(2)	$9,446,315	$3,437,847
NestGSV, Inc. (d/b/a OneValley, Inc.)(3)	592,129	(680)
Avenues Global Holdings, LLC	5,923,795	(4,228,059)
General Assembly Space, Inc.(4)	7,820,191	3,292,552
Lytro, Inc.(5)	791,596	(9,711,762)
SugarCRM, Inc.(6)	2,645,183	(4,332,777)
DreamBox Learning, Inc.(7)	5,176,630	2,916,251
Total	$32,395,839	$(8,626,628)
__________________
(1)Realized gain/(loss) does not include amounts held in escrow or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.
(2)As of February 22, 2018, all remaining shares of Chegg, Inc. held by us had been sold.
(3)Represents repayment of the 12% Unsecured Promissory Note Due 1/15/2018.
(4)On April 16, 2018, Adecco Group, a Swiss staffing company, announced that it was acquiring technology education provider General Assembly Space, Inc. for $412.5 million, including debt financing. We have received approximately $7.8 million in net proceeds as a result of the transaction, with approximately $1.5 million of additional proceeds held in escrow. We have received approximately $1.4 million and $0 in escrow proceeds in 2019 and 2020, respectively, and expect to receive $60,557 in additional escrow proceeds in 2021.
(5)On March 27, 2018, Lytro, Inc. announced that it was preparing to wind down the company over an unspecified period of time. Google LLC acquired Lytro, Inc.’s intellectual property and certain other assets. As a result of the transaction, we have received $0.8 million in net proceeds and expect to receive approximately $0.4 million in additional proceeds held in escrow. We have received approximately $170,000 and $168,000 in escrow proceeds in 2019 and 2020, respectively.
(6)On June 14, 2018, SugarCRM, Inc. entered into an agreement to be purchased by AKKR Candy Holdings, Inc. As a result of the transaction, we have received $2.6 million in net proceeds and expect to receive approximately $0.3 million in additional proceeds held in escrow. We received all escrow proceeds as of December 31, 2019.
(7)On July 18, 2018, DreamBox Learning, Inc. entered into a definitive agreement to be acquired by a wholly owned subsidiary of DreamBox Learning Holding, LLC, an entity owned by The Rise Fund Deneb, LP. As a result of the transaction, we have received $5.2 million in proceeds and expect to receive approximately $0.3 million in additional proceeds held in escrow. We received all escrow proceeds as of December 31, 2019.

During the year ended December 31, 2018 we did not write-off any investments.

Results of Operations

Comparison of the years ended December 31, 2020, 2019, and 2018

Operating results for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Total Investment Income	$1,824,127	$1,495,724	$1,617,836
Interest income	1,006,510	995,724	992,836
Dividend income	817,617	500,000	625,000
Net Operating Expenses	$16,338,543	$10,946,792	$9,252,413
Incentive fee waiver	—	—	(5,000,000)
Management fee waiver	—	—	(892,421)
Total Operating Expenses	$16,338,543	$10,946,792	$15,144,834
Management fees	—	848,723	5,199,900
Incentive fees/(Reversal of incentive fee accrual)	—	(4,660,472)	382,387
Costs incurred under Administration Agreement	—	306,084	1,702,047
Directors’ fees	445,000	383,370	345,000
Professional fees	2,962,781	5,290,329	1,587,578
Compensation expense(1)	8,801,841	4,286,972	—
Interest expense	2,247,817	2,372,570	4,545,471
Tax expense	43,574	33,825	482,994
Other expenses	1,837,530	2,085,391	899,457
Net Investment Loss	$(14,514,416)	$(9,451,068)	$(7,634,577)
Net realized gain/(loss) on investments	16,441,223	19,179,340	(7,433,619)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	(397,846)
Net change in unrealized appreciation/(depreciation) of investments	73,410,631	13,339,859	9,641,050
Benefit from taxes on unrealized depreciation of investments	—	885,566	6,716,735
Net Change in Net Assets Resulting from Operations	$75,337,438	$23,953,697	$891,743
__________________
(1)For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.

Investment Income

For the year ended December 31, 2020 as compared to the year ended December 31, 2019

Investment income increased to $1,824,127 for the year ended December 31, 2020 from $1,495,724 for the year ended December 31, 2019. The increase was due to an increase in dividend income received from GreenAcreage Real Estate Investment Trust, Inc. and guaranteed interest from Palantir Lending Trust SPV I, partially offset by a decrease in accrued interest income due to the placement of some debt investments on non-accrual status and decreased Treehouse Real Estate Investment Trust, Inc. dividends, relative to the year ended December 31, 2019.

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

Operating Expenses

For the year ended December 31, 2020 as compared to the year ended December 31, 2019

Total operating expenses increased to $16,338,543 for the year ended December 31, 2020, from $10,946,792 for the year ended December 31, 2019. The increase in operating expense was primarily due to the accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020, as well as reversal of the incentive fee accrual as a result of the Internalization. The notable increase was partially offset by removal of management and professional fees related to the termination of the Investment Advisory Agreement and Administration Agreements.

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

Net Investment Loss

For the year ended December 31, 2020 as compared to the year ended December 31, 2019

For the year ended December 31, 2020, we recognized net investment loss of $14,514,416, compared to net investment loss of $9,451,068 for the year ended December 31, 2019. The change between periods resulted from the increase in operating expenses, as discussed above, and an increase in total investment income between periods.

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

Net Realized Gain on Investments

For the year ended December 31, 2020 as compared to the year ended December 31, 2019

For the year ended December 31, 2020, we recognized net realized gain on our investments of $16,441,223, compared to net realized gain of $19,179,340 for the year ended December 31, 2019. The components of our net realized gains/losses on portfolio investments for the year ended December 31, 2020 and 2019, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

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

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2020, we had a net change in unrealized appreciation/depreciation of $73,410,631. For the year ended December 31, 2019, we had a net change in unrealized appreciation/depreciation of $13,339,859 For the year ended December 31, 2018, we had a net change in unrealized appreciation of $9,641,050. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the years ended December 31, 2020, 2019, and 2018.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2020
Palantir Technologies, Inc.(1)	$66,368,123
Coursera, Inc.	16,772,218
Course Hero, Inc.	9,405,053
Forge Global, Inc.(1)	7,513,356
Palantir Lending Trust SPV I(1)	2,550,762
Nextdoor, Inc.	1,968,755
4C Insights (f/k/a The Echo Systems Corp.)(1)	1,414,905
Aspiration Partners, Inc.	(1,334,698)
StormWind, LLC	(1,342,526)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,326,760)
Treehouse Real Estate Investment Trust, Inc.	(4,063,112)
SharesPost, Inc.(1)	(4,693,514)
Ozy Media, Inc.	(5,585,800)
Neutron Holdings, Inc. (d/b/a/ Lime)	(6,515,508)
Parchment, Inc.(1)	(6,895,603)
Other(2)	174,980
Total	$73,410,631
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale, repayment, capital transaction (merger), or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2020.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2019	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) for the Year Ended December 31, 2018
Declara, Inc.(1)	$12,334,151	Lytro, Inc.(1)	$8,387,816
Ozy Media, Inc.	12,218,812	Lyft, Inc.	5,486,237
Course Hero, Inc.	11,567,394	Coursera, Inc.	4,751,216
Coursera, Inc.	10,458,012	SharesPost, Inc.	4,401,790
Parchment, Inc.	4,745,425	Avenues Global Holdings, LLC(1)	4,243,435
Aspiration Partners, Inc.	3,511,682	Course Hero, Inc.	4,065,198
Knewton, Inc.(1)	2,979,116	SugarCRM, Inc.(1)	3,753,157
Enjoy Technology, Inc.	1,155,396	Palantir Technologies, Inc.	(1,022,365)
CUX, Inc. (d/b/a CorpU)	(1,804,892)	Knewton, Inc.	(1,576,151)
Palantir Technologies, Inc.	(2,471,310)	Declara, Inc.	(1,715,261)
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(2,548,128)	Ozy Media, Inc.	(2,070,561)
NestGSV, Inc. (d/b/a OneValley, Inc.)	(3,663,624)	Chegg, Inc.(1)	(2,151,532)
Dropbox, Inc.(1)	(4,219,119)	Spotify Technology S.A.	(4,015,707)
Stormwind, LLC	(4,343,218)	General Assembly Space, Inc.(1)	(4,840,905)
Lyft, Inc.(1)	(11,313,418)	Curious.com, Inc.	(5,514,077)
Spotify Technology S.A.(1)	(16,711,276)
Other(2)	1,444,856	Other(2)	(2,541,240)
Total	$13,339,859	Total	$9,641,050
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale, repayment, capital transaction (merger), or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the years ended December 31, 2019 or 2018.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our consolidated financial statements as of December 31, 2020 for details regarding activity in our investment portfolio from January 1, 2021 through March 11, 2021.

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

Dividends

On January 26, 2021, the Company’s Board of Directors declared a dividend of $0.25 per share paid, in cash, on February 19, 2021 to stockholders of record as of the close of business on February 5, 2021.

On March 8, 2021, the Company's Board of Directors declared a dividend of $0.25 per share payable on April 15, 2021 to stockholders of record as of the close of business on March 30, 2021. The dividend will be paid in cash.

Conversion of 4.75% Convertible Senior Notes due 2023

Effective as of February 5, 2021, the conversion price applicable to the 4.75% Convertible Senior Notes due 2023 was adjusted to $9.25 per share (108.0505 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023) from the most recent conversion price of $9.42 per share (106.1681 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023), which had been in effect since December 30, 2020. The adjustment to the conversion rate of the 4.75% Convertible Senior Notes due 2023 was made pursuant to the supplemental indenture governing the 4.75% Convertible Senior Notes due 2023 as a result of the Company’s cash dividend of $0.25 per share, paid on February 19, 2021 to stockholders of record as of the close of business on February 5, 2021.

Redemption of 4.75% Convertible Senior Notes due 2023

On February 19, 2021, the Company caused notices of redemption to be issued to the holders of its 4.75% Convertible Senior Notes due 2023 regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 4.75% Convertible Senior Notes due 2023, pursuant to the Indenture, dated as of March 28, 2018, between the Company and U.S. Bank National Association, as trustee, and the First Supplemental Indenture, dated as of March 28, 2018, between the Company and U.S. Bank National Association, as trustee. The Company will redeem $38,215,000 in aggregate principal amount of the issued and outstanding 4.75% Convertible Senior Notes due 2023 on March 29, 2021 (the “Redemption Date”). The 4.75% Convertible Senior Notes due 2023 will be redeemed at 100% of their principal amount ($1,000 per note), plus the accrued and unpaid interest thereon from September 30, 2020, through, but excluding, the Redemption Date.

Holders of the 4.75% Convertible Senior Notes due 2023 may surrender such notes for conversion into shares of the Company’s common stock in lieu of receiving cash at any time prior to the close of business on the business day immediately preceding the Redemption Date.

A copy of the notice of redemption was included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021. Please refer to that Current Report on Form 8-K for additional information.

As of December 31, 2020, $38,215,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023 were outstanding (the “Outstanding Amount”). Hypothetically, assuming all holders of the 4.75% Convertible Senior Notes due 2023 voluntarily submit the Outstanding Amount for conversion into shares of the Company’s common stock prior to the Redemption Date in accordance with the terms of the First Supplemental Indenture at the current conversion price of $9.25 per share (108.0505 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023), approximately 4,129,150 shares of the Company’s common stock would be issued. The dilutive effect of such conversions on the Company’s net asset value per share of $15.14 as of December 31, 2020 would be approximately $1.01.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to December 31, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of March 11, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities. Our $12.0 million senior secured revolving Credit Facility with Western Alliance Bank (the "Credit Facility") matured and expired on May 31, 2019 and no amounts were outstanding under the Credit Facility as of such date. See “Note 10—Debt Capital Activities.” In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2020.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the year ended December 31, 2020, our operating expenses were $16,338,543, including compensation expense related to the cancellation of the options granted under the 2019 Equity Incentive Plan. For the years ended December 31, 2019 and 2018, our operating expenses were $10,946,792 and $9,252,413, net of fee waivers, respectively.

Cash Reserves and Liquid Securities	December 31, 2020	December 31, 2019	December 31, 2018
Cash	$45,793,724	$44,861,263	$28,184,163
Borrowing availability under the Credit Facility(1)	—	—	12,000,000
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	—	—	44,589,406
Subject to other sales restrictions(3)	94,635,398	—	—
Securities of publicly traded portfolio companies	94,635,398	—	44,589,406
Total Cash Reserves and Liquid Securities	$140,429,122	$44,861,263	$84,773,569

_______________________
(1)Subject to leverage and borrowing base restrictions and other requirements under the Credit Facility as of December 31, 2018. The Credit Facility matured on May 31, 2019. Refer to "Note 10—Debt Capital Activities" to our consolidated financial statements as of December 31, 2020 for details.
(2)"Unrestricted securities" represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of December 31, 2020, this balance was $0 as we were not holding any publicly traded portfolio companies that were not subject to other sales restrictions. As of December 31, 2019, this balance was $0 as we were not holding any publicly traded portfolio companies. As of December 31, 2018, this balance represents our shares of common stock in Spotify Technology S.A. and Dropbox, Inc.
(3)As of December 31, 2020, this balance represents our shares of common stock in Palantir Technologies, Inc. that were subject to certain lock-up restrictions.

During the year ended December 31, 2020, cash increased to $45,793,724 from $44,861,263 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our common stock, interest income, dividends, and escrow proceeds received from our investments, offset by cash used to purchase investments, pay dividends, repurchase our common stock under the Share Repurchase Program, make interest payments related to our 4.75% Convertible Senior Notes due 2023, and pay operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2020 is as follows:

	Payments Due By Period ( in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Payable for securities purchased(1)	$134.2	$134.2	$—	$—	$—
Convertible Senior Notes(2)	38.2	—	38.2	—	—
Operating lease liability	0.8	0.2	0.4	0.2	—
Total	$173.2	$134.4	$38.6	$0.2	$—
_______________________
(1)“Payable for securities purchased” relates to the purchase of U.S. Treasury bills on margin and repurchase of our common stock under the Share Repurchase Program. This balance was subsequently repaid in early January 2021, when the $150.0 million United States Treasury bill matured and the $15.8 million margin deposit that we posted as collateral was returned.
(2)The balance shown for the "Convertible Senior Notes" reflects the principal balance payable to investors for the 4.75% Convertible Senior Notes due 2023 as of December 31, 2020. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2020 for more information.

Share Repurchase Program

During the year ended December 31, 2020, we repurchased 1,655,848 shares of our common stock pursuant to the Share Repurchase Program. As of December 31, 2020, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $9.6 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see "Part II. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the year ended December 31, 2020, the Company issued and sold 3,808,979 shares under the ATM Program at a weighted-average price of $13.36 per share, for gross proceeds of $50,900,326 and net proceeds of $49,882,319, after deducting commissions to the Agents on Shares sold. As of December 31, 2020, up to $99,099,674 in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of December 31, 2020 for more information regarding the ATM Program.

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

During the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

Refer to “—Recent Developments” and “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2020 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2020.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our consolidated financial statements as of December 31, 2020 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2020 for more information.

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

As of December 31, 2020, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SuRo Capital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2020 and 2019, the related consolidated statements of operations, cash flows, and changes in net assets for the years ended December 31, 2020 and 2019, the financial highlights (presented in Note 8) for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for the years ended December 31, 2020 and 2019, and the financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Investments – Level 3 Investments in Preferred Stock and Common Stock

As described in Note 4 to the consolidated financial statements, approximately 41% of the Company’s $431 million total investments in securities as of December 31, 2020 represents investments in level 3 common stock and preferred stock issued by private companies whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs with respect to the revenue and/or other multiples utilized, discounts rates and precedent transactions.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in preferred stock and common stock is a critical audit matter are the significant judgment involved by management in determining the fair value of these level 3 investments, including the use of various valuation techniques and significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained relating to the valuation techniques and significant unobservable inputs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements and financial highlights. Our principle audit procedures included, among others,

(i) testing the completeness and accuracy of management’s valuations, including evaluating the appropriateness of management’s methodologies, evaluating the reasonableness of assumptions and significant unobservable inputs; including revenue and/or other multiples utilized, discounts rates and precedent transactions and;

(ii) the involvement of professionals with specialized skills and knowledge to assist in the assessment of the fair values for a sample of investments, including reviewing the valuation methodologies, assessing the assumptions utilized in developing the estimates, and evaluating the reasonableness of management’s conclusions in deriving the valuations.

/s/ Marcum LLP

San Francisco, CA
March 12, 2021

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SuRo Capital Corp.

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the SuRo Capital Corp. (formerly known as "Sutter Rock Capital Corp." and "GSV Capital Corp.") and subsidiaries (the "Company"), statements of operations, cash flows, and changes in net assets for the year ended December 31, 2018, the financial highlights (presented in Note 8) for the three years then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2018, and the financial highlights for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
San Francisco, California
April 17, 2019

We began serving as the Company's auditor in 2015. In 2019 we became the predecessor auditor.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $105,339,169 and $90,567,041, respectively)	$249,804,803	$152,866,112
Non-controlled/affiliate investments (cost of $53,865,346 and $52,857,243, respectively)	30,165,773	37,944,268
Controlled investments (cost of $7,161,412 and $7,161,412, respectively)	809,198	775,198
Total Portfolio Investments	280,779,774	191,585,578
Investments in U.S. Treasury bills (cost of $150,000,000 and $49,996,667, respectively)	150,000,000	50,000,000
Total Investments (cost of $316,365,927 and $200,582,363, respectively)	430,779,774	241,585,578
Cash	45,793,724	44,861,263
Escrow proceeds receivable	852,462	265,303
Interest and dividends receivable	166,998	84,630
Deferred financing costs	297,196	11,382
Prepaid expenses and other assets(1)	985,550	1,755,933
Total Assets	478,875,704	288,564,089
LIABILITIES
Accounts payable and accrued expenses(1)	762,312	1,143,923
Payable to executive officers	—	1,369,873
Accrued interest payable	453,803	475,000
Dividends payable	4,395,229	2,107,709
Payable for securities purchased	134,250,000	44,746,660
Income tax payable	35,850	—
4.75% Convertible Senior Notes due March 28, 2023(2)	37,395,437	38,803,635
Total Liabilities	177,292,631	88,646,800
Commitments and contingencies (Notes 7 and 10)
Net Assets	$301,583,073	$199,917,289
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 19,914,023 and 17,564,244 issued and outstanding, respectively)	$199,140	$175,642
Paid-in capital in excess of par	222,002,592	178,550,374
Unearned deferred compensation	(200,000)	—
Accumulated net investment loss	(40,193,778)	(25,679,362)
Accumulated net realized gain on investments, net of distributions	5,361,270	5,867,417
Accumulated net unrealized appreciation/(depreciation) of investments	114,413,849	41,003,218
Net Assets	$301,583,073	$199,917,289
Net Asset Value Per Share	$15.14	$11.38
See accompanying notes to consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of December 31, 2020 and December 31, 2019, the 4.75% Convertible Senior Notes due March 28, 2023 had a face value of $38,215,000 and $40,000,000, respectively. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$1,035,694	$828,392	$351,188
Dividend income	50,000	100,000	—
Non-controlled/affiliate investments:
Interest income/(reversal of interest income accrual)	(29,184)	108,395	581,813
Dividend income	317,617	—	—
Controlled investments:
Interest income	—	58,937	59,835
Dividend income	450,000	400,000	625,000
Total Investment Income	1,824,127	1,495,724	1,617,836
OPERATING EXPENSES
Management fees(1)	—	848,723	5,199,900
Incentive fees/(Reversal of incentive fee accrual)(1)	—	(4,660,472)	382,387
Costs incurred under Administration Agreement(1)	—	306,084	1,702,047
Compensation expense(2)	8,801,841	4,286,972	—
Directors’ fees	445,000	383,370	345,000
Professional fees	2,962,781	5,290,329	1,587,578
Interest expense	2,247,817	2,372,570	4,545,471
Income tax expense	43,574	33,825	482,994
Other expenses	1,837,530	2,085,391	899,457
Total Operating Expenses	16,338,543	10,946,792	15,144,834
Management fee waiver(1)	—	—	(892,421)
Incentive fee waiver(1)	—	—	(5,000,000)
Total operating expenses, net of waiver of management and incentive fees	16,338,543	10,946,792	9,252,413
Net Investment Loss	(14,514,416)	(9,451,068)	(7,634,577)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	16,441,223	32,625,663	(7,432,939)
Non-controlled/affiliate investments	—	(13,446,323)	—
Controlled investments	—	—	(680)
Net Realized Gain/(Loss) on Investments	16,441,223	19,179,340	(7,433,619)
Realized loss on partial repurchase of 5.25% Convertible Senior Note due 2018	—	—	(397,846)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	82,163,227	(1,907,148)	21,819,883
Non-controlled/affiliate investments	(8,786,596)	21,489,014	(10,988,777)
Controlled investments	34,000	(6,242,007)	(1,190,056)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	73,410,631	13,339,859	9,641,050
Benefit from taxes on unrealized depreciation of investments	—	885,566	6,716,735
Net Change in Net Assets Resulting from Operations	$75,337,438	$23,953,697	$891,743
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$4.21	$1.24	$0.04
Diluted(3)	$3.56	$1.14	$0.04
Weighted-Average Common Shares Outstanding
Basic	17,910,353	19,328,414	20,617,890
Diluted(3)	21,790,898	23,069,622	20,617,890

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS –continued

____________________________________________________________________________________________________________________________
(1)    This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.
(2)     For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.
(3)    For the years ended December 31, 2020, 2019, and 2018, 0, 0, and 6,079,068 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2020	2019	2018
Change in Net Assets Resulting from Operations
Net investment loss	$(14,514,416)	$(9,451,068)	$(7,634,577)
Net realized gains/(losses) on investments	16,441,223	19,179,340	(7,433,619)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018	—	—	(397,846)
Net change in unrealized appreciation/(depreciation) of investments	73,410,631	13,339,859	9,641,050
Benefit from taxes on unrealized depreciation of investments	—	885,566	6,716,735
Net Change in Net Assets Resulting from Operations	75,337,438	23,953,697	891,743
Distributions
Dividends declared	(16,947,366)	(5,620,558)	—
Total Distributions	(16,947,366)	(5,620,558)	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	49,882,319	—	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	1,810,956	—	—
Stock-based compensation(1)	1,962,431	998,355	—
Repurchases of common stock	(10,379,994)	(14,792,364)	(10,276,450)
Net Increase/(Decrease) in Net Assets Resulting from Capital Transactions	43,275,712	(13,794,009)	(10,276,450)
Total Change in Net Assets	101,665,784	4,539,130	(9,384,707)
Net Assets at Beginning of Year	199,917,289	195,378,159	204,762,866
Net Assets at End of Year	$301,583,073	$199,917,289	$195,378,159
Capital Share Activity
Shares outstanding at beginning of year	17,564,244	19,762,647	21,246,345
Issuance of common stock from public offering	3,808,979	—	—
Issuance of common stock under restricted stock plan	21,760	—	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	174,888	—	—
Shares repurchased	(1,655,848)	(2,198,403)	(1,483,698)
Shares Outstanding at End of Year	19,914,023	17,564,244	19,762,647
See accompanying notes to consolidated financial statements.

____________________________________________________________________________________________________________________________
(1)     For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$75,337,438	$23,953,697	$891,743
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gain)/loss on investments	(16,441,223)	(19,179,340)	7,433,619
Net change in unrealized (appreciation)/depreciation of investments	(73,410,631)	(13,339,859)	(9,641,050)
Change in deferred tax liability	—	(885,566)	(6,716,735)
Amortization of discount on 5.25% Convertible Senior Notes due 2018	—	—	492,170
Amortization of discount on 4.75% Convertible Senior Notes due 2023	376,802	369,124	281,130
Amortization of deferred financing costs	—	—	51,636
Amortization of fixed income security premiums and discounts	—	(5,066)	(30,660)
Write-off of deferred offering costs	—	267,541	325,248
Stock-based compensation(2)	1,962,431	998,355	—
Paid-in-kind interest	—	(383,980)	(386,546)
Adjustments to escrow proceeds receivable	844,825	29,178	1,034,704
Forfeited interest on 4.75% Convertible Senior Notes due 2023	25,996	—	—
Purchases of investments in:
Portfolio investments	(31,433,027)	(25,569,685)	(10,669,035)
U.S. Treasury bills	(450,000,084)	(299,930,250)	(399,893,952)
Proceeds from sales or maturity of investments in:
Portfolio investments	31,245,944	65,603,252	33,925,585
U.S. Treasury bills	350,000,000	350,000,000	400,000,000
Change in operating assets and liabilities:
Due from controlled investments	—	—	840
Prepaid expenses and other assets	770,383	(1,548,164)	1,214
Interest and dividends receivable	(82,368)	171,040	(220,529)
Deferred financing costs	—	(11,382)	—
Escrow proceeds receivable	(587,154)	2,229,279	(1,891,126)
Due to GSV Asset Management(1)	—	—	(231,697)
Payable for securities purchased	89,503,340	(44,733,443)	(5,722)
Accounts payable and accrued expenses	(381,611)	653,236	32,484
Payable to executive officers	(1,369,873)	1,369,873	—
Income tax payable	35,850	—	—
Accrued incentive fees(1)	—	(4,660,472)	(4,617,613)
Accrued management fees(1)	—	(415,056)	(9,391)
Accrued interest payable	(21,197)	—	(581,563)
Net Cash Provided by/(Used in) Operating Activities	(23,624,159)	34,982,312	9,574,753
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	49,882,319	—	—
Proceeds from the issuance of 4.75% Convertible Senior Notes due 2023	—	—	40,000,000
Deferred debt issuance costs	—	—	(1,846,620)
Repurchases of common stock	(10,379,995)	(14,792,364)	(10,276,450)
Repayment of 5.25% Convertible Senior Notes due 2018	—	—	(69,272,565)
Dividends paid	(14,659,850)	(3,512,849)	—
Realized loss on repurchase of 5.25% Convertible Senior Notes due 2018	—	—	397,846
Cash paid for fractional shares	(40)	—	—
See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended December 31,
	2020	2019	2018
Deferred offering costs	(285,814)	—	(231,401)
Net Cash Provided by/(Used in) Financing Activities	$24,556,620	$(18,305,213)	$(41,229,190)
Total Increase/(Decrease) in Cash Balance	$932,461	$16,677,099	$(31,654,437)
Cash Balance at Beginning of Year	44,861,263	28,184,163	59,838,600
Cash Balance at End of Year	$45,793,724	$44,861,262	$28,184,163

Supplemental Information:
Interest paid	$1,874,294	$2,018,336	$4,127,163
Taxes paid	$5,859	$33,825	$496,912
See accompanying notes to consolidated financial statements.
_______________________
(1)    This balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.
(2)     For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Palantir Technologies, Inc.**	Palo Alto, CA
Common shares, Class A(3)(13)	Data Analysis	5/7/2012	4,618,952	$12,875,126	$94,635,398	31.38%
Coursera, Inc.	Mountain View, CA
Preferred shares, Series F 8%	Online Education	7/15/2020	166,962	2,840,017	2,838,354	0.94%
Preferred shares, Series B 8%		6/9/2013	2,961,399	14,519,519	50,343,783	16.69%
Total				17,359,536	53,182,137	17.63%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	35,079,072	11.63%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,002,666	12,832,208	4.25%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,999,995	1.66%
Preferred shares, Series C		10/27/2020	130,972	5,002,932	4,999,987	1.66%
Total				10,003,355	9,999,982	3.32%
Forge Global, Inc.(15)	San Francisco, CA
Common shares, Class AA	Online Marketplace Finance	7/20/2011	614,042	123,987	7,624,437	2.53%
Junior Preferred shares		7/19/2011	160,534	2,259,716	1,993,319	0.66%
Junior Preferred warrants, Strike Price $12.42, Expiration Date 11/9/2025		7/19/2011	73,695	—	279,303	0.09%
Total				2,383,703	9,897,059	3.28%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	5,032,724	1.67%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	1,536,980	0.51%
Convertible Promissory Note 14% Due 1/30/2024***		11/30/2020	$521,112	524,057	521,112	0.17%
Total				5,526,777	7,090,816	2.35%
Rent the Runway, Inc.	New York, NY
Preferred shares, Series G	Subscription Fashion Rental	6/17/2020	339,191	5,153,945	5,000,001	1.66%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(16)	Chicago, IL
Preferred shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	1,500,000	0.50%
Term loan 15%, Due 12/23/2023***		12/23/2020	$3,000,000	3,000,000	3,000,000	0.99%
Total				4,500,000	4,500,000	1.49%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D(11)	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.16%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.17%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027(11)		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.33%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	3,288,548	1.09%
Preferred shares, Series C-3 (12)		8/12/2019	24,912	281,190	169,599	0.06%
Total				1,283,005	3,458,147	1.15%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares***(8)	Cannabis REIT	9/11/2019	312,500	7,500,000	3,321,626	1.10%
Palantir Lending Trust SPV I **(10)	Palo Alto, CA
Equity Participation in Underlying Collateral	Data Analysis	6/19/2020	—	—	2,550,764	0.85%
See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Clever, Inc.	San Francisco, CA
Preferred shares, Series B 8%	Education Software	12/5/2014	1,799,047	$2,000,601	$2,000,001	0.66%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,991	2,506,119	1,474,878	0.49%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	791,361	0.26%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
SP Holdings Group, Inc.(15)	San Francisco, CA
Preferred shares, Series B 6%	Online Marketplace Finance	7/19/2011	1,771,653	—	—	—%
Common shares		7/20/2011	770,934	—	—	—%
Total				—	—	—%
Kinetiq Holdings, LLC(14)	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%
Total Non-controlled/Non-affiliate				$105,339,169	$249,804,803	82.83%

NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	9/11/2019	683,482	$2,414,178	$1,865,547	0.62%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	762,558	0.25%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	3,350,952	1.11%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	2,824,679	0.94%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	1,294,645	0.43%
Total				10,945,024	10,098,381	3.35%
GreenAcreage Real Estate Corp.	New York, NY
Common shares***(9)	Cannabis REIT	8/12/2019	422,586	8,509,633	8,937,690	2.96%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	257,267	440,515	0.15%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,804,218	1.59%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,625,365	0.87%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	88,248	0.03%
Total				6,387,741	7,958,346	2.64%
NestGSV, Inc. (d/b/a OneValley, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(7)	Global Innovation Platform	8/23/2019	1	8,555,124	2,173,148	0.72%
Convertible Promissory Note 8% Due 8/23/2024(4)(7)		2/17/2016	$1,010,198	1,030,176	505,099	0.17%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	4,687	—%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	65,000	0.02%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	27,500	0.01%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	9,250	0.00%
Total				9,764,414	2,784,684	0.92%
See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2020

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)	Corporate Education	11/26/2014	$1,251,158	$1,256,191	$312,790	0.10%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	73,882	0.02%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Total				4,040,875	386,672	0.12%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$53,865,346	$30,165,773	10.00%

CONTROLLED(2)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(6)	Clean Technology	4/15/2014	14,300,000	$7,151,412	$809,198	0.27%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	809,198	0.27%

Total Controlled				$7,161,412	$809,198	0.27%

Total Portfolio Investments				$166,365,927	$280,779,774	93.10%

U.S. Treasury
U.S. Treasury bill, 0%, due 1/2/2021***(3)		12/30/2020	$150,000,000	150,000,000	150,000,000	49.74%

TOTAL INVESTMENTS				$316,365,927	$430,779,774	142.83%

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
**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2020, 22.56% of its total investments are non-qualifying assets.
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

(3)Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. As of December 31, 2020, 1 portfolio investment held by SuRo Capital Corp. was considered Level 1 or Level 2. Refer to “Note 4—Investments at Fair Value”.

(4)As of December 31, 2020, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. During the year ended December 31, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $450,000 in dividend distributions. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(7)On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a OneValley, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a OneValley,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a OneValley, Inc.) at the end of the five year period.

(8)During the year ended December 31, 2020, Treehouse Real Estate Investment Trust Inc. declared, and SuRo Capital Corp. received, an aggregate of $50,000 in dividend distributions. SuRo Capital Corp. does not anticipate that Treehouse Real Estate Investment Trust Inc. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(9)During the year ended December 31, 2020, GreenAcreage Real Estate Corp. declared an aggregate of $317,617 in dividend distributions. SuRo Capital Corp. does not anticipate that GreenAcreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(10)On June 19, 2020, SuRo Capital Corp. extended a $6,900,000, non-recourse, collateralized loan to Palantir Lending Trust SPV I. The collateralized loan to Palantir Lending Trust SPV I matures on June 19, 2022 and includes a 15% interest rate. Through the collateralized loan, SuRo Capital Corp. participates in additional upside in a future Palantir Technologies, Inc. liquidity event by receiving a percentage of the share price appreciation as captured in the Equity Participation in Underlying Collateral security. As of December 31, 2020, $8,671,618 has been received from Palantir Lending Trust SPV I. Of the proceeds received, $6,900,000 fully repaid the outstanding principal, $782,125 was attributed to the accrued guaranteed interest, and $989,494 was generated by the Equity Participation in Underlying Collateral. As of December 31, 2020, the balance of the loan and all guaranteed interest has been fully repaid, and SuRo Capital Corp. retains the right to upside on 1,312,290 shares as captured in the Equity Participation in Underlying Collateral security.

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

(13)On September 30, 2020, Palantir Technologies, Inc. went public via a modified direct listing on the New York Stock Exchange. Under the terms of the modified direct listing, as disclosed in Palantir Technologies, Inc.'s Amendment No. 1 to Form S-1 Registration Statement, 20% of SuRo Capital Corp.'s Class A common shares in Palantir Technologies, Inc. held at the time of the direct public listing were considered unrestricted, while the remaining 80% were subject to sales restrictions and are not eligible for sale until the third business day following the filing of Palantir Technologies, Inc.'s fiscal year 2020 Form 10-K filing in 2021. As of December 31, 2020, SuRo Capital Corp. holds 4,618,952 public shares of Palantir Technologies, Inc. common stock, all of which are subject to certain lock-up restrictions.

(14)On July 29, 2020 SuRo Capital Corp. exited its investment in 4C Insights (f/k/a The Echo Systems Corp.). In connection with this exit, SuRo Capital Corp. received 112,374 Class A common shares in Kinetiq Holdings, LLC in addition to cash proceeds and amounts currently held in escrow.

(15)On November 9, 2020, SharesPost, Inc. completed its merger with Forge Global, Inc. As part of the merger, SuRo Capital Corp. received Class AA Common Shares, Junior Preferred Stock and Junior Warrants of Forge. In addition, as part of the merger, certain assets held by SharesPost, Inc. that were not acquired by Forge were spun-out into a new entity called SP Holdings Group, Inc. In addition to the shares received from Forge, SuRo Capital Corp. also received Series B Preferred Stock and Common Shares in SP Holdings Group, Inc.

(16)SuRo Capital Corp.’s investments in Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC AV Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES
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

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2019

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%(7)	Digital Media Platform	9/11/2019	683,482	$2,414,178	$2,970,252	1.49%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	1,182,260	0.59%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	5,001,420	2.50%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	4,528,107	2.27%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	2,002,143	1.00%
Total				10,945,024	15,684,182	7.85%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%(10)	Interactive Learning	11/26/2019	329,337	257,267	503,120	0.25%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,391,000	2.70%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,248,804	1.62%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	157,949	0.08%
Total				6,387,741	9,300,873	4.65%
GreenAcreage Real Estate Corp.	New York, NY
Common shares	Cannabis REIT	8/12/2019	375,000	7,501,530	7,500,000	3.75%
NestGSV, Inc. (d/b/a OneValley, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	8,555,124	3,880,621	1.94%
Convertible Promissory Note 8% Due 8/23/2024***(9)		2/17/2016	$1,010,198	1,030,176	1,010,198	0.51%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	20,625	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	135,000	0.07%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	62,500	0.03%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	2,500	0.00%
Total				9,764,414	5,111,444	2.56%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)(6)	Corporate Education	11/26/2014	$1,251,158	1,256,191	312,789	0.15%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	34,980	0.02%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Preferred Warrants Series D, Strike Price $4.59, Expiration Date 2/14/2020		5/31/2013	16,903	—	—	—%
Total				4,040,875	347,769	0.17%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$52,857,243	$37,944,268	18.98%

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

(3)Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. As of December 31, 2019, no portfolio investments held by SuRo Capital Corp. were considered Level 1 or Level 2. Refer to “Note 4—Investments at Fair Value”.

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

(9)On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a OneValley, Inc.). As part of the agreement, SuRo Capital Corp’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a OneValley,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a OneValley, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under SuRo Capital Corp’s 12% Convertible Promissory Note due 12/31/2019 will be capitalized into the principal of the extended Convertible Promissory Note, and the interest on the Convertible Promissory Note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, SuRo Capital Corp.’s fully diluted ownership of voting securities in the company decreased from 50.0% to 8.5%. As such, SuRo Capital Corp.'s investments in NestGSV, Inc. (d/b/a OneValley, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

The table below displays the Company’s subsidiaries as of December 31, 2020, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
__________________________________
(1)    This Taxable Subsidiary was dissolved on April 16, 2020.

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture-capital-backed emerging companies. The Company may acquire its investments in these portfolio companies through: offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. In addition, we may invest in private credit and in the founders equity, founders warrants, forward purchase agreements, and private investment in public equity transactions of special purpose acquisition companies. The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, were considered necessary for the fair presentation of consolidated financial statements for the period have been included.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2020 and December 31, 2019, for details regarding the nature and composition of the Company’s investment portfolio.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. As of December 31, 2020 and December 31, 2019, the Company had $852,462 and $265,303, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of December 31, 2020 and December 31, 2019, the Company had deferred financing costs of $297,196 and $11,382, respectively, on the Consolidated Statement of Assets and Liabilities.

	December 31, 2020	December 31, 2019
Deferred credit facility costs	$11,382	$11,382
Deferred offering costs	285,814	—
Deferred Financing Costs	$297,196	$11,382

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2020 and December 31, 2019, the Company had no material escrow deposits.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

Recently Issued or Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments took effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the eliminated and modified disclosure requirements during the year ended December 31, 2020. No significant changes to the fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 ("SEC Rule 12b-2 Update"), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75.0 million or more, but less than $700.0 million, and (2) has annual investment income of less than $100.0 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. SEC Rule 12b-2 Update applies to annual report filings due on or after April 27, 2020. The adoption of this rule has resulted in the Company no longer being an accelerated filer. The Company is also not required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to comply in advance of the effective date for the year ended December 31, 2020. The adoption of this rule has an impact on the consolidated financial statements in that far fewer subsidiaries require disclosure under the Final Rules as compared to the previous rules.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which made various technical changes and corrections intended to provide clarifications to existing guidance, as well as simplifications to wording or structure of existing guidance. The amendments in Sections B and C are effective for annual periods beginning after December 15, 2020, for public business entities. Early application of the amendments in this Update is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The Company did not early adopt the modified disclosure requirements during the year ended December 31, 2020, but is evaluating the guidance of our adoption upon its effective date.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The accounting implications and related controls associated with the Internalization were analyzed and updated for fiscal year 2020.

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

Departure of Director and Reduction of Number of Directors

On and effective March 12, 2019, Michael T. Moe resigned from our Board of Directors in connection with our Internalization. As a result of Mr. Moe’s resignation, our Board of Directors reduced the number of directors that constitute our full Board of Directors to five directors from six directors in accordance with our bylaws. Mr. Moe continued to provide certain services to us pursuant to the Consulting Agreement (as defined below). See “—Consulting Agreement.”

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Consulting Agreement

On and effective March 12, 2019, we entered into a Consulting Agreement (the “Consulting Agreement”) with Michael T. Moe, the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management, for the purpose of assisting us with certain transition services following the termination of the Investment Advisory Agreement and our Internalization.  Pursuant to the Consulting Agreement, Mr. Moe provided certain transition services to us related to our existing portfolio investments for which Mr. Moe previously had oversight in his role as the Chief Executive Officer and Chief Investment Officer of GSV Asset Management. Such transition services included providing information to us regarding such portfolio companies, including as a member of a portfolio company’s board of directors, assisting with the transition of portfolio company board seats as requested by us, making appropriate introductions to representatives of portfolio companies, and providing other similar types of services that we may reasonably request.

The term of the Consulting Agreement commenced on March 12, 2019 and continued for eighteen months in accordance with its terms.  Pursuant to the Consulting Agreement, we paid Mr. Moe a total amount equal to $1,250,000. On September 12, 2020, the Consulting Agreement expired in accordance with its terms and was not renewed or extended.

For the years ended December 31, 2020, 2019, and 2018, the Company incurred $582,438, $667,563, and $0 respectively, of consulting expense related to the Consulting Agreement, as included in "professional fees" on the Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, the Company recorded $0 and $332,437, respectively, of prepaid expense related to the Consulting Agreement on the Consolidated Statement of Assets and Liabilities.

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

The term of the Amended and Restated License Agreement commenced on March 12, 2019 and continued for eighteen months in accordance with its terms. Pursuant to the Amended and Restated License Agreement, we paid GSV Asset Management a total amount equal to $1,250,000. On September 12, 2020, the Amended and Restated License Agreement expired in accordance with its terms and was not renewed or extended.

For the years ended December 31, 2020, 2019, and 2018, the Company incurred $582,438, $667,563, and $0 respectively, of licensing expense, as included in "other expenses" on the Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, the Company recorded $0 and $332,437, respectively, of prepaid expense related to the Amended and Restated Trademark License Agreement on the Consolidated Statement of Assets and Liabilities.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

Management Fees

Under the terms of the Investment Advisory Agreement, GSV Asset Management was paid a base management fee of 2.00% of gross assets, which is the Company’s total assets reflected on its Consolidated Statement of Assets and Liabilities (with no deduction for liabilities) reduced by any non-portfolio investments. During the month of January 2018, pursuant to a voluntary waiver by GSV Asset Management, the Company paid GSV Asset Management a base management fee of 1.75%, a 0.25% reduction from the 2.00% base management fee payable under the Investment Advisory Agreement. On February 2, 2018 GSV Asset Management voluntarily agreed to reduce fees payable under the Investment Advisory Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, effective February 1, 2018, the base management fee is reduced to 1.75% of the Company’s gross assets, as further described below. The waiver of a portion of the base management fee is not subject to recourse against or reimbursement by the Company.

For the year ended December 31, 2020, the Company did not accrue or waive any management fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019. GSV Asset Management earned $848,723, and $5,199,900 in management fees for the years ended December 31, 2019 and 2018, respectively, and waived $0 and $892,421 in management fees for the years ended December 31, 2019 and 2018, respectively.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
For the year ended December 31, 2020, the Company did not accrue any incentive fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019. For the year ended December 31, 2019, the Company reversed previously accrued incentive fees of $4,660,472, due to the termination of the Investment Advisory Agreement. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward. For the year ended December 31, 2018, the Company accrued incentive fees of $382,387. Pursuant to the Waiver Agreement, on February 2, 2018, GSV Asset Management forfeited $5.0 million of the accrued incentive fees.

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

As of each of December 31, 2020 and December 31, 2019, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

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

For the year ended December 31, 2020, the Company did not incur any costs under the Administration Agreement due to the termination of the Investment Advisory Agreement, effective March 12, 2019. For the years ended December 31, 2019 and 2018, the Company incurred $306,084 and $1,702,047 respectively, in such costs incurred under the Administration

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Agreement. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company on behalf of the Company going forward.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of December 31, 2020, the Company had 57 positions in 27 portfolio companies. As of December 31, 2019, the Company had 46 positions in 23 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$89,335,378	$141,235,987	46.9%	$73,557,331	$125,448,358	62.8%
Common Stock	46,802,917	34,190,839	11.3%	63,425,065	59,209,559	29.6%
Debt Investments	8,587,621	4,845,340	1.6%	4,838,415	1,644,155	0.8%
Options	8,764,885	5,872,210	1.9%	8,764,885	5,283,506	2.6%
Private Portfolio Companies	153,490,801	186,144,376	61.7%	150,585,696	191,585,578	95.8%
Publicly Traded Portfolio Companies
Common Stock	12,875,126	94,635,398	31.4%	—	—	—%
Total Portfolio Investments	166,365,927	280,779,774	93.1%	150,585,696	191,585,578	95.8%
Non-Portfolio Investments
U.S. Treasury bill	150,000,000	150,000,000	49.7%	49,996,667	50,000,000	25.0%
Total Investments	$316,365,927	$430,779,774	142.8%	$200,582,363	$241,585,578	120.8%

The geographic and industrial compositions of the Company’s portfolio at fair value as of December 31, 2020 and December 31, 2019 were as follows:

	As of December 31, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$248,633,803	88.5%	82.4%	$176,331,572	92.0%	88.2%
Northeast	24,324,345	8.7%	8.1%	7,847,769	4.1%	3.9%
Mid-west	7,821,626	2.8%	2.6%	7,406,237	3.9%	3.7%
Total	$280,779,774	100.0%	93.1%	$191,585,578	100.0%	95.8%

	As of December 31, 2020			As of December 31, 2019
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$99,397,589	35.4%	33.0%	$82,578,640	43.1%	41.3%
Big Data/Cloud	97,186,162	34.6%	32.1%	31,582,084	16.5%	15.8%
Financial Technology	25,614,522	9.1%	8.5%	26,754,801	14.0%	13.4%
Social/Mobile	22,930,589	8.2%	7.6%	26,573,046	13.8%	13.3%
Marketplaces	34,841,714	12.4%	11.6%	23,321,809	12.2%	11.6%
Sustainability	809,198	0.3%	0.3%	775,198	0.4%	0.4%
Total	$280,779,774	100.0%	93.1%	$191,585,578	100.0%	95.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Media Platform
Education Software
E-Transcript Exchange
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Cloud Computing Services
Social Cognitive Learning
Marketplaces	Global Innovation Platform
Pharmaceutical Technology
Knowledge Networks
On-Demand Commerce
Subscription Fashion Rental
Micromobility
On-Demand Transportation
Real Estate Platform
Peer-to-Peer Pet Services
Financial Technology	Online Marketplace Finance
Financial Services
Cannabis REIT
Social/Mobile	Digital Media Platform
Social Networking
On-Demand Music Streaming
Social Data Platform
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2020 and December 31, 2019 are as follows:

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$141,235,987	$141,235,987
Common Stock	—	—	34,190,839	34,190,839
Debt Investments	—	—	4,845,340	4,845,340
Options	—	—	5,872,210	5,872,210
Private Portfolio Companies	—	—	186,144,376	186,144,376
Publicly Traded Portfolio Companies
Common Stock	—	94,635,398	—	94,635,398
Total Portfolio Investments	—	94,635,398	186,144,376	280,779,774
Non-Portfolio Investments
U.S. Treasury bills	150,000,000	—	—	150,000,000
Total Investments at Fair Value	$150,000,000	$94,635,398	$186,144,376	$430,779,774

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$125,448,358	$125,448,358
Common Stock	—	—	59,209,559	59,209,559
Debt Investments	—	—	1,644,155	1,644,155
Options	—	—	5,283,506	5,283,506
Private Portfolio Companies	—	—	191,585,578	191,585,578
Publicly Traded Portfolio Companies
Common Stock	—	—	—	—
Total Portfolio Investments	—	—	191,585,578	191,585,578
Non-Portfolio Investments
U.S. Treasury bills	50,000,000	—	—	50,000,000
Total Investments at Fair Value	$50,000,000	$—	$191,585,578	$241,585,578

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2020 and December 31, 2019. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of December 31, 2020

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$34,190,839	Market approach	AFFO(4) multiple	27.53x (27.53x)
			Revenue multiples	2.12x -6.95x (6.39x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$141,235,987	Market approach	Revenue multiples	1.03x - 4.35x (2.66x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	Revenue multiples	1.28x - 2.27x (2.06x)
			Precedent transactions	N/A
Debt investments	$4,845,340	Market approach	Revenue multiples	2.12x - 4.35x (2.32x)
		PWERM(5)	Revenue multiples	N/A
			Liquidation value	N/A
Options	$5,872,210	Option pricing model	Term to expiration (Years)	0.26 - 7.36 (4.51)
			Volatility	34.9% - 56.3% (36.8%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)
________________________
(1)    As of December 31, 2020, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2020 as follows:

	Year Ended December 31, 2020
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Transfers out of Level 3(1)	(57,736,900)	—	—	—	(57,736,900)
Purchases, capitalized fees, and interest	1,004,190	19,497,839	10,930,996	—	31,433,025
Sales/Maturity of investments	(807,953)	(10,876,624)	(6,899,999)	(989,494)	(19,574,070)
Exercises and conversions(1)	—	281,190	(281,190)	—	—
Realized gains	(628,452)	6,875,639	(602)	989,494	7,236,079
Net change in unrealized appreciation/(depreciation) included in earnings	33,150,395	9,585	(548,020)	588,704	33,200,664
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2020	$6,347,026	$10,825,549	$(508,045)	$588,704	$17,253,234
________________________
(1)    During the year ended December 31, 2020, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	Junior Preferred shares, Series 1-D Common warrants, Strike price $0.01, Expiration Date 5/11/2027
Aspiration Partners, Inc.	Convertible Promissory Note	Preferred shares, Series C-3
Palantir Technologies, Inc.	Common shares, Class A	Public Common shares (Level 2)
SharesPost, Inc.	Preferred shares, Series B	Forge Global Inc. Junior Preferred shares SP Holdings Group, Inc. Preferred shares Series B
SharesPost, Inc	Common shares	Forge Global Inc. Common shares, Class AA Forge Junior Warrants, Strike price $12.42, Expiration Date 11/09/2025 SP Holdings Group, Inc. Common Shares

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2019 as follows:

	Year Ended December 31, 2019
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2018	$48,517,824	$99,856,159	$5,584,994	$267,446	$154,226,423
Transfers out of Level 3(1)	—	(21,947,688)	—	—	(21,947,688)
Purchases, capitalized fees, and interest	15,001,530	10,576,421	359,095	16,618	25,953,664
Sales/Maturity of investments	—	—	(51,511)	—	(51,511)
Exercises and conversions(1)	(1,000)	(6,435,123)	(2,102,384)	8,538,507	—
Amortization of fixed income security premiums and discounts	—	—	5,065	—	5,065
Realized losses	—	(16,002,159)	(2,527,865)	—	(18,530,024)
Net change in unrealized appreciation/(depreciation) included in earnings	(4,308,795)	59,400,748	376,761	(3,539,065)	51,929,649
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2019	$(4,309,794)	$38,560,931	$(907,009)	$(3,539,066)	$29,805,062
________________________
(1)    During the year ended December 31, 2019, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Lyft, Inc.	Preferred shares, Series D Preferred shares, Series E	Public Common Shares (Level 2)
Ozy Media, Inc.	Convertible Promissory Note	Preferred shares, Series C-2
NestGSV, Inc (d/b/a OneValley, Inc.)	Common shares Preferred shares, Series A-1 Preferred shares, Series A-2 Preferred shares, Series A-3 Preferred shares, Series A-4	Derivative Security

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2020 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2020	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(4)	14,300,000	$450,000	$775,198	$—	$—	$34,000	$809,198	0.27%
Total Preferred Stock		450,000	775,198	—	—	34,000	809,198	0.27%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—%
Total Common Stock		—	—	—	—	—	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$450,000	$775,198	$—	$—	$34,000	$809,198	0.27%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(3)	$1,251,158	$—	$312,789	$—	$—	$1	$312,790	0.10%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	(29,184)	1,010,198	—	—	(505,099)	505,099	0.17%
Total Debt Investments		(29,184)	1,322,987	—	—	(505,098)	817,889	0.27%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	—	34,980	—	—	38,902	73,882	0.02%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—%
Total Corporate Education		—	34,980	—	—	38,902	73,882	0.02%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2020	Percentage of Net Assets
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	$—	$—	$—	$—	$—	$—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	2,970,252	—	—	(1,104,705)	1,865,547	0.62%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	5,001,420	—	—	(1,650,468)	3,350,952	1.11%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	4,528,107	—	—	(1,703,428)	2,824,679	0.94%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	2,002,143	—	—	(707,498)	1,294,645	0.43%
Total Digital Media Platform		—	14,501,922	—	—	(5,166,099)	9,335,823	3.10%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	503,120	—	—	(62,605)	440,515	0.15%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	5,391,000	—	—	(586,782)	4,804,218	1.59%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	3,248,804	—	—	(623,439)	2,625,365	0.87%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	157,949	—	—	(69,701)	88,248	0.03%
Total Interactive Learning		—	9,300,873	—	—	(1,342,527)	7,958,346	2.64%
Total Preferred Stock		—	23,837,775	—	—	(6,469,724)	17,368,051	5.76%
Options
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	1,182,260	—	—	(419,702)	762,558	0.25%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021	187,500	—	20,625	—	—	(15,938)	4,687	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	135,000	—	—	(70,000)	65,000	0.02%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	62,500	—	—	(35,000)	27,500	0.01%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	—	—	—	—	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2019	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2020	Percentage of Net Assets
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	$—	$—	$—	$—	$—	$—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	2,500	—	—	6,750	9,250	—%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	3,880,621	—	—	(1,707,473)	2,173,148	0.72%
Total Global Innovation Platform		—	4,101,246	—	—	(1,821,661)	2,279,585	0.75%
Total Options		—	5,283,506	—	—	(2,241,363)	3,042,143	1.00%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—%
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares***(7)	422,586	317,617	7,500,000	1,008,103	—	429,587	8,937,690	2.96%
Total Common Stock		317,617	7,500,000	1,008,103	—	429,587	8,937,690	2.96%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$288,433	$37,944,268	$1,008,103	$—	$(8,786,598)	$30,165,773	10.00%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2020, 22.56% of its total investments are non-qualifying assets.

***    Investment is income-producing.

(1)    “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

(3)    As of December 31, 2020, the investments noted had been placed on non-accrual status.

(4)    The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. During the year ended December 31, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) declared, and SuRo Capital Corp. received, an aggregate of $450,000 in dividend distributions. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(5)    SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)    On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a OneValley, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a OneValley,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a OneValley, Inc.) at the end of the five year period.

(7)    During the year ended December 31, 2020, GreenAcreage Real Estate Corp. declared an aggregate of $317,617 in dividend distributions. SuRo Capital Corp. does not anticipate that Green Acreage Real Estate Corp. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2019 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Schedule of Investments In, and Advances to, Affiliate

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(3)	14,300,000	$400,000	$750,198	$—	$—	$—	$25,000	$775,198	0.39%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-4 (7)	—	—	4,960,553	(4,904,498)	—	—	(56,055)	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-3 (7)	—	—	1,735,134	(2,005,730)	—	—	270,596	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-2 (7)	—	—	300,000	(605,500)	—	—	305,500	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-1 (7)	—	—	499,999	(1,021,778)	—	—	521,779	—	—%
Total Global Innovation Platform		—	7,495,686	(8,537,506)	—	—	1,041,820	—	—%
Total Preferred Stock		400,000	8,245,884	(8,537,506)	—	—	1,066,820	775,198	0.39%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.)–Common shares (7)	—	—	—	(1,000)	—	—	1,000	—	—%
Total Common Stock		—	—	(1,000)	—	—	1,000	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$400,000	$8,245,884	$(8,538,506)	$—	$—	$1,067,820	$775,198	0.39%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(5)	$1,251,158	$(13,142)	$1,360,489	$—	$3,553	$(109,331)	$(941,922)	$312,789	0.16%
Digital Media Platform
Ozy Media, Inc.–Convertible Promissory Note 5% Due 12/31/2018***(6)	$—	72,864	3,153,575	(2,102,384)	—	—	(1,051,191)	—	—%
Social Cognitive Learning
Declara, Inc.–Convertible Promissory Note 12% Due 4/30/2018	$—	—	—	—	680	(2,334,832)	2,334,152	—	—%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.) –Convertible Promissory Note 8% Due 8/23/2024***(7)	$1,010,198	107,611	936,525	—	78,739	—	(5,066)	1,010,198	0.50%
Total Global Innovation Platform		107,611	936,525	—	78,739	—	(5,066)	1,010,198	0.50%
Total Debt Investments		167,333	5,450,589	(2,102,384)	82,972	(2,444,163)	335,973	1,322,987	0.66%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	—	878,005	—	—	—	(843,025)	34,980	0.02%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	—	—	—%
Total Corporate Education		—	878,005	—	—	—	(843,025)	34,980	0.02%
Social Cognitive Learning
Declara, Inc.–Preferred shares, Series A 8%	—	—	—	—	—	(9,999,999)	9,999,999	—	—%
Education Media Platform
EdSurge, Inc.–Preferred shares, Series A-1	—	—	250,000	—	—	(501,360)	251,360	—	—%
EdSurge, Inc.–Preferred shares, Series A	—	—	269,848	—	—	(500,801)	230,953	—	—%
Total Education Media Platform		—	519,848	—	—	(1,002,161)	482,313	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	$—	$—	$—	$—	$—	$—	$—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6% (6)	683,482	—	—	2,102,384	311,794	—	556,074	2,970,252	1.49%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	5,001,420	5,001,420	2.50%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	4,528,107	4,528,107	2.26%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	2,002,143	2,002,143	1.00%
Total Digital Media Platform		—	—	2,102,384	311,794	—	12,087,744	14,501,922	7.25%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-4 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-3 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-2 (7)	—	—	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred stock Series A-1 (7)	—	—	—	—	—	—	—	—	—%
Total Global Innovation Platform		—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(4)(8)	329,337	—	—	—	257,267	—	245,853	503,120	0.25%
StormWind, LLC–Preferred shares, Series C 8%(4)	2,779,134	—	7,194,971	—	—	—	(1,803,971)	5,391,000	2.70%
StormWind, LLC–Preferred shares, Series B 8%(4)	3,279,629	—	5,770,328	—	—	—	(2,521,524)	3,248,804	1.62%
StormWind, LLC–Preferred shares, Series A 8%(4)	366,666	—	421,525	—	—	—	(263,576)	157,949	0.08%
Total Interactive Learning		—	13,386,824	—	257,267	—	(4,343,218)	9,300,873	4.65%
Total Preferred Stock		—	14,784,677	2,102,384	569,061	(11,002,160)	17,383,813	23,837,775	11.92%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
Options
Corporate Education
CUX, Inc. (d/b/a CorpU) –Preferred warrants, Series D, Strike Price $4.59, Expiration Date 2/14/2020	16,903	$—	$19,946	$—	$—	$—	$(19,946)	$—	—%
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	—	—	—	—	1,182,260	1,182,260	0.59%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021(7)	187,500	—	26,250	—	—	—	(5,625)	20,625	0.01%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021(7)	500,000	—	145,000	—	—	—	(10,000)	135,000	0.07%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021(7)	250,000	—	70,000	—	—	—	(7,500)	62,500	0.03%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021 (7)	100,000	—	556	—	—	—	(556)	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022(7)	125,000	—	694	—	—	—	(694)	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023(7)	250,000	—	5,000	—	—	—	(2,500)	2,500	0.00%
Derivative Security, Expiration Date 8/23/2024(7)	1	—	—	8,538,506	16,618	—	(4,674,503)	3,880,621	1.94%
Total Global Innovation Platform		—	247,500	8,538,506	16,618	—	(4,701,378)	4,101,246	2.05%
Total Options		—	267,446	8,538,506	16,618	—	(3,539,064)	5,283,506	2.64%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2018	Corporate Action	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Percentage of Net Assets
Cannabis REIT
GreenAcreage Real Estate Corp. -Common shares	375,000	$—	$—	$—	$7,501,530	$—	$(1,530)	$7,500,000	3.75%
Total Common Stock		—	—	—	7,501,530	—	(1,530)	7,500,000	3.75%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$167,333	$20,502,712	$8,538,506	$8,170,181	$(13,446,323)	$14,179,192	$37,944,268	18.98%

____________________
*    All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company's board of directors. Unless otherwise noted, all investments were pledged as collateral under the senior secured revolving Credit Facility with Western Alliance Bank (the "Credit Facility"). The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company's portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to "Note 2—Significant Accounting Policies—Investments at Fair Value").

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(6)     On September 11, 2019, SuRo Capital Corp. agreed to convert its 5% Convertible Promissory Note due 12/31/2018 to Ozy Media, Inc. and all related accrued interest, into 683,482 shares of Ozy Media, Inc.'s Series C-2 preferred shares.

(7)     On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in NestGSV, Inc. (d/b/a OneValley, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. NestGSV, Inc. (d/b/a OneValley,Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to NestGSV, Inc. (d/b/a OneValley, Inc.) at the end of the five year period. As part of the agreement, previously accrued interest under SuRo Capital Corp.’s 12% Convertible Promissory Note due 12/31/2019  will be capitalized into the principal of the extended note, and the interest on the note is reduced from 12% to 8%. The Convertible Promissory Note’s maturity was extended to August 23, 2024. Under the amended structure, SuRo Capital Corp.’s fully diluted ownership of voting securities decreased from 50.0% to 8.5%. As such, SuRo Capital Corp.'s investments in NestGSV, Inc. (d/b/a OneValley, Inc.) have been recategorized from controlled investments to non-controlled/affiliated investments.

(8)     On November 26, 2019, SuRo Capital Corp. invested $250,000 in StormWind, LLC's Series D financing round. As part of the round, SuRo Capital Corp.'s fully diluted ownership of voting securities decreased from 25.6% to 23.4%. As such, SuRo Capital Corp.'s investments in StormWind, LLC have been recategorized from controlled investments to non-controlled/affiliated investments.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

During the year ended December 31, 2020, the Company repurchased 1,655,848 shares of the Company’s common stock. As of December 31, 2020, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.

Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted to non-employee directors under the Amended & Restated 2019 Equity Incentive Plan (as defined herein).

Conversion of 4.75% Convertible Senior Notes due 2023

For the year ended December 31, 2020 the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. Refer to “Note 10—Debt Capital Activities” and "Note 12 — Subsequent Events" for more detail regarding conversion terms.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

During the year ended December 31, 2020, the Company issued and sold 3,808,979 Shares under the ATM Program at a weighted-average price of $13.36 per share, for gross proceeds of $50,900,326 and net proceeds of $49,882,319, after deducting commissions to the Agents on Shares sold. As of December 31, 2020, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Earnings per common share–basic:
Net change in net assets resulting from operations	$75,337,438	$23,953,697	$891,743
Weighted-average common shares–basic	17,910,353	19,328,414	20,617,890
Earnings per common share–basic	$4.21	$1.24	$0.04
Earnings per common share–diluted:
Net change in net assets resulting from operations	$75,337,438	$23,953,697	$891,743
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	2,239,210	2,269,124	—
Net change in net assets resulting from operations, as adjusted	$77,576,648	$26,222,821	$891,743
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	3,880,545	3,741,208	—
Weighted-average common shares outstanding–diluted	21,790,898	23,069,622	20,617,890
Earnings per common share–diluted	$3.56	$1.14	$0.04
______________________
(1)     For the years ended December 31, 2020, 2019, and 2018, 0, 0, and 6,079,068 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2020 and December 31, 2019, the Company had $10,000,000 and $0, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of December 31, 2020 and December 31, 2019, the Company booked a right of use asset and operating lease liability of $633,736 and $787,056, respectively, on the Consolidated Statement of Assets and Liabilities. As of December 31, 2020 and December 31, 2019, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Consolidated Statement of Assets and Liabilities. For the years ended December 31, 2020 and 2019, the Company incurred $180,254 and $73,059 of operating lease expense, respectively. The amounts reflected on the Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of December 31, 2020, the remaining lease term was 3.6 years and the discount rate was 3.00%.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The following table shows future minimum payments under the Company's operating lease as of December 31, 2020:

For the Years Ended December 31,	Amount
2021	179,800
2022	185,194
2023	190,750
2024	113,604
$669,348

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Basic Share Data
Net asset value at beginning of the year	$11.38	$9.89	$9.64	$8.66	$12.08
Net investment loss(1)	(0.81)	(0.49)	(0.37)	(0.95)	(0.06)
Net realized gain/(loss) on investments(1)	0.92	0.99	(0.36)	0.04	(0.12)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	—	(0.02)	—	—
Net change in unrealized appreciation/(depreciation) of investments(1)	3.78	0.69	0.47	1.59	(3.30)
Benefit from taxes on unrealized depreciation of investments(1)	—	0.05	0.33	0.13	0.10
Dividends declared	(0.87)	(0.32)	—	—	(0.04)
Issuance of common stock from public offering	0.30	—	—	—	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	(0.11)	—	—	—	—
Repurchase of common stock	0.43	0.52	0.20	0.18	—
Stock-based compensation(1)	0.12	0.05	—	—	—
Net asset value at end of year	$15.14	$11.38	$9.89	$9.64	$8.66
Per share market value at end of year	$13.09	$6.55	$5.22	$5.45	$5.03
Total return based on market value(2)	99.85%	31.61%	(4.22)%	8.35%	(23.29)%
Total return based on net asset value(2)	33.04%	15.08%	2.59%	11.32%	(27.74)%
Shares outstanding at end of year	19,914,023	17,564,244	19,762,647	21,246,345	22,181,003
Ratios/Supplemental Data:
Net assets at end of year	$301,583,073	$199,917,289	$195,378,159	$204,762,866	$192,128,810
Average net assets	$205,430,809	$209,261,190	$208,678,731	$199,457,678	$243,577,514
Ratio of gross operating expenses to average net assets(3)	7.95%	6.08%	7.09%	11.25%	0.82%
Ratio of incentive fee waiver to average net assets	—%	—%	(2.40)%	—%	—%
Ratio of management fee waiver to average net assets	—%	—%	(0.43)%	(0.36)%	—%
Ratio of income tax provision to average net assets	—%	(0.42)%	(3.22)%	(1.38)%	(0.87)%
Ratio of net operating expenses to average net assets(3)	7.95%	5.66%	1.04%	9.51%	(0.05)%
Ratio of net investment loss to average net assets(3)	(7.07)%	(4.52)%	(3.66)%	(10.47)%	(0.52)%
Portfolio Turnover Ratio	14.87%	12.95%	5.01%	0.07%	4.46%
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
(3)For the year ended December 31, 2020, the Company excluded $1,962,431 of non-recurring expenses. For the year ended December 31, 2019, the Company excluded $1,769,820 of non-recurring expenses. For the year ended December 31, 2018, the Company excluded $352,667 of non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

During the year ended December 31, 2020, the Company declared distributions of $0.87 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of December 31, 2020, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

As of December 31, 2020 and December 31, 2019, the Company recorded a deferred tax liability of approximately $0.0 million and $0.0 million, respectively. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2017–2020 and 2016–2020, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2020, there were no material interest or penalties incurred related to uncertain tax positions.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2020	2019
Capital in excess of par value	$(14,516,336)	$(14,113,460)
Accumulated undistributed net investment loss	13,524,191	14,113,460
Accumulated net realized gains from investments	(992,145)	—

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions declared in the years ended December 31, 2020, 2019, and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	$—	$—	$—
Long-term capital gain	16,947,370	5,620,558	—
Return of capital	—	—	—
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2020 and 2019, was $309,978,186 and $194,194,622, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2020 was $175,168,002 and $54,366,414, respectively, and on investments owned at December 31, 2019, was $87,999,577 and $40,608,621, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2020 and 2019, was $120,801,588 and $47,390,956, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

At December 31, 2020 and 2019, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2020	2019
Accumulated net realized losses on investments	$(2,116,773)	$(330,522)
Unrealized appreciation	120,801,588	47,390,956
Components of distributable earnings at year end	$118,684,815	$47,060,434

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

The initial conversion rate for the 4.75% Convertible Senior Notes due 2023 was 93.2836 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represented an initial conversion price of approximately $10.72 per share. As a result of the Company’s Modified Dutch Auction Tender Offer and cash dividends, the conversion rate for the 4.75% Convertible Senior Notes due 2023 changed to 106.1681 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represents a conversion price of approximately $9.42 per share as of December 31, 2020. Following certain corporate transactions that occur on or prior to the stated maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 4.75% Convertible Senior Notes due 2023 in connection with such a corporate transaction. If a fundamental change, as defined in the indenture governing the 4.75% Convertible Senior Notes due 2023, occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their 4.75% Convertible Senior Notes due 2023 at a fundamental change purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The indenture governing the 4.75% Convertible Senior Notes due 2023 contains customary financial reporting requirements and contains certain restrictions on mergers, consolidations, and asset sales. The indenture also contains certain events of default, the occurrence of which may lead to the 4.75% Convertible Senior Notes due 2023 being due and payable before their maturity or immediately.

For the year ended December 31, 2020 the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. Refer to "Note 12 — Subsequent Events" for additional information.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Consolidated Statement of Assets and Liabilities.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	December 31, 2020	December 31, 2019
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$40,000,000	$40,000,000
Conversion of 4.75% Convertible Senior Notes due 2023	$(1,785,000)	$—
Direct deduction of deferred debt issuance costs	$(819,563)	$(1,196,365)
4.75% Convertible Senior Notes due 2023 Payable	$37,395,437	$38,803,635

As of December 31, 2020 the principal amount of the 4.75% Convertible Senior Notes due 2023 did not exceed the value of the underlying shares multiplied by the per share closing price of the Company’s common stock. If the share price of our common stock exceeds $9.42 per share it may be advantageous for note holders to convert their 4.75% Convertible Senior Notes due 2023 to our common stock.

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

Western Alliance Bank Credit Facility

The Credit Facility (defined below) matured on May 31, 2019. There were no borrowings by the Company from the Credit Facility during the year ended December 31, 2020.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

The Credit Facility was secured by substantially all of the Company’s property and assets. As of December 31, 2020 and 2019, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	—
Granted	1,165,000	$6.57	$2.57
Exercised	—
Forfeited	(6,667)	$6.57	$2.57
Expired	(3,333)	$6.57	$2.57
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of December 31, 2020	—

For the years ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $1,962,431 and $998,355, respectively. The stock-based compensation expense for the year ended December 31, 2020 related to the cancellation of all granted vested and unvested options, and the amount of cash received from the exercise of stock options in 2020 and 2019 was $0 and $0, respectively. As of December 31, 2020, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

During the year ended December 31, 2020, the Company granted 21,760 restricted shares to its non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. The Company determined that the fair values, based on the

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
grant date close price, of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the year ended December 31, 2020 were approximately $200,000 in the aggregate. As of December 31, 2020, there were approximately $200,000 of total unrecognized compensation costs related to the restricted share grants. These costs related to the annual grants to non-employee directors are expected to be recognized upon vesting, which is approximately one year from the date of grant.

The following table summarizes the activities for the Company’s restricted share grants for the year ended December 31, 2020 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2019	—
Granted	21,760
Exercised	—
Forfeited	—
Expired	—
Outstanding as of December 31, 2020	21,760
Vested and Exercisable as of December 31, 2020	—

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2021 through March 11, 2021, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Investment	Shares	Average Net Share Price(1)	Net Proceeds	Realized Gain or Income
Palantir Technologies, Inc.	Various	Common shares, Class A	4,618,952	$26.72	$123,419,194	$110,544,068
Palantir Lending Trust SPV I(2)	Various	Equity Participation in Underlying Collateral	N/A	N/A	$1,363,400	$1,363,400
Total					$124,782,594	$111,907,468
__________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sales, if applicable.
(2)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of March 11, 2021, 812,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.

From January 1, 2021 through March 11, 2021, the Company funded investments in an aggregate amount of $7,999,978 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
GreenAcreage Real Estate Corp.	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(1)	Common Shares & Warrants	2/25/2021	$200,000
Churchill Sponsor VII LLC(2)	Common Shares & Warrants	2/25/2021	$300,000
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-1	2/26/2021	$3,499,994
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-2	2/26/2021	$3,499,998
			$7,999,978
__________________
(1)Churchill Sponsor VI LLC is the sponsor of Churchill Capital Corp VI, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VI LLC constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling board member of Churchill Capital Corp VI.
(2)Churchill Sponsor VII LLC is the sponsor of Churchill Capital Corp VII, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VII LLC constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling board member of Churchill Capital Corp VII.
(3)Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of Shogun Enterprises, Inc. and holds a minority equity interest in such company.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Dividends

On January 26, 2021, the Company’s Board of Directors declared a dividend of $0.25 per share paid, in cash, on February 19, 2021 to stockholders of record as of the close of business on February 5, 2021.

On March 8, 2021, the Company's Board of Directors declared a dividend of $0.25 per share payable on April 15, 2021 to stockholders of record as of the close of business on March 30, 2021. The dividend will be paid in cash.

Conversion of 4.75% Convertible Senior Notes due 2023

Effective as of February 5, 2021, the conversion price applicable to the 4.75% Convertible Senior Notes due 2023 was adjusted to $9.25 per share (108.0505 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023) from the most recent conversion price of $9.42 per share (106.1681 shares of the Company’s common stock per $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023), which had been in effect since December 30, 2020. The adjustment to the conversion rate of the 4.75% Convertible Senior Notes due 2023 was made pursuant to the supplemental indenture governing the 4.75% Convertible Senior Notes due 2023 as a result of the Company’s cash dividend of $0.25 per share, paid on February 19, 2021 to stockholders of record as of the close of business on February 5, 2021.

Redemption of 4.75% Convertible Senior Notes due 2023

On February 19, 2021, the Company caused notices of redemption to be issued to the holders of its 4.75% Convertible Senior Notes due 2023 regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 4.75% Convertible Senior Notes due 2023, pursuant to the Indenture, dated as of March 28, 2018, between the Company and U.S. Bank National Association, as trustee, and the First Supplemental Indenture, dated as of March 28, 2018, between the Company and U.S. Bank National Association, as trustee. The Company will redeem $38,215,000 in aggregate principal amount of the issued and outstanding 4.75% Convertible Senior Notes due 2023 on March 29, 2021 (the “Redemption Date”). The 4.75% Convertible Senior Notes due 2023 will be redeemed at 100% of their principal amount ($1,000 per note), plus the accrued and unpaid interest thereon from September 30, 2020, through, but excluding, the Redemption Date.

Holders of the 4.75% Convertible Senior Notes due 2023 may surrender such notes for conversion into shares of the Company’s common stock in lieu of receiving cash at any time prior to the close of business on the business day immediately preceding the Redemption Date.

A copy of the notice of redemption was included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021. Please refer to that Current Report on Form 8-K for additional information.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to December 31, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of March 11, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2020. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total Investment Income	$922,743	$408,107	$241,514	$251,763
Total Operating Expenses	5,177,327	2,995,998	4,908,902	3,256,316
Net Investment Gain/(Loss)	(4,254,584)	(2,587,891)	(4,667,388)	(3,004,553)
Net Realized Gain/(Loss) on Investments	7,108,580	2,378,390	(23,987)	6,978,240
Net Change in Unrealized Appreciation/(Depreciation) of Investments	58,424,928	16,129,442	26,522,195	(27,665,934)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$61,278,924	$15,919,941	$21,830,820	$(23,692,247)
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$3.06	$0.89	$1.33	$(1.36)
Diluted	$2.59	$0.76	$1.10	$(1.36)
Weighted Average Common Shares Outstanding–Basic	19,999,989	17,795,538	16,383,188	17,440,994
Weighted Average Common Shares Outstanding–Diluted	23,884,529	21,598,403	20,300,980	17,440,994

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total Investment Income	$400,296	$380,226	$487,952	$227,250
Total Operating Expenses	2,963,631	5,082,430	3,293,183	(392,452)
Net Investment Gain/(Loss)	(2,563,335)	(4,702,204)	(2,805,231)	619,702
Net Realized Gain/(Loss) on Investments	7,881,839	1,772,961	13,590,233	(4,065,693)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(3,110,267)	8,190,695	(12,440,320)	20,699,751
Benefit from/(Provision for) Taxes on Unrealized Depreciation/(Appreciation) of Investments	—	—	979,713	(94,147)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$2,208,237	$5,261,452	$(675,605)	$17,159,613
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$0.12	$0.27	$(0.03)	$0.87
Diluted	$0.12	$0.25	$(0.03)	$0.75
Weighted Average Common Shares Outstanding–Basic	18,372,212	19,472,785	19,719,706	19,762,647
Weighted Average Common Shares Outstanding–Diluted	18,372,212	23,204,129	19,719,706	23,493,991

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

NOTE 14—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of December 31, 2020, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g).

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to comply in advance of the effective date for the year ended December 31, 2020. The adoption of this rule has an impact on the consolidated financial statements in that far fewer subsidiaries require disclosure under the Final Rules as compared to the previous rules.

As a result of the new definition of a “significant subsidiary” set forth in Rule 1-02(w)(2) the Company’s only “subsidiary” as of December 31, 2020, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) does not meet the definition of a “significant subsidiary” set forth in Rule 1-02(w)(2). For comparability purposes the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the year ended December 31, 2019 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2021 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at https://investors.surocap.com/corporate-governance. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11.Executive Compensation
The information required by Item 11 will be contained in the 2021 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2021 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in the 2021 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by Item 14 will be contained in the 2021 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(1)Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Form of Common Stock Certificate(5)
4.2	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(6)
4.3	First Supplemental Indenture, dated March 28, 2018, relating to the 4.75% Convertible Senior Notes due 2023, by and between the Company and U.S. Bank National Association, as trustee(7)
4.4	Form of 4.75% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.3)(7)
4.5	Description of Securities*
10.1	Dividend Reinvestment Plan(1)
10.2	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(8)
10.3	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(8)
10.4	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(8)
10.5	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(8)
10.6	Custody Agreement by and between the Company and U.S. Bank National Association(9)
10.7	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.8	Amended and Restated Employment Agreement, dated April 28, 2020, by and between Sutter Rock Capital Corp. and Mark D. Klein(10)
10.9	Amended and Restated Employment Agreement, dated April 28, 2020, by and between Sutter Rock Capital Corp. and Allison Green(10)
10.10	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(11)
10.11	Amendment No.1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(12)

14.1	Code of Ethics(13)
14.2	Code of Business Conduct and Ethics(13)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
23.1	Consent of Marcum LLP*
23.2	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Marcum LLP regarding the Senior Securities table*
99.2	Report of Deloitte & Touche LLP regarding the Senior Securities table(6)
__________________
(1)    Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.
(2)    Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)    Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)     Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)     Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655), filed on September 20, 2011, and incorporated by reference herein.

(6)     Previously filed in connection with the Registrant's Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020 and incorporated by reference herein.

(7)     Previously filed in connection with Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191307), filed on March 28, 2018, and incorporated herein by reference.

(8)    Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.

(9)     Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.

(10)     Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on May 8, 2020 and incorporated by reference herein.

(11)     Previously filed in connection with the Registrant's Current Report on Form 8-K (File No. 814-00852) filed on August 3, 2020 and incorporated by reference herein.

(12)     Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on September 23, 2020 and incorporated by reference herein.

(13)    Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 13, 2020 and incorporated by reference herein.

*    Filed herewith.

Item 16.     Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	March 12, 2021	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2021	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2021	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: March 12, 2021	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
Date: March 12, 2021	By:	/s/ Leonard A. Potter
Leonard A. Potter Director
Date: March 12, 2021	By:	/s/ Ronald M. Lott
Ronald M. Lott Director
Date: March 12, 2021	By:	/s/ Marc Mazur
Marc Mazur Director
Date: March 12, 2021	By:	/s/ Lisa Westley
Lisa Westley Director