Form 10-Q
period 2021-03-31
SURO CAPITAL CORP.
filed 2021-05-06
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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

The issuer had 24,205,216 shares of common stock, $0.01 par value per share, outstanding as of May 5, 2021.

SURO CAPITAL CORP.

i

PART I

FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $100,717,361 and $105,339,169, respectively)	$241,917,691	$249,804,803
Non-controlled/affiliate investments (cost of $54,365,665 and $53,865,346, respectively)	32,510,562	30,165,773
Controlled investments (cost of $7,661,412 and $7,161,412, respectively)	1,414,198	809,198
Total Portfolio Investments	275,842,451	280,779,774
Investments in U.S. Treasury bills (cost of $0 and $150,000,000, respectively)	—	150,000,000
Total Investments (cost of $162,744,438 and $316,365,927, respectively)	275,842,451	430,779,774
Cash	165,699,565	45,793,724
Escrow proceeds receivable	852,307	852,462
Interest and dividends receivable	73,406	166,998
Deferred financing costs	285,814	297,196
Prepaid expenses and other assets(1)	902,957	985,550
Total Assets	443,656,500	478,875,704
LIABILITIES
Accounts payable and accrued expenses(1)	1,616,579	762,312
Accrued interest payable	—	453,803
Dividends payable	6,078,300	4,395,229
Payable for securities purchased	—	134,250,000
Income tax payable	—	35,850
4.75% Convertible Senior Notes due March 28, 2023(2)	—	37,395,437
Total Liabilities	7,694,879	177,292,631
Commitments and contingencies (Notes 7 and 10)
Net Assets	$435,961,621	$301,583,073
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 24,205,216 and 19,914,023 issued and outstanding, respectively)	$242,052	$199,140
Paid-in capital in excess of par	259,168,303	221,802,592
Accumulated net investment loss	(43,028,096)	(40,193,778)
Accumulated net realized gain on investments, net of distributions	106,481,350	5,361,270
Accumulated net unrealized appreciation of investments	113,098,012	114,413,849
Net Assets	$435,961,621	$301,583,073
Net Asset Value Per Share	$18.01	$15.14
See accompanying notes to condensed consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of March 31, 2021, the 4.75% Convertible Senior Notes due March 28, 2023 had been fully converted into the Company's common stock or redeemed in cash by the Company. As of December 31, 2020, the 4.75% Convertible Senior Notes due March 28, 2023 (effective interest rate of 5.57%) had a face value $38,215,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$166,845	$155,085
Dividend income	21,875	50,000
Non-controlled/affiliate investments:
Interest income	—	20,428
Dividend income	102,632	26,250
Total Investment Income	291,352	251,763
OPERATING EXPENSES
Compensation expense	1,293,310	924,916
Directors’ fees	111,250	111,250
Professional fees	973,159	1,139,366
Interest expense	504,793	573,400
Income tax expense	2,025	8,665
Other expenses	241,133	498,719
Total Operating Expenses	3,125,670	3,256,316
Net Investment Loss	(2,834,318)	(3,004,553)
Realized Gain on Investments:
Non-controlled/non-affiliated investments	112,152,518	6,978,240
Net Realized Gain on Investments	112,152,518	6,978,240
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(3,265,307)	(17,544,822)
Non-controlled/affiliate investments	1,844,470	(10,075,414)
Controlled investments	105,000	(45,698)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(1,315,837)	(27,665,934)
Net Change in Net Assets Resulting from Operations	$108,002,363	$(23,692,247)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$5.27	$(1.36)
Diluted(1)	$4.50	$(1.36)
Weighted-Average Common Shares Outstanding
Basic	20,486,621	17,440,994
Diluted(1)	24,123,339	17,440,994
See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________________
(1)    For the three months ended March 31, 2021 and 2020, 0 and 3,917,792 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Change in Net Assets Resulting from Operations
Net investment loss	$(2,834,318)	$(3,004,553)
Net realized gains on investments	112,152,518	6,978,240
Net change in unrealized depreciation of investments	(1,315,837)	(27,665,934)
Net Change in Net Assets Resulting from Operations	108,002,363	(23,692,247)
Distributions
Dividends declared	(11,032,436)	—
Total Distributions	(11,032,436)	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	37,259,819	—
Stock-based compensation	148,802	—
Repurchases of common stock	—	(3,709,244)
Net Increase/(Decrease) in Net Assets Resulting from Capital Transactions	37,408,621	(3,709,244)
Total Change in Net Assets	134,378,548	(27,401,491)
Net Assets at Beginning of Year	301,583,073	199,917,289
Net Assets at End of Period	$435,961,621	$172,515,798
Capital Share Activity
Shares outstanding at beginning of year	19,914,023	17,564,244
Issuance of common stock under restricted stock plan	193,385	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	4,097,808	—
Shares repurchased	—	(689,928)
Shares Outstanding at End of Period	24,205,216	16,874,316
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$108,002,363	$(23,692,247)
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments	(112,152,518)	(6,978,240)
Net change in unrealized depreciation of investments	1,315,837	27,665,934
Amortization of discount on 4.75% Convertible Senior Notes due 2023	76,925	94,011
Stock-based compensation	148,802	—
Adjustments to escrow proceeds receivable	(144)	189,546
Forfeited interest on 4.75% Convertible Senior Notes due 2023	102,911	—
Purchases of investments in:
Portfolio investments	(9,503,636)	—
U.S. Treasury bills	—	(50,000,556)
Proceeds from sales or maturity of investments in:
Portfolio investments	125,277,788	10,786,346
U.S. Treasury bills	150,000,000	50,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	82,593	34,668
Interest and dividends receivable	93,592	(169)
Escrow proceeds receivable	155	57,928
Payable for securities purchased	(134,250,000)	354,599
Accounts payable and accrued expenses	854,267	382,289
Payable to executive officers	—	(1,368,316)
Income tax payable	(35,850)	—
Accrued interest payable	(453,803)	(475,000)
Net Cash Provided by Operating Activities	129,559,282	7,050,793
Cash Flows from Financing Activities
Repurchases of common stock	—	(3,709,244)
Dividends paid	(9,349,364)	(2,107,709)
Cash paid for fractional shares	(100)	—
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—
Deferred offering costs	(13,977)	—
Net Cash Used in Financing Activities	(9,653,441)	(5,816,953)

Total Increase in Cash Balance	119,905,841	1,233,840
Cash Balance at Beginning of Year	45,793,724	44,861,263
Cash Balance at End of Period	165,699,565	46,095,103

Supplemental Information:
Interest paid	794,206	956,190
Taxes paid	37,875	8,665
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Coursera, Inc.**	Mountain View, CA
Common shares(3)(13)	Online Education	6/9/2013	3,128,361	$17,359,536	$126,698,621	29.06%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	32,530,814	7.46%
Nextdoor.com, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,002,666	17,913,799	4.11%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,999,995	1.15%
Preferred shares, Series C		10/27/2020	130,972	5,002,932	4,999,987	1.15%
Total				10,003,355	9,999,982	2.30%
Forge Global, Inc.(12)	San Francisco, CA
Common shares, Class AA	Online Marketplace Finance	7/20/2011	614,042	123,987	7,624,437	1.75%
Junior Preferred shares		7/19/2011	160,534	2,259,716	1,993,319	0.46%
Junior Preferred warrants, Strike Price $12.42, Expiration Date 11/9/2025		7/19/2011	73,695	—	281,514	0.06%
Total				2,383,703	9,899,270	2.27%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	0.80%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.80%
Total				7,003,318	6,999,992	1.61%
Rent the Runway, Inc.	New York, NY
Preferred shares, Series G	Subscription Fashion Rental	6/17/2020	339,191	5,153,945	5,613,446	1.29%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,990	2,506,119	5,416,128	1.24%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	3,309,810	0.76%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	824,979	0.19%
Convertible Promissory Note 14% Due 1/30/2024***		11/30/2020	$521,112	524,057	521,112	0.12%
Total				5,526,777	4,655,901	1.07%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Chicago, IL
Preferred shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	1,662,117	0.38%
Term loan 15%, Due 12/23/2023***(14)		12/23/2020	$3,000,000	2,750,000	2,750,000	0.63%
Total				4,250,000	4,412,117	1.01%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	0.80%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.12%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	101,648	0.02%
Total				10,513,661	4,093,001	0.94%
Aventine Property Group, Inc.(11)	Chicago, IL
Common shares***(15)	Cannabis REIT	1/1/2021	312,500	2,580,750	3,874,427	0.89%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	3,288,548	0.75%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	169,599	0.04%
Total				1,283,005	3,458,147	0.79%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B 8%	Education Software	12/5/2014	1,799,047	2,000,601	2,000,001	0.46%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Palantir Lending Trust SPV I **(10)	Palo Alto, CA
Equity Participation in Underlying Collateral(3)	Data Analysis	6/19/2020	—	$—	$1,619,463	0.37%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,000,000	1,000,000	0.23%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	791,361	0.18%
SP Holdings Group, Inc.(12)	San Francisco, CA
Preferred shares, Series B 6%	Online Marketplace Finance	7/19/2011	1,771,653	—	385,714	0.09%
Common shares		7/20/2011	770,934	—	55,507	0.01%
Total				—	441,221	0.10%
Churchill Sponsor VII LLC	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.05%
Warrant units		2/25/2021	277,000	94,180	94,180	0.02%
Total				300,000	300,000	0.07%
Churchill Sponsor VI LLC	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.03%
Warrant units		2/25/2021	199,100	65,703	65,703	0.02%
Total				200,000	200,000	0.05%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.(11)	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				100,717,361	241,917,691	55.50%

NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	9/11/2019	683,482	$2,414,178	$2,165,294	0.50%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	933,985	0.21%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	3,350,952	0.77%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	3,456,036	0.79%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	1,584,017	0.36%
Total				10,945,024	11,490,284	2.63%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	New York, NY
Common shares***(17)	Cannabis REIT	8/12/2019	446,226	9,009,952	9,435,324	2.16%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	257,267	460,920	0.11%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,995,472	1.15%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,828,566	0.65%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	110,966	0.03%
Total				6,387,741	8,395,924	1.94%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NestGSV, Inc. (d/b/a OneValley, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	$8,555,124	$2,235,598	0.51%
Convertible Promissory Note 8% Due 8/23/2024(4)(9)		2/17/2016	$1,010,198	1,030,176	505,099	0.12%
Preferred Warrants Series A-3, Strike Price $1.33, Expiration Date 4/4/2021		4/4/2014	187,500	—	—	—%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	42,500	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	16,250	—%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	5,000	—%
Total				9,764,414	2,804,447	0.64%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)	Corporate Education	11/26/2014	$1,251,158	1,256,191	312,790	0.07%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	71,793	0.02%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	—	—%
Total				4,040,875	384,583	0.09%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$54,365,665	$32,510,562	7.46%

CONTROLLED(2)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(8)	Clean Technology	4/15/2014	14,300,000	$7,151,412	$914,198	0.21%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	914,198	0.21%
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV(16)	Mobile Finance Technology	3/23/2021	$500,000	500,000	500,000	0.11%

Total Controlled				$7,661,412	$1,414,198	0.32%

TOTAL INVESTMENTS				$162,744,438	$275,842,451	63.29%

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

**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2021, 46.70% of its total investments are non-qualifying assets.
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

(3)Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)As of March 31, 2021, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)SuRo Capital Corp.’s investments in Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView) are held through SuRo Capital Corp.'s wholly owned subsidiary, SuRo Capital Sports, LLC ("SuRo Sports").

(8)The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

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

(10)As of March 31, 2021, 712,290 unrestricted Class A common shares remain in Palantir Lending Trust SPV I. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of shares collateralizing the repaid promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.

(11)On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc.

(12)On November 9, 2020, SharesPost, Inc. completed its merger with Forge Global, Inc. As part of the merger, SuRo Capital Corp. received $0.7 million in Class AA Common shares and Junior Preferred shares currently being held in escrow. We expect to receive the proceeds held in escrow in 2021.

(13)On March 31, 2021, Coursera, Inc. went public via an initial public offering on the New York Stock Exchange. As of March 31, 2021, all of SuRo Capital Corp.'s public shares of Coursera, Inc. common stock were subject to certain lock-up restrictions.

(14)As of March 31, 2021, approximately $0.4 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.3 million repaid a portion of the outstanding principal and approximately $0.1 million was attributed to interest.

(15)During the three months ended March 31, 2021, Aventine Property Group, Inc. declared an aggregate of $21,875 in dividend distributions. SuRo Capital Corp. does not anticipate that Aventine Property Group, Inc. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(16)As of March 31, 2021, $0.5 million of the $10.0 million capital commitment representing our Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(17)During the three months ended March 31, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.1 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

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
March 31, 2021

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

The table below displays the Company’s subsidiaries as of March 31, 2021, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes, except for SuRo Capital Sports, LLC, which is subject to pass-through tax treatment. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
Subsidiaries below are referred to collectively, as the “Taxable Subsidiaries”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%
SuRo Capital Sports, LLC ("SuRo Sports")	Delaware	March 19, 2021	100%

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture-capital-backed emerging companies. The Company may acquire its investments in these portfolio companies through offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. In addition, the Company may invest in private credit and in founders equity, founders warrants, forward purchase agreements, and private investment in public equity transactions of special purpose acquisition companies. The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2021. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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
March 31, 2021

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
March 31, 2021
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
March 31, 2021
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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2021 and December 31, 2020, for details regarding the nature and composition of the Company’s investment portfolio.

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
March 31, 2021
Valuation of Other Financial Instruments

The carrying amounts of the Company’s other, non-investment financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature.

Cash

The Company places its cash with U.S. Bank, N.A., Bridge Bank (a subsidiary of Western Alliance Bank), and Silicon Valley Bank, and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that U.S. Bank, N.A., Bridge Bank (a subsidiary of Western Alliance Bank), and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. As of March 31, 2021 and December 31, 2020, the Company had $852,307 and $852,462, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of March 31, 2021 and December 31, 2020, the Company had deferred financing costs of $285,814 and $297,196, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2021	December 31, 2020
Deferred credit facility costs	$—	$11,382
Deferred offering costs	285,814	285,814
Deferred Financing Costs	$285,814	$297,196

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
March 31, 2021
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of March 31, 2021 and December 31, 2020, the Company had no material escrow deposits.

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
March 31, 2021
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
Recently Issued or Adopted Accounting Standards

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which made various technical changes and corrections intended to provide clarifications to existing guidance, as well as simplifications to wording or structure of existing guidance. The Company adopted the modified disclosure requirements during the period ended March 31, 2021.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $208,333, respectively, of consulting expense related to the Consulting Agreement.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $208,333, respectively, of licensing expense related to the Amended and Restated License Agreement.

Investment Advisory Agreement

On March 12, 2019, in connection with the Company's Internalization, the Investment Advisory Agreement was terminated in accordance with its terms.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

For the three months ended March 31, 2021 and 2020, the Company did not accrue or waive any management fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
the Company’s portfolio described previously, as well as the Company’s actual cumulative realized gains and losses since inception, as well any previously paid incentive fees.

For the three months ended March 31, 2021 and 2020, the Company did not accrue any incentive fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019.

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

As of each of March 31, 2021 and December 31, 2020, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

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

For the three months ended March 31, 2021 and 2020, the Company did not incur any costs under the Administration Agreement due to the termination of the Investment Advisory Agreement, effective March 12, 2019. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company on behalf of the Company going forward.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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

Other Arrangements

The Company’s executive officers and directors serve or may serve as officers, directors, or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders.

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp VI, a special purpose acquisition company, constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, our Chairman, Chief Executive Officer, and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp VII, a special purpose acquisition company, also constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VII. In addition, Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., one of the Company’s portfolio companies, and holds a minority equity interest in such portfolio company. Ms. Findley also is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, one of the Company’s portfolio companies, and holds a minority equity interest in such investment manager. As of March 31, 2021, the fair values of the Company’s investments in Churchill Sponsor VI LLC, Churchill Sponsor VII LLC, Shogun Enterprises, Inc., and Architect Capital PayJoy SPV, LLC were $200,000, $300,000, $6,999,992, and $500,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of March 31, 2021, the Company had 64 positions in 32 portfolio companies. As of December 31, 2020, the Company had 57 positions in 27 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$78,979,160	$92,992,910	21.3%	$89,335,378	$141,235,987	46.9%
Common Stock	48,143,353	45,159,739	10.4%	46,802,917	34,190,839	11.3%
Debt Investments	8,337,621	4,595,340	1.1%	8,587,621	4,845,340	1.6%
Options	9,924,768	4,776,378	1.0%	8,764,885	5,872,210	1.9%
Private Portfolio Companies	145,384,902	147,524,367	33.8%	153,490,801	186,144,376	61.7%
Publicly Traded Portfolio Companies
Common Stock	17,359,536	126,698,621	29.1%	12,875,126	94,635,398	31.4%
Options	—	1,619,463	0.4%	—	—	—%
Publicly Traded Portfolio Companies	17,359,536	128,318,084	29.5%	12,875,126	94,635,398	31.4%
Total Portfolio Investments	162,744,438	275,842,451	63.3%	166,365,927	280,779,774	93.1%
Non-Portfolio Investments
U.S. Treasury bill	—	—	—%	150,000,000	150,000,000	49.7%
Total Investments	$162,744,438	$275,842,451	63.3%	$316,365,927	$430,779,774	142.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
The geographic and industrial compositions of the Company’s portfolio at fair value as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$234,622,580	85.1%	53.9%	$248,633,803	88.5%	82.4%
Northeast	25,933,335	9.4%	5.9%	24,324,345	8.7%	8.1%
Mid-west	15,286,536	5.5%	3.5%	7,821,626	2.8%	2.6%
Total	$275,842,451	100.0%	63.3%	$280,779,774	100.0%	93.1%

	As of March 31, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$170,801,304	61.9%	39.2%	$99,397,589	35.4%	33.0%
Marketplaces	36,995,022	13.5%	8.5%	34,841,714	12.4%	11.6%
Financial Technology	35,108,381	12.7%	8.0%	25,614,522	9.1%	8.5%
Social/Mobile	30,404,083	11.0%	7.0%	22,930,589	8.2%	7.6%
Big Data/Cloud	1,619,463	0.6%	0.4%	97,186,162	34.6%	32.1%
Sustainability	914,198	0.3%	0.2%	809,198	0.3%	0.3%
Total	$275,842,451	100.0%	63.3%	$280,779,774	100.0%	93.1%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Software
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Marketplaces	Global Innovation Platform
Knowledge Networks
Micromobility
On-Demand Commerce
Peer-to-Peer Pet Services
Pharmaceutical Technology
Real Estate Platform
Subscription Fashion Rental
Financial Technology	Cannabis REIT
Home Improvement Finance
Mobile Finance Technology
Online Marketplace Finance
Special Purpose Acquisition Company
Social/Mobile	Digital Media Platform
Interactive Media & Services
Social Data Platform
Social Networking
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$92,992,910	$92,992,910
Common Stock	—	—	45,159,739	45,159,739
Debt Investments	—	—	4,595,340	4,595,340
Options	—	—	4,776,378	4,776,378
Private Portfolio Companies	—	—	147,524,367	147,524,367
Publicly Traded Portfolio Companies
Common Stock	—	126,698,621	—	126,698,621
Options	—	1,619,463	—	1,619,463
Publicly Traded Portfolio Companies	—	128,318,084	—	128,318,084
Total Investments at Fair Value	$—	$128,318,084	$147,524,367	$275,842,451

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$141,235,987	$141,235,987
Common Stock	—	—	34,190,839	34,190,839
Debt Investments	—	—	4,845,340	4,845,340
Options	—	—	5,872,210	5,872,210
Private Portfolio Companies	—	—	186,144,376	186,144,376
Publicly Traded Portfolio Companies
Common Stock	—	94,635,398	—	94,635,398
Total Portfolio Investments	—	94,635,398	186,144,376	280,779,774
Non-Portfolio Investments
U.S. Treasury bills	150,000,000	—	—	150,000,000
Total Investments at Fair Value	$150,000,000	$94,635,398	$186,144,376	$430,779,774

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2021 and December 31, 2020. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of March 31, 2021

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$45,159,739	Market approach	AFFO(4) multiple	27.09x (27.09x)
			Revenue multiples	1.74x - 2.02x (0.00x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
Preferred stock in private companies	$92,992,910	Market approach	Revenue multiples	1.17x - 4.46x (3.08x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	Revenue multiples	1.27x - 3.60x (1.92x)
			Precedent transactions	N/A
Debt investments	$4,595,340	Market approach	Revenue multiples	1.74x - 2.02x (1.88x)
		PWERM(5)	Revenue multiples	N/A
			Liquidation value	N/A
Options	$4,776,378	Option pricing model	Term to expiration (Years)	0.01 - 7.11 (4.50)
			Volatility	34.9% - 55.0% (37.1%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)
________________________
(1)    As of March 31, 2021, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
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
March 31, 2021
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2021 as follows:

	Three Months Ended March 31, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	—	(122,006,079)	—	(1,619,463)	(123,625,542)
Purchases, capitalized fees, and interest	1,340,435	7,003,318	—	1,159,883	9,503,636
Sales/Maturity of investments	—	—	(250,000)	—	(250,000)
Realized gains	—	—	—	—	—
Net change in unrealized appreciation/(depreciation) included in earnings	9,628,465	66,759,684	—	(636,252)	75,751,897
Fair Value as of March 31, 2021	$45,159,739	$92,992,910	$4,595,340	$4,776,378	$147,524,367
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2021	$9,628,465	$(2,064,260)	$—	$299,737	$7,863,942
________________________
(1)    During the three months ended March 31, 2021, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Coursera, Inc.	Preferred shares, Series F 8% Preferred shares, Series B 8%	Public Common shares (Level 2)
The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2020 as follows:

	Year Ended December 31, 2020
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Transfers out of Level 3(1)	(57,736,900)	—	—	—	(57,736,900)
Purchases, capitalized fees, and interest	1,004,190	19,497,839	10,930,996	—	31,433,025
Sales/Maturity of investments	(807,953)	(10,876,624)	(6,899,999)	(989,494)	(19,574,070)
Exercises and conversions(1)	—	281,190	(281,190)	—	—
Realized gains	(628,452)	6,875,639	(602)	989,494	7,236,079
Net change in unrealized appreciation/(depreciation) included in earnings	33,150,395	9,585	(548,020)	588,704	33,200,664
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2020	$6,347,026	$10,825,549	$(508,045)	$588,704	$17,253,234
________________________

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2021 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2021	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(4)	14,300,000	$—	$809,198	$—	$—	$105,000	$914,198	0.21%
Total Preferred Stock		—	809,198	—	—	105,000	914,198	0.21%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC–Membership Interest in Lending SPV**(7)	$500,000	—	—	500,000	—	—	500,000	0.11%
Total Common Stock		—	—	500,000	—	—	500,000	0.11%
TOTAL CONTROLLED INVESTMENTS*(2)		$—	$809,198	$500,000	$—	$105,000	$1,414,198	0.32%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(3)	$1,251,158	$—	$312,790	$—	$—	$—	$312,790	0.07%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	—	505,099	—	—	—	505,099	0.12%
Total Debt Investments		—	817,889	—	—	—	817,889	0.19%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	—	73,882	—	—	(2,089)	71,793	0.02%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2021	Percentage of Net Assets
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	$—	$—	$—	$—	$—	$—	—%
Total Corporate Education		—	73,882	—	—	(2,089)	71,793	0.02%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	1,865,547	—	—	299,747	2,165,294	0.50%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	3,350,952	—	—	—	3,350,952	0.77%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	2,824,679	—	—	631,357	3,456,036	0.79%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	1,294,645	—	—	289,372	1,584,017	0.36%
Total Digital Media Platform		—	9,335,823	—	—	1,220,476	10,556,299	2.42%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	440,515	—	—	20,405	460,920	0.11%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	4,804,218	—	—	191,254	4,995,472	1.14%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	2,625,365	—	—	203,201	2,828,566	0.64%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	88,248	—	—	22,718	110,966	0.03%
Total Interactive Learning		—	7,958,346	—	—	437,578	8,395,924	1.92%
Total Preferred Stock		—	17,368,051	—	—	1,655,965	19,024,016	4.36%
Options
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	762,558	—	—	171,427	933,985	0.21%
Global Innovation Platform
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-3, Strike Price $1.33, Expiration Date 4/4/2021	187,500	—	4,687	—	—	(4,687)	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	65,000	—	—	(22,500)	42,500	0.01%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	27,500	—	—	(11,250)	16,250	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2021	Percentage of Net Assets
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	$—	$—	$—	$—	$—	$—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—%
NestGSV, Inc. (d/b/a OneValley, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	9,250	—	—	(4,250)	5,000	—%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,173,148	—	—	62,450	2,235,598	0.51%
Total Global Innovation Platform		—	2,279,585	—	—	19,763	2,299,348	0.52%
Total Options		—	3,042,143	—	—	191,190	3,233,333	0.73%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—%
Cannabis REIT
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)–Common shares***(8)	446,226	102,632	8,937,690	500,319	—	(2,685)	9,435,324	2.16%
Total Common Stock		102,632	8,937,690	500,319	—	(2,685)	9,435,324	2.16%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$102,632	$30,165,773	$500,319	$—	$1,844,470	$32,510,562	7.46%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2021, 46.70% of its total investments are non-qualifying assets.

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
March 31, 2021
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

(3)    As of March 31, 2021, the investments noted had been placed on non-accrual status.

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

(7)     As of March 31, 2021, $0.5 million of the $10.0 million capital commitment representing our Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(8)     During the three months ended March 31, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.1 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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
March 31, 2021

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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
March 31, 2021
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

During the three months ended March 31, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.

Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted to non-employee directors under the Amended & Restated 2019 Equity Incentive Plan (as defined herein).

Conversion of 4.75% Convertible Senior Notes due 2023

For the three months ended March 31, 2021 the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. Refer to “Note 10—Debt Capital Activities” for more detail regarding conversion terms.

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the “Initial Sales Agreement”), with BTIG, LLC, JMP Securities LLC and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
the Initial Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50.0 million in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account (the "ATM Program"). On September 23, 2020, the Company increased the maximum amount of Shares to be sold through the ATM Program to $150.0 million from $50.0 million. In connection with the upsize of the ATM Program to $150.0 million, the Company entered into Amendment No. 1 to the At-the-Market Sales Agreement, dated September 23, 2020, with the Agents (the “Amendment No. 1 to the Sales Agreement,” and together with the Initial Sales Agreement, the “Sales Agreement”). The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

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

During the three months ended March 31, 2021, the Company did not issue or sell shares under the ATM Program. As of March 31, 2021, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Earnings per common share–basic:
Net change in net assets resulting from operations	$108,002,363	$(23,692,247)
Weighted-average common shares–basic	20,486,621	17,440,994
Earnings per common share–basic	$5.27	$(1.36)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$108,002,363	$(23,692,247)
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	501,065	—
Net change in net assets resulting from operations, as adjusted	$108,503,428	$(23,692,247)
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	3,636,717	—
Weighted-average common shares outstanding–diluted	24,123,338	17,440,994
Earnings per common share–diluted	$4.50	$(1.36)
______________________
(1)     For the three months ended March 31, 2021 and 2020, 0 and 3,917,792 potentially dilutive common shares, respectively, were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2021 and December 31, 2020, the Company had $19,500,000 and $10,000,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of March 31, 2021, the Company booked a right of use asset and operating lease liability of $594,150 on the Condensed Consolidated Statement of Assets and Liabilities. As of December 31, 2020, the Company booked a right of use asset and operating lease liability of $633,736 on the Condensed Consolidated Statement of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended March 31, 2021 and 2020, the Company incurred $45,723 and $44,401 of operating lease expense, respectively. The amounts reflected on the Condensed

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of March 31, 2021, the remaining lease term was 3.3 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of March 31, 2021:

For the Years Ended December 31,	Amount
2021	135,623
2022	185,194
2023	190,750
2024	113,604
2025	—
$625,171

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2021	2020
Per Basic Share Data
Net asset value at beginning of the year	$15.14	$11.38
Net investment loss(1)	(0.14)	(0.17)
Net realized gain on investments(1)	5.47	0.40
Net change in unrealized depreciation of investments(1)	(0.06)	(1.59)
Dividends declared	(0.50)	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	(1.91)	—
Repurchase of common stock	—	0.20
Stock-based compensation(1)	0.01	—
Net asset value at end of period	$18.01	$10.22
Per share market value at end of period	$13.55	$5.86
Total return based on market value(2)	7.28%	(10.53)%
Total return based on net asset value(2)	18.96%	(10.19)%
Shares outstanding at end of period	24,205,216	16,874,316
Ratios/Supplemental Data:
Net assets at end of period	$435,961,621	$172,515,798
Average net assets	$312,796,110	$198,994,124
Ratio of net operating expenses to average net assets(3)	4.05%	6.65%
Ratio of net investment loss to average net assets(3)	(3.67)%	(6.07)%
Portfolio Turnover Ratio	3.41%	—%
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
(3)Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Significant and material non-recurring expenses are not annualized. For the three months ended March 31, 2021 and 2020, the Company excluded $0 and $0 of non-recurring expenses, respectively. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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

During the three months ended March 31, 2021, the Company declared distributions of $0.50 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2021, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

As of March 31, 2021 and December 31, 2020, the Company recorded a deferred tax liability of approximately $0 and $0, respectively. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2017–2020 and 2016–2020, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2021, there were no material interest or penalties incurred related to uncertain tax positions.

NOTE 10—DEBT CAPITAL ACTIVITIES

4.75% Convertible Senior Notes due 2023

On March 28, 2018, the Company issued $40.0 million aggregate principal amount of convertible senior notes, which bore interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. The 4.75% Convertible Senior Notes due 2023 had a maturity date of March 28, 2023 (the "4.75% Convertible Senior Notes due 2023"), unless previously repurchased or converted in accordance with their terms. The Company did not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021. On or after March 27, 2021, the Company could redeem the 4.75% Convertible Senior Notes due 2023 for cash, in whole or from time to time in part, at the Company’s option if (i) the closing sale price of the Company’s common stock for at least 15 trading days (whether or not consecutive) during the period of any 20 consecutive trading days was greater than or equal to 150% of the conversion price on each applicable trading day, (ii) no public announcement of a pending, proposed or intended fundamental change had occurred which had not been abandoned, terminated or consummated, and (iii) no event of default under the indenture governing the 4.75% Convertible Senior Notes due 2023, and no event that with the passage of time or giving of notice would constitute an event of default under such indenture, had occurred or existed.

All of these conditions were met and on February 19, 2021, the Company caused notices to be issued to the holders of the 4.75% Convertible Senior Notes due 2023 regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 4.75% Convertible Senior Notes due 2023, pursuant to the governing indenture. The Company established March 29, 2021 as the date on which all of the 4.75% Convertible Senior Notes due 2023 would be redeemed (the “Redemption Date”), at 100% of their principal amount ($1,000 per convertible note), plus the accrued and unpaid interest thereon from September 30, 2020, through, but excluding, the Redemption Date. Holders of the 4.75% Convertible Senior Notes due 2023 had the option to surrender their 4.75% Convertible Senior Notes due 2023 for conversion into shares of the Company’s common stock at the then existing conversion rate, in lieu of receiving cash, at any time prior to the close of business on the business day immediately preceding the Redemption Date.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
On the Redemption Date, the Company redeemed $290,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023 at a redemption price equal to 100% of their principal amount ($1,000 per convertible note), plus accrued and unpaid interest thereon. Due to the election of certain holders to surrender their 4.75% Convertible Senior Notes due 2023 for conversion into shares of the Company’s common stock prior to the Redemption Date, the Company issued a total of 4,272,696 shares since the 4.75% Convertible Senior Notes due 2023 were initially issued. As result of such redemption and conversions, the 4.75% Convertible Senior Notes due 2023 were no longer outstanding as of the Redemption Date.

The initial conversion rate for the 4.75% Convertible Senior Notes due 2023 was 93.2836 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represented an initial conversion price of approximately $10.72 per share. As a result of the Company’s Modified Dutch Auction Tender Offer and cash dividends, the conversion rate for the 4.75% Convertible Senior Notes due 2023 had changed to 108.0505 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represented a conversion price of approximately $9.25 per share.

The indenture governing the 4.75% Convertible Senior Notes due 2023 contained customary financial reporting requirements and contained certain restrictions on mergers, consolidations, and asset sales. The indenture also contained certain events of default, the occurrence of which could have caused the 4.75% Convertible Senior Notes due 2023 to become due and payable before their maturity or immediately.

For the three months ended March 31, 2021 the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of $37,925,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed $290,000 of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2021	December 31, 2020
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$38,215,000	$40,000,000
Conversion of 4.75% Convertible Senior Notes due 2023	(37,925,000)	(1,785,000)
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—
Direct deduction of deferred debt issuance costs	—	(819,563)
4.75% Convertible Senior Notes due 2023 Payable	$—	$37,395,437

The 4.75% Convertible Senior Notes due 2023 were the Company’s general, unsecured, senior obligations and ranked senior in right of payment to any future indebtedness that was expressly subordinated in right of payment to the 4.75% Convertible Senior Notes due 2023, equal in right of payment to any existing and future unsecured indebtedness that was not so subordinated to the 4.75% Convertible Senior Notes due 2023, effectively junior to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
Western Alliance Bank Credit Facility

The Credit Facility (defined below) matured on May 31, 2019 and was no longer outstanding as of such date. There were no borrowings by the Company from the Credit Facility during the three months ended March 31, 2021 and the year ended December 31, 2020.

The Company entered into a Loan and Security Agreement, effective May 31, 2017 and amended on March 22, 2018 (the “Loan Agreement”), with Western Alliance Bank, pursuant to which Western Alliance Bank agreed to provide the Company with a $12.0 million senior secured revolving credit facility (the “Credit Facility”).

The Credit Facility matured on May 31, 2019 and bore interest at a per annum rate equal to the prime rate plus 3.50%. In addition, a facility fee of $60,000 was charged upon closing of the Credit Facility, and the Loan Agreement required payment of a fee for unused amounts during the revolving period in an amount equal to 0.50% per annum of the average unused portion of the Credit Facility payable quarterly in arrears.

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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of March 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019 and was no longer outstanding as of such date.

NOTE 11—STOCK-BASED COMPENSATION
2019 Equity Incentive Plan
On June 5, 2019, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (the "2019 Equity Incentive Plan”), which authorized equity awards to be granted for up to 1,976,264 shares of our common stock. Under the 2019 Equity Incentive Plan, the exercise price of awards would be set on the grant date and could not be less than the fair market value per share on such date, however, that in the case of an incentive stock option granted to an employee who, at the time of the grant of such option, owned stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or the Company’s present or future parent or subsidiary corporations, as defined in Section 424(e) or (f) of the Code, or other Affiliates the employees of which were eligible to receive incentive stock options under the Code (the “10% Shareholders”), the exercise price per share would be no less than one hundred ten percent (110%) of the fair market value per share on the date of grant. The fair market value would be the closing price of the shares on the Nasdaq Capital Market on the date of grant.

On July 17, 2019, stock options providing the right to purchase up to 1,165,000 shares were granted under the 2019 Equity Incentive Plan with an exercise price equal to the market price of our common stock at the grant date. These stock options had a vesting period of 3 years with 1/3 vesting immediately on the grant date, 1/3 vesting on July 17, 2020, and the remaining 1/3 vesting on July 17, 2021.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
Cancellation of Stock Option Awards Under 2019 Equity Incentive Plan

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment pursuant to an option cancellation agreement (the "Option Cancellation Agreement"). As a result, there are no stock option awards outstanding under the 2019 Equity Incentive Plan. In accordance with FASB ASC 718, Compensation – Stock Compensation ("ASC 718"), all unrecognized compensation cost related to still unvested shares was recognized as of the date of cancellation. For more information, including a description of the Option Cancellation Agreement, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such description of the Option Cancellation Agreement is qualified in its entirety by reference to the text of such Option Cancellation Agreement filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 8, 2020.

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of March 31, 2021 and December 31, 2020	—

For the three months ended March 31, 2021, the amount of cash received from the exercise of stock options was $0. As of March 31, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

During the three months ended March 31, 2021, the Company granted 10,500 restricted shares to non-executive employees pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 1 year. The Company also granted 182,885 restricted shares to the Company's officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years with 1/3 vesting on February 10, 2022, 1/3 vesting on February 10, 2023, and the remaining 1/3 vesting on February 10, 2024. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the three months ended March 31, 2021 were approximately $2,878,182 in the aggregate. As of March 31, 2021, there were approximately $2,929,380 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the three months ended March 31, 2021 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2020	21,760
Granted	193,385
Exercised	—
Forfeited	—
Expired	—
Outstanding as of March 31, 2021	215,145
Vested and Exercisable as of March 31, 2021	—

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2021 through May 5, 2021, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Net Proceeds	Realized Gain
Residential Homes for Rent, LLC (d/b/a Second Avenue)(1)	4/23/2021	$118,854	$—
SP Holdings Group, Inc.(2)	4/29/2021	$490,246	$490,246
		$609,100	$490,246
_________________________________
(1)Subsequent to March 31, 2021, $118,854 has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $83,333 repaid a portion of the outstanding principal and $35,521 was attributed to interest.
(2)On November 9, 2020, SharesPost, Inc. completed its merger with Forge Global, Inc. As part of the merger, certain assets held by SharesPost, Inc. that were not acquired by Forge were spun-out into a new entity called SP Holdings Group, Inc.

From April 1, 2021 through May 5, 2021, the Company funded investments in an aggregate amount of $2,209,649 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Colombier Sponsor LLC(1)	Common Share Units & Warrant Units	4/1/2021	$2,209,649
__________________
(1)Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Two of the Company's investment professionals, Keri Findley and Claire Councill, are director nominees of the board of directors of Colombier Acquisition Corp.

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

Dividends

On May 4, 2021, the Company’s Board of Directors declared a dividend of $2.50 per share payable on June 30, 2021 to stockholders of record as of the close of business on May 18, 2021. The ex-dividend date is May 17, 2021. The dividend will be paid in cash or shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to no more than 50% of the total dividend to be paid to all stockholders. The number of shares of the Company’s common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of the Company’s common stock on the Nasdaq Capital Market on May 12, 13 and 14, 2021, less $2.50 to reflect the declared dividend.

This dividend is being made in accordance with certain applicable Treasury regulations and guidance issued by the IRS that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided certain requirements are satisfied. For additional information, please refer to "Certain Information Regarding the Dividends" in the Company's press release dated May 5, 2021 included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2021.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

Second Amended Employment Agreements

On April 26, 2021, the Company entered into a second amended and restated employment agreement with each of Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President (the “Second Amended Klein Agreement”), and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary (the “Second Amended Green Agreement”), which extended the term of their prior employment agreements, each dated April 28, 2020, to December 31, 2024. For more information, including descriptions of such agreements, please refer to the Company’s current report on Form 8-K filed with the SEC on April 27, 2021. Such descriptions of the Second Amended Klein Agreement and the Second Amended Green Agreement are qualified in their entirety by reference to the text of such agreements filed as exhibits to this quarterly report on Form 10-Q.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Our portfolio companies and, by extension, our operating results may be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and may possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers, and deferred capital expenditures, which could impair their business on a permanent basis and additional portfolio companies may take similar actions. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office. As of May 5, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended March 31, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of March 31, 2021, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g).

In May 2020, the SEC adopted rule amendments that impacted the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amended the definition of “significant subsidiary” in a manner that was intended to more accurately capture those portfolio companies that were more likely to materially impact the financial condition of an investment company.

As a result of the new definition of a “significant subsidiary” set forth in Rule 1-02(w)(2), the Company’s two “subsidiaries” as of March 31, 2021, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) and Architect Capital PayJoy SPV, LLC, do not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended March 31, 2020 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture-capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies and negotiations with selling stockholders. In addition, we may invest in private credit and in the founders equity, founders warrants, forward purchase agreements, and private investment in public equity ("PIPE") transactions of special purpose acquisition companies ("SPACs"). We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act. To the extent we make investments in private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our net assets.

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

Internalization of Operating Structure

On and effective March 12, 2019 (the "Effective Date"), our Board of Directors approved internalizing our operating structure ("Internalization") and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of the Company's stockholders with its management. As an internally managed BDC, the Company is managed by its employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding the Company's compensation structure. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date, in accordance with their respective terms. As a result, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants. See “Note 11—Stock-Based Compensation” in this Form 10-Q for more information.

Except as otherwise disclosed herein, this Form 10-Q discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-Q.

Recent COVID-19 Developments

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the markets in which the Company primarily operates. As of the three months ended March 31, 2021, and subsequent to March 31, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of March 2021, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, our portfolio companies and, by extension, our operating results may be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and may possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers, and deferred capital expenditures, which could impair their business on a permanent basis and additional portfolio companies may take similar actions. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office. As of May 5, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended March 31, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Three Months Ended March 31, 2021

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2021, of all of our portfolio investments was $275,842,451.

During the three months ended March 31, 2021, we funded investments in an aggregate amount of $9,499,978 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(2)	Common Share Units & Warrant Units	2/25/2021	200,000
Churchill Sponsor VII LLC(3)	Common Share Units & Warrant Units	2/25/2021	300,000
Shogun Enterprises, Inc.(4)	Preferred Shares, Series B-1	2/26/2021	3,499,994
Shogun Enterprises, Inc.(4)	Preferred Shares, Series B-2	2/26/2021	3,499,998
Architect Capital PayJoy SPV, LLC(5)	Membership Interest in Lending SPV	3/24/2021	500,000
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity ("SAFE")	3/25/2021	1,000,000
Total			$9,499,978
_________________________________
(1)As of March 18, 2021, GreenAcreage Real Estate Corp. completed its merger with NewLake Capital Partners, Inc., rebranding under the name NewLake Capital Partners, Inc.
(2)Churchill Sponsor VI LLC is the sponsor of Churchill Capital Corp VI, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VI LLC constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling board member of Churchill Capital Corp VI.
(3)Churchill Sponsor VII LLC is the sponsor of Churchill Capital Corp VII, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VII LLC constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling board member of Churchill Capital Corp VII.
(4)Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of Shogun Enterprises, Inc. and holds a minority equity interest in such company.
(5)As of March 31, 2021, $0.5 million of the $10.0 million capital commitment representing our Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded. Keri Findley is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC and holds a minority equity interest in such investment manager.

    During the three months ended March 31, 2021, we capitalized fees of $3,658.

    During the three months ended March 31, 2021, we exited or received proceeds from investments in an amount of $125,387,267, net of transaction costs, and realized a net gain on investments of $112,152,518 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Net Proceeds	Realized Gain(1)
Palantir Technologies, Inc.(2)	123,419,184	110,544,068
Palantir Lending Trust SPV I(3)	1,608,604	1,608,604
Residential Homes for Rent, LLC (d/b/a Second Avenue)(4)	359,479	—
Total	$125,387,267	$112,152,672
_________________________________
(1)Realized gain does not include adjustments to amounts held in escrow receivable.
(2)As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(3)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of March 31, 2021, 712,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(4)As of March 31, 2021, approximately $0.4 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.3 million repaid a portion of the outstanding principal and approximately $0.1 million was attributed to interest.

    During the three months ended March 31, 2021, we did not write-off any investments.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, we did not fund any new investments.

\
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
_________________________________
(1)Realized gain does not include amounts held in escrow or any realized gain or loss incurred on the maturity of our U.S. Treasury investments.
(2)On January 31, 2020, Parchment, Inc. closed a merger with Credentials Solutions. As a result of the transaction, we received $10,786,346 in net proceeds and expect to receive approximately $110,000 in additional proceeds currently held in escrow.

During the three months ended March 31, 2020, we did not write-off any investments and our CUX, Inc. (d/b/a CorpU) Series D preferred warrants with a strike price of $4.59, expired on February 14, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Operating results for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Total Investment Income	$291,352	$251,763
Interest income	166,845	175,513
Dividend income	124,507	76,250
Total Operating Expenses	$3,125,670	$3,256,316
Compensation expense	1,293,310	924,916
Directors’ fees	111,250	111,250
Professional fees	973,159	1,139,366
Interest expense	504,793	573,400
Income tax expense	2,025	8,665
Other expenses	241,133	498,719
Net Investment Loss	$(2,834,318)	$(3,004,553)
Net realized gain/(loss) on investments	112,152,518	6,978,240
Net change in unrealized appreciation/(depreciation) of investments	(1,315,837)	(27,665,934)
Net Change in Net Assets Resulting from Operations	$108,002,363	$(23,692,247)

Investment Income

Investment income increased to $291,352 for the three months ended March 31, 2021 from $251,763 for the three months ended March 31, 2020. The net increase between periods was due to an increase in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.), Aventine Property Group, Inc. and interest income from the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan, Enjoy Technologies, Inc. convertible promissory note and Neutron Holdings, Inc. (d/b/a Lime) junior preferred convertible note. The increase was offset by a decrease in dividend income received from Treehouse Real Estate Investment Trust, Inc. during the three months ended March 31, 2021, relative to the three months ended March 31, 2020.

Operating Expenses

Total operating expenses decreased to $3,125,670 for the three months ended March 31, 2021 from $3,256,316 for the three months ended March 31, 2020. The decrease in operating expense was primarily due to the decrease in professional fees and other expenses. The decrease was partially offset by an increase in compensation expense during the three months ended March 31, 2021, relative to the three months ended March 31, 2020.

Net Investment Loss

For the three months ended March 31, 2021, we recognized a net investment loss of $2,834,318, compared to a net investment loss of $3,004,553 for the three months ended March 31, 2020. The change between periods resulted from the decrease in operating expenses and an increase in total investment income between periods during the three months ended March 31, 2021, relative to the three months ended March 31, 2020.

Net Realized Gain on Investments

For the three months ended March 31, 2021, we recognized a net realized gain on our investments of $112,152,518, compared to a net realized gain of $6,978,240 for the three months ended March 31, 2020. The components of our net realized gains on portfolio investments for the three months ended March 31, 2021 and 2020, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2021, we had a net change in unrealized depreciation of $1,315,837. For the three months ended March 31, 2020, we had a net change in unrealized depreciation of $27,665,934. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended March 31, 2021 and 2020.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2021	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2020
Coursera, Inc.	$73,516,484	Coursera, Inc.	$1,137,694
Nextdoor.com, Inc.	5,081,591	Course Hero, Inc.	(1,038,511)
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	3,941,249	Palantir Technologies, Inc.	(1,039,264)
Ozy Media, Inc.	1,391,903	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,494,963)
Aventine Property Group, Inc.(1)	1,293,674	SharesPost, Inc.	(2,549,092)
Enjoy Technology, Inc.	(2,434,915)	Ozy Media, Inc.	(6,349,135)
Course Hero, Inc.	(2,548,258)	Parchment, Inc.(1)	(6,895,603)
Palantir Technologies, Inc.(1)	(81,760,272)	Neutron Holdings, Inc. (d/b/a/ Lime)	(6,451,613)
Other(2)	202,707	Other(2)	(1,985,447)
Total	$(1,315,837)	Total	$(27,665,934)
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale, repayment, capital transaction (merger), or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2021 and 2020.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of March 31, 2021 for details regarding activity in our investment portfolio from April 1, 2021 through May 5, 2021.

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

Dividends

On May 4, 2021, the Company’s Board of Directors declared a dividend of $2.50 per share payable on June 30, 2021 to stockholders of record as of the close of business on May 18, 2021. The ex-dividend date is May 17, 2021. The dividend will be paid in cash or shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to no more than 50% of the total dividend to be paid to all stockholders. The number of shares of the Company’s common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of the Company’s common stock on the Nasdaq Capital Market on May 12, 13 and 14, 2021, less $2.50 to reflect the declared dividend.

This dividend is being made in accordance with certain applicable Treasury regulations and guidance issued by the IRS that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided certain requirements are satisfied. For additional information, please refer to "Certain Information Regarding the Dividends" in the Company's press release dated May 5, 2021 included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2021.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to March 31, 2021, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of May 5, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended March 31, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Second Amended Employment Agreements

On April 26, 2021, the Company entered into a second amended and restated employment agreement with each of Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President (the “Second Amended Klein Agreement”), and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary (the “Second Amended Green Agreement”), which extended the term of their prior employment agreements, each dated April 28, 2020, to December 31, 2024. For more information, including descriptions of such agreements, please refer to the Company’s current report on Form 8-K filed with the SEC on April 27, 2021. Such descriptions of the Second Amended Klein Agreement and the Second Amended Green Agreement are qualified in their entirety by reference to the text of such agreements filed as exhibits to this quarterly report on Form 10-Q.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under "At-the-Market Offering". On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2021.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2021, our operating expenses were $3,125,670. For the three months ended March 31, 2020, our operating expenses were $3,256,316.

Cash Reserves and Liquid Securities	March 31, 2021	December 31, 2020
Cash	$165,699,565	$45,793,724
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	—	—
Subject to other sales restrictions(2)	126,698,621	94,635,398
Securities of publicly traded portfolio companies	126,698,621	94,635,398
Total Cash Reserves and Liquid Securities	$292,398,186	$140,429,122
_______________________
(1)"Unrestricted securities" represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of March 31, 2021, this balance was $0 as we were not holding any publicly traded portfolio companies that were not subject to other sales restrictions. As of December 31, 2020, this balance was $0 as we were not holding any publicly traded portfolio companies.
(2)As of March 31, 2021, this balance represents our shares of common stock in Coursera, Inc. that were subject to certain lock-up restrictions. As of December 31, 2020, this balance represented our shares of common stock in Palantir Technologies, Inc. that were subject to certain lock-up restrictions.

During the three months ended March 31, 2021, cash increased to $165,699,565 from $45,793,724 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our investment in Palantir Technologies, Inc. and

Palantir Lending Trust SPV I, offset by cash used to purchase investments, pay dividends, redeem convertible notes, and cash used for our operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2021 is as follows:

	Payments Due By Period ( in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease liability	0.6	0.2	0.3	0.1	—

Share Repurchase Program

During the three months ended March 31, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program. As of March 31, 2021, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $9.6 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see “Note 5—Common Stock”.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances & Debt Capital Activities

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the "Initial Sales Agreement"), with BTIG, LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc. (collectively, the "Agents"). Under the Initial Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50.0 million in aggregate amount of shares of its common stock (the "Shares") from time to time through the Agents or to them as principal for their own account (the "ATM Program"). On September 23, 2020, the Company increased the maximum amount of Shares to be sold through the ATM Program to $150.0 million from $50.0 million. In connection with the upsize of the ATM Program to $150.0 million, the Company entered into the Amendment No. 1 to the At-the-Market Sales Agreement, dated September 23, 2020, with the Agents. The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

During the three months ended March 31, 2021, the Company did not issue or sell any shares under the ATM Program. As of March 31, 2021, up to $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of March 31, 2021 for more information regarding the ATM Program.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, which bore interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. We received approximately $38.2 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 4.75% Convertible Senior Notes due 2023 had a maturity date of March 28, 2023, unless previously repurchased or converted in accordance with their terms. We did not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021.

On March 29, 2021, the Company redeemed $0.3 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023 at a redemption price equal to 100% of their principal amount ($1,000 per convertible note), plus accrued and unpaid interest thereon, which amounted to approximately $0.8 million. As a result of this redemption and prior conversions of the 4.75% Convertible Senior Notes due 2023 into shares of our common stock by the holders thereof, the 4.75% Convertible Senior Notes due 2023 were no longer outstanding as of March 29, 2021.

For the three months ended March 31, 2021 the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021.

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2021 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2021. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Fiscal 2021:
January 26, 2021(9)	February 5, 2021	February 19, 2021	0.25
March 8, 2021(10)	March 30, 2021	April 15, 2021	0.25
Total			$4.49
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
(9) All of the $4,981,131 distribution paid on February 19, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.
(10) All of the $6,051,304 distribution paid on April 15, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements as of March 31, 2021 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2021 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of March 31, 2021 for more information.

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

As of March 31, 2021, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2020 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the three months ended March 31, 2021, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors, which the FCA subsequently confirmed on March 5, 2021. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities, if any. If we are unable to do so, amounts drawn under our credit facilities (if any) may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2021 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2021	—	$—	—	$9,617,312
February 1 through February 28, 2021	—	—	—	9,617,312
March 1 through March 31, 2021	16,610	11.91	—	9,617,312
Total	16,610		—

During the three months ended March 31, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program.

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the year ended December 31, 2020, the Company repurchased 1,655,848 shares of the Company’s common stock pursuant to the Share Repurchase Program. As of March 31, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.
(2)Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.     Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
10.1	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between SuRo Capital Corp. and Mark D. Klein*
10.2	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between SuRo Capital Corp. and Allison Green*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

SURO CAPITAL CORP.

Date:	May 6, 2021	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)