Form 10-Q
period 2021-06-30
SURO CAPITAL CORP.
filed 2021-08-06
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

The issuer had 26,555,823 shares of common stock, $0.01 par value per share, outstanding as of August 6, 2021.

SURO CAPITAL CORP.

i

PART I

FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $130,649,196 and $105,339,169, respectively)	$259,784,163	$249,804,803
Non-controlled/affiliate investments (cost of $45,355,713 and $53,865,346, respectively)	43,317,863	30,165,773
Controlled investments (cost of $12,514,227 and $7,161,412, respectively)	6,256,374	809,198
Total Portfolio Investments	309,358,400	280,779,774
Investments in U.S. Treasury bills (cost of $0 and $150,000,000, respectively)	—	150,000,000
Total Investments (cost of $188,519,136 and $316,365,927, respectively)	309,358,400	430,779,774
Cash	130,061,049	45,793,724
Receivable for unsettled trades	268,479	—
Deposits	50,000	—
Escrow proceeds receivable	852,433	852,462
Interest and dividends receivable	201,863	166,998
Deferred financing costs	285,814	297,196
Prepaid expenses and other assets(1)	719,892	985,550
Total Assets	441,797,930	478,875,704
LIABILITIES
Accounts payable and accrued expenses(1)	2,124,334	762,312
Accrued interest payable	—	453,803
Dividends payable	80,867	4,395,229
Payable for securities purchased	—	134,250,000
Income tax payable	—	35,850
4.75% Convertible Senior Notes due March 28, 2023(2)	—	37,395,437
Total Liabilities	2,205,201	177,292,631
Commitments and contingencies (Notes 7 and 10)
Net Assets	$439,592,729	$301,583,073
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 26,540,743 and 19,914,023 issued and outstanding, respectively)	$265,407	$199,140
Paid-in capital in excess of par	289,932,030	221,802,592
Accumulated net investment loss	(45,071,096)	(40,193,778)
Accumulated net realized gain on investments, net of distributions	73,627,124	5,361,270
Accumulated net unrealized appreciation of investments	120,839,264	114,413,849
Net Assets	$439,592,729	$301,583,073
Net Asset Value Per Share	$16.56	$15.14
See accompanying notes to condensed consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of June 30, 2021, the 4.75% Convertible Senior Notes due March 28, 2023 had been fully converted into the Company's common stock or redeemed in cash by the Company. As of December 31, 2020, the 4.75% Convertible Senior Notes due March 28, 2023 (effective interest rate of 5.57%) had a face value $38,215,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$145,851	$61,126	$312,696	$216,211
Dividend income	128,969	—	150,844	50,000
Non-controlled/affiliate investments:
Interest income/(reversal of accrued interest)	—	(49,612)	—	(29,184)
Dividend income	—	30,000	102,632	56,250
Controlled investments:
Dividend income	—	200,000	—	200,000
Total Investment Income	274,820	241,514	566,172	493,277
OPERATING EXPENSES
Compensation expense	1,345,892	3,005,524	2,639,202	3,930,440
Directors’ fees	111,250	111,250	222,500	222,500
Professional fees	529,524	678,472	1,502,683	1,817,838
Interest expense	—	568,627	504,793	1,142,027
Income tax expense	7,598	39,590	9,623	48,255
Other expenses	323,556	505,439	564,689	1,004,158
Total Operating Expenses	2,317,820	4,908,902	5,443,490	8,165,218
Net Investment Loss	(2,043,000)	(4,667,388)	(4,877,318)	(7,671,941)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	27,658,812	(23,987)	139,811,330	6,954,253
Net Realized Gain/(Loss) on Investments	27,658,812	(23,987)	139,811,330	6,954,253
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(12,065,362)	24,821,654	(15,330,669)	7,276,832
Non-controlled/affiliate investments	19,817,253	1,569,843	21,661,723	(8,505,571)
Controlled investments	(10,639)	130,698	94,361	85,000
Net Change in Unrealized Appreciation/(Depreciation) of Investments	7,741,252	26,522,195	6,425,415	(1,143,739)
Net Change in Net Assets Resulting from Operations	$33,357,064	$21,830,820	$141,359,427	$(1,861,427)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$1.32	$1.33	$6.17	$(0.11)
Diluted(1)	$1.32	$1.10	$5.74	$(0.11)
Weighted-Average Common Shares Outstanding
Basic	25,334,482	16,383,188	22,923,943	16,912,091
Diluted(1)	25,334,482	20,300,980	24,732,256	16,912,091
See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________________
(1)    For the three months ended June 30, 2021, there were no potentially dilutive securities outstanding. For the three months ended June 30, 2020, no potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, 0 and 3,917,792, respectively, potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Net Assets at Beginning of Year	$301,583,073	$199,917,289

Change in Net Assets Resulting from Operations
Net investment loss	(2,834,318)	(3,004,553)
Net realized gains on investments	112,152,518	6,978,240
Net change in unrealized depreciation of investments	(1,315,837)	(27,665,934)
Net Change in Net Assets Resulting from Operations	108,002,363	(23,692,247)
Distributions
Dividends declared	(11,032,436)	—
Total Distributions	(11,032,436)	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	37,259,819	—
Stock-based compensation	148,802	—
Repurchases of common stock	—	(3,709,244)
Net Change in Net Assets Resulting from Capital Transactions	37,408,621	(3,709,244)
Total Change in Net Assets	134,378,548	(27,401,491)
Net Assets at March 31	$435,961,621	$172,515,798

Change in Net Assets Resulting from Operations
Net investment loss	$(2,043,000)	$(4,667,388)
Net realized gain/(loss) on investments	27,658,812	(23,987)
Net change in unrealized appreciation of investments	7,741,252	26,522,195
Net Change in Net Assets Resulting from Operations	33,357,064	21,830,820
Distributions
Dividends declared	(60,513,038)	—
Total Distributions	(60,513,038)	—
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	261,746	1,962,431
Issuance of common stock from stock dividend	30,525,336	—
Repurchases of common stock	—	(3,616,608)
Net Change in Net Assets Resulting from Capital Transactions	30,787,082	(1,654,177)
Total Change in Net Assets	3,631,108	20,176,643
Net Assets at June 30	$439,592,729	$192,692,441

Capital Share Activity
Shares outstanding at beginning of year	19,914,023	17,564,244
Issuance of common stock under restricted stock plan	193,385	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	4,097,808	—
Issuance of common stock from stock dividend	2,335,527	—
Shares repurchased	—	(1,284,565)
Shares Outstanding at End of Period	26,540,743	16,279,679
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$141,359,427	$(1,861,427)
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(139,811,330)	(6,954,253)
Net change in unrealized (appreciation)/depreciation of investments	(6,425,415)	1,143,739
Amortization of discount on 4.75% Convertible Senior Notes due 2023	76,925	188,022
Stock-based compensation(1)	410,548	1,962,431
Adjustments to escrow proceeds receivable	2,653	75,840
Forfeited interest on 4.75% Convertible Senior Notes due 2023	102,917	—
Purchases of investments in:
Portfolio investments	(39,362,863)	(12,555,520)
U.S. Treasury bills	—	(150,000,167)
Proceeds from sales or maturity of investments in:
Portfolio investments	157,018,332	10,876,621
U.S. Treasury bills	150,000,000	100,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	265,658	558,222
Interest and dividends receivable	(34,865)	14,356
Receivable for unsettled trades	(268,479)	—
Escrow proceeds receivable	29	198,168
Deposits	(50,000)	—
Payable for securities purchased	(134,250,000)	44,752,951
Accounts payable and accrued expenses	1,362,022	789,296
Payable to executive officers	—	(1,369,873)
Income tax payable	(35,850)	38,965
Accrued interest payable	(453,803)	—
Net Cash Provided by/(Used in) Operating Activities	129,905,906	(12,142,629)
Cash Flows from Financing Activities
Repurchases of common stock	—	(7,325,852)
Cash dividends paid	(45,334,391)	(2,107,709)
Cash paid for fractional shares	(213)	—
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—
Deferred offering costs	(13,977)	—
Net Cash Used in Financing Activities	(45,638,581)	(9,433,561)

Total Increase/(Decrease) in Cash Balance	84,267,325	(21,576,190)
Cash Balance at Beginning of Year	45,793,724	44,861,263
Cash Balance at End of Period	130,061,049	23,285,073

Supplemental Information:
Interest paid	794,206	957,607
Taxes paid	45,473	9,290
See accompanying notes to condensed consolidated financial statements.

__________________________________________________________________________________________________________________________
(1)    For the three and six months ended June 30, 2020, $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11—Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Coursera, Inc.**	Mountain View, CA
Common shares(3)(13)	Online Education	6/9/2013	2,346,271	$13,525,007	$87,249,372	19.85%
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	45,055,689	10.25%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,999,995	1.14%
Preferred shares, Series C		10/27/2020	261,944	10,002,919	9,999,974	2.27%
Total				15,003,342	14,999,969	3.41%
Nextdoor, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,002,666	14,443,406	3.29%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	New York, NY
Common shares***(16)	Cannabis REIT	8/12/2019	446,226	9,009,952	11,155,650	2.54%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	10,438,271	2.37%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	481,312	0.11%
Total				1,283,005	10,919,583	2.48%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	6,543,018	1.49%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	3,421,076	0.78%
Convertible Promissory Note 14% Due 1/30/2024***		11/30/2020	$521,112	524,057	547,831	0.12%
Total				5,526,777	10,511,925	2.39%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,780,580	2,779,550	0.63%
Preferred shares, Investec series		6/9/2021	144,409	7,223,125	7,220,450	1.64%
Total				10,003,705	10,000,000	2.27%
Forge Global, Inc.(12)	San Francisco, CA
Common shares, Class AA	Online Marketplace Finance	7/20/2011	614,042	123,987	7,624,437	1.73%
Junior Preferred shares		7/19/2011	160,534	2,259,716	1,993,319	0.45%
Junior Preferred warrants, Strike Price $12.42, Expiration Date 11/9/2025		7/19/2011	73,695	—	282,251	0.06%
Total				2,383,703	9,900,007	2.24%
Skillsoft Corp.**	Nashua, NH
Common shares(3)(20)	Online Education	6/8/2021	1,000,000	10,000,000	9,259,000	2.11%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	0.80%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.80%
Total				7,003,318	6,999,992	1.60%
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	Seattle, WA
Common shares	Peer-to-Peer Pet Services	11/3/2014	707,990	2,506,119	6,109,994	1.39%
Rent the Runway, Inc.	New York, NY
Preferred shares, Series G	Subscription Fashion Rental	6/17/2020	339,191	5,153,945	6,011,253	1.37%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	0.79%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.12%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	121,978	0.03%
Total				10,513,661	4,113,331	0.94%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Chicago, IL
Preferred shares, Series A	Real Estate Platform	12/23/2020	150,000	$1,500,000	$1,588,500	0.36%
Term loan 15%, Due 12/23/2023***(14)		12/23/2020	$2,500,000	2,500,000	2,500,000	0.57%
Total				4,000,000	4,088,500	0.93%
Clever, Inc.	San Francisco, CA
Preferred shares, Series B 8%	Education Software	12/5/2014	1,799,047	2,000,601	3,013,853	0.69%
Aventine Property Group, Inc.(11)	Chicago, IL
Common shares***(11)	Cannabis REIT	1/1/2021	312,500	2,580,750	2,100,000	0.48%
Palantir Lending Trust SPV I **(10)	Palo Alto, CA
Equity Participation in Underlying Collateral(3)	Data Analysis	6/19/2020	—	—	1,561,278	0.36%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,002,720	1,000,000	0.23%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	791,361	0.18%
Churchill Sponsor VII LLC(18)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.05%
Warrant units		2/25/2021	277,000	94,180	94,180	0.02%
Total				300,000	300,000	0.07%
Churchill Sponsor VI LLC(17)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.03%
Warrant units		2/25/2021	199,100	65,703	65,703	0.01%
Total				200,000	200,000	0.04%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.(11)	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$130,649,196	$259,784,163	59.11%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	9/11/2019	683,482	$2,414,178	$5,324,325	1.21%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	2,299,496	0.52%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	7,186,345	1.63%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	8,498,181	1.93%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	3,895,000	0.89%
Total				10,945,024	27,203,347	6.18%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	257,267	519,169	0.12%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,541,426	1.26%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,408,626	0.78%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	175,817	0.04%
Total				6,387,741	9,645,038	2.20%
CUX, Inc. (d/b/a CorpU)	Philadelphia, PA
Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(4)	Corporate Education	11/26/2014	$1,251,158	1,256,191	1,337,276	0.30%
Convertible preferred shares, Series D 6%		5/31/2013	169,033	778,607	1,157,458	0.26%
Convertible preferred shares, Series C 8%		3/29/2012	615,763	2,006,077	1,128,552	0.26%
Total				4,040,875	3,623,286	0.82%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	8,555,124	2,299,843	0.52%
Convertible Promissory Note 8% Due 8/23/2024(4)(9)		2/17/2016	$1,010,198	1,030,176	505,099	0.11%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	27,500	0.01%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 7/18/2021		7/8/2016	250,000	74,380	6,250	0.01%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	7,500	0.01%
Total				9,764,414	2,846,192	0.66%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$45,355,713	$43,317,863	9.86%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
Colombier Sponsor LLC(19)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	$1,556,587	$1,554,355	0.35%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,488	0.26%
Total				2,715,737	2,711,843	0.61%
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV(15)	Mobile Finance Technology	3/23/2021	$2,630,333	2,637,078	2,630,333	0.60%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(8)	Clean Technology	4/15/2014	14,300,000	7,151,412	914,198	0.21%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	914,198	0.21%

Total Controlled				$12,514,227	$6,256,374	1.42%

Total Portfolio Investments				$188,519,136	$309,358,400	70.39%

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
**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2021, 35.78% of its total investments are non-qualifying assets.
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

(4)As of June 30, 2021, the investments noted had been placed on non-accrual status.

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

(9)On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(10)As of June 30, 2021, 612,290 unrestricted Class A common shares remain in Palantir Lending Trust SPV I.

(11)On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc. During the six months ended June 30, 2021, Aventine Property Group, Inc. declared an aggregate of $43,750 in dividend distributions. SuRo Capital Corp. does not anticipate that Aventine Property Group, Inc. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(12)On November 9, 2020, SharesPost, Inc. completed its merger with Forge Global, Inc. As part of the merger, SuRo Capital Corp. received $0.7 million in Class AA Common shares and Junior Preferred shares currently being held in escrow. We expect to receive the proceeds held in escrow in 2021.

(13)On March 31, 2021, Coursera, Inc. went public via an initial public offering on the New York Stock Exchange. Under the terms of the initial public offering, as disclosed in Coursera, Inc.'s Amendment No. 1 to Form S-1 Registration Statement, 25% of SuRo Capital Corp.'s common shares in Coursera Inc. became freely tradeable on May 11, 2021 after certain pricing conditions were met, while the remaining 75% were subject to sales restrictions and are not eligible for sale until the earlier of 180 days following the date of Coursera's prospectus, and the third business day following the filing of Coursera, Inc.'s second quarter 2021 Form 10-Q in 2021. As of June 30, 2021, SuRo Capital Corp. holds 2,346,271 public shares of Coursera, Inc. common stock, all of which are subject to certain lock-up restrictions.

(14)As of June 30, 2021, approximately $0.7 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.5 million repaid a portion of the outstanding principal and approximately $0.2 million was attributed to interest.

(15)As of June 30, 2021, $2.6 million of the $10.0 million capital commitment representing our Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(16)During the six months ended June 30, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.2 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(17)Churchill Sponsor VI LLC is the sponsor of Churchill Capital Corp VI, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(18)Churchill Sponsor VII LLC is the sponsor of Churchill Capital Corp VII, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(19)Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(20)On June 11, 2021, the Company executed a private investment in public equity transaction, through Churchill Capital Corp. II, a special purpose acquisition company, in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. Under the terms of Skillsoft Corp.'s Amendment No.1 to Form S-1 Registration Statement, all of SuRo Capital Corp.'s common shares in Skillsoft Corp. will be freely tradeable at the time of share registration.

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
June 30, 2021

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

The table below displays the Company’s subsidiaries as of June 30, 2021, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes, except for SuRo Capital Sports, LLC, which is subject to pass-through tax treatment. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
June 30, 2021
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
June 30, 2021

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
June 30, 2021
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
June 30, 2021
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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2021 and December 31, 2020, for details regarding the nature and composition of the Company’s investment portfolio.

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
June 30, 2021
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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. As of June 30, 2021 and December 31, 2020, the Company had $852,433 and $852,462, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of June 30, 2021 and December 31, 2020, the Company had deferred financing costs of $285,814 and $297,196, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2021	December 31, 2020
Deferred credit facility costs	$—	$11,382
Deferred offering costs	285,814	285,814
Deferred Financing Costs	$285,814	$297,196

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of June 30, 2021 and December 31, 2020, the Company had no material escrow deposits.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Recently Issued or Adopted Accounting Standards

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which made various technical changes and corrections intended to provide clarifications to existing guidance, as well as simplifications to wording or structure of existing guidance. The Company adopted the modified disclosure requirements during the period ended June 30, 2021.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021

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

For the three and six months ended June 30, 2020, the Company incurred $208,333 and $416,667, respectively, of consulting expense related to the Consulting Agreement.

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

For the three and six months ended June 30, 2020, the Company incurred $208,333 and $416,666, respectively, of licensing expense, as included in "other expenses" on the Consolidated Statements of Operations, related to the Amended and Restated License Agreement.

Other Arrangements

The Company’s executive officers and directors serve or may serve as officers, directors, or managers of entities that operate in a line of business similar to the Company’s, including new entities that may be formed in the future. Accordingly,

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp VI, a special purpose acquisition company, constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, our Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp VII, a special purpose acquisition company, also constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VII. The Company's investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., one of the Company’s portfolio companies, and holds a minority equity interest in such portfolio company. Ms. Findley also is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, one of the Company’s portfolio companies, and holds a minority equity interest in such investment manager. In addition, Keri Findley and Claire Councill, an investment professional of the Company, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company's portfolio companies. As of June 30, 2021, the fair values of the Company’s investments in Churchill Sponsor VI LLC, Churchill Sponsor VII LLC, Shogun Enterprises, Inc., Architect Capital PayJoy SPV, LLC, Colombier Sponsor LLC, and Skillsoft Corp. were $200,000, $300,000, $6,999,992, $2,630,333, $2,711,843, and $9,259,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of June 30, 2021, the Company had 66 positions in 34 portfolio companies. As of December 31, 2020, the Company had 57 positions in 27 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$91,202,272	$149,792,174	34.1%	$89,335,378	$141,235,987	46.9%
Common Stock	54,617,598	48,737,842	11.1%	46,802,917	34,190,839	11.3%
Debt Investments	8,087,621	5,396,545	1.2%	8,587,621	4,845,340	1.6%
Options	11,086,638	7,362,189	1.7%	8,764,885	5,872,210	1.9%
Total Private Portfolio Companies	164,994,129	211,288,750	48.1%	153,490,801	186,144,376	61.7%
Publicly Traded Portfolio Companies
Common Stock	23,525,007	96,508,372	21.9%	12,875,126	94,635,398	31.4%
Options	—	1,561,278	0.4%	—	—	—%
Total Publicly Traded Portfolio Companies	23,525,007	98,069,650	22.3%	12,875,126	94,635,398	31.4%
Total Portfolio Investments	188,519,136	309,358,400	70.4%	166,365,927	280,779,774	93.1%
Non-Portfolio Investments
U.S. Treasury bill	—	—	—%	150,000,000	150,000,000	49.7%
Total Investments	$188,519,136	$309,358,400	70.4%	$316,365,927	$430,779,774	142.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
The geographic and industrial compositions of the Company’s portfolio at fair value as of June 30, 2021 and December 31, 2020 were as follows:

	As of June 30, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$237,908,907	76.9%	54.1%	$248,633,803	88.5%	82.4%
Northeast	48,261,001	15.6%	11.0%	24,324,345	8.7%	8.1%
Mid-west	13,188,492	4.3%	3.0%	7,821,626	2.8%	2.6%
International	10,000,000	3.2%	2.3%	—	—%	—%
Total	$309,358,400	100.0%	70.4%	$280,779,774	100.0%	93.1%

	As of June 30, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$158,637,599	51.3%	36.1%	$99,397,589	35.4%	33.0%
Marketplaces	48,681,164	15.7%	11.1%	34,841,714	12.4%	11.6%
Financial Technology	46,917,408	15.2%	10.7%	25,614,522	9.1%	8.5%
Social/Mobile	42,646,753	13.8%	9.7%	22,930,589	8.2%	7.6%
Big Data/Cloud	11,561,278	3.7%	2.6%	97,186,162	34.6%	32.1%
Sustainability	914,198	0.3%	0.2%	809,198	0.3%	0.3%
Total	$309,358,400	100.0%	70.4%	$280,779,774	100.0%	93.1%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Software
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Retail Technology
Marketplaces	Global Innovation Platform
Knowledge Networks
Micromobility
On-Demand Commerce
Peer-to-Peer Pet Services
Pharmaceutical Technology
Real Estate Platform
Subscription Fashion Rental
Financial Technology	Cannabis REIT
Financial Services
Home Improvement Finance
Mobile Finance Technology
Online Marketplace Finance
Retail Technology
Special Purpose Acquisition Company
Social/Mobile	Digital Media Platform
Interactive Media & Services
Social Data Platform
Social Networking
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$149,792,174	$149,792,174
Common Stock	—	—	48,737,842	48,737,842
Debt Investments	—	—	5,396,545	5,396,545
Options	—	—	7,362,189	7,362,189
Private Portfolio Companies	—	—	211,288,750	211,288,750
Publicly Traded Portfolio Companies
Common Stock	—	96,508,372	—	96,508,372
Options	—	1,561,278	—	1,561,278
Publicly Traded Portfolio Companies	—	98,069,650	—	98,069,650
Total Investments at Fair Value	$—	$98,069,650	$211,288,750	$309,358,400

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$141,235,987	$141,235,987
Common Stock	—	—	34,190,839	34,190,839
Debt Investments	—	—	4,845,340	4,845,340
Options	—	—	5,872,210	5,872,210
Private Portfolio Companies	—	—	186,144,376	186,144,376
Publicly Traded Portfolio Companies
Common Stock	—	94,635,398	—	94,635,398
Total Portfolio Investments	—	94,635,398	186,144,376	280,779,774
Non-Portfolio Investments
U.S. Treasury bills	150,000,000	—	—	150,000,000
Total Investments at Fair Value	$150,000,000	$94,635,398	$186,144,376	$430,779,774

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2021 and December 31, 2020. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of June 30, 2021

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$48,737,842	Market approach	AFFO(4) multiple	28.88x (28.88x)
			Revenue multiples	1.91x - 2.21x (0.00x)
			Liquidation value	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	DLOM(6)	10.0% - 15.0% (11.5%)
			Financing Risk	0.0% - 10.0% (7.0%)
Preferred stock in private companies	$149,792,174	Market approach	Revenue multiples	1.36x - 4.17x (2.61x)
			Precedent transactions	N/A
		Discounted cash flow	Discount rate	12.0% (12.0%)
		PWERM(5)	Revenue multiples	1.29x - 3.57x (0.00x)
			Precedent transactions	N/A
			DLOM(6)	0.0% - 10.0% (8.5%)
			Financing Risk	10.0% - 25.0% (16.7%)
Debt investments	$5,396,545	Market approach	Revenue multiples	1.91x - 2.21x (2.06x)
		PWERM(5)	Revenue multiples	N/A
			DLOM(6)	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
			Liquidation value	N/A
Options	$7,362,189	Option pricing model	Term to expiration (Years)	0.01 - 7.11 (5.21)
			Volatility	34.9% - 66.4% (36.6%)
		Discounted cash flow	Discount Rate	12.0% (12.0%)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
________________________
(1)    As of June 30, 2021, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
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
(6)    Discount for Lack of Marketability, or "DLOM"

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
June 30, 2021
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2021 as follows:

	Six Months Ended June 30, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	(10,000,000)	(122,006,079)	—	(1,619,463)	(133,625,542)
Purchases, capitalized fees, and interest	17,814,682	19,226,429	—	2,321,752	39,362,863
Sales/Maturity of investments	(61,675)	(428,571)	(500,000)	—	(990,246)
Realized gains	61,675	428,571	—	—	490,246
Net change in unrealized appreciation/(depreciation) included in earnings	6,732,321	111,335,837	1,051,205	787,690	119,907,053
Fair Value as of June 30, 2021	$48,737,842	$149,792,174	$5,396,545	$7,362,189	$211,288,750
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2021	$6,732,321	$42,511,891	$1,051,205	$1,723,678	$52,019,095
________________________
(1)    During the six months ended June 30, 2021, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Coursera, Inc.	Preferred shares, Series F 8% Preferred shares, Series B 8%	Public Common shares (Level 2)
Churchill Capital Corp. II	Common shares, Class A	Skillsoft Corp. Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2021 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2021	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC–Class W Units(9)	2,700,000	$—	$—	$—	$1,159,150	$—	$(1,662)	$1,157,488	0.26%
Total Options		—	—	—	1,159,150	—	(1,662)	1,157,488	0.26%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(4)	14,300,000	—	809,198	—	—	—	105,000	914,198	0.21%
Total Preferred Stock		—	809,198	—	—	—	105,000	914,198	0.21%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC–Membership Interest in Lending SPV**(7)	2,630,333	—	—	—	2,637,078	—	(6,745)	2,630,333	0.60%
Special Purpose Acquisition Company
Colombier Sponsor LLC–Class B Units(9)	1,976,033	—	—	—	1,556,587	—	(2,232)	1,554,355	0.35%
Total Common Stock		—	—	—	4,193,665	—	(8,977)	4,184,688	0.95%
TOTAL CONTROLLED INVESTMENTS*(2)		$—	$809,198	$—	$5,352,815	$—	$94,361	$6,256,374	1.42%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(3)	$1,251,158	$—	$312,790	$—	$—	$—	$1,024,486	$1,337,276	0.30%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2021	Percentage of Net Assets
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$505,099	0.11%
Total Debt Investments		—	817,889	—	—	—	1,024,486	1,842,375	0.41%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	169,033	—	73,882	—	—	—	1,083,576	1,157,458	0.26%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	615,763	—	—	—	—	—	1,128,552	1,128,552	0.26%
Total Corporate Education		—	73,882	—	—	—	2,212,128	2,286,010	0.52%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	1,865,547	—	—	—	3,458,778	5,324,325	1.21%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	3,350,952	—	—	—	3,835,393	7,186,345	1.63%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	2,824,679	—	—	—	5,673,502	8,498,181	1.93%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	1,294,645	—	—	—	2,600,355	3,895,000	0.89%
Total Digital Media Platform		—	9,335,823	—	—	—	15,568,028	24,903,851	5.66%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	440,515	—	—	—	78,654	519,169	0.12%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	4,804,218	—	—	—	737,208	5,541,426	1.26%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	2,625,365	—	—	—	783,261	3,408,626	0.78%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	88,248	—	—	—	87,569	175,817	0.04%
Total Interactive Learning		—	7,958,346	—	—	—	1,686,692	9,645,038	2.20%
Total Preferred Stock		—	17,368,051	—	—	—	19,466,848	36,834,899	8.38%
Options
Digital Media Platform
OzyMedia, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	762,558	—	—	—	1,536,938	2,299,496	0.52%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2021	Percentage of Net Assets
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-3 - Strike Price $1.33, Expiration Date 4/4/2021	—	$—	$4,687	$—	$—	$—	$(4,687)	$—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	65,000	—	—	—	(37,500)	27,500	0.01%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	250,000	—	27,500	—	—	—	(21,250)	6,250	0.01%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	9,250	—	—	—	(1,750)	7,500	0.01%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,173,148	—	—	—	126,695	2,299,843	0.52%
Total Global Innovation Platform		—	2,279,585	—	—	—	61,508	2,341,093	0.55%
Total Options		—	3,042,143	—	—	—	1,598,446	4,640,589	1.07%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—%
Cannabis REIT
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)–Common shares***(8)	—	102,632	8,937,690	(9,009,952)	500,319	—	(428,057)	—	—%
Total Common Stock		102,632	8,937,690	(9,009,952)	500,319	—	(428,057)	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$102,632	$30,165,773	$(9,009,952)	$500,319	$—	$21,661,723	$43,317,863	9.86%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2021, 35.78% of its total investments are non-qualifying assets.

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

(3)    As of June 30, 2021, the investments noted had been placed on non-accrual status.

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

(5)    SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)    On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(7)     As of June 30, 2021, $2.6 million of the $10.0 million capital commitment representing our Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(8)     During the six months ended June 30, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.2 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(9)    Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021

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
June 30, 2021

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
June 30, 2021

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
June 30, 2021
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

During the three and six months ended June 30, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. During the three and six months ended June 30, 2020, the Company repurchased 594,637 and 1,284,565 shares, respectively, of the Company's common stock. As of June 30, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.

Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted under the Amended & Restated 2019 Equity Incentive Plan (as defined herein).

Dividend Paid in Common Stock

On May 4, 2021, the Company's Board of Directors declared a dividend of $2.50 per share that was paid on June 30, 2021 to stockholders of record as of the close of business on May 18, 2021. The ex-dividend date was May 17, 2021. The dividend was paid in cash and shares of the Company's common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders was limited to no more than 50% of the total dividend paid to all stockholders. The total dividend amount paid to all stockholders consisted of approximately $30.0 million in cash and 2,335,527 in shares of common stock issued.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

Conversion of 4.75% Convertible Senior Notes due 2023

During the three and six months ended June 30, 2021, the Company issued 0 and 4,097,808 shares, respectively, of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the three and six months ended June 30, 2020, the Company did not convert any of the principal of the 4.75% Convertible Senior Notes due 2023 into shares. Refer to “Note 10—Debt Capital Activities” for more detail regarding conversion terms.

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

During the three and six months ended June 30, 2021, the Company did not issue or sell shares under the ATM Program. As of June 30, 2021, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program.

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
June 30, 2021
NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per common share–basic:
Net change in net assets resulting from operations	$33,357,064	$21,830,820	$141,359,427	$(1,861,427)
Weighted-average common shares–basic	25,334,482	16,383,188	22,923,943	16,912,091
Earnings per common share–basic	$1.32	$1.33	$6.17	$(0.11)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$33,357,064	$21,830,820	$141,359,427	$(1,861,427)
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	569,011	501,065	—
Net change in net assets resulting from operations, as adjusted	$33,357,064	$22,399,831	$141,860,492	$(1,861,427)
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	3,917,792	1,808,313	—
Weighted-average common shares outstanding–diluted	25,334,482	20,300,980	24,732,256	16,912,091
Earnings per common share–diluted	$1.32	$1.10	$5.74	$(0.11)
______________________
(1)     For the three months ended June 30, 2021, there were no potentially dilutive securities outstanding. For the three months ended June 30, 2020, no potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, 0 and 3,917,792, respectively, potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2021 and December 31, 2020, the Company had $9,369,667 and $10,000,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of June 30, 2021, the Company booked a right of use asset and operating lease liability of $553,829 on the Condensed Consolidated Statement of Assets and Liabilities. As of December 31, 2020, the Company booked a right of use asset and operating lease liability of $633,736 on the Condensed Consolidated Statement of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended June 30, 2021 and 2020, the Company incurred

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
$46,321 and $43,319, respectively, of operating lease expense. For the six months ended June 30, 2021 and 2020, the Company incurred $92,045 and $87,720, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of June 30, 2021, the remaining lease term was 3.1 years and the discount rate was 3.00%. As of December 31, 2020, the remaining lease term was 3.6 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of June 30, 2021:

For the Years Ended December 31,	Amount
2021	$91,005
2022	185,194
2023	190,750
2024	113,603
2025	—
$580,552

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per Basic Share Data
Net asset value at beginning of the year	$18.01	$10.22	$15.14	$11.38
Net investment loss(1)	(0.07)	(0.28)	(0.21)	(0.45)
Net realized gain on investments(1)	0.63	—	6.10	0.41
Net change in unrealized appreciation/(depreciation) of investments(1)	0.32	1.62	0.26	(0.07)
Dividends declared	(2.50)	—	(3.00)	—
Issuance of common stock from stock dividend	0.16	—	0.16	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	—	(1.91)	—
Repurchase of common stock	—	0.16	—	0.45
Stock-based compensation(1)	0.01	0.12	0.02	0.12
Net asset value at end of period	$16.56	$11.84	$16.56	$11.84
Per share market value at end of period	$13.49	$8.47	$13.49	$8.47
Total return based on market value(2)	40.63%	44.54%	55.57%	29.31%
Total return based on net asset value(2)	5.83%	15.85%	29.19%	4.04%
Shares outstanding at end of period	26,540,743	16,279,679	26,540,743	16,279,679
Ratios/Supplemental Data:
Net assets at end of period	$439,592,729	$192,692,441	$439,592,729	$192,692,441
Average net assets	$425,330,123	$169,877,812	$369,373,984	$184,435,968
Ratio of net operating expenses to average net assets(3)	2.19%	8.19%	2.97%	7.83%
Ratio of net investment loss to average net assets(3)	(1.93)%	(7.61)%	(2.66)%	(7.29)%
Portfolio Turnover Ratio	10.20%	—%	13.64%	5.88%
__________________
(1)Based on weighted-average number of shares outstanding for the relevant period.
(2)Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Significant and material non-recurring expenses are not annualized. For the three and six months ended June 30, 2021, the Company excluded $0 and $0 of non-recurring expenses, respectively. For the three and six months ended June 30, 2020, the Company excluded $1,962,431 and $1,962,431 of non-recurring expenses, respectively. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

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

During the three and six months ended June 30, 2021, the Company declared distributions of $2.50 and $3.00, respectively, per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2021, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

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
June 30, 2021
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

As of June 30, 2021 and December 31, 2020, the Company recorded a deferred tax liability of $0. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2017–2020 and 2016–2020, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2021, there were no material interest or penalties incurred related to uncertain tax positions.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

During the three and six months ended June 30, 2021, the Company issued 0 and 4,097,808 shares, respectively, of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the three and six months ended June 30, 2020, the Company did not convert any of the principal of the 4.75% Convertible Senior Notes due 2023 into shares.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2021	December 31, 2020
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$38,215,000	$40,000,000
Conversion of 4.75% Convertible Senior Notes due 2023	(37,925,000)	(1,785,000)
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—
Direct deduction of deferred debt issuance costs	—	(819,563)
4.75% Convertible Senior Notes due 2023 Payable	$—	$37,395,437

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
Western Alliance Bank Credit Facility

The Credit Facility (defined below) matured on May 31, 2019 and was no longer outstanding as of such date. There were no borrowings by the Company from the Credit Facility during the three and six months ended June 30, 2021 and the year ended December 31, 2020.

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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of June 30, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019 and was no longer outstanding as of such date.

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
June 30, 2021
Cancellation of Stock Option Awards Under 2019 Equity Incentive Plan

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment pursuant to an option cancellation agreement (the "Option Cancellation Agreement"). As a result, there are no stock option awards outstanding under the 2019 Equity Incentive Plan. In accordance with FASB ASC 718, Compensation – Stock Compensation ("ASC 718") all unrecognized compensation cost related to still unvested shares was recognized as of the date of cancellation. For more information, including a description of the Option Cancellation Agreement, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such description of the Option Cancellation Agreement is qualified in its entirety by reference to the text of such Option Cancellation Agreement filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 8, 2020.

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of June 30, 2021 and December 31, 2020	—

For the three and six months ended June 30, 2021, the amount of cash received from the exercise of stock options was $0. As of June 30, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

During the six months ended June 30, 2021, the Company granted 10,500 restricted shares to non-executive employees pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 1 year. The Company also granted 182,885 restricted shares to the Company's officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years with 1/3 vesting on February 10, 2022, 1/3 vesting on February 10, 2023, and the remaining 1/3 vesting on February 10, 2024. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the six months ended June 30, 2021 were approximately $3,080,886 in the aggregate.

As of June 30, 2021, there were approximately $3,208,199 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the six months ended June 30, 2021 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2020	21,760
Granted	193,385
Forfeited	—
Expired	—
Outstanding as of June 30, 2021	215,145
Vested as of June 30, 2021	—

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2021 through August 6, 2021, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Net Proceeds	Realized Gain
Residential Homes for Rent, LLC (d/b/a Second Avenue)(1)	7/22/2021	$114,583	$—
		$114,583	$—
_________________________________
(1)Subsequent to June 30, 2021, $114,583 has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $83,333 repaid a portion of the outstanding principal and $31,250 was attributed to interest.

From July 1, 2021 through August 6, 2021, the Company funded investments in an aggregate amount of $5,250,002 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Architect Capital PayJoy SPV, LLC(1)	Membership Interest in Lending SPV	Various	$2,500,000
AltC Sponsor LLC(2)	Share Units & Private Placement Share Units	7/21/2021	$250,000
PayJoy, Inc.	Preferred Shares	7/23/2021	$2,500,002
			$5,250,002
__________________
(1)As of August 6, 2021, $5.1 million of the $10.0 million capital commitment representing our Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.
(2)AltC Sponsor LLC is the sponsor of AltC Acquisition Corp, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. The Company's investment in AltC Sponsor LLC constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company's Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp.

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

Dividends

On August 3, 2021, the Company’s Board of Directors declared a dividend of $2.25 per share payable on September 30, 2021 to stockholders of record as of the close of business on August 18, 2021. The ex-dividend date is August 17, 2021. The dividend will be paid in cash or shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to no more than 50% of the total dividend to be paid to all stockholders. The number of shares of the Company’s common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of the Company’s common stock on the Nasdaq Capital Market on August 11, 12, and 13, 2021, less $2.25 to reflect the declared dividend.

This dividend is being made in accordance with certain applicable Treasury regulations and guidance issued by the IRS that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
certain requirements are satisfied. For additional information, please refer to "Certain Information Regarding the Dividends" in the Company's press release dated August 4, 2021 included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2021.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office. As of August 6, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended June 30, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X. As of June 30, 2021, the Company had investments in at least one portfolio company considered to be a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g).

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

As a result of the new definition of a “significant subsidiary” set forth in Rule 1-02(w)(2), the Company’s three controlled companies as of June 30, 2021, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, do not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended June 30, 2020 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

Recent COVID-19 Developments

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the markets in which the Company primarily operates. As of the three months ended June 30, 2021, and subsequent to June 30, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office. As of August 6, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended June 30, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Six Months Ended June 30, 2021

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2021, of all of our portfolio investments was $309,358,400.

During the six months ended June 30, 2021, we funded investments in an aggregate amount of $39,342,140 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(2)	Common Share Units & Warrant Units	2/25/2021	200,000
Churchill Sponsor VII LLC(3)	Common Share Units & Warrant Units	2/25/2021	300,000
Shogun Enterprises, Inc.(4)	Preferred Shares, Series B-1 & Series B-2	2/26/2021	6,999,992
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity ("SAFE")	3/25/2021	1,000,000
Churchill Capital Corp. II(5)	Common Shares, Class A	6/8/2021	10,000,000
Trax Ltd.	Common Shares & Investec Preferred Shares	6/9/2021	10,000,000
Blink Health, Inc.	Preferred Shares, Series C	6/28/2021	4,999,987
Architect Capital PayJoy SPV, LLC(6)	Membership Interest in Lending SPV	Various	2,630,333
Colombier Sponsor LLC(7)	Class B Units & Class W Units	Various	2,711,842
Total			$39,342,140
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
(5)On June 11, 2021, the Company executed a private investment in public equity transaction, through Churchill Capital Corp. II, a special purpose acquisition company, in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. This investment constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, and is a non-controlling board member of Churchill Capital Corp II.
(6)As of June 30, 2021, $2.6 million of the $10.0 million capital commitment representing our Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded. Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC and holds a minority equity interest in such investment manager.
(7)Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Keri Findley, a senior managing director of the Company, and Claire Councill, an investment professional of the Company, are non-controlling members of the board of directors of Colombier Acquisition Corp.

    During the six months ended June 30, 2021, we capitalized fees of $20,723.

    During the six months ended June 30, 2021, we exited or received proceeds from investments in an amount of $157,230,033, net of transaction costs, and realized a net gain on investments of $139,811,330 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Net Proceeds	Realized Gain(1)
Palantir Technologies, Inc.(2)	123,419,184	110,544,068
Palantir Lending Trust SPV I(3)	1,877,083	1,877,083
Residential Homes for Rent, LLC (d/b/a Second Avenue)(4)	711,701	—
SP Holdings Group, Inc.	490,246	490,246
Coursera, Inc.(5)	30,731,819	26,897,290
Total	$157,230,033	$139,808,687
_________________________________
(1)Realized gain does not include adjustments to amounts held in escrow receivable.
(2)As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(3)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of June 30, 2021, 612,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(4)As of June 30, 2021, approximately $0.7 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.5 million repaid a portion of the outstanding principal and approximately $0.2 million was attributed to interest.
(5) As of June 30, 2021, we held 2,346,271 remaining common shares of Coursera, Inc., all of which were subject to lock-up restrictions.

    During the six months ended June 30, 2021, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series A-3 preferred warrants with a strike price of $1.33 expired on April 4, 2021.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

Six Months Ended June 30, 2020

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

Operating results for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Investment Income	$274,820	$241,514	$566,172	$493,277
Interest income	145,851	11,514	312,696	187,027
Dividend income	128,969	230,000	253,476	306,250
Total Operating Expenses	$2,317,820	$4,908,902	$5,443,490	$8,165,218
Compensation expense	1,345,892	3,005,524	2,639,202	3,930,440
Directors’ fees	111,250	111,250	222,500	222,500
Professional fees	529,524	678,472	1,502,683	1,817,838
Interest expense	—	568,627	504,793	1,142,027
Income tax expense	7,598	39,590	9,623	48,255
Other expenses	323,556	505,439	564,689	1,004,158
Net Investment Loss	$(2,043,000)	$(4,667,388)	$(4,877,318)	$(7,671,941)
Net realized gain/(loss) on investments	27,658,812	(23,987)	139,811,330	6,954,253
Net change in unrealized appreciation/(depreciation) of investments	7,741,252	26,522,195	6,425,415	(1,143,739)
Net Change in Net Assets Resulting from Operations	$33,357,064	$21,830,820	$141,359,427	$(1,861,427)

Investment Income

Investment income increased to $274,820 for the three months ended June 30, 2021 from $241,514 for the three months ended June 30, 2020. The net increase between periods was due to an increase in dividend income from Aventine Property Group, Inc. and NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.), and interest income from the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan and Enjoy Technologies, Inc. convertible promissory note. The increase was offset by a decrease in interest income received from Palantir Lending Trust SPV I during the three months ended June 30, 2021, relative to the three months ended June 30, 2020.

Investment income increased to $566,172 for the six months ended June 30, 2021 from $493,277 for the six months ended June 30, 2020. The net increase between periods was due to an increase in dividend income from Aventine Property Group, Inc. and NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.), and interest income from the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan and Enjoy Technologies, Inc. convertible promissory note. The increase was offset by a decrease in dividend income from Treehouse Real Estate Investment Trust, Inc. and SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.), and interest income received from Palantir Lending Trust SPV I during the six months ended June 30, 2021, relative to the six months ended June 30, 2020.

Operating Expenses

Total operating expenses decreased to $2,317,820 for the three months ended June 30, 2021 from $4,908,902 for the three months ended June 30, 2020. The decrease in operating expense was primarily due to the decrease in the recognition of all unvested and unrecognized compensation cost related to the stock-based compensation plan upon cancellation of all outstanding options on April 28, 2020, as well as a decrease in professional fees, interest expense, and other expenses during the three months ended June 30, 2021, relative to the three months ended June 30, 2020.

Total operating expenses decreased to $5,443,490 for the six months ended June 30, 2021 from $8,165,218 for the six months ended June 30, 2020. The decrease in operating expense was primarily due to the decrease in the recognition of all unvested and unrecognized compensation cost related to the stock-based compensation plan upon cancellation of all outstanding options on April 28, 2020, as well as a decrease in professional fees, interest expense, and other expenses during the six months ended June 30, 2021, relative to the six months ended June 30, 2020.

Net Investment Loss

For the three months ended June 30, 2021, we recognized a net investment loss of $2,043,000, compared to a net investment loss of $4,667,388 for the three months ended June 30, 2020. The change between periods resulted from the decrease in operating expenses and an increase in total investment income between periods during the three months ended June 30, 2021, relative to the three months ended June 30, 2020.

For the six months ended June 30, 2021, we recognized net investment loss of $4,877,318, compared to net investment loss of $7,671,941 for the six months ended June 30, 2020. The change between periods resulted from the decrease in operating expenses and an increase in total investment income between periods during the six months ended June 30, 2021, relative to the six months ended June 30, 2020.

Net Realized Gain on Investments

For the three months ended June 30, 2021, we recognized a net realized gain on our investments of $27,658,812, compared to a net realized loss of $23,987 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, we recognized net realized gain on our investments of $139,811,330, compared to net realized gain of $6,954,253 for the six months ended June 30, 2020. The components of our net realized gains on portfolio investments for the six months ended June 30, 2021 and 2020, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2021, we had a net change in unrealized appreciation of $7,741,252. For the three months ended June 30, 2020, we had a net change in unrealized appreciation of $26,522,195. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended June 30, 2021 and 2020.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2021	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2020
Ozy Media, Inc.	$15,713,063	Coursera, Inc.	$15,161,245
Course Hero, Inc.	12,524,875	Course Hero, Inc.	8,595,533
Aspiration Partners, Inc.	7,461,436	SharesPost, Inc.	4,918,421
Enjoy Technology, Inc.	5,856,024	Ozy Media, Inc.	1,965,825
CUX, Inc. (d/b/a CorpU)	3,238,703	Enjoy Technology, Inc.	(1,574,358)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	1,720,327	Treehouse Real Estate Investment Trust, Inc.	(2,311,230)
StormWind, LLC	1,249,114
Clever, Inc.	1,013,852
Aventine Property Group, Inc.(1)	(1,774,427)
Nextdoor, Inc.	(3,470,393)
Coursera, Inc.(1)	(35,614,720)
Other(2)	(176,602)	Other(2)	(233,241)
Total	$7,741,252	Total	$26,522,195
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale, repayment, capital transaction (merger), or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021, we had a net change in unrealized appreciation of $6,425,415. For the six months ended June 30, 2020, we had a net change in unrealized depreciation of $1,143,739. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the six months ended June 30, 2021 and 2020.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2021	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2020
Coursera, Inc.(1)	$37,901,764	Coursera, Inc.	$16,298,940
Ozy Media, Inc.	17,104,966	Course Hero, Inc.	7,557,022
Course Hero, Inc.	9,976,617	SharesPost, Inc.	2,369,329
Aspiration Partners, Inc.	7,461,436	StormWind, LLC	(1,002,854)
A Place for Rover Inc. (f/k/a DogVacay, Inc.)	4,635,116	Palantir Technologies, Inc.	(1,039,264)
Enjoy Technology, Inc.	3,421,109	Enjoy, Inc.	(1,574,359)
CUX, Inc. (d/b/a CorpU)	3,236,614	NestGSV, Inc. (d.b.a. GSV Labs, Inc.)	(2,427,101)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	1,717,642	Treehouse Real Estate Investment Trust, Inc.	(3,103,046)
StormWind, LLC	1,686,692	Ozy Media, Inc.	(4,383,310)
Nextdoor, Inc.	1,611,198	Neutron Holdings, Inc. (d/b/a/ Lime)	(6,515,508)
Clever, Inc.	1,013,852	Parchment, Inc.(1)	(6,895,603)
Rent the Runway, Inc.	1,011,252
Palantir Technologies, Inc.(1)	(81,760,272)
Other(2)	(2,592,571)	Other(2)	(427,985)
Total	$6,425,415	Total	$(1,143,739)
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial sale, repayment, capital transaction (merger), or write-off of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2021 and 2020.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of June 30, 2021 for details regarding activity in our investment portfolio from July 1, 2021 through August 6, 2021.

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

Dividends

On August 3, 2021, the Company’s Board of Directors declared a dividend of $2.25 per share payable on September 30, 2021 to stockholders of record as of the close of business on August 18, 2021. The ex-dividend date is August 17, 2021. The dividend will be paid in cash or shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to no more than 50% of the total dividend to be paid to all stockholders. The number of shares of the Company’s common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of the Company’s common stock on the Nasdaq Capital Market on August 11, 12, and 13, 2021, less $2.25 to reflect the declared dividend.

This dividend is being made in accordance with certain applicable Treasury regulations and guidance issued by the IRS that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided certain requirements are satisfied. For additional information, please refer to "Certain Information Regarding the Dividends" in the Company's press release dated August 4, 2021 included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2021.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to June 30, 2021, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of August 6, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three and six months ended June 30, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under "At-the-Market Offering". On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, the outstanding principal amount of which we redeemed in full on March 29, 2021, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2021.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the six months ended June 30, 2021, our operating expenses were $5,443,490. For the six months ended June 30, 2020, our operating expenses were $8,165,218.

Cash Reserves and Liquid Securities	June 30, 2021	December 31, 2020
Cash	$130,061,049	$45,793,724
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	—	—
Subject to other sales restrictions(2)	96,508,372	94,635,398
Securities of publicly traded portfolio companies	96,508,372	94,635,398
Total Cash Reserves and Liquid Securities	$226,569,421	$140,429,122
_______________________
(1)"Unrestricted securities" represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments. As of June 30, 2021 and December 31, 2020, we were not holding any publicly traded portfolio companies that were not subject to other sales restrictions.
(2)As of June 30, 2021, this balance represents our shares of common stock in Coursera, Inc. and Skillsoft Corp. that were subject to certain lock-up restrictions. As of December 31, 2020, this balance represented our shares of common stock in Palantir Technologies, Inc. that were subject to certain lock-up restrictions.

During the six months ended June 30, 2021, cash increased to $130,061,049 from $45,793,724 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our investment in Palantir Technologies, Inc., Coursera, Inc. and Palantir Lending Trust SPV I, offset by cash used to purchase investments, pay dividends, redeem convertible notes, and cash used for our operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2021 is as follows:

	Payments Due By Period ( in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease liability	0.6	0.2	0.4	0.0	—

Share Repurchase Program

During the three and six months ended June 30, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program. As of June 30, 2021, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $9.6 million. During the three and six months ended June 30, 2020, the Company repurchased 594,637 and 1,284,565 shares, respectively, of the Company's common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see “Note 5—Common Stock”.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three and six months ended June 30, 2021, the Company did not issue or sell any shares under the ATM Program. As of June 30, 2021, up to $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of June 30, 2021 for more information regarding the ATM Program.

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

During the three and six months ended June 30, 2021, the Company issued 0 and 4,097,808 shares, respectively, of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the three and six months ended June 30, 2020, the Company did not convert any of the principal of the 4.75% Convertible Senior Notes due 2023 into shares.

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2021 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2021. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Fiscal 2021:
January 26, 2021(9)	February 5, 2021	February 19, 2021	0.25
March 8, 2021(10)	March 30, 2021	April 15, 2021	0.25
May 4, 2021(11)	May 18, 2021	June 30, 2021	2.50
Total			$6.99
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
(11) The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,335,527 shares of common stock issued in lieu of cash, or approximately 9.6% of our outstanding shares prior to the distribution, as well as cash of $29,987,589. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.07 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on May 12, 13, and 14, 2021. None of the $2.50 per share distribution represented a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements as of June 30, 2021 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2021 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of June 30, 2021 for more information.

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

As of June 30, 2021, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective, in a timely manner, in identifying a computational error used to determine the fair value of our investments in two portfolio company valuations. In connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2021, the fair value of two of our portfolio company valuations in the process of a SPAC merger were found to initially have had misaligned current value per share calculations. The Company believes these errors were isolated and limited to these two portfolio companies, immaterial in nature, and identified and corrected prior to the finalization and approval of our financial statements for the quarter ended June 30, 2021 by the Board of Directors. The correct fair values are reflected in our financial statements for the fiscal quarter ended June 30, 2021.

Accordingly, we believe certain control deficiencies, limited in scope to the valuation of portfolio companies in ongoing SPAC merger negotiations, have been identified related to the delayed prevention, detection, and correction of the error, and will be remediated. Notwithstanding such correction to the financial statements prior to their finalization and management’s identification of such control deficiencies, as part of its review of our internal control over financial reporting, our independent registered public accounting firm advised us, from a technical perspective, that such delayed detection of the errors resulted in a material weakness. Management has taken, and will continue to take, significant and comprehensive action to strengthen the process and controls related to the determination of the fair value of our portfolio companies currently in the process of a SPAC-related merger transaction.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2020 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the three and six months ended June 30, 2021, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors, which the FCA subsequently confirmed on March 5, 2021. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions (the "ARRC"), is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities, if any. If we are unable to do so, amounts drawn under our credit facilities (if any) may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the six months ended June 30, 2021 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2021	—	$—	—	$9,617,312
February 1 through February 28, 2021	—	—	—	9,617,312
March 1 through March 31, 2021	16,610	11.91	—	9,617,312
April 1 through April 30, 2021	—	—	—	9,617,312
May 1 through May 31, 2021	6,738	14.72	—	9,617,312
June 1 through June 30, 2021	—	—	—	9,617,312
Total	23,348		—

During the six months ended June 30, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program.

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and six months ended June 30, 2021, the Company repurchased no shares of the Company's common stock pursuant to the Share Repurchase Program. As of June 30, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.
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

SURO CAPITAL CORP.

Date:	August 6, 2021	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)