Form 10-Q
period 2021-09-30
SURO CAPITAL CORP.
filed 2021-11-04
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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

The issuer had 28,781,016 shares of common stock, $0.01 par value per share, outstanding as of November 4, 2021.

SURO CAPITAL CORP.

i

PART I

FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $148,875,401 and $105,339,169, respectively)	$287,262,944	$249,804,803
Non-controlled/affiliate investments (cost of $41,240,458 and $53,865,346, respectively)	14,813,419	30,165,773
Controlled investments (cost of $19,883,894 and $7,161,412, respectively)	13,738,874	809,198
Total Portfolio Investments	315,815,237	280,779,774
Investments in U.S. Treasury bills (cost of $0 and $150,000,000, respectively)	—	150,000,000
Total Investments (cost of $209,999,753 and $316,365,927, respectively)	315,815,237	430,779,774
Cash	108,248,871	45,793,724
Proceeds receivable	295,554	—
Escrow proceeds receivable	2,416,245	852,462
Interest and dividends receivable	317,955	166,998
Deferred financing costs	314,894	297,196
Prepaid expenses and other assets(1)	1,052,509	985,550
Total Assets	428,461,265	478,875,704
LIABILITIES
Accounts payable and accrued expenses(1)	2,643,715	762,312
Accrued interest payable	—	453,803
Dividends payable	51,061	4,395,229
Payable for securities purchased	—	134,250,000
Income tax payable	—	35,850
4.75% Convertible Senior Notes due March 28, 2023(2)	—	37,395,437
Total Liabilities	2,694,776	177,292,631
Commitments and contingencies (Notes 7 and 10)
Net Assets	$425,766,489	$301,583,073
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 28,781,016 and 19,914,023 issued and outstanding, respectively)	$287,810	$199,140
Paid-in capital in excess of par	320,585,587	221,802,592
Accumulated net investment loss	(47,294,574)	(40,193,778)
Accumulated net realized gain on investments, net of distributions	46,372,180	5,361,270
Accumulated net unrealized appreciation of investments	105,815,486	114,413,849
Net Assets	$425,766,489	$301,583,073
Net Asset Value Per Share	$14.79	$15.14
See accompanying notes to condensed consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of September 30, 2021, the 4.75% Convertible Senior Notes due March 28, 2023 had been fully converted into the Company's common stock or redeemed in cash by the Company. As of December 31, 2020, the 4.75% Convertible Senior Notes due March 28, 2023 (effective interest rate of 5.57%) had a face value $38,215,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$138,072	$284,357	$450,768	$500,568
Dividend income	275,844	—	426,688	50,000
Non-controlled/affiliate investments:
Interest income/(reversal of accrued interest)	—	—	—	(29,184)
Dividend income	—	123,750	102,632	180,000
Controlled investments:
Interest income	110,000	—	110,000	—
Dividend income	—	—	—	200,000
Total Investment Income	523,916	408,107	1,090,088	901,384
OPERATING EXPENSES
Compensation expense(2)	1,500,061	1,030,239	4,139,263	4,960,679
Directors’ fees(3)	368,281	111,250	590,781	333,750
Professional fees	604,475	714,345	2,107,158	2,532,183
Interest expense	—	555,935	504,793	1,697,962
Income tax expense	(1,975)	(1,657)	7,648	46,598
Other expenses	276,552	585,886	841,241	1,590,044
Total Operating Expenses	2,747,394	2,995,998	8,190,884	11,161,216
Net Investment Loss	(2,223,478)	(2,587,891)	(7,100,796)	(10,259,832)
Realized Gain on Investments:
Non-controlled/non-affiliated investments	30,601,821	2,378,390	170,413,151	9,332,643
Non-controlled/affiliate investments	1,893,839	—	1,893,839	—
Net Realized Gain on Investments	32,495,660	2,378,390	172,306,990	9,332,643
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	9,252,577	17,027,314	(6,078,092)	24,304,146
Non-controlled/affiliate investments	(24,389,188)	(997,872)	(2,727,465)	(9,503,443)
Controlled investments	112,833	100,000	207,194	185,000
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(15,023,778)	16,129,442	(8,598,363)	14,985,703
Net Change in Net Assets Resulting from Operations	$15,248,404	$15,919,941	$156,607,831	$14,058,514
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.55	$0.89	$6.39	$0.82
Diluted(1)	$0.55	$0.76	$6.11	$0.75
Weighted-Average Common Shares Outstanding
Basic	27,619,062	17,795,538	24,506,181	17,208,723
Diluted(1)	27,619,062	21,598,403	25,705,099	21,087,926
See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________________
(1)    For the three months ended September 30, 2021, there were no potentially dilutive securities outstanding. For the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.
(2)    For the nine months ended September 30, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020.
(3)     For the nine months ended September 30, 2020, this balance includes $209,360 of stock-based compensation expense related to the 2020 annual non-employee director grants. Refer to "Note 11— Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Net Assets at Beginning of Year	$301,583,073	$199,917,289

Change in Net Assets Resulting from Operations
Net investment loss	(2,834,318)	(3,004,553)
Net realized gain on investments	112,152,518	6,978,240
Net change in unrealized (depreciation) of investments	(1,315,837)	(27,665,934)
Net Change in Net Assets Resulting from Operations	108,002,363	(23,692,247)
Distributions
Dividends declared	(11,032,436)	—
Total Distributions	(11,032,436)	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	37,259,819	—
Stock-based compensation	148,802	—
Repurchases of common stock	—	(3,709,244)
Net Change in Net Assets Resulting from Capital Transactions	37,408,621	(3,709,244)
Total Change in Net Assets	134,378,548	(27,401,491)
Net Assets at March 31	$435,961,621	$172,515,798

Change in Net Assets Resulting from Operations
Net investment loss	$(2,043,000)	$(4,667,388)
Net realized gain/(loss) on investments	27,658,812	(23,987)
Net change in unrealized appreciation of investments	7,741,252	26,522,195
Net Change in Net Assets Resulting from Operations	33,357,064	21,830,820
Distributions
Dividends declared	(60,513,038)	—
Total Distributions	(60,513,038)	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from stock dividend	30,525,336	—
Stock-based compensation(1)	261,746	1,962,431
Repurchases of common stock	—	(3,616,608)
Net Change in Net Assets Resulting from Capital Transactions	30,787,082	(1,654,177)
Total Change in Net Assets	3,631,108	20,176,643
Net Assets at June 30	$439,592,729	$192,692,441

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Change in Net Assets Resulting from Operations
Net investment loss	$(2,223,478)	$(2,587,891)
Net realized gain on investments	32,495,660	2,378,390
Net change in unrealized appreciation/(depreciation) of investments	(15,023,778)	16,129,442
Net Change in Net Assets Resulting from Operations	15,248,404	15,919,941
Distributions
Dividends declared	(59,750,602)	(7,587,779)
Total Distributions	(59,750,602)	(7,587,779)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	—	49,882,319
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	1,805,847
Issuance of common stock from stock dividend	30,151,363	—
Stock-based compensation	524,595	—
Net Change in Net Assets Resulting from Capital Transactions	30,675,958	51,688,166
Total Change in Net Assets	(13,826,240)	60,020,328
Net Assets at September 30	$425,766,489	$252,712,769

Capital Share Activity
Shares outstanding at beginning of year	19,914,023	17,564,244
Issuance of common stock from public offering	—	3,808,979
Issuance of common stock under restricted stock plan	208,465	21,760
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	4,097,808	174,393
Issuance of common stock from stock dividend	4,560,720	—
Shares repurchased	—	(1,284,565)
Shares Outstanding at End of Period	28,781,016	20,284,811

See accompanying notes to condensed consolidated financial statements.

__________________________________________________________________________________________________________________________
(1)    For the nine months ended September 30, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$156,607,831	$14,058,514
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(172,306,990)	(9,332,643)
Net change in unrealized (appreciation)/depreciation of investments	8,598,363	(14,985,703)
Amortization of discount on 4.75% Convertible Senior Notes due 2023	76,925	281,973
Stock-based compensation(1)	935,143	1,962,431
Adjustments to escrow proceeds receivable	1,566,467	75,844
Forfeited interest on 4.75% Convertible Senior Notes due 2023	102,917	25,880
Purchases of investments in:
Portfolio investments	(70,713,313)	(15,397,511)
U.S. Treasury bills	—	(300,000,084)
Proceeds from sales or maturity of investments in:
Portfolio investments	197,820,004	15,779,482
U.S. Treasury bills	150,000,000	200,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	(66,959)	594,264
Interest and dividends receivable	(150,957)	(337,374)
Proceeds receivable	(295,554)	(4,094,909)
Escrow proceeds receivable	(1,563,783)	148,624
Payable for securities purchased	(134,250,000)	89,503,257
Accounts payable and accrued expenses	1,881,403	1,610,500
Payable to executive officers	—	(1,369,873)
Income tax payable	(35,850)	35,850
Accrued interest payable	(453,803)	(475,000)
Net Cash Provided by/(Used in) Operating Activities	137,751,844	(21,916,478)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	—	49,882,319
Repurchases of common stock	—	(7,325,852)
Cash dividends paid	(74,963,356)	(4,620,898)
Cash paid for fractional shares	(285)	(40)
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—
Deferred offering costs	(43,056)	(284,816)
Net Cash Provided by/(Used in) Financing Activities	(75,296,697)	37,650,714

Total Increase in Cash Balance	62,455,147	15,734,236
Cash Balance at Beginning of Year	45,793,724	44,861,263
Cash Balance at End of Period	108,248,871	60,595,499

Supplemental Information:
Interest paid	794,206	1,870,453
Taxes paid	41,524	10,735
Conversion of 4.75% Convertible Senior Notes due 2023	37,925,000	1,780,000
See accompanying notes to condensed consolidated financial statements.

__________________________________________________________________________________________________________________________
(1)    For the nine months ended September 30, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$71,660,800	16.83%
Coursera, Inc.**	Mountain View, CA
Common shares(3)(13)	Online Education	6/9/2013	1,509,090	9,420,370	47,762,699	11.22%
Forge Global, Inc.	San Francisco, CA
Common shares, Class AA	Online Marketplace Finance	7/20/2011	625,520	266,507	15,908,775	3.74%
Junior Preferred shares		7/19/2011	160,534	2,259,716	4,082,842	0.96%
Junior Preferred warrants, Strike Price $12.42, Expiration Date 11/9/2025		7/19/2011	73,695	—	368,474	0.09%
Total				2,526,223	20,360,091	4.79%
Nextdoor, Inc.	San Francisco, CA
Common shares	Social Networking	9/27/2018	580,360	10,002,666	16,216,654	3.81%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,999,995	1.17%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	2.35%
Total				15,004,340	14,999,969	3.52%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New York, NY
Common shares***(3)(16)	Cannabis REIT	8/12/2019	446,226	9,009,952	13,123,507	3.08%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	11,185,913	2.63%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	527,700	0.12%
Total				1,283,005	11,713,613	2.75%
Skillsoft Corp.**(20)	Nashua, NH
Common shares(3)	Online Education	6/8/2021	1,000,000	10,000,000	11,690,000	2.75%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	3,050,602	0.72%
Preferred shares, Investec series		6/9/2021	144,409	7,224,600	7,924,561	1.86%
Total				10,005,748	10,975,163	2.58%
Varo Money, Inc.	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	10,000,371	2.35%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	2.35%
Rover Group, Inc.**(22)	Seattle, WA
Common shares(3)	Peer-to-Peer Pet Services	11/3/2014	734,827	2,506,119	8,987,669	2.11%
Enjoy Technology, Inc.	Menlo Park, CA
Preferred shares, Series B 6%	On-Demand Commerce	7/29/2015	1,681,520	4,000,280	5,243,820	1.23%
Preferred shares, Series A 6%		10/16/2014	879,198	1,002,440	2,741,779	0.64%
Convertible Promissory Note 14% Due 1/30/2024***		11/30/2020	$521,112	524,057	422,653	0.10%
Total				5,526,777	8,408,252	1.97%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,562,900	0.84%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.82%
Total				7,003,318	7,062,898	1.66%
Rent the Runway, Inc.	New York, NY
Preferred shares, Series G	Subscription Fashion Rental	6/17/2020	339,191	5,153,945	5,190,764	1.22%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	$10,007,322	$3,485,014	0.82%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.12%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	40,659	0.01%
Total				10,513,661	4,032,012	0.95%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	1,500,000	0.35%
Term loan 15%, Due 12/23/2023***(14)		12/23/2020	$2,250,000	2,250,000	2,250,000	0.53%
Total				3,750,000	3,750,000	0.88%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	0.59%
Tynker (f/k/a Neuron Fuel, Inc.)	Mountain View, CA
Preferred shares, Series A 8%	Computer Software	8/8/2012	534,162	309,310	2,232,877	0.52%
Aventine Property Group, Inc.(12)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	2,100,000	0.49%
Palantir Lending Trust SPV I **(11)	Palo Alto, CA
Equity Participation in Underlying Collateral(3)	Data Analysis	6/19/2020	—	—	1,199,322	0.28%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,002,720	1,000,000	0.23%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	713,505	670,000	0.16%
YouBet Technology, Inc. (d/b/a PickUp)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	385,353	502,232	499,999	0.12%
Kahoot! ASA**(23)	Oslo, Norway
Common shares(3)	Education Software	12/5/2014	61,367	458,138	376,286	0.09%
Churchill Sponsor VII LLC(18)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.05%
Warrant units		2/25/2021	277,000	94,180	94,180	0.02%
Total				300,000	300,000	0.07%
AltC Sponsor LLC(21)	New York, NY
Share units	Special Purpose Acquisition Company	7/21/2021	239,300	250,855	250,000	0.06%
Churchill Sponsor VI LLC(17)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.03%
Warrant units		2/25/2021	199,100	65,703	65,703	0.02%
Total				200,000	200,000	0.05%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.(12)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$148,875,401	$287,262,944	67.48%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$633,903	0.15%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	6,616,800	1.55%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	4,551,179	1.07%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	303,556	0.07%
Total				6,387,741	12,105,438	2.84%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	2,190,382	0.51%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	505,099	0.12%
Preferred Warrants Series A-4, Strike Price $1.33, Expiration Date 10/6/2021		10/6/2014	500,000	—	5,000	0.01%
Preferred Warrants Series B, Strike Price $2.31, Expiration Date 11/29/2021		11/29/2016	100,000	29,275	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	7,500	0.01%
Total				9,690,034	2,707,981	0.65%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,240,458	$14,813,419	3.49%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
September 30, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***(15)	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	2.35%
Colombier Sponsor LLC(19)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,354	0.37%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.27%
Total				2,715,737	2,711,841	0.64%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A***(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	1,027,033	0.24%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	1,027,033	0.24%

Total Controlled				$19,883,894	$13,738,874	3.23%

Total Portfolio Investments				$209,999,753	$315,815,237	74.20%

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
**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2021, 33.18% of its total investments are non-qualifying assets.
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

(4)As of September 30, 2021, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)SuRo Capital Corp.’s investments in preferred shares in Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView) and YouBet Technology, Inc. (d/b/a PickUp) are held through SuRo Capital Corp.'s wholly owned subsidiary, SuRo Capital Sports, LLC ("SuRo Sports").

(8)SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of September 30, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(11)As of September 30, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions.

(12)On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc. During the nine months ended September 30, 2021, Aventine Property Group, Inc. declared an aggregate of $0.1 million in dividend distributions. During the nine months ended September 30, 2021, Treehouse Real Estate Investment Trust, Inc. declared an aggregate of $0.1 million in dividend distributions. SuRo Capital Corp. does not anticipate that Aventine Property Group, Inc. or Treehouse Real Estate Investment Trust, Inc. will pay distributions on a recurring or regular basis or become a predictable distributor of distributions.

(13)On March 31, 2021, Coursera, Inc. went public via an initial public offering on the New York Stock Exchange. As of September 30, 2021, none of SuRo Capital Corp.'s common shares in Coursera, Inc. were subject to lock-up restrictions.

(14)During the nine months ended September 30, 2021, approximately $1.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and approximately $0.3 million was attributed to interest.

(15)As of September 30, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(16)During the nine months ended September 30, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.3 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions. On August 20, 2021, NewLake Capital Partners, Inc.(f/k/a GreenAcreage Real Estate Corp.) went public via an initial public offering on the OTCQX. As of September 30, 2021, none of SuRo Capital Corp.'s common shares in NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) were subject to lock-up restrictions.

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

(20)On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. As of September 30, 2021, none of SuRo Capital Corp.'s common shares in Skillsoft Corp. were subject to lock-up restrictions.

(21)AltC Sponsor LLC is the sponsor of AltC Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(22)On July 30, 2021, A Place for Rover, Inc. executed a business combination, through Nebula Caravel Acquisition Corp., a special purpose acquisition company. Following the merger, A Place for Rover, Inc. changed its name to Rover Group, Inc. and SuRo Capital Corp. received 26,836 additional common shares as a result of the exchange ratio prescribed in the transaction. As of September 30, 2021, SuRo Capital Corp.'s common shares in Rover Group, Inc. were subject to certain lock-up restrictions.

(23)On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 61,367 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of September 30, 2021, SuRo Capital Corp.'s common shares in Kahoot! ASA were subject to certain lock-up restrictions.

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
September 30, 2021

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

The table below displays the Company’s subsidiaries as of September 30, 2021, which, other than GSV Capital Lending, LLC (“GCL”), are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes, except for SuRo Capital Sports, LLC, which is subject to pass-through tax treatment. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
September 30, 2021
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
September 30, 2021

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
September 30, 2021
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
September 30, 2021
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

Special Purpose Acquisition Companies

The Company's Board of Directors measures its Special Purpose Acquisition Company ("SPAC") investments at fair value, which is equivalent to cost until a SPAC transaction is announced. After a SPAC transaction is announced, the Company's Board of Directors will ascribe value to SPAC investments based on fair value analyses that can include option pricing models, probability-weighted expected return method analyses and other techniques as deemed appropriate. Upon completion of the SPAC transaction, the Company utilizes the public share price of the entity, less a discount for lack of marketability if there are restrictions on selling. The Company's SPAC investments are valued at estimated fair value as determined by the Company's Board of Directors.

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2021 and December 31, 2020, for details regarding the nature and composition of the Company’s investment portfolio.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration is to be recognized when the amount of the contingent consideration becomes realized or realizable. As of September 30, 2021 and December 31, 2020, the Company had $2,416,245 and $852,462, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of September 30, 2021 and December 31, 2020, the Company had deferred financing costs of $314,894 and $297,196, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2021	December 31, 2020
Deferred credit facility costs	$—	$11,382
Deferred offering costs	314,894	285,814
Deferred Financing Costs	$314,894	$297,196

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
September 30, 2021
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

Stock-based Compensation

Using the fair value recognition provisions as prescribed by ASC 718, Stock Compensation, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of our stock price. Differences between actual results and these estimates could have a material effect on our financial results. Forfeitures are accounted for as they occur. Refer to “Note 11—Stock-Based Compensation” for further detail.

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of September 30, 2021 and December 31, 2020, the Company had no material escrow deposits.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) to determine the number of potentially dilutive shares outstanding. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

Recently Issued or Adopted Accounting Standards

In April 2020, as part of the Securities Offering Reform for Closed-End Investment Companies final rule, the SEC adopted certain structured data reporting requirements for BDCs to submit financial statement information using Inline eXtensible Business Reporting Language (XBRL) format to the extent required of operating companies. BDCs that are eligible to file a short-form registration statement will be subject to the above structuring requirements with respect to Forms filed on or after August 1, 2022. Other BDCs will be subject in to the requirements with respect to Forms filed on or after February 1, 2023. The Company is currently assessing the impact of this standard on our financial condition and results of operations.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

For the three and nine months ended September 30, 2020, the Company incurred $165,771 and $582,437, respectively, of consulting expense related to the Consulting Agreement.

Amended and Restated Trademark License Agreement

On and effective March 12, 2019, we entered into an Amended and Restated Trademark License Agreement (the “Amended and Restated License Agreement”) with GSV Asset Management in connection with termination of the Investment Advisory Agreement.  See “—Termination of Investment Advisory Agreement.”

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

For the three and nine months ended September 30, 2020, the Company incurred $165,771 and $582,438, respectively, of licensing expense, as included in "other expenses" on the Consolidated Statements of Operations, related to the Amended and Restated License Agreement.

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp VI, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, our Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp VII, a special purpose acquisition company, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VII. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of September 30, 2021, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $300,000, respectively.

The Company's investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of September 30, 2021, the fair value of the Company’s investment in Skillsoft Corp. was $11,690,000.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., one of the Company’s portfolio companies, and holds a minority equity interest in such portfolio company. Ms. Findley also is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, one of the Company’s portfolio companies, and holds a minority equity interest in such investment manager. As of September 30, 2021, the fair values of the Company’s investments in Shogun Enterprises, Inc. and Architect Capital PayJoy SPV, LLC were $7,062,898 and $10,000,000, respectively.

In addition, Keri Findley and Claire Councill, an investment professional of the Company, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company's portfolio companies. The Company's investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company's Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of September 30, 2021, the fair values of the Company’s investments in Colombier Sponsor LLC and AltC Sponsor LLC were $2,711,841 and $250,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of September 30, 2021, the Company had 68 positions in 39 portfolio companies. As of December 31, 2020, the Company had 57 positions in 27 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$99,427,296	$163,971,405	38.5%	$89,335,378	$141,235,987	46.9%
Common Stock	61,584,190	60,090,873	14.1%	46,802,917	34,190,839	11.3%
Debt Investments	6,581,430	3,684,091	0.9%	8,587,621	4,845,340	1.6%
Options	11,012,258	4,929,385	1.2%	8,764,885	5,872,210	1.9%
Total Private Portfolio Companies	178,605,174	232,675,754	54.7%	153,490,801	186,144,376	61.7%
Publicly Traded Portfolio Companies
Common Stock	31,394,579	81,940,161	19.2%	12,875,126	94,635,398	31.4%
Options	—	1,199,322	0.3%	—	—	—%
Total Publicly Traded Portfolio Companies	31,394,579	83,139,483	19.5%	12,875,126	94,635,398	31.4%
Total Portfolio Investments	209,999,753	315,815,237	74.2%	166,365,927	280,779,774	93.1%
Non-Portfolio Investments
U.S. Treasury bill	—	—	—%	150,000,000	150,000,000	49.7%
Total Investments	$209,999,753	$315,815,237	74.2%	$316,365,927	$430,779,774	142.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	As of September 30, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$231,914,814	73.4%	54.5%	$248,633,803	88.5%	82.4%
Northeast	58,966,076	18.7%	13.9%	24,324,345	8.7%	8.1%
Mid-west	12,912,898	4.1%	3.0%	7,821,626	2.8%	2.6%
International	12,021,449	3.8%	2.8%	—	—%	—%
Total	$315,815,237	100.0%	74.2%	$280,779,774	100.0%	93.1%

	As of September 30, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$145,828,100	46.2%	34.3%	$99,397,589	35.4%	33.0%
Financial Technology	78,492,321	24.9%	18.4%	25,614,522	9.1%	8.5%
Marketplaces	58,076,643	18.4%	13.6%	34,841,714	12.4%	11.6%
Social/Mobile	20,216,655	6.4%	4.8%	22,930,589	8.2%	7.6%
Big Data/Cloud	12,174,485	3.8%	2.9%	97,186,162	34.6%	32.1%
Sustainability	1,027,033	0.3%	0.2%	809,198	0.3%	0.3%
Total	$315,815,237	100.0%	74.2%	$280,779,774	100.0%	93.1%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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
Financial Services
Home Improvement Finance
Mobile Finance Technology
Online Marketplace Finance
Retail Technology
Special Purpose Acquisition Company
Venture Investment Fund
Social/Mobile	Digital Media Platform
Digital Media Technology
Interactive Media & Services
Social Data Platform
Social Networking
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$163,971,405	$163,971,405
Common Stock	—	—	60,090,873	60,090,873
Debt Investments	—	—	3,684,091	3,684,091
Options	—	—	4,929,385	4,929,385
Private Portfolio Companies	—	—	232,675,754	232,675,754
Publicly Traded Portfolio Companies
Common Stock	72,576,206	9,363,955	—	81,940,161
Options	—	1,199,322	—	1,199,322
Publicly Traded Portfolio Companies	72,576,206	10,563,277	—	83,139,483
Total Investments at Fair Value	$72,576,206	$10,563,277	$232,675,754	$315,815,237

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$141,235,987	$141,235,987
Common Stock	—	—	34,190,839	34,190,839
Debt Investments	—	—	4,845,340	4,845,340
Options	—	—	5,872,210	5,872,210
Private Portfolio Companies	—	—	186,144,376	186,144,376
Publicly Traded Portfolio Companies
Common Stock	—	94,635,398	—	94,635,398
Total Portfolio Investments	—	94,635,398	186,144,376	280,779,774
Non-Portfolio Investments
U.S. Treasury bills	150,000,000	—	—	150,000,000
Total Investments at Fair Value	$150,000,000	$94,635,398	$186,144,376	$430,779,774

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2021 and December 31, 2020. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of September 30, 2021

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$60,090,873	Market approach	Revenue multiples	1.63x - 1.79x (11.69x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	DLOM(6)	10.0% (10.0%)
			AFFO(4) multiple	30.07x (0.00x)
			Financing Risk	10.0% (10.0%)
Preferred stock in private companies	$163,971,405	Market approach	Revenue multiples	1.78x - 3.64x (2.39x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	1.22x - 13.05x (7.23x)
			DLOM(6)	10.0% (10.0%)
			Financing Risk	10.0% - 15.0% (14.2%)
Debt investments	$3,684,091	Market approach	Revenue multiples	1.63x - 3.64x (3.13x)
		PWERM(5)	DLOM(6)	10.0% (10.0%)
Options	$4,929,385	Option pricing model	Term to expiration (Years)	0.02 - 6.86 (3.38)
			Volatility	37.7% - 56.5% (40.1%)
		Discounted cash flow	Discount Rate	15.0% (15.0%)
________________________
(1)    As of September 30, 2021, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)    The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
September 30, 2021
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2021 as follows:

	Nine Months Ended September 30, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	(24,107,995)	(122,006,079)	—	(1,619,463)	(147,733,537)
Purchases, capitalized fees, and interest	36,154,823	32,236,738	—	2,321,752	70,713,313
Sales/Maturity of investments	(61,675)	(8,104,169)	(2,094,978)	—	(10,260,822)
Realized gains/(losses)	204,195	3,318,885	88,788	(74,380)	3,537,488
Net change in unrealized appreciation/(depreciation) included in earnings	13,710,686	117,290,043	844,941	(1,570,734)	130,274,936
Fair Value as of September 30, 2021	$60,090,873	$163,971,405	$3,684,091	$4,929,385	$232,675,754
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2021	$10,515,577	$45,754,697	$(98,459)	$(681,626)	$55,490,189
________________________
(1)    During the nine months ended September 30, 2021, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Coursera, Inc.	Preferred shares, Series F 8% Preferred shares, Series B 8%	Public Common shares (Level 2)
Churchill Capital Corp. II	Common shares, Class A	Skillsoft Corp. Public Common shares (Level 2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common shares	Public Common shares (Level 2)
A Place for Rover, Inc. (f/k/a DogVacay, Inc.)	Common shares	Rover Group, Inc. Public Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2020 as follows:

	Year Ended December 31, 2020
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Transfers out of Level 3(1)	(57,736,900)	—	—	—	(57,736,900)
Purchases, capitalized fees, and interest	1,004,190	19,497,839	10,930,996	—	31,433,025
Sales/Maturity of investments	(807,953)	(10,876,624)	(6,899,999)	(989,494)	(19,574,070)
Exercises and conversions(1)	—	281,190	(281,190)	—	—
Realized gains	(628,452)	6,875,639	(602)	989,494	7,236,079
Net change in unrealized appreciation/(depreciation) included in earnings	33,150,395	9,585	(548,020)	588,704	33,200,664
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2020	$6,347,026	$10,825,549	$(508,045)	$588,704	$17,253,234
________________________
(1)    During the year ended December 31, 2020, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	Junior Preferred shares, Series 1-D Common warrants, Strike price $0.01, Expiration Date 5/11/2027
Aspiration Partners, Inc.	Convertible Promissory Note	Preferred shares, Series C-3
Palantir Technologies, Inc.	Common shares, Class A	Public Common shares (Level 2)
SharesPost, Inc.	Preferred shares, Series B	Forge Global Inc. Junior Preferred shares SP Holdings Group, Inc. Preferred shares Series B
SharesPost, Inc	Common shares	Forge Global Inc. Common shares, Class AA Forge Junior Warrants, Strike price $12.42, Expiration Date 11/9/2025 SP Holdings Group, Inc. Common Shares

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2021 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2021	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC–Class W Units(9)	2,700,000	$—	$—	$—	$1,159,150	$—	$—	$(1,663)	$1,157,487	0.27%
Total Options		—	—	—	1,159,150	—	—	(1,663)	1,157,487	0.27%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A***(4)	14,300,000	—	809,198	—	—	—	—	217,835	1,027,033	0.24%
Total Preferred Stock		—	809,198	—	—	—	—	217,835	1,027,033	0.24%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC–Membership Interest in Lending SPV**(7)	$10,000,000	110,000	—	—	10,006,745	—	—	(6,745)	10,000,000	2.35%
Special Purpose Acquisition Company
Colombier Sponsor LLC–Class B Units(9)	1,976,033	—	—	—	1,556,587	—	—	(2,233)	1,554,354	0.37%
Total Common Stock		110,000	—	—	11,563,332	—	—	(8,978)	11,554,354	2.71%
TOTAL CONTROLLED INVESTMENTS*(2)		$110,000	$809,198	$—	$12,722,482	$—	$—	$207,194	$13,738,874	3.23%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023(3)	$—	$—	$312,790	$—	$—	$(1,344,981)	$88,789	$943,402	$—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2021	Percentage of Net Assets
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$—	$505,099	0.12%
Total Debt Investments		—	817,889	—	—	(1,344,981)	88,789	943,402	505,099	0.12%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	—	—	73,882	—	—	(1,159,243)	380,636	704,725	—	—%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	—	—	—	—	—	(3,504,871)	1,498,794	2,006,077	—	—%
Total Corporate Education		—	73,882	—	—	(4,664,114)	1,879,430	2,710,802	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	1,865,547	—	—		—	(1,865,547)	—	—%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	3,350,952	—	—	—	—	(3,350,952)	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	2,824,679	—	—	—	—	(2,824,679)	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	1,294,645	—	—	—	—	(1,294,645)	—	—%
Total Digital Media Platform		—	9,335,823	—	—	—	—	(9,335,823)	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	440,515	—	—		—	193,388	633,903	0.15%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	4,804,218	—	—	—	—	1,812,582	6,616,800	1.55%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	2,625,365	—	—	—	—	1,925,814	4,551,179	1.07%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2021	Percentage of Net Assets
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	$—	$88,248	$—	$—	$—	$—	$215,308	$303,556	0.07%
Total Interactive Learning		—	7,958,346	—	—	—	—	4,147,092	12,105,438	2.84%
Total Preferred Stock		—	17,368,051	—	—	(4,664,114)	1,879,430	(2,477,929)	12,105,438	2.84%
Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	762,558	—	—	—	—	(762,558)	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-3 - Strike Price $1.33, Expiration Date 4/4/2021	—	—	4,687	—	—	—	—	(4,687)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	500,000	—	65,000	—	—	—	—	(60,000)	5,000	0.01%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	—	—	27,500	—	—	—	(74,380)	46,880	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	100,000	—	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	9,250	—	—	—	—	(1,750)	7,500	0.01%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,173,148	—	—	—	—	17,234	2,190,382	0.51%
Total Global Innovation Platform		—	2,279,585	—	—		(74,380)	(2,323)	2,202,882	0.53%
Total Options		—	3,042,143	—	—	—	(74,380)	(764,881)	2,202,882	0.53%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2021	Percentage of Net Assets
Cannabis REIT
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)–Common shares***(8)	—	$102,632	$8,937,690	$(9,009,952)	$500,319	$—	$—	$(428,057)	$—	—%
Total Common Stock		102,632	8,937,690	(9,009,952)	500,319	—	—	(428,057)	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$102,632	$30,165,773	$(9,009,952)	$500,319	$(6,009,095)	$1,893,839	$(2,727,465)	$14,813,419	3.49%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2021, 33.18% of its total investments are non-qualifying assets.

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

(3)    As of September 30, 2021, the investments noted had been placed on non-accrual status.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

(7)     As of September 30, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(8)     During the nine months ended September 30, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.3 million in dividend distributions, of which approximately $0.1 million reflects the dividend income earned while NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) was a non-controlled/affiliate investment. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions. On August 20, 2021, NewLake Capital Partners, Inc.(f/k/a GreenAcreage Real Estate Corp.) went public via an initial public offering on the OTCQX. As of September 30, 2021, none of SuRo Capital Corp.'s common shares in NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) were subject to lock-up restrictions.

(9)    Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
September 30, 2021

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
September 30, 2021

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
September 30, 2021

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
September 30, 2021
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

During the three and nine months ended September 30, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. During the three and nine months ended September 30, 2020, the Company repurchased 0 and 1,284,565 shares, respectively, of the Company's common stock. As of September 30, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million. Refer to "Note 12 — Subsequent Events" for additional information.

Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted under the Amended & Restated 2019 Equity Incentive Plan (as defined herein).

Dividends Paid in Common Stock

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
On August 3, 2021, the Company's Board of Directors declared a dividend of $2.25 per share that was paid on September 30, 2021 to stockholders of record as of the close of business on August 18, 2021. The ex-dividend date was August 17, 2021. The dividend was paid in cash and shares of the Company's common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders was limited to no more than 50% of the total dividend paid to all stockholders. The total dividend amount paid to all stockholders consisted of approximately $29.6 million in cash and 2,225,193 in shares of common stock issued.

Conversion of 4.75% Convertible Senior Notes due 2023

During the three and nine months ended September 30, 2021, the Company issued 0 and 4,097,808 shares, respectively, of its common stock and cash for fractional shares upon the conversion of approximately $0 and $37.9 million, respectively, in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the three and nine months ended September 30, 2020, the Company issued 174,393 shares of its common stock and cash for fractional shares upon the conversion of $1,780,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. Refer to “Note 10—Debt Capital Activities” for more detail regarding conversion terms.

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

During the three and nine months ended September 30, 2021, the Company did not issue or sell shares under the ATM Program. As of September 30, 2021, up to approximately $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program.

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
September 30, 2021

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per common share–basic:
Net change in net assets resulting from operations	$15,248,404	$15,919,941	$156,607,831	$14,058,514
Weighted-average common shares–basic	27,619,062	17,795,538	24,506,181	17,208,723
Earnings per common share–basic	$0.55	$0.89	$6.39	$0.82
Earnings per common share–diluted:
Net change in net assets resulting from operations	$15,248,404	$15,919,941	$156,607,831	$14,058,514
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	552,555	501,065	1,690,577
Net change in net assets resulting from operations, as adjusted	$15,248,404	$16,472,496	$157,108,896	$15,749,091
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	3,802,865	1,198,918	3,879,203
Weighted-average common shares outstanding–diluted	27,619,062	21,598,403	25,705,099	21,087,926
Earnings per common share–diluted	$0.55	$0.76	$6.11	$0.75
______________________
(1)     For the three months ended September 30, 2021, there were no potentially dilutive securities outstanding. For the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2021 and December 31, 2020, the Company had $1,330,000 and $10,000,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of September 30, 2021, the Company booked a right of use asset and operating lease liability of $512,322 on the Condensed Consolidated Statement of Assets and Liabilities. As of December 31, 2020, the Company booked a right of use asset and operating lease liability of $633,736 on the Condensed Consolidated Statement of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, the Company recorded a security deposit of $16,574 and $16,574, respectively, on

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended September 30, 2021 and 2020, the Company incurred $47,362 and $43,319, respectively, of operating lease expense. For the nine months ended September 30, 2021 and 2020, the Company incurred $139,406 and $87,720, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2021, the remaining lease term was 2.8 years and the discount rate was 3.00%. As of December 31, 2020, the remaining lease term was 3.6 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of September 30, 2021:

For the Years Ended December 31,	Amount
2021	$45,502
2022	185,194
2023	190,750
2024	113,603
2025	—
$535,049

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Basic Share Data
Net asset value at beginning of the year	$16.56	$11.84	$15.14	$11.38
Net investment loss(1)	(0.08)	(0.15)	(0.29)	(0.60)
Net realized gain on investments(1)	0.93	0.13	7.03	0.54
Net change in unrealized appreciation/(depreciation) of investments(1)	(0.61)	0.91	(0.35)	0.87
Dividends declared	(2.25)	(0.40)	(5.25)	(0.40)
Issuance of common stock from stock dividend(1)	0.22	—	0.38	—
Issuance of common stock from public offering	—	0.24	—	0.30
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	(0.11)	(1.91)	(0.11)
Repurchase of common stock(1)	—	—	—	0.36
Stock-based compensation(1)	0.02	—	0.04	0.12
Net asset value at end of period	$14.79	$12.46	$14.79	$12.46
Per share market value at end of period	$12.91	$10.56	$12.91	$10.56
Total return based on market value(2)	30.46%	24.68%	71.32%	61.22%
Total return based on net asset value(2)	2.90%	5.24%	32.36%	9.49%
Shares outstanding at end of period	28,781,016	20,284,811	28,781,016	20,284,811
Ratios/Supplemental Data:
Net assets at end of period	$425,766,489	$252,712,769	$425,766,489	$252,712,769
Average net assets	$427,927,307	$205,006,043	$389,106,239	$191,342,719
Ratio of net operating expenses to average net assets(3)	2.41%	5.81%	2.81%	7.45%
Ratio of net investment loss to average net assets(3)	(1.92)%	(5.02)%	(2.43)%	(6.82)%
Portfolio Turnover Ratio	10.03%	1.37%	23.93%	8.04%
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
(3)Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Significant and material non-recurring expenses are not annualized. For the three and nine months ended September 30, 2021, the Company excluded $199,452 and $100,274 of non-recurring expenses, respectively. For the three and nine months ended September 30, 2020, the Company excluded $0 and $1,962,431 of non-recurring expenses, respectively. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

During the three and nine months ended September 30, 2021, the Company declared aggregate distributions of $2.25 and $5.25, respectively, per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2021, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2020 distributions to stockholders will be.

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
September 30, 2021
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

As of September 30, 2021 and December 31, 2020, the Company recorded a deferred tax liability of $0. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2017–2020 and 2016–2020, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2021, there were no material interest or penalties incurred related to uncertain tax positions.

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

On the Redemption Date, the Company redeemed $0.3 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023 at a redemption price equal to 100% of their principal amount ($1,000 per convertible note), plus

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
accrued and unpaid interest thereon. Due to the election of certain holders to surrender their 4.75% Convertible Senior Notes due 2023 for conversion into shares of the Company’s common stock prior to the Redemption Date, the Company issued a total of 4,272,696 shares since the 4.75% Convertible Senior Notes due 2023 were initially issued. As result of such redemption and conversions, the 4.75% Convertible Senior Notes due 2023 were no longer outstanding as of the Redemption Date.

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

During the three and nine months ended September 30, 2021, the Company issued 0 and 4,097,808 shares, respectively, of its common stock and cash for fractional shares upon the conversion of approximately $0 and $37.9 million, respectively, in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the three and nine months ended September 30, 2020, the Company issued 174,393 shares of its common stock and cash for fractional shares upon the conversion of $1,780,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2021	December 31, 2020
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$38,215,000	$40,000,000
Conversion of 4.75% Convertible Senior Notes due 2023	(37,925,000)	(1,785,000)
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—
Direct deduction of deferred debt issuance costs	—	(819,563)
4.75% Convertible Senior Notes due 2023 Payable	$—	$37,395,437

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

Western Alliance Bank Credit Facility

The Credit Facility (defined below) matured on May 31, 2019 and was no longer outstanding as of such date. There were no borrowings by the Company from the Credit Facility during the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

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

The Credit Facility was secured by substantially all of the Company’s property and assets. As of September 30, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019 and was no longer outstanding as of such date.

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
September 30, 2021

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of September 30, 2021 and December 31, 2020	—

As of September 30, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020. For the three and nine months ended September 30, 2021, the amount of cash received from the exercise of stock options was $0.

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
September 30, 2021
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

During the nine months ended September 30, 2021, the Company granted 10,500 restricted shares to non-executive employees pursuant to the Amended & Restated 2019 Equity Incentive Plan. Additionally, the Company granted 15,080 restricted shares to its non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 1 year. The Company also granted 182,885 restricted shares to the Company's officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years with 1/3 vesting on February 10, 2022, 1/3 vesting on February 10, 2023, and the remaining 1/3 vesting on February 10, 2024. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the nine months ended September 30, 2021 were approximately $3,078,182 in the aggregate. On July 2, 2021, 21,760 restricted shares related to the 2020 non-employee director grants vested. The Company expensed the full value of restricted stock compensation related to annual non-employee director grants on the vesting date.

As of September 30, 2021, there were approximately $3,433,167 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the nine months ended September 30, 2021 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2020	21,760
Granted	208,465
Vested	(21,760)
Forfeited	—
Outstanding as of September 30, 2021	208,465
Vested as of September 30, 2021	21,760

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2021 through November 3, 2021, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain
Coursera, Inc.	Various	1,466,309	$34.42	$50,470,865	$41,779,468
Skillsoft Corp.	Various	18,157	$12.63	$229,269	$47,699
Residential Homes for Rent, LLC (d/b/a Second Avenue)(2)	10/22/2021	N/A	N/A	$111,458	$—
				$50,811,592	$41,827,167
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Subsequent to September 30, 2021, $111,458 has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $83,333 repaid a portion of the outstanding principal and $28,125 was attributed to interest.

From October 1, 2021 through November 3, 2021, the Company funded investments in an aggregate amount of $1,000,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Rebric Inc. (d/b/a Compliable)	Preferred Shares, Series Seed-4	10/12/2021	$1,000,000
			$1,000,000

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From October 1, 2021 through November 3, 2021, the Company had $10.0 million in non-binding investment agreements that required it to make a future investment in a portfolio company.

Dividends

On November 2, 2021, the Company’s Board of Directors declared a dividend of $2.00 per share payable on December 30, 2021 to stockholders of record as of the close of business on November 17, 2021. The dividend will be paid in cash or shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to no more than 50% of the total dividend to be paid to all stockholders. The number of shares of the Company’s common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of the Company’s common stock on the Nasdaq Capital Market on November 10, 11, and 12, 2021, less $2.00 to reflect the declared dividend.

This dividend is being made in accordance with certain applicable Treasury regulations and guidance issued by the IRS that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided certain requirements are satisfied. For additional information, please refer to "Certain Information Regarding the Dividends" in the Company's press release dated November 3, 2021 included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 3, 2021.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

Share Repurchase Program

On October 27, 2021, the Company's Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of the Company's common stock.

Under the Share Repurchase Program, the Company may repurchase its outstanding common stock in the open market provided that it complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5 — Common Stock" for additional information on the Share Repurchase Program.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office. As of November 3, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended September 30, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

The Company’s three controlled portfolio companies as of September 30, 2021, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended September 30, 2020 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

Recent COVID-19 Developments

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the markets in which the Company primarily operates. As of the three months ended September 30, 2021, and subsequent to September 30, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees have and continue to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office. As of November 3, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended September 30, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Nine Months Ended September 30, 2021

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2021, of all of our portfolio investments was $315,815,237.

During the nine months ended September 30, 2021, we funded investments in an aggregate amount of $70,668,175 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(1)	Common Share Units & Warrant Units	2/25/2021	200,000
Churchill Sponsor VII LLC(2)	Common Share Units & Warrant Units	2/25/2021	300,000
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-1 & Series B-2	2/26/2021	6,999,992
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity ("SAFE")	3/25/2021	1,000,000
Churchill Capital Corp. II(4)	Common Shares, Class A	6/8/2021	10,000,000
Trax Ltd.	Common Shares & Investec Preferred Shares	6/9/2021	10,000,000
Blink Health, Inc.	Preferred Shares, Series C	6/28/2021	4,999,987
Colombier Sponsor LLC(5)	Class B Units & Class W Units	Various	2,711,842
AltC Sponsor LLC(6)	Share Units	7/21/2021	250,000
PayJoy, Inc.	Preferred Shares	7/23/2021	2,500,002
Orchard Technologies, Inc.	Preferred Shares, Series D	8/9/2021	9,999,996
Varo Money, Inc.	Common Shares	8/11/2021	10,000,371
YouBet Technology, Inc. (d/b/a PickUp)	Preferred Shares, Series Seed-2	8/26/2021	499,999
True Global Ventures 4 Plus Pte Ltd(7)	Limited Partner Fund Investment	8/27/2021	706,000
Architect Capital PayJoy SPV, LLC(8)	Membership Interest in Lending SPV	Various	10,000,000
Total			$70,668,175
_________________________________
(1)Churchill Sponsor VI LLC is the sponsor of Churchill Capital Corp VI, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VI LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling board member of Churchill Capital Corp VI.
(2)Churchill Sponsor VII LLC is the sponsor of Churchill Capital Corp VII, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VII LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling board member of Churchill Capital Corp VII.
(3)Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of Shogun Enterprises, Inc. and holds a minority equity interest in such company.
(4)On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. This investment constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, and is a non-controlling board member of Churchill Capital Corp II.
(5)Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Keri Findley, a senior managing director of the Company, and Claire Councill, an investment professional of the Company, are non-controlling members of the board of directors of Colombier Acquisition Corp.
(6)AltC Sponsor LLC is the sponsor of AltC Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company's investment in AltC Sponsor LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company's Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp.
(7)As of September 30, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(8)As of September 30, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded. Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC and holds a minority equity interest in such investment manager.

    During the nine months ended September 30, 2021, we capitalized fees of $45,138.

    During the nine months ended September 30, 2021, we exited or received proceeds from investments in an amount of $199,643,261, net of transaction costs, and realized a net gain on investments of $172,306,990 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
Palantir Technologies, Inc.(3)	Various	4,618,952	26.72	123,419,184	110,544,068
Palantir Lending Trust SPV I(4)	Various	N/A	N/A	2,172,637	2,172,637
Residential Homes for Rent, LLC (d/b/a Second Avenue)(5)	Various	N/A	N/A	1,054,305	—
SP Holdings Group, Inc.	4/28/2021	2,542,587	0.19	490,246	490,246
Coursera, Inc.(6)	Various	1,619,271	39.21	63,486,311	55,547,167
CUX, Inc. (d/b/a CorpU)(7)	8/24/2021	N/A	N/A	6,009,092	1,968,218
Clever, Inc.(8)	9/3/2021	N/A	N/A	3,011,486	1,010,886
Total				$199,643,261	$171,733,222
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain does not include adjustments to amounts held in escrow receivable.
(3)As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(4)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of September 30, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(5)During the nine months ended September 30, 2021, approximately $1.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and approximately $0.3 million was attributed to interest.
(6)As of September 30, 2021, none of SuRo Capital Corp.'s common shares in Coursera, Inc. were subject to lock-up restrictions.
(7)As of September 30, 2021, net proceeds includes approximately $0.3 million in additional proceeds currently held in escrow.
(8)On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 61,367 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of September 30, 2021, SuRo Capital Corp.'s common shares in Kahoot! ASA were subject to certain lock-up restrictions. Net proceeds includes approximately $0.7 million in additional proceeds currently held in escrow.

    During the nine months ended September 30, 2021, we realized a net investment loss of $0.1 million due to the expiration of our OneValley, Inc. (f/k/a NestGSV, Inc.) Series A-3 preferred warrants with a strike price of $1.33 on April 4, 2021, and the expiration of unexercised options of our OneValley, Inc. (f/k/a NestGSV, Inc.) Series A-4 preferred warrants with a strike price of $1.33 on July 18, 2021.

As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio.

Nine Months Ended September 30, 2020

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

Operating results for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Investment Income	$523,916	$408,107	$1,090,088	$901,384
Interest income	248,072	284,357	560,768	471,384
Dividend income	275,844	123,750	529,320	430,000
Total Operating Expenses	$2,747,394	$2,995,998	$8,190,884	$11,161,216
Compensation expense	1,500,061	1,030,239	4,139,263	4,960,679
Directors’ fees	368,281	111,250	590,781	333,750
Professional fees	604,475	714,345	2,107,158	2,532,183
Interest expense	—	555,935	504,793	1,697,962
Income tax expense	(1,975)	(1,657)	7,648	46,598
Other expenses	276,552	585,886	841,241	1,590,044
Net Investment Loss	$(2,223,478)	$(2,587,891)	$(7,100,796)	$(10,259,832)
Net realized gain on investments	32,495,660	2,378,390	172,306,990	9,332,643
Net change in unrealized appreciation/(depreciation) of investments	(15,023,778)	16,129,442	(8,598,363)	14,985,703
Net Change in Net Assets Resulting from Operations	$15,248,404	$15,919,941	$156,607,831	$14,058,514

Investment Income

Investment income increased to $523,916 for the three months ended September 30, 2021 from $408,107 for the three months ended September 30, 2020. The net increase between periods was due to an increase in dividend income from Aventine Property Group, Inc. and a special dividend from Treehouse Real Estate Investment Trust, Inc., and an increase in interest income from the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan, Enjoy Technologies, Inc. convertible promissory note, and Architect Capital PayJoy SPV, LLC membership interest in lending SPV. The increase was offset by a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) and a decrease in accrued interest income from Palantir Lending Trust SPV I during the three months ended September 30, 2021, relative to the three months ended September 30, 2020.

Investment income increased to $1,090,088 for the nine months ended September 30, 2021 from $901,384 for the nine months ended September 30, 2020. The net increase between periods was due to an increase in dividend income from Aventine Property Group, Inc., Treehouse Real Estate Investment Trust, Inc., and NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.), and interest income from the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan, Enjoy Technologies, Inc. convertible promissory note, and Architect Capital PayJoy SPV, LLC membership interest in lending SPV. The increase was offset by a decrease in dividend income from SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.), and a decrease in accrued interest income from Palantir Lending Trust SPV I during the nine months ended September 30, 2021, relative to the nine months ended September 30, 2020.

Operating Expenses

Total operating expenses decreased to $2,747,394 for the three months ended September 30, 2021 from $2,995,998 for the three months ended September 30, 2020. The decrease in operating expense was primarily due to a decrease in interest expense, professional fees, and other expenses. The decrease was offset by an increase in compensation expense during the three months ended September 30, 2021, relative to the three months ended September 30, 2020.

Total operating expenses decreased to $8,190,884 for the nine months ended September 30, 2021 from $11,161,216 for the nine months ended September 30, 2020. The decrease in operating expense was primarily due to the decrease in the recognition of all unvested and unrecognized compensation cost related to the stock-based compensation plan upon cancellation of all outstanding options on April 28, 2020, as well as a decrease in interest expense, professional fees, and other expenses during the nine months ended September 30, 2021, relative to the nine months ended September 30, 2020.

Net Investment Loss

For the three months ended September 30, 2021, we recognized a net investment loss of $2,223,478, compared to a net investment loss of $2,587,891 for the three months ended September 30, 2020. The change between periods resulted from the decrease in operating expenses and an increase in total investment income between periods during the three months ended September 30, 2021, relative to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, we recognized net investment loss of $7,100,796, compared to net investment loss of $10,259,832 for the nine months ended September 30, 2020. The change between periods resulted from the decrease in operating expenses and an increase in total investment income between periods during the nine months ended September 30, 2021, relative to the nine months ended September 30, 2020.

Net Realized Gain on Investments

For the three months ended September 30, 2021, we recognized a net realized gain on our investments of $32,495,660, compared to a net realized gain of $2,378,390 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, we recognized net realized gain on our investments of $172,306,990, compared to net realized gain of $9,332,643 for the nine months ended September 30, 2020. The components of our net realized gains on portfolio investments for the nine months ended September 30, 2021 and 2020, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2021, we had a net change in unrealized depreciation of $15,023,778. For the three months ended September 30, 2020, we had a net change in unrealized appreciation of $16,129,442. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the three months ended September 30, 2021 and 2020.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2021	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2020
Course Hero, Inc.	$26,605,110	Palantir Technologies, Inc.(1)	$17,207,689
Forge Global, Inc.	10,317,564	Palantir Lending Trust SPV I	1,684,485
Rover Group, Inc.	2,877,675	Aspiration Partners, Inc.	(1,385,751)
StormWind, LLC	2,460,400	Course Hero, Inc.	(1,412,210)
Skillsoft Corp.	2,431,000
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	1,967,858
Nextdoor, Inc.	1,773,248
Tynker (f/k/a Neuron Fuel, Inc.)	1,441,516
Clever, Inc.(1)	(1,013,252)
Enjoy Technology, Inc.	(2,103,673)
Ozy Media, Inc.	(27,203,344)
Coursera, Inc.(1)	(35,382,037)
Other(2)	804,157	Other(2)	35,229
Total	$(15,023,778)	Total	$16,129,442
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, we had a net change in unrealized depreciation of $8,598,363. For the nine months ended September 30, 2020, we had a net change in unrealized appreciation of $14,985,703. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation and/or depreciation of our investment portfolio for the nine months ended September 30, 2021 and 2020.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2021	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2020
Course Hero, Inc.	$36,581,727	Coursera, Inc.	$16,287,974
Forge Global, Inc.	10,320,512	Palantir Technologies, Inc.(1)	16,168,424
Aspiration Partners, Inc.	8,255,466	Course Hero, Inc.	6,144,812
Rover Group, Inc.	7,512,791	SharesPost, Inc.	2,369,329
StormWind, LLC	4,147,092	Palantir Lending Trust SPV I	1,684,056
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	3,685,499	4C Insights (f/k/a The Echo Systems Corp.)(1)	1,414,905
CUX, Inc. (d/b/a CorpU)(1)	3,654,203	StormWind, LLC	(1,221,858)
Nextdoor, Inc.	3,384,446	Enjoy Technology, Inc.	(1,307,690)
Coursera, Inc.(1)	2,519,727	Aspiration Partners, Inc.	(1,334,699)
Skillsoft Corp.	1,690,000	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,374,341)
Tynker (f/k/a Neuron Fuel, Inc.)	1,441,516	Treehouse Real Estate Investment Trust, Inc.	(3,501,442)
Enjoy Technology, Inc.	1,317,436	Ozy Media, Inc.	(5,364,897)
Palantir Lending Trust SPV I	(1,351,442)	Neutron Holdings, Inc. (d/b/a/ Lime)	(6,515,508)
Ozy Media, Inc.	(10,098,381)	Parchment, Inc.(1)	(6,895,603)
Palantir Technologies, Inc.(1)	(81,760,272)
Other(2)	101,317	Other(2)	(567,759)
Total	$(8,598,363)	Total	$14,985,703
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2021 and 2020.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of September 30, 2021 for details regarding activity in our investment portfolio from October 1, 2021 through November 3, 2021.

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

Dividends

On November 2, 2021, the Company’s Board of Directors declared a dividend of $2.00 per share payable on December 30, 2021 to stockholders of record as of the close of business on November 17, 2021. The dividend will be paid in cash or shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders will be limited to no more than 50% of the total dividend to be paid to all stockholders. The number of shares of the Company’s common stock to be issued to stockholders receiving all or a portion of the dividend in shares of common stock will be based on the volume weighted-average price per share of the Company’s common stock on the Nasdaq Capital Market on November 10, 11, and 12, 2021, less $2.00 to reflect the declared dividend.

This dividend is being made in accordance with certain applicable Treasury regulations and guidance issued by the IRS that allow a publicly traded RIC to satisfy its distribution requirements from a distribution paid partly in common stock provided certain requirements are satisfied. For additional information, please refer to "Certain Information Regarding the Dividends" in the Company's press release dated November 3, 2021 included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 3, 2021.

Share Repurchase Program

On October 27, 2021, the Company's Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of the Company's common stock.

Under the Share Repurchase Program, the Company may repurchase its outstanding common stock in the open market provided that it complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. Please refer to "Note 5 — Common Stock" to our condensed consolidated financial statements as of September 30, 2021 for additional information on the Share Repurchase Program.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to September 30, 2021, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of November 3, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three and nine months ended September 30, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under "At-the-Market Offering". On March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, the outstanding principal amount of which we redeemed in full on March 29, 2021, as discussed further below and in “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2021.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2021, our operating expenses were $8,190,884. For the nine months ended September 30, 2020, our operating expenses were $11,161,216.

Cash Reserves and Liquid Securities	September 30, 2021	December 31, 2020
Cash	$108,248,871	$45,793,724
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	72,576,206	—
Subject to other sales restrictions(2)	9,363,955	94,635,398
Securities of publicly traded portfolio companies	81,940,161	94,635,398
Total Cash Reserves and Liquid Securities	$190,189,032	$140,429,122
_______________________
(1)"Unrestricted securities" represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(2)Securities of publicly traded portfolio companies "subject to other sales restrictions" represents common stock of our publicly traded companies that are subject to certain lock-up restrictions.

During the nine months ended September 30, 2021, cash increased to $108,248,871 from $45,793,724 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our investment in Palantir Technologies, Inc., Coursera, Inc., offset by cash used to purchase investments, pay dividends, and pay our operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2021 is as follows:

	Payments Due By Period ( in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease liability	0.5	0.2	0.3	0.0	—

Share Repurchase Program

During the three and nine months ended September 30, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program. As of September 30, 2021, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $9.6 million. During the three and nine months ended September 30, 2020, the Company repurchased 0 and 1,284,565 shares, respectively, of the Company's common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see "— Recent Developments" and “Note 5—Common Stock” to our condensed consolidated financial statements as of September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three and nine months ended September 30, 2021, the Company did not issue or sell any shares under the ATM Program. As of September 30, 2021, up to $99.1 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of September 30, 2021 for more information regarding the ATM Program.

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

During the three and nine months ended September 30, 2021, the Company issued 0 and 4,097,808 shares, respectively, of its common stock and cash for fractional shares upon the conversion of approximately $0 and $37.9 million, respectively, in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the three and nine months ended September 30, 2020, the Company issued 174,393 shares of its common stock and cash for fractional shares upon the conversion of $1,780,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2021 for more information regarding the 4.75% Convertible Senior Notes due 2023.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2021. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Fiscal 2021:
January 26, 2021(9)	February 5, 2021	February 19, 2021	0.25
March 8, 2021(10)	March 30, 2021	April 15, 2021	0.25
May 4, 2021(11)	May 18, 2021	June 30, 2021	2.50
August 3, 2021(12)	August 18, 2021	September 30, 2021	2.25
Total			$9.24
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
(9) All of the $4,981,131 distribution paid on February 19, 2021 represented a distribution from realized gains. None of the distribution is anticipated to represent a return of capital.
(10) All of the $6,051,304 distribution paid on April 15, 2021 represented a distribution from realized gains. None of the distribution is anticipated to represent a return of capital.
(11) The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,335,527 shares of common stock issued in lieu of cash, or approximately 9.6% of our outstanding shares prior to the distribution, as well as cash of $29,987,589. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.07 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on May 12, 13, and 14, 2021. None of the $2.50 per share distribution is anticipated to represent a return of capital.
(12) The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,225,193 shares of common stock issued in lieu of cash, or approximately 8.4% of our outstanding shares prior to the distribution, as well as cash of $29,599,164. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.55 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on August 11, 12, and 13, 2021. None of the $2.25 per share distribution is anticipated to represent a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements as of September 30, 2021 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our

Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2021 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2021 for more information.

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

As of September 30, 2021, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure, except as noted below, given the required time period to effectuate remediation of the material weakness identified during the quarter ended September 30, 2021. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Based on such evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective, in a timely manner, in identifying a computational error used to determine the fair value of our investments in two portfolio company valuations. In connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2021, the fair value of two of our portfolio company valuations in the process of a SPAC merger were found to initially have had misaligned current value per share calculations. The Company believes these errors were isolated and limited to these two portfolio companies, immaterial in nature, and identified and corrected prior to the finalization and approval of our financial statements for the quarter ended June

30, 2021 by the Board of Directors. The correct fair values were reflected in our financial statements for the fiscal quarter ended June 30, 2021 and as of September 30, 2021.

Accordingly, we believe certain control deficiencies, limited in scope to the valuation of portfolio companies in ongoing SPAC merger negotiations, have been identified related to the delayed prevention, detection, and correction of the error, and have been remediated. Notwithstanding such correction to such financial statements for the fiscal quarter ended June 30, 2021 prior to their finalization and management’s identification of such control deficiencies, as part of its review of our internal control over financial reporting, our independent registered public accounting firm advised us, from a technical perspective, that such delayed detection of the errors resulted in a material weakness for the fiscal quarter ended June 30, 2021. Management has taken significant and comprehensive action to strengthen the process and controls related to the determination of the fair value of our portfolio companies in the process of a SPAC-related merger transaction.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, we began implementing enhancements to our existing internal controls infrastructure over the valuation of our portfolio company investments in response to, and as remediation for, the previously reported material weakness as disclosed above and in our Form 10-Q for the quarter ended June 30, 2021.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021, which could materially affect our business, financial condition and/or operating results. Although the risks described below and in our annual report on Form 10-K for the fiscal year ended December 31, 2020 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as described below, during the three and nine months ended September 30, 2021, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the nine months ended September 30, 2021 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2021	—	$—	—	$9,617,312
February 1 through February 28, 2021	—	—	—	9,617,312
March 1 through March 31, 2021	16,610	11.91	—	9,617,312
April 1 through April 30, 2021	—	—	—	9,617,312
May 1 through May 31, 2021	6,738	14.72	—	9,617,312
June 1 through June 30, 2021	—	—	—	9,617,312
July 1 through July 31, 2021	—	—	—	9,617,312
August 1 through August 31, 2021	6,825	15.12	—	9,617,312
September 1 through September 30, 2021	—	—	—	9,617,312
Total	30,173		—

During the nine months ended September 30, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program.

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and nine months ended September 30, 2021, the Company repurchased no shares of the Company's common stock pursuant to the Share Repurchase Program. As of September 30, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information.
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

SURO CAPITAL CORP.

Date:	November 4, 2021	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)