Form 10-K
period 2021-12-31
SURO CAPITAL CORP.
filed 2022-03-11
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00852
__________________________
SuRo Capital Corp.
(Exact name of registrant as specified in its charter)
____________________________

Maryland	27-4443543
(State of incorporation)	(I.R.S. Employer Identification No.)
640 Fifth Avenue, 12th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 931-6331
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SSSS	Nasdaq Global Select Market
6.00% Notes due 2026	SSSSL	Nasdaq Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2021, based on the closing price on that date of $13.49 on the Nasdaq Capital Market (the Nasdaq securities exchange tier the common stock was trading on at such time), was $412,266,271. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. There were 31,322,127 shares of the Registrant's common stock outstanding as of March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2022 annual meeting of stockholders (the “2022 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company commenced operations as a BDC upon completion of its initial public offering (“IPO”) in May 2011 and began its investment operations during the second quarter of 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS”. The net asset value per share of our common stock on December 31, 2021 was $11.72. On March 10, 2022, the last reported sale price of a share of our common stock on the Nasdaq Global Select Market was $8.92.

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

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2021 for more information.

Human Capital Resources

As of December 31, 2021, we had nine employees, each of whom was directly employed by us. These employees include our executive officers, investment and finance professionals, and administrative staff. All of our employees are located in the United States at our principal executive office and headquarters located at 640 Fifth Avenue, 12th Floor, New York, NY 10019 and our additional office located at One Sansome Street, Suite 730, San Francisco, CA 94104. Our telephone number is (212) 931-6331.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices.

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
•Deep relationships with significant credibility to source and complete transactions.   Our executive officers and investment professionals are strategically located in New York, New York and at our additional office in San Francisco, California, allowing us to fully engage in the technology and innovation ecosystem. Our wide network of venture capital and technology professionals supports our sourcing efforts and helps provide access to promising investment opportunities. Our executive officers and investment professionals have also developed strong relationships in the financial, investing and technology-related sectors.
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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$163,801,798	63.0%	$141,235,987	32.8%
Common Stock	42,860,156	16.5%	34,190,839	7.9%
Debt Investments	3,011,438	1.1%	4,845,340	1.1%
Options	4,959,112	1.9%	5,872,210	1.4%
Private Portfolio Companies	214,632,504	82.5%	186,144,376	43.2%
Publicly Traded Portfolio Companies:
Common Stock	44,573,225	17.1%	94,635,398	22.0%
Options	930,524	0.4%	—	—%
Publicly Traded Portfolio Companies	45,503,749	17.5%	94,635,398	22.0%
Total Portfolio Investments	260,136,253	100.0%	280,779,774	65.2%
Non-Portfolio Investments
U.S. Treasury Bills	—	—%	150,000,000	34.8%
Total Investments	$260,136,253	100.0%	$430,779,774	100.0%

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
There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our consolidated financial statements for the year ended December 31, 2021 for a list of our taxable subsidiaries.

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

The Small Business Credit Availability Act (the “SBCAA”) modified the asset coverage percentage for BDCs, reducing the required coverage percentage for senior securities from 200% to 150%, subject to certain conditions. Under the SBCAA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
Pursuant to the SBCAA, the SEC issued rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that are available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allowing certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. federal income tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K for more information.

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

Managerial Assistance to Portfolio Companies

A BDC generally must offer to make available to the issuer of the securities it holds significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as our 6.00% Notes due 2026 (the "6.00% Notes due 2026"), can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

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
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, and we must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm if we are no longer a non-accelerated filer (as defined in Rule 12b-2 under the Exchange Act); and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, the Nasdaq Global Select Market has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

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

Proxy Voting Records

You may obtain information about how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, SuRo Capital Corp., 640 Fifth Avenue, 12th Floor, New York, NY 10019 or compliance@surocap.com.

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

Our internet address is www.surocap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into and should not be considered to be part of this annual report on Form 10-K.

Material U.S. Federal Income Tax Considerations

Included in our consolidated financial statements are GSV Capital Lending, LLC, SuRo Capital Sports, LLC, and the following wholly-owned subsidiaries, which are taxable subsidiaries (collectively, the “Taxable Subsidiaries”) regardless of whether we qualify for tax treatment as a RIC: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC SW Holdings, Inc., and GSVC SVDS Holdings, Inc. The Taxable Subsidiaries are C corporations for U.S. federal and state income tax purposes. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

We evaluate tax positions taken, or expected to be taken, in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. We recognize the tax benefits of uncertain tax positions only when the position has met the “more-likely-than-not” threshold. We classify penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. We have identified our major tax jurisdictions as U.S. federal and New York.

Election to be Taxed as a RIC

We elected to be taxed as a RIC under the Code beginning with our taxable year ended December 31, 2014, and qualified for taxation as a RIC for such taxable year and each of the subsequent taxable years. We intend to operate in a manner so as to qualify for taxation as a RIC. So long as we maintain our qualification for taxation a RIC, we generally will not be required to pay U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify for taxation as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to qualify for the special treatment accorded to RICs, we are required to distribute to our stockholders on a timely basis each year at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (the “50% Diversification Test”); and
•no more than 25% of the value of our assets is invested in the securities of one issuer, other than U.S. government securities or securities of other RICs, the securities (other than securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or the securities of businesses, or of certain “qualified publicly traded partnerships” (the “25% Diversification Test,” and together with the 50% Diversification Test, the “Diversification Tests”).
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

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our adjusted tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

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

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Failure to Maintain our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital that would reduce the stockholder's adjusted tax basis in its common stock (and correspondingly increase such stockholder's gain, or reduce such stockholder's loss, on disposition of such common stock), and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC.

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

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2021 for further detail.

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

•We are exposed to risks associated with changes in interest rates and inflation rates.

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

•If we default under any future credit facility or any other future indebtedness, we may not be able to make payments on the 6.00% Notes due 2026.

•We may choose to redeem the 6.00% Notes due 2026 when prevailing interest rates are relatively low.

•An active trading market for the 6.00% Notes due 2026 may not develop or be maintained, which could limit a holder's ability to sell the 6.00% Notes due 2026 and/or adversely impact the market price of the 6.00% Notes due 2026.

•We will be subject to U.S. federal income tax at corporate rates if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2021, 54.2% of our net asset value was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2021:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
Course Hero, Inc.	$14,999,972	$87,831,743	24.1%
Forge Global, Inc.	2,526,223	21,015,781	5.8%
Blink Health, Inc.	15,004,340	14,315,526	4.0%
Nextdoor Holdings, Inc.	10,002,666	12,439,522	3.4%
Stormwind, LLC	6,387,741	11,830,722	3.2%
Aspiration Partners, Inc.	1,283,005	11,055,743	3.0%
Trax Ltd.	10,005,748	10,370,299	2.8%
Architect Capital PayJoy SPV, LLC	10,006,745	10,000,000	2.7%
Orchard Technologies, Inc.	10,004,034	9,999,996	2.7%
Skillsoft Corp.	9,818,430	8,983,863	2.5%
Total	$90,038,904	$197,843,195	54.2%

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

In addition, we may be unable to complete follow-on investments in our portfolio companies that have conducted an IPO as a result of regulatory or financial restrictions. This or any of the preceding rationales for failing to undertake a follow-on investment could impact our portfolio companies' performance and, thus, its value.

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

While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for BDCs, non-U.S. investments do not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

Our ability to achieve our investment objective will depend on our management team’s and investment professionals' ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management team’s and investment professionals' structuring of the investment process and their ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in rapidly growing venture-capital-backed emerging companies, which may be extremely risky. There can be no assurance that our management team and investment professionals will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, any inability to successfully operate our business or implement our investment policies and strategies as described herein could adversely impact our ability to pay dividends.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and may continue to adopt, additional rules and regulations that may impact us.

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

From time to time, capital markets may experience periods of disruption and instability, including as recently as 2020 as a result of the COVID-19 pandemic. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain requirements are met) immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Given the volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, this volatility and disruption, has had, and in the future may have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume, as part of our valuation process, that our investments are sold in orderly mark-to-market transactions between market participants. As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of investments we may make and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with debt investments and our ability to access the debt markets on favorable terms. In addition, a decreased U.S.

government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the Russian invasion of Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the U.S. government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Whether or not SOFR attains market traction as a LIBOR replacement remains a question. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In connection with the cessation of LIBOR, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR, if any, to provide for an alternative reference rate, to the extent any exist and they do not already provide for such a transition upon the cessation of LIBOR, which may have an adverse effect on our financial condition or results of operations. Further, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results, which could in turn adversely impact our results of operations. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of our investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Borrowings, such as the 6.00% Notes due 2026, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the 6.00% Notes due 2026, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the 6.00% Notes due 2026, borrowings under any other future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.

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

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(8.39)%	(4.82)%	(1.26)%	2.31%	5.87%
__________________
(1)Assumes $260.1 million in total portfolio assets and $75.0 million in outstanding 6.00% Notes due 2026 as of December 31, 2021.

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

Although we focus on achieving capital gains from our investments, in certain cases we may receive current income, such as interest or dividends, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, in order to maintain our qualification as a RIC, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus would be subject to U.S. federal income tax at corporate rates.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

We may in the future issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively (along with the 6.00% Notes due 2026) as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

All of the costs of offering and servicing the 6.00% Notes due 2026 and any additional debt or preferred stock we may issue in the future, including interest payments thereon, will be borne by our common stockholders. The interests of the holders of the 6.00% Notes due 2026, any additional debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of the 6.00% Notes due 2026 and our debt or preferred stock to receive interest or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our Board of Directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

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

We will be subject to U.S. federal income tax at corporate rates if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1. Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2021 for more information.

Management generally believes that it will be in our best interest to be treated as a RIC in any year in which we are profitable. If we fail to qualify for tax treatment as a RIC for any year in which we are profitable and such profits exceed certain loss carryforwards that we are entitled to utilize, we will be subject to U.S. federal income tax at corporate rates, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.

In any year in which we intend to be treated as a RIC, we may be forced to dispose of investments at times when our management team would not otherwise do so or raise additional capital at times when we would not otherwise do so, in each case in order to qualify for the special tax treatment accorded to RICs.

To qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities or income from “qualified publicly traded partnerships.” To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests in any year in which we intend to be treated as a RIC may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. In addition, in order to satisfy the Annual Distribution Requirement for a RIC, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under the terms of our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to dispose of investments quickly enough to meet the asset diversification requirements at the end of a quarter or obtain cash from other sources in order to meet the annual distribution requirement, we may fail to qualify for special tax treatment accorded to RICs and, thus, be subject to U.S. federal income tax at corporate rates.

Legislative or regulatory tax changes could adversely affect our business and financial condition.

Changes in tax laws, regulations or administrative interpretations or any amendments thereto could adversely affect us, the entities in which we invest, or the holders of our securities, including our common stock and the 6.00% Notes due 2026. The Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. The impact of any new legislation on us, the entities in which we invest, and the holders of our securities is uncertain. Investors are urged to consult with their tax advisors with respect to the impact of this legislation and the status of any other regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not be subject to U.S. income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

We may continue to choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may continue to, distribute taxable dividends that are payable in part in shares of our common stock. For example, on November 3, 2021, our Board of Directors declared a dividend of $2.00 per share to stockholders, paid partially in cash and partially in shares of our common stock on December 30, 2021. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must not exceed more than 50% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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
•    disease pandemics (including the COVID-19 pandemic);
•    events arising from local or larger scale political or social matters, including terrorist acts; and

•    cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to the 6.00% Notes due 2026

The 6.00% Notes due 2026 are unsecured and therefore effectively subordinated to any future secured indebtedness we could incur; however, we have agreed under the indenture to not incur any secured or unsecured indebtedness that would be senior to the 6.00% Notes due 2026 while the 6.00% Notes due 2026 are outstanding, subject to certain exceptions. The 6.00% Notes due 2026 rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.

The 6.00% Notes due 2026 are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 6.00% Notes due 2026 are effectively subordinated to any future secured indebtedness we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. However, we have agreed under the governing indenture to not incur any secured or unsecured indebtedness that would be senior to the 6.00% Notes due 2026 while the 6.00% Notes due 2026 are outstanding, subject to certain exceptions. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our future secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors.

The 6.00% Notes due 2026 rank pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by us. The 6.00% Notes due 2026 also rank pari passu with, or equal to, our general liabilities (total liabilities, less debt). In total, these general liabilities were approximately $24.4 million as of December 31, 2021. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of such indebtedness may assert rights equal to the holders of the 6.00% Notes due 2026, which may limit recovery by the holders of the 6.00% Notes due 2026.

The 6.00% Notes due 2026 are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 6.00% Notes due 2026 are obligations exclusively of SuRo Capital Corp., and not of any of our subsidiaries. None of our subsidiaries will be a guarantor of the 6.00% Notes due 2026, and the 6.00% Notes due 2026 are not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 6.00% Notes due 2026. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 6.00% Notes due 2026) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 6.00% Notes due 2026 are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries.

The indenture under which the 6.00% Notes due 2026 were issued contains limited protection for holders of the 6.00% Notes due 2026.

The indenture under which the 6.00% Notes due 2026 were issued offers limited protection to holders of the 6.00% Notes due 2026. The terms of the indenture and the 6.00% Notes due 2026 do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the 6.00% Notes due 2026. In particular, the terms of the indenture and the 6.00% Notes due 2026 do not place any restrictions on our or our subsidiaries’ ability to:
•    issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 6.00% Notes due 2026, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 6.00% Notes due 2026 to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 6.00% Notes due 2026 and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the 6.00% Notes due 2026 with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals 200% (or 150% if certain requirements are met) after such borrowings. Notwithstanding the foregoing, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not seek the requisite approval under the 1940 Act of our board of directors or our shareholders to reduce our asset coverage below 200%. In addition, we have agreed under the indenture that, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not incur any indebtedness, unless at the time of the incurrence of such indebtedness we have an asset coverage (as defined in the 1940 Act) of at least 300% after giving effect to the incurrence of such indebtedness and the application of the net proceeds therefrom;
•    pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 6.00% Notes due 2026, including subordinated indebtedness, except that we have agreed under the indenture that, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. Currently, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% (or 150% if certain requirements are met) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Notwithstanding the foregoing, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not seek the requisite approval under the 1940 Act of our board of directors or our shareholders to reduce our asset coverage below 200%. In addition, we have agreed under the indenture that, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not purchase any shares of our outstanding capital stock, unless at the time of any such purchase we have an asset coverage (as defined in the 1940 Act) of at least 300% after deducting the amount of such purchase price;
•    sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•    enter into transactions with affiliates;
•    create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions, except that we have agreed under the indenture to not incur any secured or unsecured indebtedness that would be senior to the 6.00% Notes due 2026 while the 6.00% Notes due 2026 are outstanding, subject to certain exceptions;
•    make investments; or
•    create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the indenture governing the 6.00% Notes due 2026 does not require us to make an offer to purchase the 6.00% Notes due 2026 in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 6.00% Notes due 2026 do not protect holders of the 6.00% Notes due 2026 in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 6.00% Notes due 2026), and take a number of other actions that are not limited by the terms of the 6.00% Notes due 2026 may have important consequences for a holder of the 6.00% Notes due 2026, including making it more difficult for us to satisfy our obligations with respect to the 6.00% Notes due 2026 or negatively affecting the trading value of the 6.00% Notes due 2026.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 6.00% Notes due 2026, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 6.00% Notes due 2026.

An active trading market for the 6.00% Notes due 2026 may not develop or be maintained, which could limit a holder’s ability to sell the 6.00% Notes due 2026 and/or adversely impact the market price of the 6.00% Notes due 2026.

The 6.00% Notes due 2026 are a new issue of debt securities for which there initially was no trading market. The 6.00% Notes due 2026 are listed on the Nasdaq Global Select Market under the symbol “SSSSL”. We cannot provide any assurances that an active trading market will develop or be maintained for the 6.00% Notes due 2026 or that a holder will be able to sell its 6.00% Notes due 2026. The 6.00% Notes due 2026 may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the public offering of the 6.00% Notes due 2026 have advised us that they intend to make a market in the 6.00% Notes due 2026, but they are not obligated to do so. Such underwriters may discontinue any market-making in the 6.00% Notes due 2026 at any time at their sole discretion.

Accordingly, we can provide no assurance that a liquid trading market will develop or be maintained for the 6.00% Notes due 2026, that a holder will be able to sell its 6.00% Notes due 2026 at a particular time or that the price a holder may receive when it sells its 6.00% Notes due 2026 will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 6.00% Notes due 2026 may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in the 6.00% Notes due 2026 for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 6.00% Notes due 2026.

Any default under any agreements governing any of our future indebtedness that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 6.00% Notes due 2026 and substantially decrease the market value of the 6.00% Notes due 2026. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, if any, or if we otherwise fail to comply with any covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, if any, we could be in default under the terms of the agreements governing such indebtedness and the 6.00% Notes due 2026. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under any credit facility or other debt we may enter into or incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We can provide no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the 6.00% Notes due 2026, our other debt, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any 6.00% Notes due 2026 sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under any credit facility or other debt we may enter into or incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 6.00% Notes due 2026 and any other debt. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future credit facilities will likely have customary cross-default provisions, if we have a default under the terms of the 6.00% Notes due 2026, the obligations under any future credit facility may be accelerated and we may be unable to repay or finance the amounts due.

We may choose to redeem the 6.00% Notes due 2026 when prevailing interest rates are relatively low.

On or after December 30, 2024, we may choose to redeem the 6.00% Notes due 2026 from time to time, especially if prevailing interest rates are lower than the rate borne by the 6.00% Notes due 2026. If prevailing rates are lower at the time of redemption, and we redeem the 6.00% Notes due 2026, a holder likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 6.00% Notes due 2026 being redeemed. Our redemption right also may adversely impact a holder’s ability to sell the 6.00% Notes due 2026 as the optional redemption date or period approaches.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our securities, if any, could cause the liquidity or market value of the 6.00% Notes due 2026 to decline significantly.

Our credit ratings, if any, are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 6.00% Notes due 2026. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 6.00% Notes due 2026. Credit ratings are paid for by the issuer and are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

An explanation of the significance of any ratings of us or our securities may be obtained from the applicable rating agency. Generally, rating agencies base their ratings on such material and information, and their own investigations, studies and assumptions, as they deem appropriate. Neither we nor any underwriter undertakes any obligation to maintain any such credit ratings or to advise holders of 6.00% Notes due 2026 of any changes in credit ratings of us or our securities. There can be no assurance that our credit ratings will remain at their current levels for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant.

Pursuant to the terms of the indenture governing the 6.00% Notes due 2026, we will use commercially reasonable efforts to maintain a credit rating on the 6.00% Notes due 2026 by a “nationally recognized statistical rating organization” (as such term is defined in Section 3(a)(62) of the Exchange Act) during the period of time that the 6.00% Notes due 2026 are outstanding; provided that no minimum credit rating is required. We offer no assurance that such rating, should it be maintained, will comport to any particular minimum level of creditworthiness.

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. For more information, see "Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our investment strategy, and impact our stock price."

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

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of March 10, 2022, the closing price of our common stock on the Nasdaq Global Select Market was $8.92 per share, which represented an approximately 23.9% discount to our net asset value of $11.72 per share as of December 31, 2021.

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

As we intend to focus on making primarily capital gains-based investments in equity securities, which generally will not be income producing, we do not anticipate that we will pay dividends on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other BDCs that primarily make debt investments. When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. Our distributions have included a return of capital in the past, and our future distributions may include a return of capital.

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

Further, in connection with internalizing our operating structure, we may experience difficulty integrating these functions as a stand-alone entity, and we could have difficulty retaining our personnel, including those performing management, investment and general and administrative functions. These personnel have a great deal of know-how and experience, and replacing such personnel may prove challenging. We may also fail to properly identify the appropriate mix of personnel and capital needs to operate successfully as a stand-alone entity. An inability to effectively manage our internalization could result in our incurring excess costs and operating inefficiencies, and may divert our management’s attention from managing our investments.

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

General Risk Factors

We will likely experience fluctuations in our results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2021, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Certain historical data regarding our business properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 related containment measures including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders. This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our businesses, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

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

As a result of the 2020 U.S. election, the Democratic Party currently controls the executive and legislative branches of government. Significant changes to U.S. trade policy may occur as a result of the administration change, including the United States re-entering, withdrawing from or renegotiating various trade agreements or other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These costs may divert capital from other areas of operation and thus adversely affect our business, financial condition and results of operations.

Terrorist attacks, acts of war or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and may continue to create, economic and political uncertainties and have contributed to global economic instability. Terrorist activities, military or security operations, or natural disasters could further weaken domestic and/or global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

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

We and our service providers have been - and may in the future be - impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which may obstruct the regular functioning of business workforces (including by requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under remote conditions.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

We do not own any real estate or other physical properties materially important to our operations. Our principal executive office and headquarters is located at 640 Fifth Avenue, 12th Floor, New York, NY 10019 and we maintain an additional office at One Sansome Street, Suite 730, San Francisco, CA 94104. We are party to office leases pursuant to which we are leasing office facilities from third parties. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS.” Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol ("SSSS"). Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value ("NAV"). See "Item 1A. Risk Factors—Risks Related to an Investment in Our Securities." The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2021, 2020 and 2019, the net asset value per share of our common stock, the range of high and low closing sales prices for our common stock, and such closing sales price as a percentage (premium and discount) to our net asset value per share. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 10, 2022 was $8.92 per share, which represented an approximately 23.9% discount to our net asset value of $11.72 per share as of December 31, 2021.

		Price Range		High Close Price as a Premium/(Discount) to NAV(2)	Low Close Price as a Premium/(Discount) to NAV(2)
	NAV(1)	High	Low
Fiscal 2021
Fourth Quarter	$11.72	$15.60	$11.41	33.1%	(2.6)%
Third Quarter	14.79	16.25	12.19	9.9	(17.6)
Second Quarter	16.56	15.52	13.07	(6.3)	(21.1)
First Quarter	18.01	15.43	12.33	(14.3)	(31.5)
Fiscal 2020
Fourth Quarter	$15.14	$13.29	$8.16	(12.2)%	(46.1)%
Third Quarter	12.46	14.31	8.63	14.8	(30.7)
Second Quarter	11.84	9.19	5.31	(22.4)	(55.2)
First Quarter	10.22	7.00	3.61	(31.5)	(64.7)
Fiscal 2019
Fourth Quarter	$11.38	$6.90	$5.75	(39.4)%	(49.5)%
Third Quarter	11.24	6.66	6.13	(40.7)	(45.5)
Second Quarter	10.75	7.19	6.13	(33.1)	(43.0)
First Quarter	10.75	8.37	5.20	(22.1)	(51.6)
___________________
(1)     NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low close prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)    Calculated as the respective high or low close sales price divided by the NAV and subtracting 1.

Holders

As of March 10, 2022, there were 10 holders of record of our common stock (including Cede & Co.).

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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2021. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Fiscal 2021:
January 26, 2021(9)	February 5, 2021	February 19, 2021	0.25
March 8, 2021(10)	March 30, 2021	April 15, 2021	0.25
May 4, 2021(11)	May 18, 2021	June 30, 2021	2.50
August 3, 2021(12)	August 18, 2021	September 30, 2021	2.25
November 2, 2021(13)	November 17, 2021	December 30, 2021	2.00
December 20, 2021(14)	December 31, 2021	January 14, 2022	0.75
Total			$11.99
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
(12) The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,225,193 shares of common stock issued in lieu of cash, or approximately 8.4% of our outstanding shares prior to the distribution, as well as cash of $29,599,164. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.55 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on August 11, 12, and 13, 2021. None of the $2.25 per share distribution represented a return of capital.
(13) The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,170,807 shares of common stock issued in lieu of cash, or approximately 7.5% of our outstanding shares prior to the distribution, as well as cash of $28,494,812. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.39 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on November 11, 12, and 13, 2021. None of the $2.00 per share distribution represented a return of capital.
(14) All of the $23,338,915 distribution paid on January 14, 2022 represented a distribution from realized gains. None of the distribution represented a return of capital.

We intend to focus on making equity-based investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay distributions on a quarterly basis or become a predictable distributor of distributions, and we expect that our distributions, if any, will be much less consistent than the distributions of other BDCs that primarily make debt investments. If there are earnings or realized capital gains to be distributed, we intend to declare and pay a distribution at least annually. The amount of realized capital gains available for distribution to stockholders will be impacted by our tax status.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements as of December 31, 2021 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Equity Compensation Plan Information

See “Item 10. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2021. The graph assumes that, on December 31, 2016, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2016, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
SSSS	$100.00	$108.35	$103.78	$136.53	$295.76	$292.60
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
Nasdaq Stock Index	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63

The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the year ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2021	—	$—	—	$9,617,312
February 1 through February 28, 2021	—	—	—	9,617,312
March 1 through March 31, 2021	16,610	11.91	—	9,617,312
April 1 through April 30, 2021	—	—	—	9,617,312
May 1 through May 31, 2021	6,738	14.72	—	9,617,312
June 1 through June 30, 2021	—	—	—	9,617,312
July 1 through July 31, 2021	—	—	—	9,617,312
August 1 through August 31, 2021	6,825	15.12	—	9,617,312
September 1 through September 30, 2021	—	—	—	9,617,312
October 1 through October 31, 2021	—	—	—	9,617,312
November 1 through November 30, 2021	—	—	—	9,617,312
December 1 through December 31, 2021	27,460	11.81	—	9,617,312
Total	57,633		—

During the year ended December 31, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program.

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the year ended December 31, 2021, the Company did not repurchase any shares of the Company's common stock pursuant to the Share Repurchase Program. As of December 31, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.
(2)Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. There were no senior securities outstanding as of December 31, 2012. The report of our independent registered public accounting firm, Marcum LLP, on the senior securities table, as of December 31, 2021, 2020 and 2019, is attached as an exhibit to this annual report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit
6.00% Notes due 2026
Fiscal 2021(4)	$75,000,000	$5,865	—	$25.52
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018	—	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
Fiscal 2014	—	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A
Fiscal 2012	—	—	—	N/A
4.75% Convertible Senior Notes due 2023
Fiscal 2021(5)	$—	$5,865	—	N/A
Fiscal 2020(5)	38,215,000	8,892	—	N/A
Fiscal 2019	40,000,000	5,998	—	N/A
Fiscal 2018	40,000,000	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
Fiscal 2014	—	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A
Fiscal 2012	—	—	—	N/A
5.25% Convertible Senior Notes due 2018
Fiscal 2021(6)	$—	$5,865	—	N/A
Fiscal 2020(6)	—	8,892	—	N/A
Fiscal 2019(6)	—	5,998	—	N/A
Fiscal 2018(6)	—	5,884	—	N/A
Fiscal 2017	69,000,000	3,968	—	N/A
Fiscal 2016	69,000,000	3,784	—	N/A
Fiscal 2015	69,000,000	4,884	—	N/A
Fiscal 2014	69,000,000	4,286	—	N/A
Fiscal 2013	69,000,000	5,173	—	N/A
Fiscal 2012	—	—	—	N/A
Credit Facility
Fiscal 2021	$—	$5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019(7)	—	5,998	—	N/A
Fiscal 2018(7)	—	5,884	—	N/A
Fiscal 2017(7)	—	3,968	—	N/A
Fiscal 2016(8)	—	3,784	—	N/A
Fiscal 2015(8)	—	4,884	—	N/A
Fiscal 2014(8)	18,000,000	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A
Fiscal 2012	—	—	—	N/A

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
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The "—" in this column indicates that the SEC expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by the Company as of the stated time periods.
(4)The 6.00% Notes due 2026 were issued on December 17, 2021.
(5)For the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The 4.75% Convertible Senior Notes due 2023 were repaid in full with interest on March 29, 2021.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock)(8):
Operating expenses	2.41%	(5)
Interest payments on borrowed funds	1.26%	(6)
Other expenses	0.31%	(7)
Total annual expenses	3.98%
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
(5)Operating expenses in this table represent estimated annual operating expenses based upon the actual annual operating expenses of SuRo Capital Corp. and its consolidated subsidiaries for the year ended December 31, 2021. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(6)We are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in us. Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our outstanding 6.00% Notes due 2026 as of December 31, 2021.

(7)"Other expenses," which we calculate to equal approximately $1.1 million, are estimated based upon actual "Other expenses" for the year ended December 31, 2021.
(8)"Net assets attributable to common stock," which we calculate to equal approximately $364.8 million, reflect our net assets for the year ended December 31, 2021.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$40	$121	$204	$426

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

Item 6.[Reserved]

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

Internalization of Operating Structure

On and effective March 12, 2019 (the "Effective Date"), our Board of Directors approved internalizing our operating structure ("Internalization") and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of the Company's stockholders with its management. As an internally managed BDC, the Company is managed by its employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding the Company's compensation structure. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date, in accordance with their respective terms. As a result, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants. See “Part II, Item 8, Note 3—Related Party Arrangements” and “Part II, Item 8, Note 11—Stock-Based Compensation” in this Form 10-K for more information.

Except as otherwise disclosed herein, this Form 10-K discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-K.

Recent COVID-19 Developments

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization. As of the year ended December 31, 2021, and subsequent to December 31, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of March 10, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Year Ended December 31, 2021

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2021, of all of our portfolio investments was $260,136,253.

During the year ended December 31, 2021, we funded investments in an aggregate amount of $81,668,146 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(1)	Common Share Units & Warrant Units	2/25/2021	200,000
Churchill Sponsor VII LLC(2)	Common Share Units & Warrant Units	2/25/2021	300,000
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-1	2/26/2021	3,499,994
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-2	2/26/2021	3,499,998
Architect Capital PayJoy SPV, LLC(4)	Membership Interest in Lending SPV	3/24/2021	10,000,000
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity ("SAFE")	3/26/2021	1,000,000
Colombier Sponsor LLC(5)	Class B Units & Class W Units	4/1/2021	502,193
Colombier Sponsor LLC(5)	Class B Units & Class W Units	6/7/2021	2,209,649
Churchill Capital Corp. II(6)	Common Shares, Class A	6/8/2021	10,000,000
Trax Ltd.	Common Shares & Investec Preferred Shares	6/9/2021	10,000,000
Blink Health, Inc.	Preferred Shares, Series C	6/28/2021	4,999,987
AltC Sponsor LLC(7)	Share Units	7/21/2021	250,000
PayJoy, Inc.	Preferred Shares	7/23/2021	2,500,002
Orchard Technologies, Inc.	Preferred Shares, Series D	8/9/2021	9,999,996
Varo Money, Inc.	Common Shares	8/11/2021	10,000,371
YouBet Technology, Inc. (d/b/a PickUp)	Preferred Shares, Series Seed-2	8/26/2021	499,999
True Global Ventures 4 Plus Pte Ltd(8)	Limited Partner Fund Investment	8/27/2021	706,000
Rebric, Inc. (d/b/a Compliable)	Preferred Shares, Series Seed-4	10/12/2021	1,000,000
Course Hero, Inc.	Preferred Shares, Series C	11/5/2021	9,999,971
Total			$81,668,146
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
(4)As of December 31, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded. Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC and holds a minority equity interest in such investment manager.
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
(6)On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. This investment constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, and is a non-controlling board member of Churchill Capital Corp II.
(7)AltC Sponsor LLC is the sponsor of AltC Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company's investment in AltC Sponsor LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company's Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp.
(8)As of December 31, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

    During the year ended December 31, 2021, we capitalized fees of $47,893.

    During the year ended December 31, 2021, we exited or received proceeds from investments in an amount of $259,698,537, net of transaction costs, and realized a net gain on investments of $218,735,504 (including U.S. Treasury investments and adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
Palantir Technologies, Inc.(3)	Various	4,618,952	$26.72	$123,419,184	$110,544,068
Palantir Lending Trust SPV I(4)	Various	N/A	N/A	2,172,637	2,172,637
Residential Homes for Rent, LLC (d/b/a Second Avenue)(5)	Various	N/A	N/A	1,386,457	—
SP Holdings Group, Inc.	4/28/2021	2,542,587	0.19	490,246	490,246
CUX, Inc. (d/b/a CorpU)(6)	8/24/2021	N/A	N/A	6,009,092	1,968,218
Clever, Inc.(7)	9/3/2021	1,799,047	1.67	3,011,486	1,010,886
Skillsoft Corp.	Various	18,157	12.63	229,269	47,699
Coursera, Inc.(8)	Various	3,128,361	36.86	115,325,000	97,965,464
Tynker (f/k/a Neuron Fuel, Inc.)(9)	12/6/2021	534,162	5.44	2,907,951	2,598,640
NewLake Capital Partners, Inc.	Various	167,755	28.30	4,747,215	1,390,636
Total				$259,698,537	$218,188,494
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain does not include adjustments to amounts held in escrow receivable.
(3)As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(4)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of December 31, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(5)During the year ended December 31, 2021, approximately $1.4 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and approximately $0.4 million was attributed to interest.
(6)As of December 31, 2021, net proceeds includes approximately $0.3 million in additional proceeds currently held in escrow.
(7)On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 86,800 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of December 31, 2021, SuRo Capital Corp.'s common shares in Kahoot! ASA were subject to certain lock-up restrictions.
(8)As of November 4, 2021, all remaining shares of Coursera, Inc. held by us had been sold.
(9)As of December 31, 2021, net proceeds includes approximately $0.4 million in additional proceeds currently held in escrow.

During the year ended December 31, 2021, we realized a net investment loss of $0.1 million due to the expiration of our OneValley, Inc. (f/k/a NestGSV, Inc.) Series A-4 preferred warrants with a strike price of $1.33 on July 18, 2021, and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series B preferred warrants with a strike price of $2.31 on November 29, 2021.

During the year ended December 31, 2021, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series A-3 preferred warrants with a strike price of $1.33 expired on April 4, 2021, and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series A-4 preferred warrants with a strike price of $1.33 expired on October 6, 2021.

Year Ended December 31, 2020

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

    During the year ended December 31, 2020, we exited investments in an amount of $31,245,944, net of transaction costs, and realized a net gain on investments of $16,441,223 (including U.S. Treasury investments and adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Net Proceeds	Realized Gain/(Loss)(1)
Parchment, Inc.(2)	$10,876,621	$6,785,364
4C Insights (f/k/a The Echo Systems Corp.)(3)	807,952	(628,452)
Palantir Technologies, Inc.(4)	11,671,878	8,357,068
Palantir Lending Trust SPV I(5)	7,889,493	988,892(6)
Total	$31,245,944	$15,502,872
_________________________________
(1)Realized gain/(loss) does not include amounts held in escrow receivable or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.
(2)On January 31, 2020, Parchment, Inc. closed a merger with Credentials Solutions. As a result of the transaction, we received $10,876,621 in net proceeds. As of December 31, 2020, we received all escrow proceeds of $90,275.
(3)On July 29, 2020, SuRo Capital Corp. exited its investment in 4C Insights (f/k/a The Echo Systems Corp.). In connection with this exit, SuRo Capital Corp. received 112,374 Class A common shares in Kinetiq Holdings, LLC in addition to cash proceeds and amounts currently held in escrow. As of December 31, 2020, we have received $12,900 in escrow proceeds, and expect to receive $43,223 in additional escrow proceeds in 2021.
(4)As of December 31, 2020, we held 4,618,952 remaining Class A common shares of Palantir Technologies, Inc., all of which were subject to lock-up restrictions.
(5)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. The collateralized loan to Palantir Lending Trust SPV I matures on June 19, 2022 and includes a 15% interest rate. Through the collateralized loan, SuRo Capital Corp. participated in additional upside in a future Palantir Technologies, Inc. liquidity event by receiving a percentage of the share price appreciation as captured in the Equity Participation in Underlying Collateral security. As of December 31, 2020, the balance of the loan and all guaranteed interest has been fully repaid, and SuRo Capital Corp. retains the right to upside on 1,312,290 shares as captured in the Equity Participation in Underlying Collateral security. The net proceeds figure does not include accrued guaranteed interest received of $782,125.
(6)The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.

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

Results of Operations

Comparison of the years ended December 31, 2021, 2020, and 2019

Operating results for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Total Investment Income	$1,470,842	$1,824,127	$1,495,724
Interest income	897,772	1,006,510	995,724
Dividend income	573,070	817,617	500,000
Total Operating Expenses	$11,401,661	$16,338,543	$10,946,792
Management fees	—	—	848,723
Incentive fees/(reversal of incentive fee accrual)	—	—	(4,660,472)
Costs incurred under Administration Agreement	—	—	306,084
Compensation expense	6,162,716	8,801,841	4,286,972
Directors’ fees	752,442	445,000	383,370
Professional fees	2,665,689	2,962,781	5,290,329
Interest expense	693,526	2,247,817	2,372,570
Income tax expense	9,347	43,574	33,825
Other expenses	1,117,941	1,837,530	2,085,391
Net Investment Loss	$(9,930,819)	$(14,514,416)	$(9,451,068)
Net realized gain on investments	218,735,504	16,441,223	19,179,340
Net change in unrealized appreciation/(depreciation) of investments	(61,732,964)	73,410,631	13,339,859
Benefit from taxes on unrealized depreciation of investments	—	—	885,566
Net Change in Net Assets Resulting from Operations	$147,071,721	$75,337,438	$23,953,697

Investment Income

For the year ended December 31, 2021 as compared to the year ended December 31, 2020

Investment income decreased to $1,470,842 for the year ended December 31, 2021 from $1,824,127 for the year ended December 31, 2020. The net decrease between periods was due to a decrease in dividend income from SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.), and a decrease in accrued interest income from Palantir Lending Trust SPV I. The decrease was offset by an increase in dividend income from Aventine Property Group, Inc., Treehouse Real Estate Investment Trust, Inc., and NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.), and interest income from the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan, Enjoy Technologies, Inc. convertible promissory note, and Architect Capital PayJoy SPV, LLC membership interest in lending SPV during the year ended December 31, 2021, relative to the year ended December 31, 2020.

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

Operating Expenses

For the year ended December 31, 2021 as compared to the year ended December 31, 2020

Total operating expenses decreased to $11,401,661 for the year ended December 31, 2021 from $16,338,543 for the year ended December 31, 2020. The decrease in operating expense was primarily due to the decrease in the recognition of all unvested and unrecognized compensation cost related to the stock-based compensation plan upon cancellation of all outstanding options on April 28, 2020, as well as a decrease in interest expense, professional fees, income tax expense, and other expenses during the year ended December 31, 2021, relative to the year ended December 31, 2020.

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

Net Investment Loss

For the year ended December 31, 2021 as compared to the year ended December 31, 2020

For the year ended December 31, 2021, we recognized net investment loss of $9,930,819, compared to net investment loss of $14,514,416 for the year ended December 31, 2020. The change between periods resulted from the decrease in operating expenses between periods during the year ended December 31, 2021, relative to the year ended December 31, 2020.

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

Net Realized Gain on Investments

For the year ended December 31, 2021 as compared to the year ended December 31, 2020

For the year ended December 31, 2021, we recognized a net realized gain on our investments of $218,735,504, compared to a net realized gain of $16,441,223 for the year ended December 31, 2020. The components of our net realized gains on portfolio investments for the year ended December 31, 2021 and 2020, excluding U.S. Treasury investments, are reflected in the tables above, under “—Portfolio and Investment Activity.”

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

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2021, we had a net change in unrealized appreciation/(depreciation) of $(61,732,964). For the year ended December 31, 2020, we had a net change in unrealized appreciation/(depreciation) of $73,410,631. For the year ended December 31, 2019, we had a net change in unrealized appreciation/(depreciation) of $13,339,859. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the year ended December 31, 2021, 2020, and 2019.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2021
Course Hero, Inc.	$42,752,699
Forge Global, Inc.	10,976,202
Aspiration Partners, Inc.	7,597,596
Rover Group, Inc.	6,290,626
StormWind, LLC	3,872,381
CUX, Inc. (d/b/a CorpU)(1)	3,654,203
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	1,905,116
Varo Money, Inc.	(1,463,873)
Palantir Lending Trust SPV I	(1,620,240)
Enjoy Technology, Inc.	(2,514,243)
Rent the Runway, Inc.	(2,581,146)
Ozy Media, Inc.	(10,098,381)
Coursera, Inc.(1)	(35,822,601)
Palantir Technologies, Inc.(1)	(81,760,272)
Other(2)	(2,921,031)
Total	$(61,732,964)
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2021.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2020	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2019
Palantir Technologies, Inc.(1)	$66,368,123	Declara, Inc.(1)	$12,334,151
Coursera, Inc.	16,772,218	Ozy Media, Inc.	12,218,812
Course Hero, Inc.	9,405,053	Course Hero, Inc.	11,567,394
Forge Global, Inc.(1)	7,513,356	Coursera, Inc.	10,458,012
Palantir Lending Trust SPV I(1)	2,550,762	Parchment, Inc.	4,745,425
Nextdoor Holdings, Inc.	1,968,755	Aspiration Partners, Inc.	3,511,682
4C Insights (f/k/a The Echo Systems Corp.)(1)	1,414,905	Knewton, Inc.(1)	2,979,116
Aspiration Partners, Inc.	(1,334,698)	Enjoy Technology, Inc.	1,155,396
StormWind, LLC	(1,342,526)	CUX, Inc. (d/b/a CorpU)	(1,804,892)
NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,326,760)	Palantir Technologies, Inc.	(2,471,310)
Treehouse Real Estate Investment Trust, Inc.	(4,063,112)	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	(2,548,128)
SharesPost, Inc.(1)	(4,693,514)	NestGSV, Inc. (d/b/a OneValley, Inc.)	(3,663,624)
Ozy Media, Inc.	(5,585,800)	Dropbox, Inc.(1)	(4,219,119)
Neutron Holdings, Inc. (d/b/a/ Lime)	(6,515,508)	Stormwind, LLC	(4,343,218)
Parchment, Inc.(1)	(6,895,603)	Lyft, Inc.(1)	(11,313,418)
Other(2)	174,980	Spotify Technology S.A.(1)	(16,711,276)
		Other(2)	1,444,856
Total	$73,410,631	Total	$13,339,859
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2020 and 2019.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our consolidated financial statements as of December 31, 2021 for details regarding activity in our investment portfolio from January 1, 2022 through March 10, 2022.

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

Dividends

On March 8, 2022, the Company’s Board of Directors declared a cash dividend of $0.11 per share, payable on April 15, 2022 to stockholders of record as of the close of business on March 25, 2022.

At-the-Market Offering

From January 1, 2022 through March 10, 2022, the Company issued and sold 17,807 Shares under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of March 10, 2022, up to $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of December 31, 2021 for more information regarding the ATM Program.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to December 31, 2021, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the crisis, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of March 10, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Other

On March 9, 2022, Keri Findley, who served as a senior managing director of the Company, tendered her resignation from the Company effective as of the same day. Ms. Findley will leave the Company to pursue other opportunities and her departure is not a result of any disagreement relating to the Company's business, operations, policies or practices.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under "At-the-Market Offering". Our $12.0 million senior secured revolving Credit Facility with Western Alliance Bank (the "Credit Facility") matured and expired on May 31, 2019 and no amounts were outstanding under the Credit Facility as of such date. In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, the outstanding principal amount of which we redeemed in full on March 29, 2021. On December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and "Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2021.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the year ended December 31, 2021, our operating expenses were $11,401,661. For the years ended December 31, 2020 and 2019, our operating expenses were $16,338,543 and $10,946,792, respectively.

Cash Reserves and Liquid Securities	December 31, 2021	December 31, 2020	December 31, 2019
Cash	$198,437,078	$45,793,724	$44,861,263
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	16,970,411	—	—
Subject to other sales restrictions(2)	27,602,814	94,635,398	—
Securities of publicly traded portfolio companies	44,573,225	94,635,398	—
Total Cash Reserves and Liquid Securities	$243,010,303	$140,429,122	$44,861,263

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

During the year ended December 31, 2021, cash increased to $198,437,078 from $45,793,724 at the beginning of the year. The increase in cash was primarily due to proceeds from the sale of our investments in Palantir Technologies, Inc., Coursera, Inc. and other investment monetizations in addition to the proceeds received from the issuance of our 6.00% Notes due 2026, offset by cash used to purchase investments, pay dividends, and pay our operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2021 is as follows:

	Payments Due By Period ( in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Notes(1)	75.0	—	—	75.0	—
Operating lease liability	0.5	0.2	0.3	—	—
Total	$75.5	$0.2	$0.3	$75.0	$—
_______________________
(1)The balance shown for the "Notes" reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of December 31, 2021. Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2021 for more information.

Share Repurchase Program

During the year ended December 31, 2021, we did not repurchase shares of our common stock pursuant to the Share Repurchase Program. As of December 31, 2021, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $9.6 million. During the year ended December 31, 2020, the Company repurchased 1,655,848 shares of the Company's common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see "Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and “Note 5—Common Stock” to our condensed consolidated financial statements as of December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the year ended December 31, 2021, the Company issued and sold 5,900 Shares under the ATM Program at a weighted-average price of $13.42 per share, for gross proceeds of $79,198 and net proceeds of $78,608, after deducting commissions to the Agents on Shares sold. As of December 31, 2021, up to $99.0 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of December 31, 2021 for more information regarding the ATM Program.

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

During the year ended December 31, 2021, the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2021 for more information regarding the 4.75% Convertible Senior Notes due 2023.

6.00% Notes due 2026

On December 17, 2021, we issued $70.0 million aggregate principal amount of 6.00% Notes due 2026, which bear interest at a fixed rate of 6.00% per year, payable quarterly in arrears on March 31, June 30, September 30, and December 30 of each year, commencing on March 30, 2022. On December 21, 2021, we issued an additional $5.0 million aggregate principal amount of 6.00% Notes due 2026. We received approximately $73.0 million in proceeds from the offering, net of underwriting discounts and commissions and other offering expenses. The 6.00% Notes due 2026 have a maturity date of December 30, 2026, unless previously repurchased or redeemed in accordance with their terms. We have the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time or from time to time, on or after December 30, 2024 at a redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2021 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2021.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our consolidated financial statements as of December 31, 2021 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2021 for more information.

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

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy and with reference to the estimates of our independent third-party valuation firm, as applicable. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material. In addition, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of December 31, 2021, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SuRo Capital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2021, the financial highlights (presented in Note 8) for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021 and the financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

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

Valuation of Investments – Level 3 Investments in Preferred Stock and Common Stock

As described in Note 4 to the consolidated financial statements, approximately 79% of the Company’s $260 million total investments in securities as of December 31, 2021 represents investments in level 3 common stock and preferred stock issued by private companies whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs with respect to the revenue and/or other multiples utilized, discounts rates and precedent transactions.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements and financial highlights. Our principle audit procedures included, among others:

(i) testing the completeness and accuracy of management’s valuations, including evaluating the appropriateness of management’s methodologies, evaluating the reasonableness of assumptions and significant unobservable inputs, including revenue and/or other multiples utilized, discounts rates and precedent transactions; and

(ii) the involvement of professionals with specialized skills and knowledge to assist in the assessment of the fair values for a sample of investments, including reviewing the valuation methodologies, assessing the assumptions utilized in developing the estimates, and evaluating the reasonableness of management’s conclusions in deriving the valuations.

/s/ Marcum LLP

San Francisco, CA
March 11, 2022

We have served as the Company’s auditor since 2019.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $146,360,300 and $105,339,169, respectively)	$231,768,290	$249,804,803
Non-controlled/affiliate investments (cost of $41,211,183 and $53,865,346, respectively)	14,609,089	30,165,773
Controlled investments (cost of $19,883,894 and $7,161,412, respectively)	13,758,874	809,198
Total Portfolio Investments	260,136,253	280,779,774
Investments in U.S. Treasury bills (cost of $0 and $150,000,000, respectively)	—	150,000,000
Total Investments (cost of $207,455,377 and $316,365,927, respectively)	260,136,253	430,779,774
Cash	198,437,078	45,793,724
Proceeds receivable	52,493	—
Escrow proceeds receivable	2,046,645	852,462
Interest and dividends receivable	83,655	166,998
Deferred financing costs	621,719	297,196
Prepaid expenses and other assets(1)	937,984	985,550
Total Assets	462,315,827	478,875,704
LIABILITIES
Accounts payable and accrued expenses(1)	875,047	762,312
Accrued interest payable	175,000	453,803
Dividends payable	23,390,048	4,395,229
Payable for securities purchased	—	134,250,000
Income tax payable	—	35,850
4.75% Convertible Senior Notes due March 28, 2023(2)	—	37,395,437
6.00% Notes due December 30, 2026(3)	73,029,108	—
Total Liabilities	97,469,203	177,292,631
Commitments and contingencies (Notes 7 and 10)
Net Assets	$364,846,624	$301,583,073
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 31,118,556 and 19,914,023 issued and outstanding, respectively)	$311,185	$199,140
Paid-in capital in excess of par	350,079,409	221,802,592
Accumulated net investment loss	(50,124,597)	(40,193,778)
Accumulated net realized gain on investments, net of distributions	11,899,742	5,361,270
Accumulated net unrealized appreciation of investments	52,680,885	114,413,849
Net Assets	$364,846,624	$301,583,073
Net Asset Value Per Share	$11.72	$15.14
See accompanying notes to consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of December 31, 2021, the 4.75% Convertible Senior Notes due March 28, 2023 had been fully converted into the Company's common stock or redeemed in cash by the Company. As of December 31, 2020, the 4.75% Convertible Senior Notes due March 28, 2023 (effective interest rate of 5.57%) had a face value $38,215,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)    As of December 31, 2021, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.13%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$507,772	$1,035,694	$828,392
Dividend income	470,438	50,000	100,000
Non-controlled/affiliate investments:
Interest income/(reversal of accrued interest)	—	(29,184)	108,395
Dividend income	102,632	317,617	—
Controlled investments:
Interest income	390,000	—	58,937
Dividend income	—	450,000	400,000
Total Investment Income	1,470,842	1,824,127	1,495,724
OPERATING EXPENSES
Management fees(1)	—	—	848,723
Incentive fees/(reversal of incentive fee accrual)(1)	—	—	(4,660,472)
Costs incurred under Administration Agreement(1)	—	—	306,084
Compensation expense(2)	6,162,716	8,801,841	4,286,972
Directors’ fees(3)	752,442	445,000	383,370
Professional fees	2,665,689	2,962,781	5,290,329
Interest expense	693,526	2,247,817	2,372,570
Income tax expense	9,347	43,574	33,825
Other expenses	1,117,941	1,837,530	2,085,391
Total Operating Expenses	11,401,661	16,338,543	10,946,792
Net Investment Loss	(9,930,819)	(14,514,416)	(9,451,068)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	216,870,940	16,441,223	32,625,663
Non-controlled/affiliate investments	1,864,564	—	(13,446,323)
Net Realized Gain on Investments	218,735,504	16,441,223	19,179,340
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(59,057,641)	82,163,227	(1,907,148)
Non-controlled/affiliate investments	(2,902,517)	(8,786,596)	21,489,014
Controlled investments	227,194	34,000	(6,242,007)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(61,732,964)	73,410,631	13,339,859
Benefit from taxes on unrealized depreciation of investments	—	—	885,566
Net Change in Net Assets Resulting from Operations	$147,071,721	$75,337,438	$23,953,697
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$5.69	$4.21	$1.24
Diluted(4)	$5.52	$3.56	$1.14
Weighted-Average Common Shares Outstanding
Basic	25,861,642	17,910,353	19,328,414
Diluted(4)	26,758,367	21,790,898	23,069,622
See accompanying notes to consolidated financial statements.

____________________________________________________________________________________________________________________________
(1)    This balance references a related-party transaction. Refer to "Note 3—Related-Party Arrangements" for more detail.
(2)    For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020.
(3)     For the year ended December 31, 2021, this balance includes $209,360 of stock-based compensation expense related to the 2020 annual non-employee director grants. Refer to "Note 11— Stock-Based Compensation" for more detail.
(4)    As of December 31, 2021, there were no potentially dilutive securities outstanding.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2021	2020	2019

Change in Net Assets Resulting from Operations
Net investment loss	$(9,930,819)	$(14,514,416)	$(9,451,068)
Net realized gains on investments	218,735,504	16,441,223	19,179,340
Net change in unrealized appreciation/(depreciation) of investments	(61,732,964)	73,410,631	13,339,859
Benefit from taxes on unrealized depreciation of investments	—	—	885,566
Net Change in Net Assets Resulting from Operations	147,071,721	75,337,438	23,953,697
Distributions
Dividends declared	(212,197,025)	(16,947,366)	(5,620,558)
Total Distributions	(212,197,025)	(16,947,366)	(5,620,558)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	78,608	49,882,319	—
Stock-based compensation(1)	1,306,615	1,962,431	998,355
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	37,259,819	1,810,956	—
Issuance of common stock from stock dividend	89,743,813	—	—
Repurchases of common stock	—	(10,379,994)	(14,792,364)
Net Change in Net Assets Resulting from Capital Transactions	128,388,855	43,275,712	(13,794,009)
Total Change in Net Assets	63,263,551	101,665,784	4,539,130
Net Assets at Beginning of Year	301,583,073	199,917,289	195,378,159
Net Assets at End of Year	$364,846,624	$301,583,073	$199,917,289

Capital Share Activity
Shares outstanding at beginning of year	19,914,023	17,564,244	19,762,647
Issuance of common stock from public offering	5,900	3,808,979	—
Issuance of common stock under restricted stock plan	369,298	21,760	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	4,097,808	174,888	—
Issuance of common stock from stock dividend	6,731,527	—	—
Shares repurchased	—	(1,655,848)	(2,198,403)
Shares Outstanding at End of Year	31,118,556	19,914,023	17,564,244

See accompanying notes to consolidated financial statements.

__________________________________________________________________________________________________________________________
(1)    For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$147,071,721	$75,337,438	$23,953,697
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(218,735,504)	(16,441,223)	(19,179,340)
Net change in unrealized (appreciation)/depreciation of investments	61,732,964	(73,410,631)	(13,339,859)
Change in deferred tax liability	—	—	(885,566)
Amortization of discount on 4.75% Convertible Senior Notes due 2023	76,927	376,802	369,124
Amortization of discount on 6.00% Notes due 2026	16,310	—	—
Amortization of fixed income security premiums and discounts	—	—	(5,066)
Write-off of deferred offering costs	—	—	267,541
Stock-based compensation(1)	1,306,615	1,962,431	998,355
Paid-in-kind interest	—	—	(383,980)
Adjustments to escrow proceeds receivable	1,934,622	844,825	29,178
Forfeited interest on 4.75% Convertible Senior Notes due 2023	102,917	25,996	—
Purchases of investments in:
Portfolio investments	(81,716,039)	(31,433,027)	(25,569,685)
U.S. Treasury bills	—	(450,000,084)	(299,930,250)
Proceeds from sales or maturity of investments in:
Portfolio investments	257,427,478	31,245,944	65,603,252
U.S. Treasury bills	150,000,000	350,000,000	350,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	47,566	770,383	(1,548,164)
Interest and dividends receivable	83,343	(82,368)	171,040
Deferred credit facility costs	—	—	(11,382)
Proceeds receivable	(52,493)	—	—
Escrow proceeds receivable	(1,194,183)	(587,154)	2,229,279
Payable for securities purchased	(134,250,000)	89,503,340	(44,733,443)
Accounts payable and accrued expenses	112,735	(381,611)	653,236
Payable to executive officers	—	(1,369,873)	1,369,873
Income tax payable	(35,850)	35,850	—
Accrued incentive fees(2)	—	—	(4,660,472)
Accrued management fees(2)	—	—	(415,056)
Accrued interest payable	(278,803)	(21,197)	—
Net Cash Provided by/(Used in) Operating Activities	183,650,326	(23,624,159)	34,982,312
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	78,608	49,882,319	—
Proceeds from the issuance of 6.00% Notes due 2026	75,000,000	—	—
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—	—
Deferred debt issuance costs	(1,970,892)	—	—
Repurchases of common stock	—	(10,379,995)	(14,792,364)
Cash dividends paid	(103,458,098)	(14,659,850)	(3,512,849)
Cash paid for fractional shares	(399)	(40)	—
Deferred financing costs	(366,191)	(285,814)	—
Net Cash Provided by/(Used in) Financing Activities	(31,006,972)	24,556,620	(18,305,213)
Total Increase in Cash Balance	152,643,354	932,461	16,677,099
Cash Balance at Beginning of Year	45,793,724	44,861,263	28,184,163
Cash Balance at End of Year	198,437,078	45,793,724	44,861,262

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended December 31,
	2021	2020	2019
Supplemental Information:
Interest paid	794,206	1,874,294	2,018,336
Taxes paid	43,499	5,859	33,825
Conversion of 4.75% Convertible Senior Notes due 2023	37,925,000	1,785,000	—
See accompanying notes to consolidated financial statements.

__________________________________________________________________________________________________________________________
(1)    For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to "Note 11— Stock-Based Compensation" for more detail.
(2)    This balance references a related-party transaction. Refer to "Note 3—Related-Party Arrangements" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$77,831,772	21.33%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	2.74%
Total				14,999,972	87,831,743	24.07%
Forge Global, Inc.	San Francisco, CA
Common shares, Class AA	Online Marketplace Finance	7/20/2011	625,520	266,507	16,430,555	4.50%
Junior Preferred shares		7/19/2011	160,534	2,259,716	4,216,752	1.16%
Junior Preferred warrants, Strike Price $12.42, Expiration Date 11/9/2025		7/19/2011	73,695	—	368,474	0.10%
Total				2,526,223	21,015,781	5.76%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,315,552	1.18%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	2.74%
Total				15,004,340	14,315,526	3.92%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares(3)	Social Networking	9/27/2018	1,801,850	10,002,666	12,439,522	3.41%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	10,556,306	2.89%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	499,437	0.14%
Total				1,283,005	11,055,743	3.03%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	2,882,476	0.79%
Preferred shares, Investec series		6/9/2021	144,409	7,224,600	7,487,823	2.05%
Total				10,005,748	10,370,299	2.84%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	2.74%
Skillsoft Corp.**(18)	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	8,983,863	2.46%
Varo Money, Inc.	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	8,541,676	2.34%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New York, NY
Common shares***(3)(16)	Cannabis REIT	8/12/2019	278,471	5,653,375	7,986,548	2.19%
Rover Group, Inc.**(13)	Seattle, WA
Common shares(3)	Peer-to-Peer Pet Services	11/3/2014	838,381	2,506,119	7,765,504	2.13%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,531,447	0.97%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.96%
Total				7,003,318	7,031,445	1.93%
Enjoy Technology, Inc.**	Menlo Park, CA
Common shares(3)	On-Demand Commerce	10/16/2014	1,070,919	5,526,777	4,576,572	1.25%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	0.96%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.14%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.10%
See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	$1,500,000	$1,500,000	0.41%
Term loan 15%, Due 12/23/2023***(14)		12/23/2020	$2,000,000	2,000,000	2,000,000	0.55%
Total				3,500,000	3,500,000	0.96%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	0.69%
Rent the Runway, Inc.**	New York, NY
Common shares(3)	Subscription Fashion Rental	6/17/2020	339,191	5,153,945	2,418,856	0.66%
Aventine Property Group, Inc.(12)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	2,190,978	0.60%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,002,720	1,000,000	0.27%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,064,409	1,002,755	1,000,000	0.27%
Palantir Lending Trust SPV I **(11)	Palo Alto, CA
Equity Participation in Underlying Collateral(3)	Data Analysis	6/19/2020	—	—	930,524	0.26%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	713,505	670,000	0.18%
YouBet Technology, Inc. (d/b/a PickUp)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	385,353	502,232	499,999	0.14%
Kahoot! ASA**(19)	Oslo, Norway
Common shares(3)	Education Software	12/5/2014	86,800	458,138	402,360	0.11%
Churchill Sponsor VII LLC**(17)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.06%
Warrant units		2/25/2021	277,000	94,180	94,180	0.03%
Total				300,000	300,000	0.09%
AltC Sponsor LLC**(17)	New York, NY
Share units	Special Purpose Acquisition Company	7/21/2021	239,300	250,855	250,000	0.07%
Churchill Sponsor VI LLC**(17)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.04%
Warrant units		2/25/2021	199,100	65,703	65,703	0.02%
Total				200,000	200,000	0.06%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(20)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.(12)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$146,360,300	$231,768,290	63.53%
See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$621,093	0.17%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	6,496,729	1.78%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	4,423,607	1.21%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	289,293	0.08%
Total				6,387,741	11,830,722	3.24%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	2,268,268	0.62%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	505,099	0.14%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	5,000	0.01%
Total				9,660,759	2,778,367	0.77%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,211,183	$14,609,089	4.01%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - continued
December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***(15)	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	2.74%
Colombier Sponsor LLC**(17)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,354	0.43%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.32%
Total				2,715,737	2,711,841	0.75%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	1,047,033	0.29%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	1,047,033	0.29%

Total Controlled				$19,883,894	$13,758,874	3.78%

Total Portfolio Investments				$207,455,377	$260,136,253	71.32%

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
**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2021, 26.91% of its total investments are non-qualifying assets.
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

(4)As of December 31, 2021, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)SuRo Capital Corp.’s investments in preferred shares in Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a PickUp), and Rebric Inc. (d/b/a Compliable) are held through SuRo Capital Corp.'s wholly owned subsidiary, SuRo Capital Sports, LLC ("SuRo Sports").

(8)SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of December 31, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

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

(11)As of December 31, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions.

(12)On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc. During the year ended December 31, 2021, Aventine Property Group, Inc. declared an aggregate of $0.1 million in dividend distributions. During the year ended December 31, 2021, Treehouse Real Estate Investment Trust, Inc. declared an aggregate of $0.2 million in dividend distributions.

(13)On July 30, 2021, A Place for Rover, Inc. executed a business combination, through Nebula Caravel Acquisition Corp., a special purpose acquisition company. Following the merger, A Place for Rover, Inc. changed its name to Rover Group, Inc. and SuRo Capital Corp. received 130,390 additional common shares as a result of the exchange ratio prescribed in the transaction. As of December 31, 2021, SuRo Capital Corp.'s common shares in Rover Group, Inc. were subject to certain lock-up restrictions.

(14)During the year ended December 31, 2021, approximately $1.4 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and approximately $0.4 million was attributed to interest.

(15)As of December 31, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(16)During the year ended December 31, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.3 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions. On August 20, 2021, NewLake Capital Partners, Inc.(f/k/a GreenAcreage Real Estate Corp.) went public via an initial public offering on the OTCQX. As of December 31, 2021, none of SuRo Capital Corp.'s common shares in NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) were subject to lock-up restrictions.

(17)Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(18)On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. As of December 31, 2021, none of SuRo Capital Corp.'s common shares in Skillsoft Corp. were subject to lock-up restrictions.

(19)On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 86,800 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of December 31, 2021, SuRo Capital Corp.'s common shares in Kahoot! ASA were subject to certain lock-up restrictions.

(20)During the year ended December 31, 2021, Fullbridge, Inc.'s obligations under its financing arrangements with the Company became past due.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

The Company’s date of inception was January 6, 2011, which is the date it commenced its development stage activities. The Company’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “SSSS” (formerly "GSVC"). Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol ("SSSS"). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of December 31, 2021, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
SuRo Capital Sports, LLC ("SuRo Sports")	Delaware	March 19, 2021	100%
Subsidiaries below are referred to collectively, as the “Taxable Subsidiaries”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%

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
December 31, 2021
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
December 31, 2021
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
December 31, 2021
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
December 31, 2021
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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2021 and December 31, 2020, for details regarding the nature and composition of the Company’s investment portfolio.

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
December 31, 2021

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration is to be recognized when the amount of the contingent consideration becomes realized or realizable. As of December 31, 2021 and December 31, 2020, the Company had $2,046,645 and $852,462, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of December 31, 2021 and December 31, 2020, the Company had deferred financing costs of $621,719 and $297,196, respectively, on the Consolidated Statement of Assets and Liabilities.

	December 31, 2021	December 31, 2020
Deferred debt issuance costs	$1,970,892	$—
Deferred offering costs	621,719	297,196
Deferred Financing Costs	$2,592,611	$297,196

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
December 31, 2021
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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2021 and December 31, 2020, the Company had no material escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and intends to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least the sum of 90% of our investment company taxable income (“ICTI”), including payment-in-kind interest income, as defined by the Code, and 90% of our net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year (the "Annual Distribution Requirement"). Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the Taxable Subsidiaries are taxable subsidiaries, regardless of whether the Company is a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s consolidated financial statements.

If it is not treated as a RIC, the Company will be taxed as a regular corporation (a “C corporation”) under Subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to its stockholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify for tax treatment as a RIC. If the Company fails to requalify for tax treatment as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years. The Company was taxed as a C Corporation for its 2012 and 2013 taxable years. Refer to “Note 9—Income Taxes” for further details.

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
December 31, 2021
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

In December 2020, the SEC adopted rule 2a-5, which established requirements for satisfying a fund board's obligation to determine fair value in good faith for purposes of the Investment Company Act of 1940. The rule permits boards to assign the determination to a “valuation designee,” who may be the fund’s investment adviser or, if the fund is internally managed, an officer of the fund. The rule also defines a market quotation as “readily available” only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date. In connection with the adoption of new rule 2a-5, the Commission also adopted new rule 31a-4, which requires funds to maintain documentation to support fair value determinations and documentation related to the designation of the valuation designee. The Company is evaluating the impact of adopting these new rules and intends to comply with their requirements on or before the compliance date in September 2022.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

For the years ended December 31, 2021, 2020, and 2019, the Company incurred $0, $582,438 and $667,563, respectively, of consulting expense, as included in "professional fees" on the Consolidated Statements of Operations, related to the Consulting Agreement.

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

For the years ended December 31, 2021, 2020, and 2019, the Company incurred $0, $582,438 and $667,563, respectively, of licensing expense, as included in "other expenses" on the Consolidated Statements of Operations, related to the Amended and Restated License Agreement.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

For the years ended December 31, 2021 and 2020, the Company did not accrue or waive any management fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019. GSV Asset Management earned $848,723 in management fees for the year ended December 31, 2019, and waived $0 in management fees for the year ended December 31, 2019.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
For the years ended December 31, 2021 and 2020, the Company did not accrue any incentive fees due to the termination of the Investment Advisory Agreement, effective March 12, 2019. For the year ended December 31, 2019, the Company reversed previously accrued incentive fees of $4,660,472, due to the termination of the Investment Advisory Agreement. As the Investment Advisory Agreement has been terminated, there will be no incentive fee payable to GSV Asset Management going forward.

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

As of each of December 31, 2021, 2020, and 2019, there were no receivables owed to the Company by GSV Asset Management. As the Investment Advisory Agreement has been terminated, there will be no receivables owed to the Company by GSV Asset Management going forward.

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

For the years ended December 31, 2021 and 2020, the Company did not incur any costs under the Administration Agreement due to the termination of the Investment Advisory Agreement, effective March 12, 2019. For the year ended

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
December 31, 2019, the Company incurred $306,084 in such costs incurred under the Administration Agreement. As the Administration Agreement has been terminated, there will be no costs incurred by GSV Capital Service Company on behalf of the Company going forward.

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp VI, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, our Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp VII, a special purpose acquisition company, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VII. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of December 31, 2021, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $300,000, respectively.

The Company's investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp II, through which the Company executed a

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of December 31, 2021, the fair value of the Company’s investment in Skillsoft Corp. was $8,983,863.

Keri Findley, a senior managing director of the Company, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., one of the Company’s portfolio companies, and holds a minority equity interest in such portfolio company. Ms. Findley also is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, one of the Company’s portfolio companies, and holds a minority equity interest in such investment manager. As of December 31, 2021, the fair values of the Company’s investments in Shogun Enterprises, Inc. and Architect Capital PayJoy SPV, LLC were $7,031,445 and $10,000,000, respectively.

In addition, Keri Findley and Claire Councill, an investment professional of the Company, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company's portfolio companies. The Company's investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company's Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of December 31, 2021, the fair values of the Company’s investments in Colombier Sponsor LLC and AltC Sponsor LLC were $2,711,841 and $250,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of December 31, 2021, the Company had 64 positions in 38 portfolio companies. As of December 31, 2020, the Company had 57 positions in 27 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$99,964,047	$163,801,798	44.9%	$89,335,378	$141,235,987	46.9%
Common Stock	51,581,524	42,860,156	11.7%	46,802,917	34,190,839	11.3%
Debt Investments	5,807,373	3,011,438	0.8%	8,587,621	4,845,340	1.6%
Options	10,982,983	4,959,112	1.4%	8,764,885	5,872,210	1.9%
Total Private Portfolio Companies	168,335,927	214,632,504	58.8%	153,490,801	186,144,376	61.7%
Publicly Traded Portfolio Companies
Common Stock	39,119,450	44,573,225	12.2%	12,875,126	94,635,398	31.4%
Options	—	930,524	0.3%	—	—	—%
Total Publicly Traded Portfolio Companies	39,119,450	45,503,749	12.5%	12,875,126	94,635,398	31.4%
Total Portfolio Investments	207,455,377	260,136,253	71.3%	166,365,927	280,779,774	93.1%
Non-Portfolio Investments
U.S. Treasury Bills	—	—	—%	150,000,000	150,000,000	49.7%
Total Investments	$207,455,377	$260,136,253	71.3%	$316,365,927	$430,779,774	142.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The geographic and industrial compositions of the Company’s portfolio at fair value as of December 31, 2021 and December 31, 2020 were as follows:

	As of December 31, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$188,304,542	72.4%	51.6%	$248,633,803	88.5%	82.4%
Northeast	47,666,629	18.3%	13.1%	24,324,345	8.7%	8.1%
Mid-west	12,722,423	4.9%	3.5%	7,821,626	2.8%	2.6%
International	11,442,659	4.4%	3.1%	—	—%	—%
Total	$260,136,253	100.0%	71.3%	$280,779,774	100.0%	93.1%

	As of December 31, 2021			As of December 31, 2020
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$109,048,688	41.9%	29.9%	$99,397,589	35.4%	33.0%
Financial Technology	71,954,012	27.7%	19.7%	25,614,522	9.1%	8.5%
Marketplaces	49,346,174	19.0%	13.5%	34,841,714	12.4%	11.6%
Social/Mobile	16,439,523	6.3%	4.5%	22,930,589	8.2%	7.6%
Big Data/Cloud	12,300,823	4.7%	3.4%	97,186,162	34.6%	32.1%
Sustainability	1,047,033	0.4%	0.3%	809,198	0.3%	0.3%
Total	$260,136,253	100.0%	71.3%	$280,779,774	100.0%	93.1%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Computer Software
Corporate Education
Education Software
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Gaming Licensing
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
Digital Media Technology
Interactive Media & Services
Mobile Access Technology
Social Data Platform
Social Networking
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2021 and December 31, 2020 are as follows:

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$163,801,798	$163,801,798
Common Stock	—	—	42,860,156	42,860,156
Debt Investments	—	—	3,011,438	3,011,438
Options	—	—	4,959,112	4,959,112
Private Portfolio Companies	—	—	214,632,504	214,632,504
Publicly Traded Portfolio Companies
Common Stock	16,970,411	27,602,814	—	44,573,225
Options	—	930,524	—	930,524
Publicly Traded Portfolio Companies	16,970,411	28,533,338	—	45,503,749
Total Investments at Fair Value	$16,970,411	$28,533,338	$214,632,504	$260,136,253

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$141,235,987	$141,235,987
Common Stock	—	—	34,190,839	34,190,839
Debt Investments	—	—	4,845,340	4,845,340
Options	—	—	5,872,210	5,872,210
Private Portfolio Companies	—	—	186,144,376	186,144,376
Publicly Traded Portfolio Companies
Common Stock	—	94,635,398	—	94,635,398
Total Portfolio Investments	—	94,635,398	186,144,376	280,779,774
Non-Portfolio Investments
U.S. Treasury bills	150,000,000	—	—	150,000,000
Total Investments at Fair Value	$150,000,000	$94,635,398	$186,144,376	$430,779,774

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2021 and December 31, 2020. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of December 31, 2021

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$42,860,156	Market approach	Revenue multiples	1.80x - 9.62x (6.00x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	DLOM(6)	10.0% (10.0%)
			AFFO(4) multiple	23.03 - 36.28x (23.03x)
			Financing Risk	10.0% (10.0%)
Preferred stock in private companies	$163,801,798	Market approach	Revenue multiples	0.53x - 9.62x (6.63x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	1.05x - 9.62x (3.04x)
			DLOM(6)	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$3,011,438	Market approach	Revenue multiples	1.74x - 2.91x (1.95x)
Options	$4,959,112	Option pricing model	Term to expiration (Years)	0.17 - 6.61 (3.08)
			Volatility	37.7% - 56.5% (37.7%)
		Discounted cash flow	Discount Rate	15.0% (15.0%)
________________________
(1)    As of December 31, 2021, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)    The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
December 31, 2021
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2021 as follows:

	Year Ended December 31, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	(31,652,675)	(155,414,652)	(5,211,120)	(1,619,463)	(193,897,910)
Purchases, capitalized fees and interest	36,154,823	43,239,463	—	2,321,752	81,716,038
Sales/Maturity of investments	(61,675)	(10,646,457)	(2,344,979)	—	(13,053,111)
Realized gains/(losses)	204,195	5,551,864	88,788	(103,655)	5,741,192
Net change in unrealized appreciation/(depreciation) included in earnings	4,024,649	139,835,593	5,633,409	(1,511,732)	147,981,919
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2021	$6,117,069	$46,943,434	$—	$(586,899)	$52,473,604
________________________
(1)    During the year ended December 31, 2021, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Coursera, Inc.	Preferred shares, Series F 8% Preferred shares, Series B 8%	Public Common shares (Level 2)
Churchill Capital Corp. II	Common shares, Class A	Skillsoft Corp. Public Common shares (Level 2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common shares	Public Common shares (Level 2)
A Place for Rover, Inc. (f/k/a DogVacay, Inc.)	Common shares	Rover Group, Inc. Public Common shares (Level 2)
Enjoy Technology, Inc.	Preferred shares, Series B 6% Preferred shares, Series A 6% Convertible Promissory Note 14% Due 1/30/2024	Public Common shares (Level 2)
Nextdoor Holdings, Inc.	Common shares	Public Common shares (Level 2)
Rent the Runway, Inc.	Preferred shares, Series G	Public Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2020 as follows:

	Year Ended December 31, 2020
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2019	$59,209,559	$125,448,358	$1,644,155	$5,283,506	$191,585,578
Transfers out of Level 3(1)	(57,736,900)	—	—	—	(57,736,900)
Purchases, capitalized fees, and interest	1,004,190	19,497,839	10,930,996	—	31,433,025
Sales/Maturity of investments	(807,953)	(10,876,624)	(6,899,999)	(989,494)	(19,574,070)
Exercises and conversions(1)	—	281,190	(281,190)	—	—
Realized gains/(losses)	(628,452)	6,875,639	(602)	989,494	7,236,079
Net change in unrealized appreciation/(depreciation) included in earnings	33,150,395	9,585	(548,020)	588,704	33,200,664
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2020	$6,347,026	$10,825,549	$(508,045)	$588,704	$17,253,234
________________________
(1)    During the year ended December 31, 2020, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Neutron Holdings, Inc. (d/b/a/ Lime)	Preferred shares, Series D	Junior Preferred shares, Series 1-D Common warrants, Strike price $0.01, Expiration Date 5/11/2027
Aspiration Partners, Inc.	Convertible Promissory Note	Preferred shares, Series C-3
Palantir Technologies, Inc.	Common shares, Class A	Public Common shares (Level 2)
SharesPost, Inc.	Preferred shares, Series B	Forge Global Inc. Junior Preferred shares SP Holdings Group, Inc. Preferred shares Series B
SharesPost, Inc.	Common shares	Forge Global Inc. Common shares, Class AA Forge Junior Warrants, Strike price $12.42, Expiration Date 11/9/2025 SP Holdings Group, Inc. Common Shares

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2021 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(9)	2,700,000	$—	$—	$—	$1,159,150	$—	$—	$(1,663)	$1,157,487	0.32%
Total Options		—	—	—	1,159,150	—	—	(1,663)	1,157,487	0.32%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	809,198	—	—	—	—	237,835	1,047,033	0.29%
Total Preferred Stock		—	809,198	—	—	—	—	237,835	1,047,033	0.29%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***(7)	$10,000,000	390,000	—	—	10,006,745	—	—	(6,745)	10,000,000	2.74%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(9)	1,976,033	—	—	—	1,556,587	—	—	(2,233)	1,554,354	0.43%
Total Common Stock		390,000	—	—	11,563,332	—	—	(8,978)	11,554,354	3.17%
TOTAL CONTROLLED INVESTMENTS*(2)		$390,000	$809,198	$—	$12,722,482	$—	$—	$227,194	$13,758,874	3.78%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023	$—	$—	$312,790	$—	$—	$(1,344,981)	$88,789	$943,402	$—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$—	$505,099	0.14%
Total Debt Investments		—	817,889	—	—	(1,344,981)	88,789	943,402	505,099	0.14%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	—	—	73,882	—	—	(1,159,243)	380,636	704,725	—	—%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	—	—	—	—	—	(3,504,871)	1,498,794	2,006,077	—	—%
Total Corporate Education		—	73,882	—	—	(4,664,114)	1,879,430	2,710,802	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	1,865,547	—	—		—	(1,865,547)	—	—%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	3,350,952	—	—	—	—	(3,350,952)	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	2,824,679	—	—	—	—	(2,824,679)	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	1,294,645	—	—	—	—	(1,294,645)	—	—%
Total Digital Media Platform		—	9,335,823	—	—	—	—	(9,335,823)	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	440,515	—	—		—	180,578	621,093	0.17%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	4,804,218	—	—	—	—	1,692,511	6,496,729	1.78%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	2,625,365	—	—	—	—	1,798,242	4,423,607	1.21%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	$—	$88,248	$—	$—	$—	$—	$201,045	$289,293	0.08%
Total Interactive Learning		—	7,958,346	—	—	—	—	3,872,376	11,830,722	3.24%
Total Preferred Stock		—	17,368,051	—	—	(4,664,114)	1,879,430	(2,752,645)	11,830,722	3.24%
Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	762,558	—	—	—	—	(762,558)	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-3 - Strike Price $1.33, Expiration Date 4/4/2021	—	—	4,687	—	—	—	—	(4,687)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	—	—	27,500	—	—	—	(74,380)	46,880	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	—	—	65,000	—	—	—	—	(65,000)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	—	—	—	—	—	—	(29,275)	29,275	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	9,250	—	—	—	—	(4,250)	5,000	0.01%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,173,148	—	—	—	—	95,120	2,268,268	0.62%
Total Global Innovation Platform		—	2,279,585	—	—		(103,655)	97,338	2,273,268	0.63%
Total Options		—	3,042,143	—	—	—	(103,655)	(665,220)	2,273,268	0.63%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
Cannabis REIT
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**–Common shares***(8)	—	$102,632	$8,937,690	$(9,009,952)	$500,319	$—	$—	$(428,057)	$—	—%
Total Common Stock		102,632	8,937,690	(9,009,952)	500,319	—	—	(428,057)	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$102,632	$30,165,773	$(9,009,952)	$500,319	$(6,009,095)	$1,864,564	$(2,902,520)	$14,609,089	4.01%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2021, 26.91% of its total investments are non-qualifying assets.

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

(3)    As of December 31, 2021, the investments noted had been placed on non-accrual status.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

(7)     As of December 31, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(8)     During the year ended December 31, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.3 million in dividend distributions, of which approximately $0.1 million reflects the dividend income earned while NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) was a non-controlled/affiliate investment. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions. On August 20, 2021, NewLake Capital Partners, Inc.(f/k/a GreenAcreage Real Estate Corp.) went public via an initial public offering on the OTCQX. As of December 31, 2021, none of SuRo Capital Corp.'s common shares in NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) were subject to lock-up restrictions.

(9)    Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
December 31, 2021

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
December 31, 2021

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
December 31, 2021

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). On November 7, 2017, the Company’s Board of Directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of the Company’s common stock. On May 3, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of the Company’s common stock. On November 1, 2018, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of our common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock.

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

During the year ended December 31, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. During the year ended December 31, 2020, the Company repurchased 1,655,848 shares of the Company's common stock. As of December 31, 2021, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $9.6 million.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

On November 2, 2021, the Company's Board of Directors declared a dividend of $2.00 per share that was paid on December 30, 2021 to stockholders of record as of the close of business on November 17, 2021. The ex-dividend date was November 16, 2021. The dividend was paid in cash and shares of the Company's common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders was limited to no more than 50% of the total dividend paid to all stockholders. The total dividend amount paid to all stockholders consisted of approximately $28.5 million in cash and 2,170,807 in shares of common stock issued.

Conversion of 4.75% Convertible Senior Notes due 2023

During the year ended December 31, 2021, the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. Refer to “Note 10—Debt Capital Activities” for more detail regarding conversion terms.

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

Sales of the Shares, if any, will be made by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange, at market prices prevailing at the time of sale, at prices related to prevailing market prices or at other negotiated prices. Actual sales in the ATM Program will depend on a variety of factors to be determined by the Company from time to time.

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

During the year ended December 31, 2021, the Company issued and sold 5,900 Shares under the ATM Program at a weighted-average price of $13.42 per share, for gross proceeds of $79,198 and net proceeds of $78,608, after deducting commissions to the Agents on Shares sold. As of December 31, 2021, up to approximately $99.0 million in aggregate amount of the Shares remain available for sale under the ATM Program.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020	2019
Earnings per common share–basic:
Net change in net assets resulting from operations	$147,071,721	$75,337,438	$23,953,697
Weighted-average common shares–basic	25,861,642	17,910,353	19,328,414
Earnings per common share–basic	$5.69	$4.21	$1.24
Earnings per common share–diluted:
Net change in net assets resulting from operations	$147,071,721	$75,337,438	$23,953,697
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	501,065	2,239,210	2,269,124
Net change in net assets resulting from operations, as adjusted	$147,572,786	$77,576,648	$26,222,821
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	896,725	3,880,545	3,741,208
Weighted-average common shares outstanding–diluted	26,758,367	21,790,898	23,069,622
Earnings per common share–diluted	$5.52	$3.56	$1.14
______________________
(1)     As of December 31, 2021, there were no potentially dilutive securities outstanding.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2021 and December 31, 2020, the Company had $1,330,000 and $10,000,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of December 31, 2021 and December 31, 2020, the Company booked a right of use asset and operating lease liability of $470,508 and $633,736, respectively, on the Consolidated Statement of Assets and Liabilities. As of December 31, 2021 and December 31, 2020, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Consolidated Statement of Assets and Liabilities. For the years ended December 31, 2021 and 2020, the Company incurred $186,738 and $180,254, respectively, of operating lease expense. The amounts reflected on the Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of December 31, 2021, the remaining lease term was 2.6 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of December 31, 2021:

For the Years Ended December 31,	Amount
2022	185,194
2023	190,750
2024	113,603
2025	—
2026	—
$489,547

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Basic Share Data
Net asset value at beginning of the year	$15.14	$11.38	$9.89	$9.64	$8.66
Net investment loss(1)	(0.38)	(0.81)	(0.49)	(0.37)	(0.95)
Net realized gain/(loss) on investments(1)	8.46	0.92	0.99	(0.36)	0.04
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	—	—	(0.02)	—
Net change in unrealized appreciation/(depreciation) of investments(1)	(2.39)	3.78	0.69	0.47	1.59
Benefit from taxes on unrealized depreciation of investments(1)	—	—	0.05	0.33	0.13
Dividends declared	(8.00)	(0.87)	(0.32)	—	—
Issuance of common stock from stock dividend(1)	0.74	—	—	—	—
Issuance of common stock from public offering	0.01	0.30	—	—	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	(1.91)	(0.11)	—	—	—
Repurchase of common stock(1)	—	0.43	0.52	0.20	0.18
Stock-based compensation(1)	0.05	0.12	0.05	—	—
Net asset value at end of year	$11.72	$15.14	$11.38	$9.89	$9.64
Per share market value at end of year	$12.95	$13.09	$6.55	$5.22	$5.45
Total return based on market value(2)	60.05%	99.85%	31.61%	(4.22)%	8.35%
Total return based on net asset value(2)	30.25%	33.04%	15.08%	2.59%	11.32%
Shares outstanding at end of year	31,118,556	19,914,023	17,564,244	19,762,647	21,246,345
Ratios/Supplemental Data:
Net assets at end of year	$364,846,624	$301,583,073	$199,917,289	$195,378,159	$204,762,866
Average net assets	$396,209,139	$205,430,809	$209,261,190	$208,678,731	$199,457,678
Ratio of gross operating expenses to average net assets(3)	2.88%	7.95%	6.08%	7.09%	11.25%
Ratio of incentive fee waiver to average net assets	—%	—%	—%	(2.40)%	—%
Ratio of management fee waiver to average net assets	—%	—%	—%	(0.43)%	(0.36)%
Ratio of income tax provision to average net assets	—%	—%	(0.42)%	(3.22)%	(1.38)%
Ratio of net operating expenses to average net assets(3)	2.88%	7.95%	5.66%	1.04%	9.51%
Ratio of net investment loss to average net assets(3)	(2.51)%	(7.07)%	(4.52)%	(3.66)%	(10.47)%
Portfolio Turnover Ratio	28.34%	14.87%	12.95%	5.01%	0.07%
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
(3)For the year ended December 31, 2021, the Company excluded $100,274 of non-recurring expenses. For the year ended December 31, 2020, the Company excluded $1,962,431 of non-recurring expenses. For the year ended December 31, 2019, the Company excluded $1,769,820 of non-recurring expenses. For the year ended December 31, 2018, the Company excluded $352,667 of non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

During the year ended December 31, 2021, the Company declared distributions of $8.00 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of December 31, 2021, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2021 distributions to stockholders will be.

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
December 31, 2021
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

As of December 31, 2021 and December 31, 2020, the Company recorded a deferred tax liability of $0. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal and California and may be subject to the taxing authorities’ examination for the tax years 2018–2021 and 2017–2021, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2021, there were no material interest or penalties incurred related to uncertain tax positions.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2021	2020
Capital in excess of par value	$(9,931,831)	$(14,516,336)
Accumulated undistributed net investment loss	8,007,039	13,524,191
Accumulated net realized gains from investments	(1,924,792)	(992,145)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions declared in the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Ordinary income	$—	$—	$—
Long-term capital gain	212,197,026	16,947,370	5,620,558
Return of capital	—	—	—
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2021 and 2020, was $201,067,636 and $309,978,186, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2021 was $123,319,904 and $65,056,699, respectively, and on investments owned at December 31, 2020 was $175,168,002 and $54,366,414, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2021 and 2020, was $58,263,205 and $120,801,588, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

At December 31, 2021 and 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2021	2020
Undistributed ordinary income	$(35,883,906)	$—
Accumulated net realized gains/(losses) on investments	3,489,058	(2,116,773)
Unrealized appreciation	58,263,205	120,801,588
Components of distributable earnings at year end	$25,868,357	$118,684,815

NOTE 10—DEBT CAPITAL ACTIVITIES

6.00% Notes due 2026

On December 17, 2021, the Company issued $70.0 million aggregate principal amount of its 6.00% Notes due 2026 (the "6.00% Notes due 2026"), pursuant to an Indenture, dated as of March 28, 2018 (the "Base Indenture"), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the "Trustee"), as supplemented by a second supplemental indenture, dated as of December 17, 2021 (together with the Base Indenture, the "Indenture"), between the Company and the Trustee. On December 21, 2021, the Company issued an additional $5.0 million aggregate principal amount of 6.00% Notes due 2026 pursuant to an overallotment option. The 6.00% Notes due 2026 bear interest at a fixed rate of 6.00% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on March 30, 2022. The 6.00% Notes due 2026 have a maturity date of December 30, 2026, unless previously repurchased in accordance with their terms. The Company has the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time or from time to time, on or after December 30, 2024 at a redemption price of 100% of the outstanding principal amount of the 6.00% Notes due 2026 plus accrued and unpaid interest.

The 6.00% Notes due 2026 are direct unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness of the Company; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 6.00% Notes due 2026; effectively subordinated to any of the Company’s future secured indebtedness (including indebtedness that is initially unsecured in respect of which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness (provided, however, that the Company has agreed under the Indenture to not incur any secured or unsecured indebtedness that would be senior to the 6.00% Notes due 2026 while the 6.00% Notes due 2026 are outstanding, subject to certain exceptions); and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on December 31, 2021 was $25.68 per note. As of December 31, 2021, the fair value of the 6.00% Notes due 2026 was $77.0 million. They are classified as Level 1 of the fair value hierarchy (Refer to “Note 2-Significant Accounting Policies”). As of December 31, 2021, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

For the year ended December 31, 2021, the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Consolidated Statement of Assets and Liabilities.

	December 31, 2021	December 31, 2020
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$38,215,000	$40,000,000
Conversion of 4.75% Convertible Senior Notes due 2023	(37,925,000)	(1,785,000)
Redemption of 4.75% Convertible Senior Notes due 2023	(290,000)	—
Direct deduction of deferred debt issuance costs	—	(819,563)
4.75% Convertible Senior Notes due 2023 Payable	$—	$37,395,437

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

Western Alliance Bank Credit Facility

The Credit Facility (defined below) matured on May 31, 2019 and was no longer outstanding as of such date. There were no borrowings by the Company from the Credit Facility during the year ended December 31, 2021 and the year ended December 31, 2020.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The Credit Facility was secured by substantially all of the Company’s property and assets. As of December 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Credit Facility, as the Credit Facility matured on May 31, 2019.

NOTE 11—STOCK-BASED COMPENSATION
2019 Equity Incentive Plan
On June 5, 2019, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (the "2019 Equity Incentive Plan”), which authorized equity awards to be granted for up to 1,976,264 shares of our common stock. Under the 2019 Equity Incentive Plan, the exercise price of awards would be set on the grant date and could not be less than the fair market value per share on such date, however, that in the case of an incentive stock option granted to an employee who, at the time of the grant of such option, owned stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or the Company’s present or future parent or subsidiary corporations, as defined in Section 424(e) or (f) of the Code, or other Affiliates the employees of which were eligible to receive incentive stock options under the Code (the “10% Shareholders”), the exercise price per share would be no less than one hundred ten percent (110%) of the fair market value per share on the date of grant. The fair market value would be the closing price of the shares on the Nasdaq Global Select Market on the date of grant.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of December 31, 2021 and December 31, 2020	—

For the years ended December 31, 2021 and 2020, we recognized stock-based compensation expense of $1,306,615 and $1,962,431, respectively. The stock-based compensation expense for the year ended December 31, 2020 related to the cancellation of all granted vested and unvested options, and the amount of cash received from the exercise of stock options in 2020 was $0. As of December 31, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

During the year ended December 31, 2021, the Company granted 46,333 restricted shares to non-executive employees pursuant to the Amended & Restated 2019 Equity Incentive Plan. Additionally, the Company granted 15,080 restricted shares

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
to its non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 1 year. The Company also granted 307,885 restricted shares to the Company's officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the year ended December 31, 2021 were approximately $5,008,178 in the aggregate. On July 2, 2021, 21,760 restricted shares related to the 2020 non-employee director grants vested. The Company expensed the full value of restricted stock compensation related to annual non-employee director grants on the vesting date.

As of December 31, 2021, there were approximately $5,564,096 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the year ended December 31, 2021 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2020	21,760
Granted	369,298
Vested	(21,760)
Forfeited	—
Outstanding as of December 31, 2021	369,298
Vested as of December 31, 2021	21,760

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2022 through March 10, 2022, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Various	27,352	$27.76	$759,225	$212,073
Rover Group, Inc.	1/31/2022	42,744	6.52	278,497	150,725
Residential Homes for Rent, LLC (d/b/a Second Avenue)(3)	Various	N/A	N/A	217,257	—
				$1,254,979	$362,798
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain does not include adjustments to amounts held in escrow receivable.
(3)Subsequent to December 31, 2021, $217,257 has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $166,667 repaid a portion of the outstanding principal and $50,590 was attributed to interest.

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From January 1, 2022 through March 10, 2022, the Company had $1.3 million in non-binding investment agreements that required it to make a future investment in a portfolio company.

Dividends

On March 8, 2022, the Company’s Board of Directors declared a cash dividend of $0.11 per share, payable on April 15, 2022 to stockholders of record as of the close of business on March 25, 2022.

At-the-Market Offering

From January 1, 2022 through March 10, 2022, the Company issued and sold 17,807 Shares under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of March 10, 2022, up to $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of December 31, 2021 for more information regarding the ATM Program.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of March 10, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2021. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total Investment Income	$380,754	$523,916	$274,820	$291,352
Total Operating Expenses	3,210,777	2,747,394	2,317,820	3,125,670
Net Investment Loss	(2,830,023)	(2,223,478)	(2,043,000)	(2,834,318)
Net Realized Gain on Investments	46,428,514	32,495,660	27,658,812	112,152,518
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(53,134,601)	(15,023,778)	7,741,252	(1,315,837)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(9,536,110)	$15,248,404	$33,357,064	$108,002,363
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.32)	$0.55	$1.32	$5.27
Diluted	$(0.32)	$0.55	$1.32	$4.50
Weighted Average Common Shares Outstanding–Basic	29,883,824	27,619,062	25,334,482	20,486,621
Weighted Average Common Shares Outstanding–Diluted	29,883,824	27,619,062	25,334,482	24,123,339

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total Investment Income	$922,743	$408,107	$241,514	$251,763
Total Operating Expenses	5,177,327	2,995,998	4,908,902	3,256,316
Net Investment Loss	(4,254,584)	(2,587,891)	(4,667,388)	(3,004,553)
Net Realized Gain/(Loss) on Investments	7,108,580	2,378,390	(23,987)	6,978,240
Net Change in Unrealized Appreciation/(Depreciation) of Investments	58,424,928	16,129,442	26,522,195	(27,665,934)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$61,278,924	$15,919,941	$21,830,820	$(23,692,247)
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$3.06	$0.89	$1.33	$(1.36)
Diluted	$2.59	$0.76	$1.10	$(1.36)
Weighted Average Common Shares Outstanding–Basic	19,999,989	17,795,538	16,383,188	17,440,994
Weighted Average Common Shares Outstanding–Diluted	23,884,529	21,598,403	20,300,980	17,440,994

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
December 31, 2021

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

The Company’s three controlled portfolio companies as of December 31, 2021, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended December 31, 2020 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, we completed implementation of enhancements to the operating effectiveness of certain of our existing internal controls over the valuation of our portfolio company investments in successful remediation of the previously reported technical material weakness resulting from the delayed detection of the errors reported in the fiscal quarter ended June 30, 2021.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 1.01 Entry Into a Material Definitive Agreement

On and effective March 10, 2022, the Company entered into Amendment No. 1 to the Second Amended and Restated Employment Agreement with Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary (the “Amendment”). Certain material terms of the Amendment are described below in Item 5.02, which description is incorporated by reference into this Item 1.01.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers Compensatory Arrangements of Certain Officers

On and effective March 10, 2022, the Company entered into the Amendment. The Amendment modified the terms of the Second Amended and Restated Employment Agreement of Ms. Green, dated April 26, 2021 (the “Prior Employment Agreement”), to (i) increase the annual base salary payable thereunder from $450,000 to $500,000, and (ii) increase the discretionary annual bonus that could be awarded to Ms. Green by the Board of Directors from up to seventy percent (70%) to up to one hundred and twenty five percent (125%) of the Ms. Green's then-effective base salary. Other than the foregoing, no other terms of the Prior Employment Agreement have changed. For a description of the material terms of the Prior Employment Agreement, please refer to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 28, 2021 and the Company's definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 30, 2021.

The Company has filed the Amendment as an exhibit to this Annual Report on Form 10-K. The foregoing description of the Amendment is qualified in its entirety by reference to the text of the Amendment.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2022 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

Item 11.Executive Compensation
The information required by Item 11 will be contained in the 2022 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2022 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in the 2022 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by Item 14 will be contained in the 2022 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

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

(3)Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Form of Common Stock Certificate(5)
4.2	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(6)
4.3	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(7)
4.4	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.3)(7)
4.5	Description of Securities*
10.1	Dividend Reinvestment Plan(1)
10.2	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(8)
10.3	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(8)
10.4	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(8)
10.5	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(8)
10.6	Custody Agreement dated April 14, 2011 by and between the Company and U.S. Bank National Association(9)
10.7	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.8	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Mark D. Klein(10)
10.9	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Allison Green(10)
10.10	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated March 10, 2022, by and between SuRo Capital Corp. and Allison Green*
10.11	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(11)

10.12	Amendment No.1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(12)
14.1	Code of Ethics(13)
14.2	Code of Business Conduct and Ethics(13)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Marcum LLP regarding the Senior Securities table*
99.2	Report of Deloitte & Touche LLP regarding the Senior Securities table(6)
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

(7)     Previously filed in connection with the Registrant's Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021 and incorporated by reference herein.

(8)    Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.

(9)     Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.

(10)     Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on May 6, 2021 and incorporated by reference herein.

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

SURO CAPITAL CORP.

Date:	March 11, 2022	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2022	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2022	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2022	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)
Date: March 11, 2022	By:	/s/ Leonard A. Potter
Leonard A. Potter Director
Date: March 11, 2022	By:	/s/ Ronald M. Lott
Ronald M. Lott Director
Date: March 11, 2022	By:	/s/ Marc Mazur
Marc Mazur Director
Date: March 11, 2022	By:	/s/ Lisa Westley
Lisa Westley Director