Form 10-Q
period 2022-03-31
SURO CAPITAL CORP.
filed 2022-05-05
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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

The issuer had 30,724,976 shares of common stock, $0.01 par value per share, outstanding as of May 4, 2022.

SURO CAPITAL CORP.

i

PART I

Item 1.     Financial Statements and Supplementary Data

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $145,417,242 and $146,360,300, respectively)	$252,569,218	$231,768,290
Non-controlled/affiliate investments (cost of $41,211,183 and $41,211,183, respectively)	14,319,986	14,609,089
Controlled investments (cost of $19,883,894 and $19,883,894, respectively)	13,888,874	13,758,874
Total Investments (cost of $206,512,319 and $207,455,377, respectively)	280,778,078	260,136,253
Cash	172,839,141	198,437,078
Proceeds receivable	—	52,493
Escrow proceeds receivable	4,577,518	2,046,645
Interest and dividends receivable	87,815	83,655
Deferred financing costs	606,607	621,719
Prepaid expenses and other assets(1)	790,211	937,984
Total Assets	459,679,370	462,315,827
LIABILITIES
Accounts payable and accrued expenses(1)	1,649,388	875,047
Accrued interest payable	—	175,000
Dividends payable	3,751,013	23,390,048
Payable for securities purchased	460,048	—
6.00% Notes due December 30, 2026(2)	73,117,394	73,029,108
Total Liabilities	78,977,843	97,469,203
Commitments and contingencies (Notes 7 and 10)
Net Assets	$380,701,527	$364,846,624
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 31,164,443 and 31,118,556 issued and outstanding, respectively)	$311,644	$311,185
Paid-in capital in excess of par	348,919,222	350,079,409
Accumulated net investment loss	(54,349,302)	(50,124,597)
Accumulated net realized gain on investments, net of distributions	11,554,193	11,899,742
Accumulated net unrealized appreciation of investments	74,265,770	52,680,885
Net Assets	$380,701,527	$364,846,624
Net Asset Value Per Share	$12.22	$11.72
See accompanying notes to condensed consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of March 31, 2022, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2021, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.13%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$162,455	$166,845
Dividend income	130,645	21,875
Non-controlled/affiliate investments:
Dividend income	—	102,632
Controlled investments:
Interest income	290,000	—
Total Investment Income	583,100	291,352
OPERATING EXPENSES
Compensation expense	1,860,702	1,293,310
Directors’ fees	160,565	111,250
Professional fees	1,272,713	973,159
Interest expense	1,200,786	504,793
Income tax expense	2,050	2,025
Other expenses	310,989	241,133
Total Operating Expenses	4,807,805	3,125,670
Net Investment Loss	(4,224,705)	(2,834,318)
Realized Gain on Investments:
Non-controlled/non-affiliated investments	3,096,275	112,152,518
Net Realized Gain on Investments	3,096,275	112,152,518
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	21,743,987	(3,265,307)
Non-controlled/affiliate investments	(289,102)	1,844,470
Controlled investments	130,000	105,000
Net Change in Unrealized Appreciation/(Depreciation) of Investments	21,584,885	(1,315,837)
Net Change in Net Assets Resulting from Operations	$20,456,455	$108,002,363
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.66	$5.27
Diluted(1)	$0.66	$4.50
Weighted-Average Common Shares Outstanding
Basic	31,228,046	20,486,621
Diluted(1)	31,228,046	24,123,339
See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________________

(1)    As of March 31, 2022, there were no potentially dilutive securities outstanding.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net Assets at Beginning of Year	$364,846,624	$301,583,073

Change in Net Assets Resulting from Operations
Net investment loss	$(4,224,705)	$(2,834,318)
Net realized gain on investments	3,096,275	112,152,518
Net change in unrealized appreciation/(depreciation) of investments	21,584,885	(1,315,837)
Net Change in Net Assets Resulting from Operations	20,456,455	108,002,363
Distributions
Dividends declared	(3,441,824)	(11,032,436)
Total Distributions	$(3,441,824)	$(11,032,436)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	229,896	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	37,259,819
Stock-based compensation	(30,016)	148,802
Repurchases of common stock	(1,359,607)	—
Net Change in Net Assets Resulting from Capital Transactions	(1,159,727)	37,408,621
Total Change in Net Assets	15,854,904	134,378,548
Net Assets at March 31	$380,701,528	$435,961,621

Capital Share Activity
Shares outstanding at beginning of year	31,118,556	19,914,023
Issuance of common stock from public offering	17,807	—
Issuance of common stock under restricted stock plan	181,597	193,385
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	4,097,808
Shares repurchased	(153,517)	—
Shares Outstanding at End of Period	31,164,443	24,205,216

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$20,456,455	$108,002,363
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(3,096,275)	(112,152,518)
Net change in unrealized (appreciation)/depreciation of investments	(21,584,885)	1,315,837
Amortization of discount on 4.75% Convertible Senior Notes due 2023	—	76,925
Amortization of discount on 6.00% Notes due 2026	104,940	—
Stock-based compensation	(30,016)	148,802
Adjustments to escrow proceeds receivable	2,751,610	(144)
Forfeited interest on 4.75% Convertible Senior Notes due 2023	—	102,911
Purchases of investments in:
Portfolio investments	—	(9,503,636)
Proceeds from sales or maturity of investments in:
Portfolio investments	1,287,722	125,277,788
U.S. Treasury bills	—	150,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	147,773	82,593
Interest and dividends receivable	(4,160)	93,592
Proceeds receivable	52,493	—
Escrow proceeds receivable	(2,530,873)	155
Payable for securities purchased	460,048	(134,250,000)
Accounts payable and accrued expenses	774,341	854,267
Income tax payable	—	(35,850)
Accrued interest payable	(175,000)	(453,803)
Net Cash Provided by/(Used in) Operating Activities	(1,385,827)	129,559,282
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	229,896	—
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)
Repurchases of common stock	(1,359,607)	—
Cash dividends paid	(23,080,859)	(9,349,364)
Cash paid for fractional shares	—	(100)
Deferred financing costs	(1,540)	(13,977)
Net Cash Used in Financing Activities	(24,212,110)	(9,653,441)
Total Increase/(Decrease) in Cash Balance	(25,597,937)	119,905,841
Cash Balance at Beginning of Year	198,437,078	45,793,724
Cash Balance at End of Period	$172,839,141	$165,699,565

Supplemental Information:	2022	2021
Interest paid	$1,287,500	$794,206
Taxes paid	2,050	37,875
Conversion of 4.75% Convertible Senior Notes due 2023	—	37,925,000
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$66,801,229	17.55%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	2.63%
Total				14,999,972	76,801,200	20.17%
Forge Global Holdings, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	2,454,791	2,526,223	62,376,239	16.38%
Common warrants, Strike Price $3.98, Expiration Date 11/9/2025(3)(17)		7/19/2011	230,144	—	368,474	0.10%
Total				2,526,223	62,744,713	16.48%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	3,797,566	1.00%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	2.63%
Total				15,004,340	13,797,540	3.62%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	11,002,528	2.89%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	507,330	0.13%
Total				1,283,005	11,509,858	3.02%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	2.63%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	9,986,736	2.62%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	2,437,699	0.64%
Preferred shares, Investec series		6/9/2021	144,409	7,224,600	6,332,422	1.66%
Total				10,005,748	8,770,121	2.30%
Varo Money, Inc.	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	8,247,919	2.17%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	0.92%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.92%
Total				7,003,318	6,999,992	1.84%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New York, NY
Common shares***(3)(14)	Cannabis REIT	8/12/2019	251,119	5,106,094	6,277,975	1.65%
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	5,930,332	1.56%
Rover Group, Inc.**	Seattle, WA
Common shares(3)	Peer-to-Peer Pet Services	11/3/2014	795,637	2,360,342	4,590,825	1.21%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	0.92%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.13%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.05%
Enjoy Technology, Inc.**	Menlo Park, CA
Common shares(3)	On-Demand Commerce	10/16/2014	1,070,919	5,526,777	3,947,407	1.04%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	$713,505	$3,937,828	1.03%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	2,081,673	0.55%
Term loan 15%, Due 12/23/2023***(13)		12/23/2020	$1,750,000	1,750,000	1,750,000	0.46%
Total				3,250,000	3,831,673	1.01%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	0.66%
Aventine Property Group, Inc.(12)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	2,228,187	0.59%
Rent the Runway, Inc.**	New York, NY
Common shares(3)	Subscription Fashion Rental	6/17/2020	339,191	5,153,945	2,196,804	0.58%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,002,720	1,000,000	0.26%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,064,409	1,002,755	1,000,000	0.26%
Palantir Lending Trust SPV I **(11)	Palo Alto, CA
Equity Participation in Underlying Collateral(3)	Data Analysis	6/19/2020	—	—	741,553	0.19%
YouBet Technology, Inc. (d/b/a PickUp)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	385,353	502,232	499,999	0.13%
Churchill Sponsor VII LLC**(15)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.05%
Warrant units		2/25/2021	277,000	94,180	94,180	0.02%
Total				300,000	300,000	0.08%
Kahoot! ASA**	Oslo, Norway
Common shares(3)	Education Software	12/5/2014	99,672	458,138	287,205	0.08%
AltC Sponsor LLC**(15)	New York, NY
Share units	Special Purpose Acquisition Company	7/21/2021	239,300	250,855	250,000	0.07%
Churchill Sponsor VI LLC**(15)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.04%
Warrant units		2/25/2021	199,100	65,703	65,703	0.02%
Total				200,000	200,000	0.05%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(16)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.(12)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$145,417,242	$252,569,218	66.34%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$603,850	0.16%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	6,335,118	1.66%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	4,251,900	1.12%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	270,096	0.07%
Total				6,387,741	11,460,964	3.01%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	2,348,923	0.62%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	505,099	0.13%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	5,000	0.00%
Total				9,660,759	2,859,022	0.75%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,211,183	$14,319,986	3.76%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	2.63%
Colombier Sponsor LLC**(15)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,354	0.41%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.30%
Total				2,715,737	2,711,841	0.71%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	1,177,033	0.31%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	1,177,033	0.31%

Total Controlled				$19,883,894	$13,888,874	3.65%

Total Portfolio Investments				$206,512,319	$280,778,078	73.75%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
March 31, 2022

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
**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2022, 43.76% of its total investments are non-qualifying assets.
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

(4)As of March 31, 2022, the investments noted had been placed on non-accrual status.

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

(8)SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of March 31, 2022, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

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

(11)As of March 31, 2022, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions.

(12)On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc. During the three months ended March 31, 2022, Aventine Property Group, Inc. declared an aggregate of less than $0.1 million in dividend distributions. During the three months ended March 31, 2022, Treehouse Real Estate Investment Trust, Inc. declared an aggregate of less than $0.1 million in dividend distributions.

(13)During the three months ended March 31, 2022, approximately $0.3 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.2 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)- continued
March 31, 2022

(14)During the three months ended March 31, 2022, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.1 million in dividend distributions.

(15)Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(16)As of March 31, 2022, Fullbridge, Inc.'s obligations under its financing arrangements with the Company became past due.

(17)On March 22, 2022, Forge Global Holdings, Inc., completed its business combination with Motive Capital Corp. As a result of the transaction, each share of Forge Global, Inc.'s capital stock outstanding prior to the business combination was exchanged at the designated exchange ratio of approximately 3.123. In addition, each warrant of Forge Global, Inc. was exchanged into warrants exercisable into common stock based on the exchange ratio of 3.123. The exercise price of each converted warrant was determined by dividing the exercise price of the respective Forge warrants by the exchange ratio, rounded to the nearest whole cent.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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
See accompanying notes to condensed consolidated financial statements.

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
SURO CAPITAL CORP. AND SUBSIDIARIES
### SCHEDULE OF INVESTMENTS - continued

December 31, 2021

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
March 31, 2022

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

The table below displays the Company’s subsidiaries as of March 31, 2022, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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
March 31, 2022
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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2022. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2021.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s condensed consolidated financial statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, and SuRo Sports, its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
March 31, 2022

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
March 31, 2022
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
March 31, 2022
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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of March 31, 2022 and December 31, 2021, for details regarding the nature and composition of the Company’s investment portfolio.

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
March 31, 2022

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration is to be recognized when the amount of the contingent consideration becomes realized or realizable. As of March 31, 2022 and December 31, 2021, the Company had $4,577,518 and $2,046,645, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of March 31, 2022 and December 31, 2021, the Company had deferred financing costs of $606,607 and $2,592,611, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2022	December 31, 2021
Deferred debt issuance costs	$—	$1,970,892
Deferred offering costs	606,607	621,719
Deferred Financing Costs	$606,607	$2,592,611

Operating Leases & Related Deposits

The Company accounts for its operating leases as prescribed by ASC 842, Leases, which requires lessees to recognize a right-of-use asset on the balance sheet, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The lease expense is presented as a single lease cost that is

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
amortized on a straight-line basis over the life of the lease. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. On June 3, 2019, the Company entered a 5-year operating lease for office space for which the Company has recorded a right-of-use asset and a corresponding lease liability for the operating lease obligation. These amounts have been discounted using the rate implicit in the lease. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for further detail.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of March 31, 2022 and December 31, 2021, the Company had no material escrow deposits.

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
March 31, 2022
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
March 31, 2022
outstanding. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

Recently Issued or Adopted Accounting Standards

In April 2020, as part of the Securities Offering Reform for Closed-End Investment Companies final rule, the SEC adopted certain structured data reporting requirements for BDCs to submit financial statement information using Inline eXtensible Business Reporting Language (XBRL) format to the extent required of operating companies. BDCs that are eligible to file a short-form registration statement will be subject to the above structuring requirements with respect to Forms filed on or after August 1, 2022. Other BDCs will be subject to the requirements with respect to Forms filed on or after February 1, 2023. The Company is currently assessing the impact of this standard on our financial condition and results of operations.

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

In December 2021, the SEC published Staff Accounting Bulletin No. 120 (“SAB 120”) to provide accounting and disclosure guidance for stock compensation awards made to executives and conforming amendments to the Staff Accounting Bulletin Series to align with the current authoritative accounting guidance in ASC 718, Compensation – Stock Compensation. In part, SAB 120 requires that an entity disclose how it determines the current price of underlying shares for grant-date fair value, the policy for when an adjustment to the share price is required, how it determines the amount of an adjustment to the share price and any significant assumptions used in determining an adjustment to the share price. SAB 120 is effective for all stock compensation awards issued after December 1, 2021. The Company is in compliance with the guidance pursuant to SAB 120 for any share-based compensation disclosures. See "Note 11 – Stock-Based Compensation" for further discussion of the Company’s policies and procedures regarding share-based compensation. The Company does not expect the impact of SAB 120 to be material to the condensed consolidated financial statements and the notes thereto.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

NOTE 3—RELATED-PARTY ARRANGEMENTS

Consulting Agreement

On and effective March 12, 2019, we entered into a Consulting Agreement (the “Consulting Agreement”) with Michael T. Moe, the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management, for the purpose of assisting us with certain transition services following the termination of the Investment Advisory Agreement and our Internalization. See "Note 1 — Nature of Operations." Pursuant to the Consulting Agreement, Mr. Moe provided certain transition services to us related to our existing portfolio investments for which Mr. Moe previously had oversight in his role as the Chief Executive Officer and Chief Investment Officer of GSV Asset Management. Such transition services included providing information to us regarding such portfolio companies, including as a member of a portfolio company’s board of directors, assisting with the transition of portfolio company board seats as requested by us, making appropriate introductions to representatives of portfolio companies, and providing other similar types of services that we may reasonably request.

The term of the Consulting Agreement commenced on March 12, 2019 and continued for eighteen months in accordance with its terms.  Pursuant to the Consulting Agreement, we paid Mr. Moe a total amount equal to $1,250,000. On September 12, 2020, the Consulting Agreement expired in accordance with its terms and was not renewed or extended.

For the three months ended March 31, 2022 and 2021, the Company did not incur a consulting expense related to the Consulting Agreement as it was no longer in effect.

Amended and Restated Trademark License Agreement

On and effective March 12, 2019, we entered into an Amended and Restated Trademark License Agreement (the “Amended and Restated License Agreement”) with GSV Asset Management in connection with the termination of the Investment Advisory Agreement.  See “Note 1 —Nature of Operations.”

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

For the three months ended March 31, 2022 and 2021, the Company did not incur a licensing expense related to the Amended and Restated License Agreement as it was no longer in effect.

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
March 31, 2022
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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp VI, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, our Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp VII, a special purpose acquisition company, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VII. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of March 31, 2022, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $300,000, respectively.

The Company's investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of March 31, 2022, the fair value of the Company’s investment in Skillsoft Corp. was $5,930,332.

Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., one of the Company’s portfolio companies, and holds a minority equity interest in such portfolio company. Ms. Findley also is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, one of the Company’s portfolio companies, and holds a minority equity interest in such investment manager. As of March 31, 2022, the fair values of the Company’s investments in Shogun Enterprises, Inc. and Architect Capital PayJoy SPV, LLC were $6,999,992 and $10,000,000, respectively.

In addition, Keri Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company's portfolio companies. The Company's investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company's Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of March 31, 2022, the fair values of the Company’s investments in Colombier Sponsor LLC and AltC Sponsor LLC were $2,711,841 and $250,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of March 31, 2022, the Company had 63 positions in 38 portfolio companies. As of December 31, 2021, the Company had 64 positions in 38 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$97,704,331	$147,645,693	38.9%	$99,964,047	$163,801,798	44.9%
Common Stock	51,315,017	28,996,104	7.6%	51,581,524	42,860,156	11.7%
Debt Investments	5,557,373	2,761,438	0.7%	5,807,373	3,011,438	0.8%
Options	10,982,983	4,671,293	1.2%	10,982,983	4,959,112	1.4%
Total Private Portfolio Companies	165,559,704	184,074,528	48.4%	168,335,927	214,632,504	58.8%
Publicly Traded Portfolio Companies
Common Stock	40,952,615	95,593,523	25.1%	39,119,450	44,573,225	12.2%
Options	—	1,110,027	0.3%	—	930,524	0.3%
Total Publicly Traded Portfolio Companies	40,952,615	96,703,550	25.4%	39,119,450	45,503,749	12.5%
Total Investments	$206,512,319	$280,778,078	73.8%	$207,455,377	$260,136,253	71.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
The geographic and industrial compositions of the Company’s portfolio at fair value as of March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$212,558,585	75.7%	55.9%	$188,304,542	72.4%	51.6%
Northeast	42,164,487	15.0%	11.1%	47,666,629	18.3%	13.1%
Midwest	13,059,852	4.7%	3.4%	12,722,423	4.9%	3.5%
International	12,995,154	4.6%	3.4%	11,442,659	4.4%	3.1%
Total	$280,778,078	100.0%	73.8%	$260,136,253	100.0%	71.3%

	As of March 31, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$94,479,701	33.7%	24.8%	$109,048,688	41.9%	29.9%
Financial Technology	115,408,313	41.1%	30.3%	71,954,012	27.7%	19.7%
Marketplaces	45,214,620	16.1%	11.9%	49,346,174	19.0%	13.5%
Social/Mobile	13,986,737	5.0%	3.7%	16,439,523	6.3%	4.5%
Big Data/Cloud	10,511,674	3.7%	2.8%	12,300,823	4.7%	3.4%
Sustainability	1,177,033	0.4%	0.3%	1,047,033	0.4%	0.3%
Total	$280,778,078	100.0%	73.8%	$260,136,253	100.0%	71.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$147,645,693	$147,645,693
Common Stock	—	—	28,996,104	28,996,104
Debt Investments	—	—	2,761,438	2,761,438
Options	—	—	4,671,293	4,671,293
Private Portfolio Companies	—	—	184,074,528	184,074,528
Publicly Traded Portfolio Companies
Common Stock	16,799,132	78,794,391	—	95,593,523
Options	—	1,110,027	—	1,110,027
Publicly Traded Portfolio Companies	16,799,132	79,904,418	—	96,703,550
Total Investments at Fair Value	$16,799,132	$79,904,418	$184,074,528	$280,778,078

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$163,801,798	$163,801,798
Common Stock	—	—	42,860,156	42,860,156
Debt Investments	—	—	3,011,438	3,011,438
Options	—	—	4,959,112	4,959,112
Private Portfolio Companies	—	—	214,632,504	214,632,504
Publicly Traded Portfolio Companies
Common Stock	16,970,411	27,602,814	—	44,573,225
Options	—	930,524	—	930,524
Publicly Traded Portfolio Companies	16,970,411	28,533,338	—	45,503,749
Total Portfolio Investments	16,970,411	28,533,338	214,632,504	260,136,253
Total Investments at Fair Value	$16,970,411	$28,533,338	$214,632,504	$260,136,253

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2022 and December 31, 2021. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of March 31, 2022

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$28,996,104	Market approach	Revenue multiples	1.49x - 6.82x (3.20x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	AFFO(4) multiple	19.4 -23.1x (21.3x)
Preferred stock in private companies	$147,645,693	Market approach	Revenue multiples	0.35x - 6.82x (3.33x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	0.87x - 6.82x (2.65x)
			DLOM(6)	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$2,761,438	Market approach	Revenue multiples	1.40x - 5.46x (4.41x)
Options	$4,671,293	Option pricing model	Term to expiration (Years)	0.42 - 6.36 (2.83)
			Volatility	38% - 69% (38%)
		Discounted cash flow	Discount Rate	15.0% (15.0%)
________________________
(1)    As of March 31, 2022, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)    The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
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
(2)    The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)    The weighted averages are calculated based on the fair market value of each investment.
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
(6)    Discount for Lack of Marketability, or "DLOM"
The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2022 as follows:

	Three Months Ended March 31, 2022
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Transfers out of Level 3(1)	(6,918,251)	(1,775,506)	—	(48,639)	(8,742,396)
Sales/Maturity of investments	—	—	(250,000)	—	(250,000)
Net change in unrealized appreciation/(depreciation) included in earnings	(6,945,801)	(14,380,599)	—	(239,180)	(21,565,580)
Fair Value as of March 31, 2022	$28,996,104	$147,645,693	$2,761,438	$4,671,293	$184,074,528
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2022	$2,566,504	$(11,939,349)	$—	$80,655	$(9,292,190)
________________________
(1)    During the three months ended March 31, 2022, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Forge Global, Inc.	Common Shares, Class AA Junior Preferred Shares Junior Preferred Warrants, Strike Price $12.42, Expiration Date 11/9/2025	Public Common shares (Level 2) Common warrants, Strike Price $3.98, Expiration Date 11/9/2025 (Level 2)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2021 as follows:

	Year Ended December 31, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	(31,652,675)	(155,414,652)	(5,211,120)	(1,619,463)	(193,897,910)
Purchases, capitalized fees and interest	36,154,823	43,239,463	—	2,321,752	81,716,038
Sales/Maturity of investments	(61,675)	(10,646,457)	(2,344,979)	—	(13,053,111)
Realized gains/(losses)	204,195	5,551,864	88,788	(103,655)	5,741,192
Net change in unrealized appreciation/(depreciation) included in earnings	4,024,649	139,835,593	5,633,409	(1,511,732)	147,981,919
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2021	$6,117,069	$46,943,434	$—	$(586,899)	$52,473,604
________________________

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
March 31, 2022
Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2022 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2022	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(7)	2,700,000	$—	$1,157,487	$—	$—	$—	$—	$—	$1,157,487	0.30%
Total Options		—	1,157,487	—	—	—	—	—	1,157,487	0.30%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	1,047,033	—	—	—	—	130,000	1,177,033	0.31%
Total Preferred Stock		—	1,047,033	—	—	—	—	130,000	1,177,033	0.31%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***(7)	$10,000,000	290,000	—	—	—	—	—	—	10,000,000	2.63%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(7)	1,976,033	—	1,554,354	—	—	—	—	—	1,554,354	0.41%
Total Common Stock		290,000	11,554,354	—	—	—	—	—	11,554,354	3.04%
TOTAL CONTROLLED INVESTMENTS*(2)		$290,000	$13,758,874	$—	$—	$—	$—	$130,000	$13,888,874	3.65%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2022	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$—	$505,099	0.13%
Total Debt Investments		—	505,099	—	—	—	—	—	505,099	0.13%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
OzyMedia, Inc.–Preferred shares, Series C-2 6%	683,482	—	—	—	—		—	—	—	—%
OzyMedia, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	—	—	—	—%
OzyMedia, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	—	—	—	—%
OzyMedia, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	—	—	—	—%
Total Digital Media Platform		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	621,093	—	—		—	(17,243)	603,850	0.16%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	6,496,729	—	—	—	—	(161,611)	6,335,118	1.66%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	4,423,607	—	—	—	—	(171,707)	4,251,900	1.12%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	289,293	—	—	—	—	(19,197)	270,096	0.07%
Total Interactive Learning		—	11,830,722	—	—	—	—	(369,758)	11,460,964	3.01%
Total Preferred Stock		—	11,830,722	—	—	—	—	(369,758)	11,460,964	3.01%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2022	Percentage of Net Assets
Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	$—	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	5,000	—	—	—	—	—	5,000	0.00%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,268,268	—	—	—	—	80,655	2,348,923	0.62%
Total Global Innovation Platform		—	2,273,268	—	—		—	80,655	2,353,923	0.62%
Total Options		—	2,273,268	—	—	—	—	80,655	2,353,923	0.62%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
Total Common Stock		—	—	—	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$14,609,089	$—	$—	$—	$—	$(289,103)	$14,319,986	3.76%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2022, 43.76% of its total investments are non-qualifying assets.

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
March 31, 2022
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

(3)    As of March 31, 2022, the investments noted had been placed on non-accrual status.

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

(7)    Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
March 31, 2022

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
March 31, 2022

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

Cannabis REIT

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

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
March 31, 2022
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). On November 7, 2017, the Company’s Board of Directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of the Company’s common stock. On May 3, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of the Company’s common stock. On November 1, 2018, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of our common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock.

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

During the three months ended March 31, 2022, the Company repurchased 153,517 shares of the Company's common stock under the Share Repurchase Program. During the three months ended March 31, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $23.3 million.

Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted under the Amended & Restated 2019 Equity Incentive Plan (as defined therein).

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
March 31, 2022
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

Conversion of 4.75% Convertible Senior Notes due 2023

During the three months ended March 31, 2021, the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. Refer to “Note 10—Debt Capital Activities” for more detail regarding conversion terms.

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

During the three months ended March 31, 2022, the Company issued and sold 17,807 Shares under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
commissions to the Agents on Shares sold. As of March 31, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Earnings per common share–basic:
Net change in net assets resulting from operations	$20,456,455	$108,002,363
Weighted-average common shares–basic	31,228,046	20,486,621
Earnings per common share–basic	$0.66	$5.27
Earnings per common share–diluted:
Net change in net assets resulting from operations	$20,456,455	$108,002,363
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	501,065
Net change in net assets resulting from operations, as adjusted	$20,456,455	$108,503,428
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	3,636,717
Weighted-average common shares outstanding–diluted	31,228,046	24,123,338
Earnings per common share–diluted	$0.66	$4.50
______________________
(1)     As of March 31, 2022, there were no potentially dilutive securities outstanding.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2022 and December 31, 2021, the Company had $1,330,000 and $1,330,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of March 31, 2022 and December 31, 2021, the Company booked a right-of-use asset and operating lease liability of $428,383 and $470,508, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended March 31, 2022 and 2021, the Company incurred $47,332 and $45,723, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of March 31, 2022, the remaining lease term was 2.3 years and the discount rate was 3.00%.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

The following table shows future minimum payments under the Company's operating lease as of March 31, 2022:

For the Years Ended December 31,	Amount
2022	139,692
2023	190,750
2024	113,603
$444,045

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2022	2021
Per Basic Share Data
Net asset value at beginning of the year	$11.72	$15.14
Net investment loss(1)	(0.14)	(0.14)
Net realized gain on investments(1)	0.10	5.47
Net change in unrealized appreciation/(depreciation) of investments(1)	0.69	(0.06)
Dividends declared	(0.11)	(0.50)
Issuance of common stock from public offering(1)	0.01	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	(1.91)
Repurchase of common stock(1)	(0.06)	—
Stock-based compensation(1)	0.01	0.01
Net asset value at end of period	$12.22	$18.01
Per share market value at end of period	$8.63	$13.55
Total return based on market value(2)	(31.72)%	7.28%
Total return based on net asset value(2)	5.03%	18.96%
Shares outstanding at end of period	31,164,443	24,205,216
Ratios/Supplemental Data:
Net assets at end of period	$380,701,527	$435,961,621
Average net assets	$364,015,960	$312,796,110
Ratio of gross operating expenses to average net assets(3)	5.39%	4.05%
Ratio of incentive fee waiver to average net assets	—%	—%
Ratio of management fee waiver to average net assets	—%	—%
Ratio of income tax provision to average net assets	—%	—%
Ratio of net operating expenses to average net assets(3)	5.39%	4.05%
Ratio of net investment loss to average net assets(3)	(4.73)%	(3.67)%
Portfolio Turnover Ratio	—%	3.41%
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
(3)Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

NOTE 9—INCOME TAXES

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2014 and has qualified to be treated as a RIC for subsequent taxable years. The Company intends to continue to operate so as to qualify to be subject to tax treatment as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized investment gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

During the three months ended March 31, 2022, the Company declared distributions of $0.11 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2022, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2022 distributions to stockholders will be.

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
March 31, 2022
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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2019–2022 and 2018–2022, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2022, there were no material interest or penalties incurred related to uncertain tax positions.

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

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on March 31, 2022 and December 31, 2021 was $25.65 and $25.68 per note,

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
respectively. As of March 31, 2022 and December 31, 2021, the fair value of the 6.00% Notes due 2026 was $77.0 and $77.0 million, respectively. They are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the Indenture.

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

The initial conversion rate for the 4.75% Convertible Senior Notes due 2023 was 93.2836 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represented an initial conversion price of approximately $10.72 per share. As a result of the Company’s Modified Dutch Auction Tender Offer and cash dividends, the conversion rate for the 4.75% Convertible Senior Notes due 2023 changed to 108.0505 shares of the Company’s common stock for each $1,000 principal amount of the 4.75% Convertible Senior Notes due 2023, which represented a conversion price of approximately $9.25 per share.

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

During the three months ended March 31, 2021, the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the year ended December 31, 2020, the Company issued 174,888 shares

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2022	December 31, 2021
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$—	$38,215,000
Conversion of 4.75% Convertible Senior Notes due 2023	—	(37,925,000)
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)
Direct deduction of deferred debt issuance costs	—	—
4.75% Convertible Senior Notes due 2023 Payable	$—	$—

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

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, the Company was required under the terms of the Credit Facility with Western Alliance Bank to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and was required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 were repaid in full. The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. In addition, the Credit Facility with Western Alliance Bank matured on May 31, 2019. As a result, the company is no longer subject to such requirements.

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
March 31, 2022
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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of March 31, 2022 and December 31, 2021	—

As of March 31, 2022 and December 31, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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
March 31, 2022
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

During the three months ended March 31, 2022, the Company granted 241,827 restricted shares to the Company's officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the three months ended March 31, 2022 and 2021 were approximately $2,885,000 and $2,878,182, respectively, in the aggregate. On July 2, 2021, 21,760 restricted shares related to the 2020 non-employee director grants vested. The Company expensed the full value of restricted stock compensation related to annual non-employee director grants on the vesting date.

As of March 31, 2022 and December 31, 2021, there were approximately $7,815,903 and $2,929,830, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the three months ended March 31, 2022 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2021	369,298
Granted	241,827
Vested(1)	(71,461)
Forfeited	(4,167)
Outstanding as of March 31, 2022	535,497
Vested as of March 31, 2022	93,221
_________________________________
(1)The balance of vested shares as of March 31, 2022 reflects the total shares vested during the quarter and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

The Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations. On June 16, 2020, the Company received exemptive relief from the SEC to permit such withholding of shares.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2022 through May 4, 2022, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
Rover, Inc.	Various	179,977	$6.13	$1,103,637	$565,644
Residential Homes for Rent, LLC (d/b/a Second Avenue)	4/22/2022	N/A	N/A	83,333	—
				$1,186,970	$565,644
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain does not include adjustments to amounts held in escrow receivable.
(3)Subsequent to March 31, 2022, $0.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $0.1 million repaid a portion of the outstanding principal and the remaining proceeds were attributed to interest.

From April 1, 2022 through May 4, 2022, the Company funded investments in an aggregate amount of $500,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Shogun Enterprises, Inc.	Convertible Note	5/2/2022	$500,000
			$500,000

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From April 1, 2022 through May 4, 2022, the Company had $1.3 million in non-binding investment agreements that required it to make a future investment in a portfolio company.

Share Repurchase Program

From April 1, 2022 through May 4, 2022, the Company repurchased 431,134 additional shares under the Share Repurchase Program for an aggregate purchase price of $3.7 million.

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
March 31, 2022
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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of May 4, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended March 31, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

The Company’s three controlled portfolio companies as of March 31, 2022, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended March 31, 2021 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, social/mobile, cloud computing and big data, internet commerce, financial technology, mobility, and enterprise software. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

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

Internalization of Operating Structure

On and effective March 12, 2019 (the "Effective Date"), our Board of Directors approved internalizing our operating structure (the "Internalization") and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of the Company's stockholders with its management. As an internally managed BDC, the Company is managed by its employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding the Company's compensation structure. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date, in accordance with their respective terms. As a result, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.

Except as otherwise disclosed herein, this Form 10-Q discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-Q.

Recent COVID-19 Developments

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization. As of the quarter ended March 31, 2022, and subsequent to March 31, 2022, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of May 4, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended March 31, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Three Months Ended March 31, 2022

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2022, of all of our portfolio investments was $280,778,078.

During the three months ended March 31, 2022, we did not fund any new investments.

    During the three months ended March 31, 2022, we capitalized fees of $0.

    During the three months ended March 31, 2022, we exited or received proceeds from investments in an amount of $1,287,722, net of transaction costs, and realized a net gain on investments of $3,096,275 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
NewLake Capital Partners, Inc.	Various	27,352	$27.76	$759,225	$212,073
Rover, Inc.	1/31/2022	42,744	6.52	278,497	150,725
Residential Homes for Rent, LLC (d/b/a Second Avenue)(3)	Various	N/A	N/A	250,000	—
Total				$1,287,722	$362,798
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain does not include adjustments to amounts held in escrow receivable.
(3)During the three months ended March 31, 2022, approximately $0.3 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.2 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

During the three months ended March 31, 2022, we did not write-off any investments.

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, we funded investments in an aggregate amount of $9,499,978 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(1)	Common Share Units & Warrant Units	2/25/2021	200,000
Churchill Sponsor VII LLC(2)	Common Share Units & Warrant Units	2/25/2021	300,000
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-1	2/26/2021	3,499,994
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-2	2/26/2021	3,499,998
Architect Capital PayJoy SPV, LLC(4)	Membership Interest in Lending SPV	3/24/2021	500,000
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity ("SAFE")	3/26/2021	1,000,000
Total			$9,499,978
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
(3)Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of Shogun Enterprises, Inc. and holds a minority equity interest in such company.
(4)As of March 31, 2021, $0.5 million of the $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded. Keri Findley, a former senior managing director of the Company until her departure on March

9, 2022, is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC and holds a minority equity interest in such investment manager.

    During the three months ended March 31, 2021, we capitalized fees of $3,658.

    During the three months ended March 31, 2021, we exited investments in an amount of $125,387,267, net of transaction costs, and realized a net gain on investments of $112,152,518 (including U.S. Treasury investments and adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
Palantir Technologies, Inc.(3)	Various	4,618,952	$26.72	$123,419,184	$110,544,068
Palantir Lending Trust SPV I(4)	Various	N/A	N/A	1,608,604	1,608,604
Residential Homes for Rent, LLC (d/b/a Second Avenue)(5)	Various	N/A	N/A	359,479	—
Total				$125,387,267	$112,152,672
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain does not include adjustments to amounts held in escrow receivable.
(3)As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(4)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of March 31, 2022, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(5)As of March 31, 2021, approximately $0.4 million had been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.3 million repaid a portion of the outstanding principal and approximately $0.1 million was attributed to interest.
    During the three months ended March 31, 2021, we did not write-off any investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Operating results for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Total Investment Income	$583,100	$291,352
Interest income	452,455	166,845
Dividend income	130,645	124,507
Total Operating Expenses	$4,807,805	$3,125,670
Compensation expense	1,860,702	1,293,310
Directors’ fees	160,565	111,250
Professional fees	1,272,713	973,159
Interest expense	1,200,786	504,793
Tax expense	2,050	2,025
Other expenses	310,989	241,133
Net Investment Loss	$(4,224,705)	$(2,834,318)
Net realized gain on investments	3,096,275	112,152,518
Net change in unrealized appreciation/(depreciation) of investments	21,584,885	(1,315,837)
Net Increase in Net Assets Resulting from Operations	$20,456,455	$108,002,363

Investment Income

Investment income increased to $583,100 for the three months ended March 31, 2022 from $291,352 for the three months ended March 31, 2021. The net increase between periods was due to an increase in interest income from Architect Capital PayJoy SPV, LLC. The increase was offset by a decrease in interest income from Residential Homes for Rent, LLC (d/b/a Second Avenue) and a decrease in dividend income from GreenAcreage Real Estate Investment Trust, Inc. during the three months ended March 31, 2022, relative to the three months ended March 31, 2021.

Operating Expenses

Total operating expenses increased to $4,807,805 for the three months ended March 31, 2022 from $3,125,670 for the three months ended March 31, 2021. The increase in operating expense was primarily due to an increase in compensation expense, interest expense, professional fees, and other expenses during the three months ended March 31, 2022, relative to the three months ended March 31, 2021.

Net Investment Loss

For the three months ended March 31, 2022, we recognized a net investment loss of $4,224,705, compared to a net investment loss of $2,834,318 for the three months ended March 31, 2021. The change between periods resulted from the increase in operating expenses between periods during the three months ended March 31, 2022, relative to the three months ended March 31, 2021.

Net Realized Gain on Investments

For the three months ended March 31, 2022, we recognized a net realized gain on our investments of $3,096,275, compared to a net realized gain of $112,152,518 for the three months ended March 31, 2021. The components of our net realized gains on portfolio investments for the three months ended March 31, 2022 and 2021, excluding U.S. Treasury investments and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2022 and 2021, we had a net change in unrealized appreciation/(depreciation) of $21,584,885 and $(1,315,837), respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended March 31, 2022 and 2021.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Quarter Ended March 31, 2022	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Quarter Ended March 31, 2021
Forge Global, Inc.	$41,728,933	Coursera, Inc.	$73,516,484
True Global Ventures 4 Plus Fund Pte Ltd	3,267,828	Nextdoor.com, Inc.	5,081,591
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(1,161,292)	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	3,941,249
Trax Ltd.	(1,600,177)	Ozy Media, Inc.	1,391,903
Nextdoor, Inc.	(2,452,786)	Aventine Property Group, Inc.(1)	1,293,674
Rover Group, Inc.(1)	(3,028,901)	Enjoy Technology, Inc.	(2,434,915)
Skillsoft Corp.	(3,053,532)	Course Hero, Inc.	(2,548,258)
Course Hero, Inc.	(11,030,543)	Palantir Technologies, Inc.(1)	(81,760,272)
Other(2)	(1,084,645)	Other(2)	202,707
Total	$21,584,885	Total	$(1,315,837)
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2022 and 2021.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of March 31, 2022 for details regarding activity in our investment portfolio from April 1, 2022 through May 4, 2022.

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

Share Repurchase Program

From April 1, 2022 through May 4, 2022, the Company repurchased 431,134 additional shares under the Share Repurchase Program for an aggregate purchase price of $3.7 million.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to March 31, 2022, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the crisis, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of May 4, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended March 31, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under "At-the-Market Offering". In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, the outstanding principal amount of which we redeemed in full on March 29, 2021. On December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and "Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2022.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2022 and 2021, our operating expenses were $4,807,805 and $3,125,670, respectively.

Cash Reserves and Liquid Securities	March 31, 2022	December 31, 2021
Cash	$172,839,141	$198,437,078
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	16,799,132	—
Subject to other sales restrictions(2)	78,794,391	94,635,398
Securities of publicly traded portfolio companies	95,593,523	94,635,398
Total Cash Reserves and Liquid Securities	$268,432,664	$293,072,476

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

During the three months ended March 31, 2022, cash decreased to $172,839,141 from $198,437,078 at the beginning of the year. The decrease in cash was primarily due to the payment of our dividends, interest on the 6.00% Notes due 2026, and to pay our operating expenses offset by proceeds from the sale of public investments and other investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2022 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Notes(1)	$75.0	$—	$—	$75.0	$—
Payable for securities purchased	0.5	0.5	—	—	—
Operating lease liability	0.5	0.2	0.3	—	—
Total	$75.9	$0.6	$0.3	$75.0	$—
_______________________
(1)The balance shown for the "Notes" reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of March 31, 2022. Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2022 for more information.

Share Repurchase Program

During the three months ended March 31, 2022, the Company repurchased 153,517 shares of the Company's common stock under the Share Repurchase Program. During the three months ended March 31, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $23.3 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see "Part II, Item 5. Unregistered Sales of Equity Securities and Use of Proceeds" and “Note 5—Common Stock” to our condensed consolidated financial statements as of March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three months ended March 31, 2022, the Company issued and sold 17,807 Shares under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of March 31, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of March 31, 2022 for more information regarding the ATM Program.

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

During the three months ended March 31, 2021, the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2022 for more information regarding the 4.75% Convertible Senior Notes due 2023.

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

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2022 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2022. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Fiscal 2021:
January 26, 2021(9)	February 5, 2021	February 19, 2021	0.25
March 8, 2021(10)	March 30, 2021	April 15, 2021	0.25
May 4, 2021(11)	May 18, 2021	June 30, 2021	2.50
August 3, 2021(12)	August 18, 2021	September 30, 2021	2.25
November 2, 2021(13)	November 17, 2021	December 30, 2021	2.00
December 20, 2021(14)	December 31, 2021	January 14, 2022	0.75
Fiscal 2022:
March 8, 2022(15)	March 25, 2022	April 15, 2022	0.11
Total			$12.10
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
(15) All of the $3,441,824 distribution paid on April 15, 2022 represented a distribution from realized gains. None of the distribution represented a return of capital.

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of March 31, 2022 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2022 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of March 31, 2022 for more information.

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

As of March 31, 2022, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.Legal Proceedings

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2021 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2022 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2022	—	$—	—	$9,617,312
February 1 through February 28, 2022	—	—	—	9,617,312
March 1 through March 31, 2022	153,517	8.86	153,517	23,257,705
Total	153,517		153,517

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 21, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended March 31, 2022, we repurchased 153,517 shares of our common stock under the Share Repurchase Program. During the three months ended March 31, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $23.3 million.
(2)Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated March 10, 2022, by and between SuRo Capital Corp. and Allison Green(7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

(5)    Previously filed in connection with the Registrant's Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)    Previously filed in connection with the Registrant's Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)    Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	May 5, 2022	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 5, 2022	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2022	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)