Form 10-Q
period 2022-06-30
SURO CAPITAL CORP.
filed 2022-08-04
CIK 1509470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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

The issuer had 30,325,187 shares of common stock, $0.01 par value per share, outstanding as of August 3, 2022.

SURO CAPITAL CORP.

i

PART I

Item 1.     Financial Statements and Supplementary Data

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $153,356,838 and $146,360,300, respectively)	$171,870,750	$231,768,290
Non-controlled/affiliate investments (cost of $41,140,804 and $41,211,183, respectively)	14,177,090	14,609,089
Controlled investments (cost of $19,883,894 and $19,883,894, respectively)	14,018,874	13,758,874
Total Investments (cost of $214,381,536 and $207,455,377, respectively)	200,066,714	260,136,253
Cash	152,984,799	198,437,078
Proceeds receivable	55,943	52,493
Escrow proceeds receivable	2,005,019	2,046,645
Interest and dividends receivable	156,637	83,655
Deferred financing costs	589,781	621,719
Prepaid expenses and other assets(1)	588,499	937,984
Total Assets	356,447,392	462,315,827
LIABILITIES
Accounts payable and accrued expenses(1)	2,705,829	875,047
Accrued interest payable	12,500	175,000
Dividends payable	349,929	23,390,048
6.00% Notes due December 30, 2026(2)	73,206,662	73,029,108
Total Liabilities	76,274,920	97,469,203
Commitments and contingencies (Notes 7 and 10)
Net Assets	$280,172,472	$364,846,624
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 30,325,187 and 31,118,556 issued and outstanding, respectively)	$303,252	$311,185
Paid-in capital in excess of par	342,738,247	350,079,409
Accumulated net investment loss	(58,160,190)	(50,124,597)
Accumulated net realized gain on investments, net of distributions	9,587,968	11,899,742
Accumulated net unrealized appreciation/(depreciation) of investments	(14,296,805)	52,680,885
Net Assets	$280,172,472	$364,846,624
Net Asset Value Per Share	$9.24	$11.72
See accompanying notes to condensed consolidated financial statements.
__________________________________________________
(1)    This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to "Note 7—Commitments and Contingencies—Operating Leases and Related Deposits" for more detail.
(2)    As of June 30, 2022, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2021, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.13%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$149,282	$145,851	$311,737	$312,696
Dividend income	191,349	128,969	321,994	150,844
Non-controlled/affiliate investments:
Dividend income	—	—	—	102,632
Controlled investments:
Interest income	550,000	—	840,000	—
Total Investment Income	890,631	274,820	1,473,731	566,172
OPERATING EXPENSES
Compensation expense	1,759,261	1,345,892	3,619,963	2,639,202
Directors’ fees(2)	191,829	111,250	352,394	222,500
Professional fees	1,078,459	529,524	2,351,172	1,502,683
Interest expense	1,226,767	—	2,427,553	504,793
Income tax expense	5,691	7,598	7,741	9,623
Other expenses	439,512	323,556	750,501	564,689
Total Operating Expenses	4,701,519	2,317,820	9,509,324	5,443,490
Net Investment Loss	(3,810,888)	(2,043,000)	(8,035,593)	(4,877,318)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(1,895,846)	27,658,812	1,200,429	139,811,330
Non-controlled/affiliate investments	(70,379)	—	(70,379)	—
Net Realized Gain/(Loss) on Investments	(1,966,225)	27,658,812	1,130,050	139,811,330
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(88,620,056)	(12,065,362)	(66,876,069)	(15,330,669)
Non-controlled/affiliate investments	(72,519)	19,817,253	(361,621)	21,661,723
Controlled investments	130,000	(10,639)	260,000	94,361
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(88,562,575)	7,741,252	(66,977,690)	6,425,415
Net Change in Net Assets Resulting from Operations	$(94,339,688)	$33,357,064	$(73,883,233)	$141,359,427
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(3.08)	$1.32	$(2.39)	$6.17
Diluted(1)	$(3.08)	$1.32	$(2.39)	$5.74
Weighted-Average Common Shares Outstanding
Basic	30,633,878	25,334,482	30,929,321	22,923,943
Diluted(1)	30,633,878	25,334,482	30,929,321	24,732,256
See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________________

(1)    For the three and six months ended June 30, 2022 and June 30, 2021, there were no potentially dilutive securities outstanding. Refer to "Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted".
(2)    Refer to "Note 11—Stock-Based Compensation" for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Net Assets at Beginning of Year	$364,846,624	$301,583,073

Change in Net Assets Resulting from Operations
Net investment loss	(4,224,705)	(2,834,318)
Net realized gain on investments	3,096,275	112,152,518
Net change in unrealized appreciation/(depreciation) of investments	21,584,885	(1,315,837)
Net Change in Net Assets Resulting from Operations	20,456,455	108,002,363
Distributions
Dividends declared	(3,441,824)	(11,032,436)
Total Distributions	(3,441,824)	(11,032,436)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	229,896	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	37,259,819
Stock-based compensation	(30,016)	148,802
Repurchases of common stock	(1,359,607)	—
Net Change in Net Assets Resulting from Capital Transactions	(1,159,727)	37,408,621
Total Change in Net Assets	15,854,904	134,378,548
Net Assets at March 31	$380,701,528	$435,961,621

Change in Net Assets Resulting from Operations
Net investment loss	(3,810,888)	(2,043,000)
Net realized gain/(loss) on investments	(1,966,225)	27,658,812
Net change in unrealized appreciation/(depreciation) of investments	(88,562,575)	7,741,252
Net Change in Net Assets Resulting from Operations	(94,339,688)	33,357,064
Distributions
Dividends declared	—	(60,513,038)
Total Distributions	—	(60,513,038)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from stock dividend	—	30,525,336
Stock-based compensation	703,566	261,746
Repurchases of common stock	(6,892,934)	—
Net Change in Net Assets Resulting from Capital Transactions	(6,189,368)	30,787,082
Total Change in Net Assets	(100,529,056)	3,631,108
Net Assets at June 30	$280,172,472	$439,592,729

Capital Share Activity
Shares outstanding at beginning of year	31,118,556	19,914,023
Issuance of common stock from public offering	17,807	—
Issuance of common stock under restricted stock plan	197,500	193,385
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	4,097,808
Issuance of common stock from stock dividend	—	2,335,527
Shares repurchased	(1,008,676)	—
Shares Outstanding at End of Period	30,325,187	26,540,743

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(73,883,233)	$141,359,427
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(1,130,050)	(139,811,330)
Net change in unrealized (appreciation)/depreciation of investments	66,977,690	(6,425,415)
Amortization of discount on 4.75% Convertible Senior Notes due 2023	—	76,925
Amortization of discount on 6.00% Notes due 2026	211,033	—
Stock-based compensation	673,550	410,548
Adjustments to escrow proceeds receivable	179,134	2,653
Forfeited interest on 4.75% Convertible Senior Notes due 2023	—	102,917
Purchases of investments in:
Portfolio investments	(11,008,515)	(39,362,863)
Proceeds from sales or maturity of investments in:
Portfolio investments	5,051,279	157,018,332
U.S. Treasury bills	—	150,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	349,485	265,658
Interest and dividends receivable	(72,982)	(34,865)
Proceeds receivable	(3,450)	(268,479)
Escrow proceeds receivable	41,626	29
Deposits	—	(50,000)
Payable for securities purchased	—	(134,250,000)
Accounts payable and accrued expenses	1,830,782	1,362,022
Income tax payable	—	(35,850)
Accrued interest payable	(162,500)	(453,803)
Net Cash Provided by/(Used in) Operating Activities	(10,946,151)	129,905,906
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	229,896	—
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)
Repurchases of common stock	(8,252,541)	—
Cash dividends paid	(26,481,943)	(45,334,391)
Cash paid for fractional shares	—	(213)
Deferred financing costs	(1,540)	(13,977)
Net Cash Used in Financing Activities	(34,506,128)	(45,638,581)
Total Increase/(Decrease) in Cash Balance	(45,452,279)	84,267,325
Cash Balance at Beginning of Year	198,437,078	45,793,724
Cash Balance at End of Period	$152,984,799	$130,061,049
Supplemental Information:	2022	2021
Interest paid	$2,412,500	$794,206
Taxes paid	7,569	45,473
Conversion of 4.75% Convertible Senior Notes due 2023	—	37,925,000
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$49,527,680	17.68%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	3.57%
Total				14,999,972	59,527,651	21.25%
Forge Global Holdings, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	2,454,791	2,259,716	20,954,587	7.48%
Common warrants, Strike Price $3.98, Expiration Date 11/9/2025(3)(17)		7/19/2011	230,144	266,507	301,488	0.11%
Total				2,526,223	21,256,075	7.59%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,692,855	0.60%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	3.57%
Total				15,004,340	11,692,829	4.17%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	10,896,125	3.89%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	502,423	0.18%
Total				1,283,005	11,398,548	4.07%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,007,185	10,000,000	3.57%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	3.57%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	1.25%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.25%
Convertible Note 0.5%, Due 4/18/2024***		5/2/2022	$500,000	500,000	500,000	0.18%
Total				7,503,318	7,499,992	2.68%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	5,965,997	2.13%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	5,546,953	1.98%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New York, NY
Common shares***(3)(14)	Cannabis REIT	8/12/2019	247,443	5,032,542	4,577,696	1.63%
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	3,456,087	1.23%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	1,727,602	0.62%
Term loan 15%, Due 12/23/2023***(13)		12/23/2020	$1,500,000	1,500,000	1,500,000	0.54%
Total				3,000,000	3,227,602	1.15%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	534,710	0.19%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	0.94%
Total				10,005,748	3,181,727	1.14%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	—	3,063,358	1.09%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	0.89%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Aventine Property Group, Inc.(12)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	2,231,610	0.80%
Rover Group, Inc.**	Seattle, WA
Common shares(3)	Peer-to-Peer Pet Services	11/3/2014	364,046	1,088,220	1,368,813	0.49%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,002,720	1,000,000	0.36%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,064,409	1,002,755	1,000,000	0.36%
Rent the Runway, Inc.**	New York, NY
Common shares(3)	Subscription Fashion Rental	6/17/2020	289,191	4,394,205	887,816	0.32%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred Shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.18%
YouBet Technology, Inc. (d/b/a PickUp)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	385,353	502,232	499,999	0.18%
Palantir Lending Trust SPV I **(11)	Palo Alto, CA
Equity Participation in Underlying Collateral(3)	Data Analysis	6/19/2020	—	—	367,952	0.13%
Churchill Sponsor VII LLC**(15)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.07%
Warrant units		2/25/2021	277,000	94,180	94,180	0.03%
Total				300,000	300,000	0.11%
AltC Sponsor LLC**(15)	New York, NY
Share units	Special Purpose Acquisition Company	7/21/2021	239,300	250,855	250,000	0.09%
Enjoy Technology, Inc.**	Palo Alto, CA
Common shares(3)	On-Demand Commerce	10/16/2014	947,297	5,526,777	205,563	0.07%
Churchill Sponsor VI LLC**(15)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.05%
Warrant units		2/25/2021	199,100	65,703	65,703	0.02%
Total				200,000	200,000	0.07%
Kahoot! ASA**	Oslo, Norway
Common shares(3)	Education Software	12/5/2014	99,672	458,138	164,484	0.06%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	—	—%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(16)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.(12)	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$153,356,838	$171,870,750	61.34%
See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$593,350	0.21%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	6,236,702	2.23%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	4,147,336	1.48%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	258,406	0.09%
Total				6,387,741	11,235,794	4.01%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	2,432,447	0.87%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	505,099	0.18%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	3,750	0.00%
Total				9,590,380	2,941,296	1.05%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,140,804	$14,177,090	5.06%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	3.57%
Colombier Sponsor LLC**(15)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,354	0.55%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.41%
Total				2,715,737	2,711,841	0.97%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	1,307,033	0.47%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	1,307,033	0.47%

Total Controlled				$19,883,894	$14,018,874	5.00%

Total Portfolio Investments				$214,381,536	$200,066,714	71.41%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued
June 30, 2022

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
**    Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2022, 31.74% of its total investments are non-qualifying assets.
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

(4)As of June 30, 2022, the investments noted had been placed on non-accrual status.

(5)SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)SuRo Capital Corp.’s investments in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a PickUp), Rebric Inc. (d/b/a Compliable), and EDGE Markets, Inc. are held through SuRo Capital Corp.'s wholly owned subsidiary, SuRo Capital Sports, LLC ("SuRo Sports").

(8)SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.'s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of June 30, 2022, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

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

(11)As of June 30, 2022, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions.

(12)On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc. During the six months ended June 30, 2022, Aventine Property Group, Inc. declared an aggregate of less than $0.1 million in dividend distributions. During the six months ended June 30, 2022, Treehouse Real Estate Investment Trust, Inc. declared an aggregate of less than $0.1 million in dividend distributions.

(13)During the six months ended June 30, 2022, approximately $0.6 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.5 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

SURO CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)- continued
June 30, 2022

(14)During the six months ended June 30, 2022, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of $0.2 million in dividend distributions.

(15)Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(16)As of June 30, 2022, Fullbridge, Inc.'s obligations under its financing arrangements with the Company became past due.

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
June 30, 2022

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

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure ("Internalization") and we began operating as an internally-managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to March 12, 2019, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”).

The Company’s date of inception was January 6, 2011, which is the date we commenced development stage activities. The Company’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “SSSS” (formerly "GSVC"). Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol ("SSSS"). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of June 30, 2022, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture-capital-backed emerging companies. The Company may invest in these portfolio companies through offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. In addition, the Company may invest in private credit and in founders equity, founders warrants, forward purchase agreements, and private investment in public equity transactions of special purpose acquisition companies. The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the fiscal year ending December 31, 2022. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021.

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
June 30, 2022
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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of management, our Board of Directors or the valuation committee of the Company’s Board of Directors (the “Valuation Committee”), does not reliably represent fair value, shall each be valued as follows:

1.    The quarterly valuation process begins with each portfolio company or investment being initially valued by the internal investment professionals responsible for the portfolio investment;

2.    Preliminary valuation conclusions are then documented and discussed with senior management;

3.    For all investments for which there are no readily available market quotations, the Valuation Committee engages an independent third-party valuation firm to conduct independent appraisals, review management's preliminary valuations and make its own independent assessment;

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

In valuing the Company’s investments in venture investment funds (“Venture Investment Funds”), the Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

In making a good faith determination of the fair value of investments, the Company considers valuation methodologies consistent with industry practice. Valuation methods utilized include, but are not limited to, the following: comparisons to prices from secondary market transactions; venture capital financings; public offerings; purchase or sales transactions; analysis of financial ratios and valuation metrics of portfolio companies that issued such private equity securities to peer companies that are public; analysis of the portfolio company's most recent financial statements, forecasts and the markets in which the portfolio company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each method to determine the fair value of each investment.

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
June 30, 2022
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

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture-capital-backed portfolio companies, these investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s debt investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

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

Special Purpose Acquisition Companies

The Company's Board of Directors measures its Special Purpose Acquisition Company ("SPAC") investments at fair value, which is equivalent to cost until a SPAC transaction is announced. After a SPAC transaction is announced, the Company's Board of Directors will ascribe value to SPAC investments based on fair value analyses that can include option pricing models, probability-weighted expected return method analyses and other techniques as deemed appropriate. Upon completion of the SPAC transaction, the Company utilizes the public share price of the entity, less a DLOM if there are restrictions on selling. The Company's SPAC investments are valued at estimated fair value as determined in good faith by the Company's Board of Directors.

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of June 30, 2022 and December 31, 2021, for details regarding the nature and composition of the Company’s investment portfolio.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

Cash

The Company places its cash primarily with U.S. Bank, N.A., and may place cash with Bridge Bank (a subsidiary of Western Alliance Bank) and Silicon Valley Bank in amounts that will not exceed, in the aggregate, the total value of the Company's fidelity bond. The cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that U.S. Bank, N.A., Bridge Bank (a subsidiary of Western Alliance Bank), and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of June 30, 2022 and December 31, 2021, the Company had $2,005,019 and $2,046,645, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of June 30, 2022 and December 31, 2021, the Company had

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
deferred financing costs of $589,781 and $2,592,611, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2022	December 31, 2021
Deferred debt issuance costs	$—	$1,970,892
Deferred offering costs	589,781	621,719
Deferred Financing Costs	$589,781	$2,592,611

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of June 30, 2022 and December 31, 2021, the Company had no material escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code, beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and intends to continue to operate in a

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least the sum of 90% of our investment company taxable income (“ICTI”), including payment-in-kind interest income, as defined by the Code, and 90% of our net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year (the "Annual Distribution Requirement"). Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

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
June 30, 2022
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

Recently Issued or Adopted Accounting Standards

In April 2020, as part of the Securities Offering Reform for Closed-End Investment Companies final rule, the Securities and Exchange Commission ("SEC") adopted certain structured data reporting requirements for BDCs to submit financial statement information using Inline eXtensible Business Reporting Language (XBRL) format to the extent required of operating companies. BDCs that are eligible to file a short-form registration statement will be subject to the above structuring requirements with respect to Forms filed on or after August 1, 2022. Other BDCs will be subject to the requirements with respect to Forms filed on or after February 1, 2023. The Company is currently assessing the impact of this standard on our financial condition and results of operations.

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
June 30, 2022
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

For the three and six months ended June 30, 2022 and 2021, the Company did not incur a consulting expense related to the Consulting Agreement as it was no longer in effect.

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

For the three and six months ended June 30, 2022 and 2021, the Company did not incur a licensing expense related to the Amended and Restated License Agreement as it was no longer in effect.

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
June 30, 2022
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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp VI, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, our Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp VII, a special purpose acquisition company, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VII. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of June 30, 2022, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $300,000, respectively.

The Company's investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein's brother, Michael Klein, is a control person of such Churchill entities. As of June 30, 2022, the fair value of the Company’s investment in Skillsoft Corp. was $3,456,087.

The Company's initial investment in Shogun Enterprises, Inc. on February 26, 2021 constituted a "remote-affiliate" transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., and holds a minority equity interest in such portfolio company. The Company's investment in Architect Capital PayJoy SPV, LLC also constituted a "remote-affiliate" transaction for purposes of the 1940 Act in light of the fact that Ms. Findley is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and holds a minority equity interest in such investment manager. As of June 30, 2022, the fair values of the Company’s remote-affiliate investments in Shogun Enterprises, Inc. and Architect Capital PayJoy SPV, LLC were $7,499,992 and $10,000,000, respectively.

In addition, Ms.Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company's portfolio companies. The Company's investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of June 30, 2022, the fair values of the Company’s aggregate investments in each of Colombier Sponsor LLC and AltC Sponsor LLC were $2,711,841 and $250,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of June 30, 2022, the Company had 65 positions in 40 portfolio companies. As of December 31, 2021, the Company had 64 positions in 38 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$108,212,846	$131,036,463	46.8%	$99,964,047	$163,801,798	44.9%
Common Stock	50,601,512	23,521,102	8.4%	51,581,524	42,860,156	11.7%
Debt Investments	5,807,373	2,505,099	0.9%	5,807,373	3,011,438	0.8%
Options	10,912,604	4,753,567	1.7%	10,982,983	4,959,112	1.4%
Total Private Portfolio Companies	175,534,335	161,816,231	57.8%	168,335,927	214,632,504	58.8%
Publicly Traded Portfolio Companies
Common Stock	38,580,694	37,581,043	13.4%	39,119,450	44,573,225	12.2%
Options	266,507	669,440	0.2%	—	930,524	0.3%
Total Publicly Traded Portfolio Companies	38,847,201	38,250,483	13.6%	39,119,450	45,503,749	12.5%
Total Investments	$214,381,536	$200,066,714	71.4%	$207,455,377	$260,136,253	71.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
The geographic and industrial compositions of the Company’s portfolio at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$136,121,677	68.0%	48.6%	$188,304,542	72.4%	51.6%
Northeast	44,576,264	22.3%	15.9%	47,666,629	18.3%	13.1%
Midwest	12,959,204	6.5%	4.6%	12,722,423	4.9%	3.5%
International	6,409,569	3.2%	2.3%	11,442,659	4.4%	3.1%
Total	$200,066,714	100.0%	71.4%	$260,136,253	100.0%	71.3%

	As of June 30, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$74,384,016	37.0%	26.6%	$109,048,688	41.9%	29.9%
Financial Technology	69,536,073	34.8%	24.8%	71,954,012	27.7%	19.7%
Marketplaces	30,323,915	15.2%	10.8%	49,346,174	19.0%	13.5%
Social/Mobile	19,965,998	10.0%	7.1%	16,439,523	6.3%	4.5%
Big Data/Cloud	4,549,679	2.3%	1.6%	12,300,823	4.7%	3.4%
Sustainability	1,307,033	0.7%	0.5%	1,047,033	0.4%	0.3%
Total	$200,066,714	100.0%	71.4%	$260,136,253	100.0%	71.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Financial Services
Home Improvement Finance
Mobile Finance Technology
Online Marketplace Finance
Gaming Technology
Special Purpose Acquisition Company
Venture Investment Fund
Social/Mobile	Digital Media Platform
Digital Media Technology
Interactive Media & Services
Mobile Access Technology
Social Data Platform
Fitness Technology
Social Networking
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2022 and December 31, 2021 are as follows:

	As of June 30, 2022
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$131,036,463	$131,036,463
Common Stock	—	—	23,521,102	23,521,102
Debt Investments	—	—	2,505,099	2,505,099
Options	—	—	4,753,567	4,753,567
Private Portfolio Companies	—	—	161,816,231	161,816,231
Publicly Traded Portfolio Companies
Common Stock	16,461,972	21,119,071	—	37,581,043
Options	—	669,440	—	669,440
Publicly Traded Portfolio Companies	16,461,972	21,788,511	—	38,250,483
Total Investments at Fair Value	$16,461,972	$21,788,511	$161,816,231	$200,066,714

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$163,801,798	$163,801,798
Common Stock	—	—	42,860,156	42,860,156
Debt Investments	—	—	3,011,438	3,011,438
Options	—	—	4,959,112	4,959,112
Private Portfolio Companies	—	—	214,632,504	214,632,504
Publicly Traded Portfolio Companies
Common Stock	16,970,411	27,602,814	—	44,573,225
Options	—	930,524	—	930,524
Publicly Traded Portfolio Companies	16,970,411	28,533,338	—	45,503,749
Total Investments at Fair Value	$16,970,411	$28,533,338	$214,632,504	$260,136,253

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2022 and December 31, 2021. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
As of June 30, 2022

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$23,521,102	Market approach	Revenue multiples	1.26x - 3.41x (1.67x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	AFFO(4) multiple	21.90x -21.90x (21.90x)
Preferred stock in private companies	$131,036,463	Market approach	Revenue multiples	0.22x - 4.60x (1.85x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	0.56x - 4.60x (2.31x)
			DLOM	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$2,505,099	Market approach	Revenue multiples	0.47x - 4.60x (3.36x)
Options	$4,753,567	Option pricing model	Term to expiration (Years)	1.50x - 5.79x (2.28x)
			Volatility	38% - 81% (38%)
		Discounted cash flow	Discount Rate	15.0% (15.0%)
________________________
(1)    As of June 30, 2022, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
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
June 30, 2022
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"

As of December 31, 2021

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$42,860,156	Market approach	Revenue multiples	1.80x - 9.62x (6.00x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	DLOM(6)	10.0% (10.0%)
			AFFO(4) multiple	23.03 - 36.28x (23.03x)
			Financing Risk	10.0% (10.0%)
Preferred stock in private companies	$163,801,798	Market approach	Revenue multiples	0.53x - 9.62x (6.63x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	1.05x - 9.62x (3.04x)
			DLOM	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$3,011,438	Market approach	Revenue multiples	1.74x - 2.91x (1.95x)
Options	$4,959,112	Option pricing model	Term to expiration (Years)	0.17 - 6.61 (3.08)
			Volatility	37.7% - 56.5% (37.7%)
		Discounted cash flow	Discount Rate	15.0% (15.0%)
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
June 30, 2022
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
(4)    Adjusted Funds From Operations, or "AFFO"
(5)    Probability-Weighted Expected Return Method, or "PWERM"
The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2022 as follows:

	Six Months Ended June 30, 2022
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Transfers out of Level 3(1)	(6,918,251)	(1,775,506)	—	(48,639)	(8,742,396)
Purchases, capitalized fees and interest	—	10,508,515	500,000	—	11,008,515
Sales/Maturity of investments	(874,470)	—	(500,000)	—	(1,374,470)
Realized gains/(losses)	160,965	—	—	(70,379)	90,586
Net change in unrealized appreciation/(depreciation) included in earnings	(11,707,298)	(41,498,344)	(506,339)	(86,527)	(53,798,508)
Fair Value as of June 30, 2022	$23,521,102	$131,036,463	$2,505,099	$4,753,567	$161,816,231
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2022	$4,456,750	$(39,541,307)	$(506,339)	$211,567	$(35,379,329)
________________________
(1)    During the six months ended June 30, 2022, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Forge Global, Inc.	Common Shares, Class AA Junior Preferred Shares Junior Preferred Warrants, Strike Price $12.42, Expiration Date 11/9/2025	Public Common shares (Level 2) Common warrants, Strike Price $3.98, Expiration Date 11/9/2025 (Level 2)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2021 as follows:

	Year Ended December 31, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	(31,652,675)	(155,414,652)	(5,211,120)	(1,619,463)	(193,897,910)
Purchases, capitalized fees and interest	36,154,823	43,239,463	—	2,321,752	81,716,038
Sales/Maturity of investments	(61,675)	(10,646,457)	(2,344,979)	—	(13,053,111)
Realized gains/(losses)	204,195	5,551,864	88,788	(103,655)	5,741,192
Net change in unrealized appreciation/(depreciation) included in earnings	4,024,649	139,835,593	5,633,409	(1,511,732)	147,981,919
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2021	$6,117,069	$46,943,434	$—	$(586,899)	$52,473,604
________________________

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2022 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2022	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(7)	2,700,000	$—	$1,157,487	$—	$—	$—	$—	$—	$1,157,487	0.41%
Total Options		—	1,157,487	—	—	—	—	—	1,157,487	0.41%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	1,047,033	—	—	—	—	260,000	1,307,033	0.47%
Total Preferred Stock		—	1,047,033	—	—	—	—	260,000	1,307,033	0.47%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***(7)	$10,000,000	840,000	10,000,000	—	—	—	—	—	10,000,000	3.57%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(7)	1,976,033	—	1,554,354	—	—	—	—	—	1,554,354	0.55%
Total Common Stock		840,000	11,554,354	—	—	—	—	—	11,554,354	4.12%
TOTAL CONTROLLED INVESTMENTS*(2)		$840,000	$13,758,874	$—	$—	$—	$—	$260,000	$14,018,874	5.00%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2022	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$—	$505,099	0.18%
Total Debt Investments		—	505,099	—	—	—	—	—	505,099	0.18%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.–Preferred shares, Series C-2 6%	683,482	—	—	—	—		—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	—	—	—	—%
Total Digital Media Platform		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	621,093	—	—		—	(27,743)	593,350	0.21%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	6,496,729	—	—	—	—	(260,027)	6,236,702	2.23%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	4,423,607	—	—	—	—	(276,271)	4,147,336	1.48%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	289,293	—	—	—	—	(30,887)	258,406	0.09%
Total Interactive Learning		—	11,830,722	—	—	—	—	(594,928)	11,235,794	4.01%
Total Preferred Stock		—	11,830,722	—	—	—	—	(594,928)	11,235,794	4.01%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2022	Percentage of Net Assets
Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	$—	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	—	—	—	—	—	—	(70,379)	70,379	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	5,000	—	—	—	—	(1,250)	3,750	0.00%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,268,268	—	—	—	—	164,179	2,432,447	0.87%
Total Global Innovation Platform		—	2,273,268	—	—		(70,379)	233,308	2,436,197	0.87%
Total Options		—	2,273,268	—	—	—	(70,379)	233,308	2,436,197	0.87%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
Total Common Stock		—	—	—	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$14,609,089	$—	$—	$—	$(70,379)	$(361,620)	$14,177,090	5.06%

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

** Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2022, 31.74% of its total investments are non-qualifying assets.

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
June 30, 2022
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

(3)    As of June 30, 2022, the investments noted had been placed on non-accrual status.

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
June 30, 2022
Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2021 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(9)	2,700,000	$—	$—	$—	$1,159,150	$—	$—	$(1,663)	$1,157,487	0.32%
Total Options		—	—	—	1,159,150	—	—	(1,663)	1,157,487	0.32%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	809,198	—	—	—	—	237,835	1,047,033	0.29%
Total Preferred Stock		—	809,198	—	—	—	—	237,835	1,047,033	0.29%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***(7)	$10,000,000	390,000	—	—	10,006,745	—	—	(6,745)	10,000,000	2.74%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(9)	1,976,033	—	—	—	1,556,587	—	—	(2,233)	1,554,354	0.43%
Total Common Stock		390,000	—	—	11,563,332	—	—	(8,978)	11,554,354	3.17%
TOTAL CONTROLLED INVESTMENTS*(2)		$390,000	$809,198	$—	$12,722,482	$—	$—	$227,194	$13,758,874	3.78%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023	$—	$—	$312,790	$—	$—	$(1,344,981)	$88,789	$943,402	$—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$—	$505,099	0.14%
Total Debt Investments		—	817,889	—	—	(1,344,981)	88,789	943,402	505,099	0.14%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	—	—	73,882	—	—	(1,159,243)	380,636	704,725	—	—%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	—	—	—	—	—	(3,504,871)	1,498,794	2,006,077	—	—%
Total Corporate Education		—	73,882	—	—	(4,664,114)	1,879,430	2,710,802	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.–Preferred shares, Series C-2 6%	683,482	—	1,865,547	—	—		—	(1,865,547)	—	—%
Ozy Media, Inc.–Preferred shares, Series B 6%	922,509	—	3,350,952	—	—	—	—	(3,350,952)	—	—%
Ozy Media, Inc.–Preferred shares, Series A 6%	1,090,909	—	2,824,679	—	—	—	—	(2,824,679)	—	—%
Ozy Media, Inc.–Preferred shares, Series Seed 6%	500,000	—	1,294,645	—	—	—	—	(1,294,645)	—	—%
Total Digital Media Platform		—	9,335,823	—	—	—	—	(9,335,823)	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	440,515	—	—		—	180,578	621,093	0.17%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	4,804,218	—	—	—	—	1,692,511	6,496,729	1.78%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	2,625,365	—	—	—	—	1,798,242	4,423,607	1.21%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	$—	$88,248	$—	$—	$—	$—	$201,045	$289,293	0.08%
Total Interactive Learning		—	7,958,346	—	—	—	—	3,872,376	11,830,722	3.24%
Total Preferred Stock		—	17,368,051	—	—	(4,664,114)	1,879,430	(2,752,645)	11,830,722	3.24%
Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	762,558	—	—	—	—	(762,558)	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-3 - Strike Price $1.33, Expiration Date 4/4/2021	—	—	4,687	—	—	—	—	(4,687)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	—	—	27,500	—	—	—	(74,380)	46,880	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	—	—	65,000	—	—	—	—	(65,000)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	—	—	—	—	—	—	(29,275)	29,275	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	9,250	—	—	—	—	(4,250)	5,000	0.01%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,173,148	—	—	—	—	95,120	2,268,268	0.62%
Total Global Innovation Platform		—	2,279,585	—	—		(103,655)	97,338	2,273,268	0.63%
Total Options		—	3,042,143	—	—	—	(103,655)	(665,220)	2,273,268	0.63%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%

Cannabis REIT

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

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
June 30, 2022
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
June 30, 2022
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

During the three and six months ended June 30, 2022, the Company repurchased 855,159 and 1,008,676 shares, respectively, of the Company's common stock under the Share Repurchase Program. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of common stock under the Share Repurchase Program. As of June 30, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.

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
June 30, 2022
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

Sales of the Shares, if any, will be made by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange, at market prices prevailing at the time of sale, at prices related to prevailing market prices or at other negotiated prices. Actual sales in the ATM Program will depend on a variety of factors to be determined by the Company from time to time.

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

During the three and six months ended June 30, 2022, the Company issued and sold 0 and 17,807 shares, respectively, under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
$229,896, after deducting commissions to the Agents on Shares sold. As of June 30, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per common share–basic:
Net change in net assets resulting from operations	$(94,339,688)	$33,357,064	$(73,883,233)	$141,359,427
Weighted-average common shares–basic	30,633,878	25,334,482	30,929,321	22,923,943
Earnings per common share–basic	$(3.08)	$1.32	$(2.39)	$6.17
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(94,339,688)	$33,357,064	$(73,883,233)	$141,359,427
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	—	—	501,065
Net change in net assets resulting from operations, as adjusted	$(94,339,688)	$33,357,064	$(73,883,233)	$141,860,492
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	—	—	1,808,313
Weighted-average common shares outstanding–diluted	30,633,878	25,334,482	30,929,321	24,732,256
Earnings per common share–diluted	$(3.08)	$1.32	$(2.39)	$5.74
______________________
(1)     For the three and six months ended June 30, 2022 and June 30, 2021, there were no potentially dilutive securities outstanding.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2022 and December 31, 2021, the Company had $1,330,000 and $1,330,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

As of June 30, 2022 and December 31, 2021, the Company booked a right-of-use asset and operating lease liability of $379,835 and $470,508, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended June 30, 2022 and 2021, the Company incurred $47,349 and $46,321, respectively, of operating lease expense. For the six months ended June 30, 2022 and 2021, the Company

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
incurred $94,721 and $92,045, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of June 30, 2022, the remaining lease term was 2.0 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company's operating lease as of June 30, 2022:

For the Years Ended December 31,	Amount
2022	93,735
2023	190,750
2024	113,603
$398,088

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Basic Share Data
Net asset value at beginning of the year	$12.22	$18.01	$11.72	$15.14
Net investment loss(1)	(0.12)	(0.07)	(0.26)	(0.21)
Net realized gain/(loss) on investments(1)	(0.06)	0.63	0.04	6.10
Net change in unrealized appreciation/(depreciation) of investments(1)	(2.89)	0.32	(2.17)	0.26
Dividends declared	—	(2.50)	(0.11)	(3.00)
Issuance of common stock from stock dividend	—	0.16	—	0.16
Issuance of common stock from public offering(1)	—	—	0.01	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	—	—	(1.91)
Repurchase of common stock(1)	0.07		(0.01)	—
Stock-based compensation(1)	0.02	0.01	0.02	0.02
Net asset value at end of period	$9.24	$16.56	$9.24	$16.56
Per share market value at end of period	$6.40	$13.49	$6.40	$13.49
Total return based on market value(2)	(25.84)%	40.63%	(49.14)%	55.57%
Total return based on net asset value(2)	(24.39)%	5.83%	(20.22)%	29.19%
Shares outstanding at end of period	30,325,187	26,540,743	30,325,187	26,540,743
Ratios/Supplemental Data:
Net assets at end of period	$280,172,472	$439,592,729	$280,172,472	$439,592,729
Average net assets	$378,428,728	$425,330,123	$371,249,600	$369,373,984
Ratio of net operating expenses to average net assets(3)	4.24%	2.19%	4.80%	2.97%
Ratio of net investment loss to average net assets(3)	(3.48)%	(1.93)%	(4.18)%	(2.66)%
Portfolio Turnover Ratio	1.57%	10.20%	2.05%	13.64%
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
June 30, 2022

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

During the three and six months ended June 30, 2022, the Company declared distributions of $0 and $0.11 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2022, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2022 distributions to stockholders will be.

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

The Company has taxable subsidiaries which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidiaries are consolidated for GAAP and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements and are recorded at fair value. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
result of their ownership of certain portfolio investments. Any income generated by these taxable subsidiaries generally would be subject to tax at normal corporate tax rates based on its taxable income.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2019–2022 and 2018–2022, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2022, there were no material interest or penalties incurred related to uncertain tax positions.

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

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on June 30, 2022 and December 31, 2021 was $24.93 and $25.68 per note,

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
respectively. As of June 30, 2022 and December 31, 2021, the fair value of the 6.00% Notes due 2026 was $74.8 million and $77.0 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the Indenture.

4.75% Convertible Senior Notes due 2023

On March 28, 2018, the Company issued $40.0 million aggregate principal amount of convertible senior notes, which bore interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. The 4.75% Convertible Senior Notes due 2023 had a maturity date of March 28, 2023 (the "4.75% Convertible Senior Notes due 2023"), unless previously repurchased or converted in accordance with their terms. The Company did not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021. On or after March 27, 2021, the Company could redeem the 4.75% Convertible Senior Notes due 2023 for cash, in whole or in part, from time to time, at the Company’s option if (i) the closing sale price of the Company’s common stock for at least 15 trading days (whether or not consecutive) during the period of any 20 consecutive trading days was greater than or equal to 150% of the conversion price on each applicable trading day, (ii) no public announcement of a pending, proposed or intended fundamental change had occurred which had not been abandoned, terminated or consummated, and (iii) no event of default under the indenture governing the 4.75% Convertible Senior Notes due 2023, and no event that with the passage of time or giving of notice would constitute an event of default under such indenture, had occurred or existed.

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
June 30, 2022
of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2022	December 31, 2021
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$—	$38,215,000
Conversion of 4.75% Convertible Senior Notes due 2023	—	(37,925,000)
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)
Direct deduction of deferred debt issuance costs	—	—
4.75% Convertible Senior Notes due 2023 Payable	$—	$—

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

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, the Company was required under the terms of its credit facility with Western Alliance Bank (the "Credit Facility") to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and was required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 were repaid in full. The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. In addition, the Credit Facility with Western Alliance Bank matured on May 31, 2019. As a result, the company is no longer subject to such requirements.

NOTE 11—STOCK-BASED COMPENSATION
2019 Equity Incentive Plan
On June 5, 2019, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (the "2019 Equity Incentive Plan”), which authorized equity awards to be granted for up to 1,976,264 shares of our common stock. Under the 2019 Equity Incentive Plan, the exercise price of awards would be set on the grant date and could not be less than the fair market value per share on such date, however, that in the case of an incentive stock option granted to an employee who, at the time of the grant of such option, owned stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or the Company’s present or future parent or subsidiary corporations, as defined in Section 424(e) or (f) of the Code, or other Affiliates the employees of which were eligible to receive incentive stock options under the Code (the “10% Shareholders”), the exercise price per share would be no less than one hundred ten percent (110%) of the fair market value per share on the date of grant. The fair market value would be the closing price of the shares on Nasdaq on the date of grant.

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
June 30, 2022
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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of June 30, 2022 and December 31, 2021	—

As of June 30, 2022 and December 31, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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
June 30, 2022
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

During the six months ended June 30, 2022, the Company granted 241,827 restricted shares to the Company's officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the six months ended June 30, 2022 and 2021 were approximately $2,885,000 and $3,080,886, respectively, in the aggregate. On July 2, 2021, 21,760 restricted shares related to the 2020 non-employee director grants vested. The Company expensed the full value of restricted stock compensation related to annual non-employee director grants on the vesting date. On June 1, 2022, 15,080 restricted shares related to the 2021 non-employee director grants vested.

As of June 30, 2022 and December 31, 2021, there were approximately $7,385,795 and $2,929,830, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the six months ended June 30, 2022 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2021	369,298
Granted	268,563
Vested(1)	(86,541)
Forfeited	(15,000)
Outstanding as of June 30, 2022	536,320
Vested as of June 30, 2022	108,301
_________________________________
(1)The balance of vested shares as of June 30, 2022 reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2022 through August 3, 2022, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Enjoy Technology, Inc.	Various	626,955	$0.38	$235,195	$(3,005,238)
Palantir Lending Trust SPV I	7/14/2022	N/A	N/A	611,930	611,930
Rent the Runway, Inc.	Various	15,000	3.43	51,428	(176,494)
Residential Homes For Rent, LLC (d/b/a Second Avenue)(3)	7/22/2022	N/A	N/A	83,333	—
Rover Group, Inc.	Various	110,000	4.14	454,883	126,067
Total				$1,436,769	$(2,443,735)
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain does not include adjustments to amounts held in escrow receivable.
(3)Subsequent to June 30, 2022, $0.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $0.1 million repaid a portion of the outstanding principal and the remaining proceeds were attributed to interest.

From July 1, 2022 through August 3, 2022, the Company did not purchase any investments.

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From July 1, 2022 through August 3, 2022, the Company had $2.3 million in non-binding investment agreements that required it to make a future investment in a portfolio company.

Modified Dutch Auction Tender Offer

On August 1, 2022, the Company's Board approved a tender offer, which the Company expects will commence on or about August 8, 2022. The Company will make the requisite tender offer filings and mailings upon commencement.

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
June 30, 2022
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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of August 3, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the six months ended June 30, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

The Company’s three controlled portfolio companies as of June 30, 2022, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended June 30, 2021 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

•    increases in inflation or an inflationary economic environment could adversely affect our portfolio companies' operating results, causing us to suffer losses in our portfolio;

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

Recent COVID-19 Developments

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization. As of the quarter ended June 30, 2022, and subsequent to June 30, 2022, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Our portfolio companies and, by extension, our operating results may be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and may possibly default on their financial obligations to us and their other capital providers. Any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of August 3, 2022, there is no indication of a reportable subsequent event related to COVID-19 impacting the Company’s financial statements for the quarter ended June 30, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Six Months Ended June 30, 2022

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2022, of all of our portfolio investments was $200,066,714.

During the six months ended June 30, 2022, we funded investments in an aggregate amount of $11,000,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Shogun Enterprises, Inc.	Convertible Note	5/2/2022	$500,000
EDGE Markets, Inc.	Preferred Shares, Series Seed	5/18/2022	500,000
Whoop, Inc.	Preferred Shares, Series C	6/30/2022	10,000,000
Total			$11,000,000

    During the six months ended June 30, 2022, we capitalized fees of $8,515.

    During the six months ended June 30, 2022, we exited or received proceeds from investments in the amount of $5,051,279, net of transaction costs, and realized a net gain on investments of $1,130,050 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Various	31,028	$26.96	$836,485	$215,799
Rover Group, Inc.	Various	474,335	5.61	2,659,209	1,241,310
Rent the Runway, Inc.	Various	50,000	3.62	181,115	(578,626)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(3)	Various	N/A	N/A	500,000	—
True Global Ventures 4 Plus Pte Ltd	5/31/2022	N/A	N/A	874,470	160,965
Total				$5,051,279	$1,039,448
_________________________________
(1)The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)During the six months ended June 30, 2022, approximately $0.6 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.5 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

During the six months ended June 30, 2022, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series B preferred warrants with a strike price of $2.31 expired on May 29, 2022.

Six Months Ended June 30, 2021

During the six months ended June 30, 2021, we funded investments in an aggregate amount of $39,342,140 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(1)	Common Share Units & Warrant Units	2/25/2021	200,000
Churchill Sponsor VII LLC(2)	Common Share Units & Warrant Units	2/25/2021	300,000
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-1	2/26/2021	3,499,994
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-2	2/26/2021	3,499,998
Architect Capital PayJoy SPV, LLC(4)	Membership Interest in Lending SPV	Various	2,630,333
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity ("SAFE")	3/26/2021	1,000,000
Colombier Sponsor LLC(5)	Class B Units & Class W Units	4/1/2021	502,193
Colombier Sponsor LLC(5)	Class B Units & Class W Units	6/7/2021	2,209,649
Churchill Capital Corp. II(6)	Common Shares, Class A	6/8/2021	10,000,000
Trax Ltd.	Common Shares & Investec Preferred Shares	6/9/2021	10,000,000
Blink Health, Inc.	Preferred Shares, Series C	6/28/2021	4,999,987
Total			$39,342,140
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
(3)Our initial investment in Shogun Enterprises, Inc. constituted a "remote-affiliate" transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of Shogun Enterprises, Inc. and holds a minority equity interest in such company.
(4)As of June 30, 2021, $2.6 million of the $10.0 million capital commitment representing SuRo Capital Corp.'s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded. Our investment in Architect Capital PayJoy SPV, LLC constituted a "remote-affiliate" transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC and holds a minority equity interest in such investment manager.
(5)Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Keri Findley, a former senior managing director of the Company, and Claire Councill, a former investment professional of the Company, are non-controlling members of the board of directors of Colombier Acquisition Corp.
(6)On June 11, 2021, the Company executed a private investment in public equity transaction, through Churchill Capital Corp. II, a special purpose acquisition company, in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. This investment constitutes a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, and is a non-controlling board member of Churchill Capital Corp II.

    During the six months ended June 30, 2021, we capitalized fees of $20,723.

    During the six months ended June 30, 2021, we exited investments in an amount of $157,230,033, net of transaction costs, and realized a net gain on investments of $139,811,330 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Net Proceeds	Realized Gain(1)
Palantir Technologies, Inc.(2)	$123,419,184	$110,544,068
Palantir Lending Trust SPV I(3)	1,877,083	1,877,083
Residential Homes for Rent, LLC (d/b/a Second Avenue)(4)	711,701	—
SP Holdings Group, Inc.	490,246	490,246
Coursera, Inc.(5)	30,731,819	26,897,290
Total	$157,230,033	$139,808,687
_________________________________
(1)Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(2)As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(3)The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of June 30, 2022, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.'s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(4)As of June 30, 2021, approximately $0.7 million had been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.5 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(5)As of June 30, 2021, we held 2,346,271 remaining common shares of Coursera, Inc., all of which were subject to lock-up restriction.
    During the six months ended June 30, 2021, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series A-3 preferred warrants with a strike price of $1.33 expired on April 4, 2021.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

Operating results for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Investment Income	$890,631	$274,820	$1,473,731	$566,172
Interest income	699,282	145,851	1,151,737	312,696
Dividend income	191,349	128,969	321,994	253,476
Total Operating Expenses	$4,701,519	$2,317,820	$9,509,324	$5,443,490
Compensation expense	1,759,261	1,345,892	3,619,963	2,639,202
Directors’ fees	191,829	111,250	352,394	222,500
Professional fees	1,078,459	529,524	2,351,172	1,502,683
Interest expense	1,226,767	—	2,427,553	504,793
Tax expense	5,691	7,598	7,741	9,623
Other expenses	439,512	323,556	750,501	564,689
Net Investment Loss	$(3,810,888)	$(2,043,000)	$(8,035,593)	$(4,877,318)
Net realized gain on investments	(1,966,225)	27,658,812	1,130,050	139,811,330
Net change in unrealized appreciation/(depreciation) of investments	(88,562,575)	7,741,252	(66,977,690)	6,425,415
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(94,339,688)	$33,357,064	$(73,883,233)	$141,359,427

Investment Income

Investment income increased to $890,631 for the three months ended June 30, 2022 from $274,820 for the three months ended June 30, 2021. The net increase between periods was due to an increase in interest income from Architect Capital PayJoy SPV, LLC and Shogun Enterprises, Inc. The increase was offset by a decrease in interest income from Residential Homes for Rent, LLC (d/b/a Second Avenue) and a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) during the three months ended June 30, 2022, relative to the three months ended June 30, 2021.

Investment income increased to $1,473,731 for the six months ended June 30, 2022 from $566,172 for the six months ended June 30, 2021. The net increase between periods was due to an increase in interest income from Architect Capital PayJoy SPV, LLC and Shogun Enterprises, Inc. The increase was offset by a decrease in interest income from Residential Homes for Rent, LLC (d/b/a Second Avenue) and a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) during the six months ended June 30, 2022, relative to the six months ended June 30, 2021.

Operating Expenses

Total operating expenses increased to $4,701,519 for the three months ended June 30, 2022 from $2,317,820 for the three months ended June 30, 2021. The increase in operating expense was primarily due to an increase in interest expense, compensation expense, and professional fees during the three months ended June 30, 2022, relative to the three months ended June 30, 2021.

Total operating expenses increased to $9,509,324 for the six months ended June 30, 2022 from $5,443,490 for the six months ended June 30, 2021. The increase in operating expense was primarily due to an increase in interest expense, compensation expense, and professional fees during the six months ended June 30, 2022, relative to the six months ended June 30, 2021.

Net Investment Loss

For the three months ended June 30, 2022, we recognized a net investment loss of $3,810,888, compared to a net investment loss of $2,043,000 for the three months ended June 30, 2021. The change between periods resulted from the increase in operating expenses offset by an increase in total investment income between periods during the three months ended June 30, 2022, relative to the three months ended June 30, 2021.

For the six months ended June 30, 2022, we recognized a net investment loss of $8,035,593, compared to a net investment loss of $4,877,318 for the six months ended June 30, 2021. The change between periods resulted from the increase in operating expenses offset by an increase in total investment income between periods during the six months ended June 30, 2022, relative to the six months ended June 30, 2021.

Net Realized Gain on Investments

For the three months ended June 30, 2022, we recognized a net realized loss on our investments of $1,966,225, compared to a net realized gain of $27,658,812 for the three months ended June 30, 2021.

For the six months ended June 30, 2022, we recognized a net realized gain on our investments of $1,130,050, compared to a net realized gain of $139,811,330 for the six months ended June 30, 2021. The components of our net realized gains on portfolio investments for the six months ended June 30, 2022 and 2021, excluding U.S. Treasury investments and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2022 and 2021, we had a net change in unrealized appreciation/(depreciation) of $(88,562,575) and $7,741,252, respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended June 30, 2022 and 2021.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2022	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended June 30, 2021
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	$(1,625,807)	Ozy Media, Inc.	$15,713,063
Rover Group, Inc.(1)	(1,931,885)	Course Hero, Inc.	12,524,875
Blink Health, Inc.	(2,104,711)	Aspiration Partners, Inc.	7,461,436
Skillsoft Corp.	(2,474,244)	Enjoy Technology, Inc.	5,856,024
Varo Money, Inc.	(2,700,966)	CUX, Inc. (d/b/a CorpU)	3,238,703
Enjoy Technology, Inc.	(3,741,844)	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	1,720,327
Neutron Holdings, Inc. (d/b/a/ Lime)	(3,991,353)	StormWind, LLC	1,249,114
Nextdoor Holdings, Inc.	(4,020,739)	Clever, Inc.	1,013,852
Trax Ltd.	(5,588,395)	Aventine Property Group, Inc.(1)	(1,774,427)
Course Hero, Inc.	(17,273,549)	Nextdoor Holdings, Inc.	(3,470,393)
Forge Global Holdings, Inc.	(41,488,638)	Coursera, Inc.(1)	(35,614,720)
Other(2)	(1,620,444)	Other(2)	(176,602)
Total	$(88,562,575)	Total	$7,741,252
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022 and 2021, we had a net change in unrealized appreciation/(depreciation) of $(66,977,690) and $6,425,415, respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the six months ended June 30, 2022 and 2021.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2022	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Six Months Ended June 30, 2021
True Global Ventures 4 Plus Fund Pte Ltd(1)	$3,106,863	Coursera, Inc.(1)	$37,901,764
Blink Health, Inc.	(2,622,697)	Ozy Media, Inc.	17,104,966
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(2,788,019)	Course Hero, Inc.	9,976,617
Varo Money, Inc.	(2,994,723)	Aspiration Partners, Inc.	7,461,436
Neutron Holdings, Inc. (d/b/a/ Lime)	(3,991,353)	A Place for Rover Inc. (f/k/a DogVacay, Inc.)	4,635,116
Enjoy Technology, Inc.	(4,371,009)	Enjoy Technology, Inc.	3,421,109
Rover Group, Inc.(1)	(4,978,791)	CUX, Inc. (d/b/a CorpU)	3,236,614
Skillsoft Corp.	(5,527,776)	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	1,717,642
Nextdoor Holdings, Inc.	(6,473,525)	StormWind, LLC	1,686,692
Trax Ltd.	(7,188,572)	Nextdoor Holdings, Inc.	1,611,198
Course Hero, Inc.	(28,304,092)	Clever, Inc.	1,013,852
		Rent the Runway, Inc.	1,011,252
		Palantir Technologies, Inc.(1)	(81,760,272)
Other(2)	(843,996)	Other(2)	(2,592,571)
Total	$(66,977,690)	Total	$6,425,415
_______________________
(1)The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2022 and 2021.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of June 30, 2022 for details regarding activity in our investment portfolio from July 1, 2022 through August 3, 2022.

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

Dutch Auction Tender Offer

On August 1, 2022, the Company's Board approved a tender offer, which the Company expects will commence on or about August 8, 2022. The Company will make the requisite tender offer filings and mailings upon commencement.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to June 30, 2022, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the crisis, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of August 3, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the six months ended June 30, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under "At-the-Market Offering". In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, the outstanding principal amount of which we redeemed in full on March 29, 2021. On December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and "Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2022.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the six months ended June 30, 2022 and 2021, our operating expenses were $9,509,324 and $5,443,490, respectively.

Cash Reserves and Liquid Securities	June 30, 2022	December 31, 2021
Cash	$152,984,799	$198,437,078
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	16,461,972	—
Subject to other sales restrictions(2)	21,788,511	94,635,398
Securities of publicly traded portfolio companies	38,250,483	94,635,398
Total Cash Reserves and Liquid Securities	$191,235,282	$293,072,476

_______________________
(1)"Unrestricted securities" represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(2)Securities of publicly traded portfolio companies "subject to other sales restrictions" represents common stock and options of our publicly traded companies that are subject to certain lock-up restrictions.

During the six months ended June 30, 2022, cash decreased to $152,984,799 from $198,437,078 at the beginning of the year. The decrease in cash was primarily due to the payment of our dividends, the purchase of new investments, share repurchases, interest on the 6.00% Notes due 2026, and to pay our operating expenses offset by proceeds from the sale of public investments and other investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2022 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Notes(1)	$75.0	$—	$—	$75.0	$—
Operating lease liability	0.4	0.2	0.2	—	—
Total	$75.4	$0.2	$0.2	$75.0	$—
_______________________
(1)The balance shown for the "Notes" reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of June 30, 2022. Refer to “Note 10—Debt Capital Activities” in our condensed consolidated financial statements as of June 30, 2022 for more information.

Share Repurchase Program

During the three and six months ended June 30, 2022, the Company repurchased 855,159 and 1,008,676 shares, respectively, of the Company's common stock under the Share Repurchase Program. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of common stock under the Share Repurchase Program. As of June 30, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see "Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" and “Note 5—Common Stock” to our condensed consolidated financial statements as of June 30, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three and six months ended June 30, 2022, the Company issued and sold 0 and 17,807 shares, respectively, under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of June 30, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of June 30, 2022 for more information regarding the ATM Program.

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

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2022 for more information regarding the 4.75% Convertible Senior Notes due 2023.

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

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of June 30, 2022 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2022. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of June 30, 2022 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of June 30, 2022 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of June 30, 2022 for more information.

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

As of June 30, 2022, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the six months ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2022	—	$—	—	$9,617,312
February 1 through February 28, 2022	—	—	—	9,617,312
March 1 through March 31, 2022	153,517	8.86	153,517	23,257,705
April 1 through April 30, 2022	431,134	8.57	431,134	19,562,554
May 1 through May 31, 2022	250,000	8.09	250,000	17,540,619
June 1 through June 30, 2022	174,025	6.76	174,025	16,364,771
Total	1,008,676		1,008,676

_______________________
(1)On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and six months ended June 30, 2022, we repurchased 855,159 and 1,008,676 shares, respectively, of our common stock under the Share Repurchase Program. During the three and six months ended June 30, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. As of June 30, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.
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

SURO CAPITAL CORP.

Date:	August 4, 2022	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)