Form 10-Q
period 2022-09-30
SURO CAPITAL CORP.
filed 2022-11-09
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00852

SuRo Capital Corp.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 28,333,661 shares of common stock, $0.01 par value per share, outstanding as of November 8, 2022.

SURO CAPITAL CORP.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements and Supplementary Data

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $148,024,855 and $146,360,300, respectively)	$131,739,945	$231,768,290
Non-controlled/affiliate investments (cost of $41,140,804 and $41,211,183, respectively)	12,310,601	14,609,089
Controlled investments (cost of $19,883,894 and $19,883,894, respectively)	13,697,346	13,758,874
Total Portfolio Investments	157,747,892	260,136,253
Investments in U.S. Treasury bills (cost of $99,173,075 and $0, respectively)	99,226,000	—
Total Investments (cost of $308,222,628 and $207,455,377, respectively)	256,973,892	260,136,253
Cash	39,652,608	198,437,078
Proceeds receivable	—	52,493
Escrow proceeds receivable	653,791	2,046,645
Interest and dividends receivable	119,608	83,655
Deferred financing costs	572,771	621,719
Prepaid expenses and other assets(1)	889,174	937,984
Total Assets	298,861,844	462,315,827
LIABILITIES
Accounts payable and accrued expenses(1)	3,431,394	875,047
Accrued interest payable	—	175,000
Dividends payable	349,929	23,390,048
6.00% Notes due December 30, 2026(2)	73,296,910	73,029,108
Total Liabilities	77,078,233	97,469,203
Commitments and contingencies (Notes 7 and 10)
Net Assets	$221,783,611	$364,846,624
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 28,333,661 and 31,118,556 issued and outstanding, respectively)	$283,337	$311,185
Paid-in capital in excess of par	330,271,551	350,079,409
Accumulated net investment loss	(61,969,423)	(50,124,597)
Accumulated net realized gain on investments, net of distributions	4,446,871	11,899,742
Accumulated net unrealized appreciation/(depreciation) of investments	(51,248,725)	52,680,885
Net Assets	$221,783,611	$364,846,624
Net Asset Value Per Share	$7.83	$11.72

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of September 30, 2022, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2021, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.13%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$26,747	$138,072	$338,484	$450,768
Dividend income	107,764	275,844	429,758	426,688
Non-controlled/affiliate investments:
Dividend income	—	—	—	102,632
Controlled investments:
Interest income	385,000	110,000	1,225,000	110,000
Total Investment Income	519,511	523,916	1,993,242	1,090,088
OPERATING EXPENSES
Compensation expense	1,836,808	1,500,061	5,456,771	4,139,263
Directors’ fees(1)	161,661	368,281	514,055	590,781
Professional fees	565,411	604,475	2,916,583	2,107,158
Interest expense	1,202,748	—	3,630,301	504,793
Income tax expense	74,497	(1,975)	82,238	7,648
Other expenses	487,619	276,552	1,238,120	841,241
Total Operating Expenses	4,328,744	2,747,394	13,838,068	8,190,884
Net Investment Loss	(3,809,233)	(2,223,478)	(11,844,826)	(7,100,796)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(5,141,097)	30,601,821	(3,940,668)	170,413,151
Non-controlled/affiliate investments	—	1,893,839	(70,379)	1,893,839
Net Realized Gain/(Loss) on Investments	(5,141,097)	32,495,660	(4,011,047)	172,306,990
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(34,763,904)	9,252,577	(101,639,973)	(6,078,092)
Non-controlled/affiliate investments	(1,866,488)	(24,389,188)	(2,228,109)	(2,727,465)
Controlled investments	(321,528)	112,833	(61,528)	207,194
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(36,951,920)	(15,023,778)	(103,929,610)	(8,598,363)
Net Change in Net Assets Resulting from Operations	$(45,902,250)	$15,248,404	$(119,785,483)	$156,607,831
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(1.54)	$0.55	$(3.92)	$6.39
Diluted(2)	$(1.54)	$0.55	$(3.92)	$6.11
Weighted-Average Common Shares Outstanding
Basic	29,781,801	27,619,062	30,542,611	24,506,181
Diluted(2)	29,781,801	27,619,062	30,542,611	25,705,099

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11—Stock-Based Compensation” for more detail.
(2)	For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, there were no potentially dilutive securities outstanding. For the nine months ended September 30, 2021, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share. Refer to “Note 6—Net Change in Net Assets Resulting from Operations per Common Share—Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Net Assets at Beginning of Year	$364,846,624	$301,583,073

Change in Net Assets Resulting from Operations
Net investment loss	(4,224,705)	(2,834,318)
Net realized gain on investments	3,096,275	112,152,518
Net change in unrealized appreciation/(depreciation) of investments	21,584,885	(1,315,837)
Net Change in Net Assets Resulting from Operations	20,456,455	108,002,363
Distributions
Dividends declared	(3,441,824)	(11,032,436)
Total Distributions	(3,441,824)	(11,032,436)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	229,896	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	37,259,819
Stock-based compensation	(30,016)	148,802
Repurchases of common stock	(1,359,607)	—
Net Change in Net Assets Resulting from Capital Transactions	(1,159,727)	37,408,621
Total Change in Net Assets	15,854,904	134,378,548
Net Assets at March 31	$380,701,528	$435,961,621

Change in Net Assets Resulting from Operations
Net investment loss	(3,810,888)	(2,043,000)
Net realized gain/(loss) on investments	(1,966,225)	27,658,812
Net change in unrealized appreciation/(depreciation) of investments	(88,562,575)	7,741,252
Net Change in Net Assets Resulting from Operations	(94,339,688)	33,357,064
Distributions
Dividends declared	—	(60,513,038)
Total Distributions	—	(60,513,038)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from stock dividend	—	30,525,336
Stock-based compensation	703,566	261,746
Repurchases of common stock	(6,892,934)	—
Net Change in Net Assets Resulting from Capital Transactions	(6,189,368)	30,787,082
Total Change in Net Assets	(100,529,056)	3,631,108
Net Assets at June 30	$280,172,472	$439,592,729

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED) - continued

	Nine Months Ended September 30,
	2022	2021
Change in Net Assets Resulting from Operations
Net investment loss	$(3,809,233)	$(2,223,478)
Net realized gain/(loss) on investments	(5,141,097)	32,495,660
Net change in unrealized appreciation/(depreciation) of investments	(36,951,920)	(15,023,778)
Net Change in Net Assets Resulting from Operations	(45,902,250)	15,248,404
Distributions
Dividends declared	—	(59,750,602)
Total Distributions	—	(59,750,602)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from stock dividend	—	30,151,363
Stock-based compensation	713,389	524,595
Repurchases of common stock	(13,200,000)	—
Net Change in Net Assets Resulting from Capital Transactions	(12,486,611)	30,675,958
Total Change in Net Assets	(58,388,861)	(13,826,240)
Net Assets at September 30	$221,783,611	$425,766,489

Capital Share Activity
Shares outstanding at beginning of year	31,118,556	19,914,023
Issuance of common stock from public offering	17,807	—
Issuance of common stock under restricted stock plan	205,974	208,465
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	4,097,808
Issuance of common stock from stock dividend	—	4,560,720
Shares repurchased	(3,008,676)	—
Shares Outstanding at End of Period	28,333,661	28,781,016

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(119,785,483)	$156,607,831
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gain)/loss on investments	4,011,047	(172,306,990)
Net change in unrealized (appreciation)/depreciation of investments	103,929,610	8,598,363
Amortization of discount on 4.75% Convertible Senior Notes due 2023	—	76,925
Amortization of discount on 6.00% Notes due 2026	318,289	—
Stock-based compensation	1,386,939	935,143
Adjustments to escrow proceeds receivable	(855,758)	1,566,467
Forfeited interest on 4.75% Convertible Senior Notes due 2023	—	102,917
Purchases of investments in:
Portfolio investments	(12,526,206)	(70,713,313)
U.S. Treasury bills	(99,173,075)	—
Proceeds from sales or maturity of investments in:
Portfolio investments	7,776,744	197,820,004
U.S. Treasury bills	—	150,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	48,810	(66,959)
Interest and dividends receivable	(35,953)	(150,957)
Proceeds receivable	52,493	(295,554)
Escrow proceeds receivable	1,392,854	(1,563,783)
Payable for securities purchased	—	(134,250,000)
Accounts payable and accrued expenses	2,556,347	1,881,403
Income tax payable	—	(35,850)
Accrued interest payable	(175,000)	(453,803)
Net Cash Provided by/(Used in) Operating Activities	(111,078,342)	137,751,844
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	229,896	—
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)
Repurchases of common stock	(21,452,541)	—
Cash dividends paid	(26,481,943)	(74,963,356)
Cash paid for fractional shares	—	(285)
Deferred financing costs	(1,540)	(43,056)
Net Cash Used in Financing Activities	(47,706,128)	(75,296,697)
Total Increase/(Decrease) in Cash Balance	(158,784,470)	62,455,147
Cash Balance at Beginning of Year	198,437,078	45,793,724
Cash Balance at End of Period	$39,652,608	$108,248,871
Supplemental Information:	2022	2021
Interest paid	$3,537,500	$794,206
Taxes paid	7,569	41,524
Conversion of 4.75% Convertible Senior Notes due 2023	—	37,925,000

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$46,707,731	21.06%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.51%
Total				14,999,972	56,707,702	25.57%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	754,159	0.34%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	4.51%
Total				15,004,340	10,754,133	4.85%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	4.51%
Simple Agreement for Future Equity		9/2/2022	1	501,663	500,000	0.23%
Total				10,505,697	10,499,996	4.73%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	8,286,482	3.74%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	6,397,614	2.88%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	374,020	0.17%
Total				1,283,005	6,771,634	3.05%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	5,028,741	2.27%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)(17)	Online Marketplace Finance	7/20/2011	2,508,074	3,441,299	4,389,130	1.98%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	1,504,360	0.68%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	1,504,361	0.68%
Convertible Note 0.5%, Due 4/18/2024***		5/2/2022	$500,000	500,000	500,000	0.23%
Total				7,503,318	3,508,721	1.58%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	583,726	0.26%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.19%
Total				10,005,748	3,230,743	1.46%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	1,966,970	0.89%
Term loan 15%, Due 12/23/2023***(13)		12/23/2020	$1,250,000	1,250,000	1,250,000	0.56%
Total				2,750,000	3,216,970	1.45%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New York, NY
Common shares***(3)(14)	Cannabis REIT	8/12/2019	232,133	4,726,207	3,133,796	1.41%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	—	3,063,358	1.38%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.13%
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	1,796,773	0.81%
Aventine Property Group, Inc.(11)	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,602,490	0.72%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,456,486	0.66%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,004,240	1,000,000	0.45%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,064,409	1,002,755	1,000,000	0.45%
Xgroup Holdings Limited(d/b/a Xpoint)(7)	Dubai, UAE
Convertible Note 6%, Due 8/17/2023 ***	Geolocation Technology	8/17/2022	$1,000,000	1,009,093	1,000,000	0.45%
Rent the Runway, Inc.**	New York, NY
Common shares(3)	Subscription Fashion Rental	6/17/2020	229,191	3,482,515	504,220	0.23%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred Shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.23%
YouBet Technology, Inc. (d/b/a FanPower)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	385,353	502,232	499,999	0.23%
Rover Group, Inc.**	Seattle, WA
Common shares(3)	Peer-to-Peer Pet Services	11/3/2014	106,854	319,412	356,892	0.16%
Churchill Sponsor VII LLC**(15)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.09%
Warrant units		2/25/2021	277,000	94,180	94,180	0.04%
Total				300,000	300,000	0.14%
AltC Sponsor LLC**(15)	New York, NY
Share units	Special Purpose Acquisition Company	7/21/2021	239,300	250,855	250,000	0.11%
Churchill Sponsor VI LLC**(15)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.06%
Warrant units		2/25/2021	199,100	65,703	65,703	0.03%
Total				200,000	200,000	0.09%
Kahoot! ASA**	Oslo, Norway
Common shares(3)	Education Software	12/5/2014	99,672	458,138	181,677	0.08%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	—	—%
Junior Preferred Convertible Note 4% Due 5/11/2027(4)		5/11/2020	$506,339	506,339	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(16)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.(12)	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$148,024,855	$131,739,945	59.40%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$522,785	0.24%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,575,318	2.51%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,444,636	1.55%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	179,843	0.08%
Total				6,387,741	9,722,582	4.38%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	629,735	0.28%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	1,958,284	0.88%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	—	—%
Total				9,590,380	2,588,019	1.17%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%

Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,140,804	$12,310,601	5.55%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	4.51%
Colombier Sponsor LLC**(15)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,354	0.70%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.52%
Total				2,715,737	2,711,841	1.22%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	985,505	0.44%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	985,505	0.44%

Total Controlled				$19,883,894	$13,697,346	6.18%

Total Portfolio Investments				$209,049,553	$157,747,892	71.13%

U.S. Treasury
U.S. Treasury bill, 0%, due 12/29/2022***(3)		9/26/2022	$100,000,000	99,173,075	99,226,000	44.74%

TOTAL INVESTMENTS				$308,222,628	$256,973,892	115.87%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2022

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2022, 14.63% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of September 30, 2022, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investments in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric Inc. (d/b/a Compliable), EDGE Markets, Inc., and Xgroup Holdings Limited (d/b/a Xpoint) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of September 30, 2022, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(11)	During the nine months ended September 30, 2022, Aventine Property Group, Inc. declared an aggregate of less than $0.1 million in dividend distributions.

(12)	During the nine months ended September 30, 2022, Treehouse Real Estate Investment Trust, Inc. declared an aggregate of less than $0.1 million in dividend distributions.

(13)	During the nine months ended September 30, 2022, approximately $0.9 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

(14)	During the nine months ended September 30, 2022, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of $0.3 million in dividend distributions.

(15)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(16)	As of November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(17)	On March 22, 2022, Forge Global Holdings, Inc., completed its business combination with Motive Capital Corp. As a result of the transaction, each share of Forge Global, Inc.’s capital stock outstanding prior to the business combination was exchanged at the designated exchange ratio of approximately 3.123. In addition, each warrant of Forge Global, Inc. was exchanged into warrants exercisable into common stock based on the exchange ratio of 3.123. The exercise price of each converted warrant was determined by dividing the exercise price of the respective Forge Global, Inc. warrants by the exchange ratio, rounded to the nearest whole cent. On and effective August 5, 2022, SuRo Capital notified Forge Global, Inc. of its intent to net exercise via cashless settlement its 230,144 common warrants in Forge Global, Inc. into 53,283 shares of Forge Global, Inc.’s public common stock, pursuant to the net exercise formula in the warrant agreement. The exercise was effectuated on September 30, 2022.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$77,831,772	21.33%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	2.74%
Total				14,999,972	87,831,743	24.07%
Forge Global, Inc.	San Francisco, CA
Common shares, Class AA	Online Marketplace Finance	7/20/2011	625,520	266,507	16,430,555	4.50%
Junior Preferred shares		7/19/2011	160,534	2,259,716	4,216,752	1.16%
Junior Preferred warrants, Strike Price $12.42, Expiration Date 11/9/2025		7/19/2011	73,695	—	368,474	0.10%
Total				2,526,223	21,015,781	5.76%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,315,552	1.18%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	2.74%
Total				15,004,340	14,315,526	3.92%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares(3)	Social Networking	9/27/2018	1,801,850	10,002,666	12,439,522	3.41%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	10,556,306	2.89%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	499,437	0.14%
Total				1,283,005	11,055,743	3.03%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	2,882,476	0.79%
Preferred shares, Investec series		6/9/2021	144,409	7,224,600	7,487,823	2.05%
Total				10,005,748	10,370,299	2.84%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	2.74%
Skillsoft Corp.**(18)	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	8,983,863	2.46%
Varo Money, Inc.	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	8,541,676	2.34%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New York, NY
Common shares***(3)(16)	Cannabis REIT	8/12/2019	278,471	5,653,375	7,986,548	2.19%
Rover Group, Inc.**(13)	Seattle, WA
Common shares(3)	Peer-to-Peer Pet Services	11/3/2014	838,381	2,506,119	7,765,504	2.13%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,531,447	0.97%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.96%
Total				7,003,318	7,031,445	1.93%
Enjoy Technology, Inc.**	Menlo Park, CA
Common shares(3)	On-Demand Commerce	10/16/2014	1,070,919	5,526,777	4,576,572	1.25%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	0.96%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.14%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.10%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$621,093	0.17%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	6,496,729	1.78%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	4,423,607	1.21%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	289,293	0.08%
Total				6,387,741	11,830,722	3.24%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	2,268,268	0.62%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	505,099	0.14%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	5,000	0.01%
Total				9,660,759	2,778,367	0.77%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,211,183	$14,609,089	4.01%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***(15)	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	2.74%
Colombier Sponsor LLC**(17)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,354	0.43%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.32%
Total				2,715,737	2,711,841	0.75%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	1,047,033	0.29%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	1,047,033	0.29%

Total Controlled				$19,883,894	$13,758,874	3.78%

Total Portfolio Investments				$207,455,377	$260,136,253	71.32%

See accompanying notes to condensed consolidated financial statements.

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2021, 26.91% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2021, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investments in preferred shares in Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a PickUp), and Rebric Inc. (d/b/a Compliable) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of December 31, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(11)	As of December 31, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions.

(12)	On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc. During the year ended December 31, 2021, Aventine Property Group, Inc. declared an aggregate of $0.1 million in dividend distributions. During the year ended December 31, 2021, Treehouse Real Estate Investment Trust, Inc. declared an aggregate of $0.2 million in dividend distributions.

(13)	On July 30, 2021, A Place for Rover, Inc. executed a business combination, through Nebula Caravel Acquisition Corp., a special purpose acquisition company. Following the merger, A Place for Rover, Inc. changed its name to Rover Group, Inc. and SuRo Capital Corp. received 130,390 additional common shares as a result of the exchange ratio prescribed in the transaction. As of December 31, 2021, SuRo Capital Corp.’s common shares in Rover Group, Inc. were subject to certain lock-up restrictions.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2021

(14)	During the year ended December 31, 2021, approximately $1.4 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and approximately $0.4 million was attributed to interest.

(15)	As of December 31, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.’s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(16)	During the year ended December 31, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.3 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions. On August 20, 2021, NewLake Capital Partners, Inc.(f/k/a GreenAcreage Real Estate Corp.) went public via an initial public offering on the OTCQX. As of December 31, 2021, none of SuRo Capital Corp.’s common shares in NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) were subject to lock-up restrictions.

(17)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(18)	On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. As of December 31, 2021, none of SuRo Capital Corp.’s common shares in Skillsoft Corp. were subject to lock-up restrictions.

(19)	On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 86,800 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of December 31, 2021, SuRo Capital Corp.’s common shares in Kahoot! ASA were subject to certain lock-up restrictions.

(20)	During the year ended December 31, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1—NATURE OF OPERATIONS

SuRo Capital Corp. (“we”, “us”, “our”, “Company” or “SuRo Capital”), formerly known as Sutter Rock Capital Corp. and as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally-managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On and effective March 12, 2019, our Board of Directors approved internalizing our operating structure (“Internalization”) and we began operating as an internally-managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Prior to March 12, 2019, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”).

The Company’s date of inception was January 6, 2011, which is the date we commenced development stage activities. The Company’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “SSSS” (formerly “GSVC”). Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol (“SSSS”). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of September 30, 2022, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
SuRo Capital Sports, LLC (“SuRo Sports”)	Delaware	March 19, 2021	100%
Subsidiaries below are referred to collectively, as the “Taxable Subsidiaries”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%

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

September 30, 2022

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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the fiscal year ending December 31, 2022. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires the Company’s management to make a number of significant estimates. These include estimates of the fair value of certain assets and liabilities and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates may occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

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

September 30, 2022

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of management, our Board of Directors or the valuation committee of the Company’s Board of Directors (the “Valuation Committee”), does not reliably represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the internal investment professionals responsible for the portfolio investment;

2.	Preliminary valuation conclusions are then documented and discussed with senior management;

3.	For all investments for which there are no readily available market quotations, the Valuation Committee engages an independent third-party valuation firm to conduct independent appraisals, review management’s preliminary valuations and make its own independent assessment;

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

4.	The Valuation Committee applies the appropriate valuation methodology to each portfolio asset in a consistent manner, considers the inputs provided by management and the independent third-party valuation firm, discusses the valuations and recommends to the Company’s Board of Directors a fair value for each investment in the portfolio; and

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

In making a good faith determination of the fair value of investments, the Board applies valuation methodologies consistent with industry practice. Valuation methods utilized include, but are not limited to, the following: comparisons to prices from secondary market transactions; venture capital financings; public offerings; purchase or sales transactions; analysis of financial ratios and valuation metrics of portfolio companies that issued such private equity securities to peer companies that are public; analysis of the portfolio company’s most recent financial statements, forecasts and the markets in which the portfolio company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each method to assist the Board in determining the fair value of each investment.

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

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Board applies the appropriate respective valuation methodology for the asset class or portfolio holding, which may involve analyzing the relevant portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Board may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, and mergers or acquisitions affecting the portfolio company. In addition, the Board may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

In determining the fair value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Board considers the rights, preferences and limitations of such securities. In cases where a portfolio company’s capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company may use an option pricing model to allocate value to each equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. When equity-linked securities expire worthless, any cost associated with these positions is recognized as a realized loss on investments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. In the event these securities are exercised into common or preferred stock, the cost associated with these securities is reassigned to the cost basis of the new common or preferred stock. These conversions are noted as non-cash operating items on the Condensed Consolidated Statements of Cash Flows.

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

Options

The Company’s Board of Directors determines the fair value of options based on methodologies that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. These investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s options are valued at estimated fair value as determined by the Company’s Board of Directors.

Special Purpose Acquisition Companies

The Company’s Board of Directors measures its Special Purpose Acquisition Company (“SPAC”) investments at fair value, which is equivalent to cost until a SPAC transaction is announced. After a SPAC transaction is announced, the Company’s Board of Directors will determine the fair value of SPAC investments based on fair value analyses that can include option pricing models, probability-weighted expected return method analyses and other techniques as deemed appropriate. Upon completion of the SPAC transaction, the Board utilizes the public share price of the entity, less a DLOM if there are restrictions on selling. The Company’s SPAC investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of September 30, 2022 and December 31, 2021, for details regarding the nature and composition of the Company’s investment portfolio.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Cash

The Company places its cash primarily with U.S. Bank, N.A., and may place cash with Bridge Bank (a subsidiary of Western Alliance Bank) and Silicon Valley Bank in amounts that will not exceed, in the aggregate, the total value of the Company’s fidelity bond. The cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that U.S. Bank, N.A., Bridge Bank (a subsidiary of Western Alliance Bank), and Silicon Valley Bank are high-quality financial institutions and that the risk of loss associated with any uninsured balance is remote.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of September 30, 2022 and December 31, 2021, the Company had $653,791 and $2,046,645, respectively, in escrow proceeds receivable.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of September 30, 2022 and December 31, 2021, the Company had deferred financing costs of $572,771 and $2,592,611, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2022	December 31, 2021
Deferred debt issuance costs	$—	$1,970,892
Deferred offering costs	572,771	621,719
Deferred Financing Costs	$572,771	$2,592,611

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of September 30, 2022 and December 31, 2021, the Company had no material escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

U.S. Federal and State Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code, beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and intends to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least the sum of 90% of our investment company taxable income (“ICTI”), including payment-in-kind interest income, as defined by the Code, and 90% of our net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year (the “Annual Distribution Requirement”). Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

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

September 30, 2022

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

Recently Issued or Adopted Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. Early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s future financial statements.

In April 2020, as part of the Securities Offering Reform for Closed-End Investment Companies final rule, the Securities and Exchange Commission (“SEC”) adopted certain structured data reporting requirements for BDCs to submit financial statement information using Inline eXtensible Business Reporting Language (XBRL) format to the extent required of operating companies. BDCs that are eligible to file a short-form registration statement will be subject to the above structuring requirements with respect to Forms filed on or after August 1, 2022. The Company adopted the XBRL format beginning August 1, 2022.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which made various technical changes and corrections intended to provide clarifications to existing guidance, as well as simplifications to wording or structure of existing guidance. The Company adopted the modified disclosure requirements during the period ended March 31, 2021.

In December 2020, the SEC adopted Rule 2a-5, which established requirements for satisfying a fund board’s obligation to determine fair value in good faith for purposes of the 1940 Act. The rule permits boards to assign the determination of fair value to a “valuation designee,” who may be the fund’s investment adviser or, if the fund is internally managed, an officer of the fund. The rule also defines a market quotation as “readily available” only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date. In connection with the adoption of new Rule 2a-5, the SEC also adopted new Rule 31a-4, which requires funds to maintain documentation to support fair value determinations and documentation related to the designation of the valuation designee. The Company adopted amended valuation policies and procedures to comply with new Rule 2a-5 and Rule 31a-4 in advance of the compliance date of September 8, 2022. The Company did not designate a valuation designee, and the Board retains the sole responsibility to determine fair value in good faith under the 1940 Act.

In December 2021, the SEC published Staff Accounting Bulletin No. 120 (“SAB 120”) to provide accounting and disclosure guidance for stock compensation awards made to executives and conforming amendments to the Staff Accounting Bulletin Series to align with the current authoritative accounting guidance in ASC 718, Compensation – Stock Compensation. In part, SAB 120 requires that an entity disclose how it determines the current price of underlying shares for grant-date fair value, the policy for when an adjustment to the share price is required, how it determines the amount of an adjustment to the share price and any significant assumptions used in determining an adjustment to the share price. SAB 120 is effective for all stock compensation awards issued after December 1, 2021. The Company is in compliance with the guidance pursuant to SAB 120 for any share-based compensation disclosures. See “Note 11 – Stock-Based Compensation” for further discussion of the Company’s policies and procedures regarding share-based compensation. The Company does not expect the impact of SAB 120 to be material to the condensed consolidated financial statements and the notes thereto.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 3—RELATED-PARTY ARRANGEMENTS

Consulting Agreement

On and effective March 12, 2019, we entered into a Consulting Agreement (the “Consulting Agreement”) with Michael T. Moe, the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management, for the purpose of assisting us with certain transition services following the termination of the Investment Advisory Agreement and our Internalization. See “Note 1 — Nature of Operations.” Pursuant to the Consulting Agreement, Mr. Moe provided certain transition services to us related to our existing portfolio investments for which Mr. Moe previously had oversight in his role as the Chief Executive Officer and Chief Investment Officer of GSV Asset Management. Such transition services included providing information to us regarding such portfolio companies, including as a member of a portfolio company’s board of directors, assisting with the transition of portfolio company board seats as requested by us, making appropriate introductions to representatives of portfolio companies, and providing other similar types of services that we may reasonably request.

The term of the Consulting Agreement commenced on March 12, 2019 and continued for eighteen months in accordance with its terms. Pursuant to the Consulting Agreement, we paid Mr. Moe a total amount equal to $1,250,000. On September 12, 2020, the Consulting Agreement expired in accordance with its terms and was not renewed or extended.

For the three and nine months ended September 30, 2022 and 2021, the Company did not incur a consulting expense related to the Consulting Agreement as it was no longer in effect.

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

For the three and nine months ended September 30, 2022 and 2021, the Company did not incur a licensing expense related to the Amended and Restated License Agreement as it was no longer in effect.

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

September 30, 2022

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp VI, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, our Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp VII, a special purpose acquisition company, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of September 30, 2022, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $300,000, respectively.

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of September 30, 2022, the fair value of the Company’s investment in Skillsoft Corp. was $1,796,773.

The Company’s initial investment in Shogun Enterprises, Inc. on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., and holds a minority equity interest in such portfolio company. The Company’s investment in Architect Capital PayJoy SPV, LLC also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Ms. Findley is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and holds a minority equity interest in such investment manager. As of September 30, 2022, the fair values of the Company’s remote-affiliate investments in Shogun Enterprises, Inc. and Architect Capital PayJoy SPV, LLC were $3,508,721 and $10,000,000, respectively.

In addition, Ms.Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies. The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of September 30, 2022, the fair values of the Company’s aggregate investments in each of Colombier Sponsor LLC and AltC Sponsor LLC were $2,711,841 and $250,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of September 30, 2022, the Company had 64 positions in 39 portfolio companies. As of December 31, 2021, the Company had 64 positions in 38 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$108,217,121	$115,350,743	52.1%	$99,964,047	$163,801,798	44.9%
Common Stock	50,601,512	18,850,531	8.5%	51,581,524	42,860,156	11.7%
Debt Investments	6,566,466	4,708,284	2.1%	5,807,373	3,011,438	0.8%
Options	11,415,787	3,447,105	1.6%	10,982,983	4,959,112	1.4%
Total Private Portfolio Companies	176,800,886	142,356,663	64.3%	168,335,927	214,632,504	58.8%
Publicly Traded Portfolio Companies
Common Stock	32,248,667	15,391,229	6.9%	39,119,450	44,573,225	12.2%
Options	—	—	—%	—	930,524	0.3%
Total Publicly Traded Portfolio Companies	32,248,667	15,391,229	6.9%	39,119,450	45,503,749	12.5%
Total Portfolio Investments	209,049,553	157,747,892	71.2%	207,455,377	260,136,253	71.3%
Non-Portfolio Investments
U.S. Treasury Bills	99,173,075	99,226,000	44.7%	—	—	—%
Total Investments	$308,222,628	$256,973,892	115.9%	$207,455,377	$260,136,253	71.3%

The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$103,006,693	65.3%	46.3%	$188,304,542	72.4%	51.6%
Northeast	38,937,240	24.7%	17.6%	47,666,629	18.3%	13.1%
Midwest	8,328,181	5.3%	3.8%	12,722,423	4.9%	3.5%
International	7,475,778	4.7%	3.4%	11,442,659	4.4%	3.1%
Total	$157,747,892	100.0%	71.1%	$260,136,253	100.0%	71.3%

	As of September 30, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$68,408,734	43.4%	30.8%	$109,048,688	41.9%	29.9%
Financial Technology	37,887,456	24.0%	17.1%	71,954,012	27.7%	19.7%
Marketplaces	27,920,230	17.7%	12.6%	49,346,174	19.0%	13.5%
Social/Mobile	17,315,224	11.0%	7.8%	16,439,523	6.3%	4.5%
Big Data/Cloud	5,230,743	3.3%	2.4%	12,300,823	4.7%	3.4%
Sustainability	985,505	0.6%	0.4%	1,047,033	0.4%	0.3%
Total	$157,747,892	100.0%	71.1%	$260,136,253	100.0%	71.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Education Software
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Gaming Licensing
Retail Technology
Geolocation Technology
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2022 and December 31, 2021 are as follows:

	As of September 30, 2022
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$115,350,743	$115,350,743
Common Stock	—	—	18,850,531	18,850,531
Debt Investments	—	—	4,708,284	4,708,284
Options	—	—	3,447,105	3,447,105
Private Portfolio Companies	—	—	142,356,663	142,356,663
Publicly Traded Portfolio Companies
Common Stock	15,321,409	69,820	—	15,391,229
Non-Portfolio Investments
U.S. Treasury bills	99,226,000	—	—	99,226,000
Total Investments at Fair Value	$114,547,409	$69,820	$142,356,663	$256,973,892

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$163,801,798	$163,801,798
Common Stock	—	—	42,860,156	42,860,156
Debt Investments	—	—	3,011,438	3,011,438
Options	—	—	4,959,112	4,959,112
Private Portfolio Companies	—	—	214,632,504	214,632,504
Publicly Traded Portfolio Companies
Common Stock	16,970,411	27,602,814	—	44,573,225
Options	—	930,524	—	930,524
Publicly Traded Portfolio Companies	16,970,411	28,533,338	—	45,503,749
Total Investments at Fair Value	$16,970,411	$28,533,338	$214,632,504	$260,136,253

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2022 and December 31, 2021. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of September 30, 2022
Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$18,850,531	Market approach	Revenue multiples	1.11x - 3.63x (1.88x)
			Liquidation Value	N/A
		PWERM(5)	AFFO (4) multiple	7.01x -10.99x (9.38x)
Preferred stock in private companies	$115,350,743	Market approach	Revenue multiples	0.55x - 5.49x (1.41x)
			Liquidation Value	N/A
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	0.63x - 5.49x (2.25x)
			DLOM	8.0% - 10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$4,708,284	Market approach	Revenue multiples	0.55x - 5.49x (3.8x)
Options	$3,447,105	Option pricing model	Term to expiration (Years)	1.25x - 5.54x (1.9x)
		Discounted cash flow	Discount Rate	15.0% (15.0%)

(1)	As of September 30, 2022, the Board used a hybrid market and income approach to value certain common and preferred stock investments as the Board felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”
(5)	Probability-Weighted Expected Return Method, or “PWERM”

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

As of December 31, 2021
Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$42,860,156	Market approach	Revenue multiples	1.80x - 9.62x (6.00x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
			DLOM(6)	10.0% (10.0%)
		PWERM(5)	AFFO(4) multiple	23.03 - 36.28x (23.03x)
			Financing Risk	10.0% (10.0%)
	$163,801,798	Market approach	Revenue multiples	0.53x - 9.62x (6.63x)
		Discounted cash flow	Discount rate	15.0% (15.0%)
Preferred stock in private companies			Revenue multiples	1.05x - 9.62x (3.04x)
		PWERM(5)	DLOM	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$3,011,438	Market approach	Revenue multiples	1.74x - 2.91x (1.95x)
Options	$4,959,112	Option pricing model	Term to expiration (Years)	0.17 - 6.61 (3.08)
		Discounted cash flow	Volatility	37.7% - 56.5% (37.7%)
			Discount Rate	15.0% (15.0%)

(1)	As of December 31, 2021, the Company used a hybrid market and income approach to value certain common and preferred stock investments as the Company felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”
(5)	Probability-Weighted Expected Return Method, or “PWERM”
(6)	Discount for Lack of Marketability, or “DLOM”

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2022 as follows:

	Nine Months Ended September 30, 2022
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Transfers out of Level 3(1)	(6,918,251)	(1,775,506)	—	(48,639)	(8,742,396)
Purchases, capitalized fees and interest	—	10,512,790	1,509,093	503,183	12,525,066
Sales/Maturity of investments	(874,470)	—	(750,000)	—	(1,624,470)
Realized gains/(losses)	160,965	—	—	(70,379)	90,586
Net change in unrealized appreciation/(depreciation) included in earnings	(16,377,869)	(57,188,339)	937,753	(1,896,172)	(74,524,627)
Fair Value as of September 30, 2022	$18,850,531	$115,350,743	$4,708,284	$3,447,105	$142,356,663
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2022	$(6,865,565)	$(54,747,097)	$937,754	$(1,646,717)	$(62,321,625)

(1)	During the nine months ended September 30, 2022, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Forge Global, Inc.	Common Shares, Class AA Junior Preferred Shares Junior Preferred Warrants, Strike Price $12.42, Expiration Date 11/9/2025	Public Common shares (Level 2) Common warrants, Strike Price $3.98, Expiration Date 11/9/2025 (Level 2)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2021 as follows:

	Year Ended December 31, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	(31,652,675)	(155,414,652)	(5,211,120)	(1,619,463)	(193,897,910)
Purchases, capitalized fees and interest	36,154,823	43,239,463	—	2,321,752	81,716,038
Sales/Maturity of investments	(61,675)	(10,646,457)	(2,344,979)	—	(13,053,111)
Realized gains/(losses)	204,195	5,551,864	88,788	(103,655)	5,741,192
Net change in unrealized appreciation/(depreciation) included in earnings	4,024,649	139,835,593	5,633,409	(1,511,732)	147,981,919
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2021	$6,117,069	$46,943,434	$—	$(586,899)	$52,473,604

(1)	During the year ended December 31, 2021, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Coursera, Inc.	Preferred shares, Series F 8% Preferred shares, Series B 8%	Public Common shares (Level 2)
Churchill Capital Corp. II	Common shares, Class A	Skillsoft Corp. Public Common shares (Level 2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common shares	Public Common shares (Level 2)
A Place for Rover, Inc. (f/k/a DogVacay, Inc.)	Common shares	Rover Group, Inc. Public Common shares (Level 2)
Enjoy Technology, Inc.	Preferred shares, Series B 6% Preferred shares, Series A 6% Convertible Promissory Note 14% Due 1/30/2024	Public Common shares (Level 2)
Nextdoor Holdings, Inc.	Common shares	Public Common shares (Level 2)
Rent the Runway, Inc.	Preferred shares, Series G	Public Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2022 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2022	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(7)	2,700,000	$—	$1,157,487	$—	$—	$—	$—	$—	$1,157,487	0.52%
Total Options		—	1,157,487	—	—	—	—	—	1,157,487	0.52%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	1,047,033	—	—	—	—	(61,528)	985,505	0.44%
Total Preferred Stock		—	1,047,033	—	—	—	—	(61,528)	985,505	0.44%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***(7)	$10,000,000	1,225,000	10,000,000	—	—	—	—	—	10,000,000	4.51%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(7)	1,976,033	—	1,554,354	—	—	—	—	—	1,554,354	0.70%
Total Common Stock		1,225,000	11,554,354	—	—	—	—	—	11,554,354	5.21%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,225,000	$13,758,874	$—	$—	$—	$—	$(61,528)	$13,697,346	6.18%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$1,453,185	$1,958,284	0.88%
Total Debt Investments		—	505,099	—	—	—	—	1,453,185	1,958,284	0.88%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.–Preferred shares, Series C-2 6%	683,482	—	—	—	—		—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	—	—	—	—%
Total Digital Media Platform		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	621,093	—	—		—	(98,308)	522,785	0.24%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	6,496,729	—	—	—	—	(921,411)	5,575,318	2.51%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	4,423,607	—	—	—	—	(978,971)	3,444,636	1.55%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	289,293	—	—	—	—	(109,450)	179,843	0.08%
Total Interactive Learning		—	11,830,722	—	—	—	—	(2,108,140)	9,722,582	4.38%
Total Preferred Stock		—	11,830,722	—	—	—	—	(2,108,140)	9,722,582	4.38%

Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	$—	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	—	—	—	—	—	—	(70,379)	70,379	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	5,000	—	—	—	—	(5,000)	—	0.00%
OneValley, Inc. (f/k/a NestGSV, Inc.)– Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,268,268	—	—	—	—	(1,638,533)	629,735	0.28%
Total Global Innovation Platform		—	2,273,268	—	—		(70,379)	(1,573,154)	629,735	0.28%
Total Options		—	2,273,268	—	—	—	(70,379)	(1,573,154)	629,735	0.28%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
Total Common Stock		—	—	—	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$14,609,089	$—	$—	$—	$(70,379)	$(2,228,109)	$12,310,601	5.55%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2022, 14.63% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.
(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.
(3)	As of September 30, 2022, the investments noted had been placed on non-accrual status.
(4)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.
(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.
(6)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.
(7)	Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2021 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2020	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(9)	2,700,000	$—	$—	$—	$1,159,150	$—	$—	$(1,663)	$1,157,487	0.32%
Total Options		—	—	—	1,159,150	—	—	(1,663)	1,157,487	0.32%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	809,198	—	—	—	—	237,835	1,047,033	0.29%
Total Preferred Stock		—	809,198	—	—	—	—	237,835	1,047,033	0.29%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***(7)	$10,000,000	390,000	—	—	10,006,745	—	—	(6,745)	10,000,000	2.74%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(9)	1,976,033	—	—	—	1,556,587	—	—	(2,233)	1,554,354	0.43%
Total Common Stock		390,000	—	—	11,563,332	—	—	(8,978)	11,554,354	3.17%
TOTAL CONTROLLED INVESTMENTS*(2)		$390,000	$809,198	$—	$12,722,482	$—	$—	$227,194	$13,758,874	3.78%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Corporate Education
CUX, Inc. (d/b/a CorpU)–Senior Subordinated Convertible Promissory Note 4% Due 2/14/2023	$—	$—	$312,790	$—	$—	$(1,344,981)	$88,789	$943,402	$—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8% Due 8/23/2024(3)(6)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$—	$505,099	0.14%
Total Debt Investments		—	817,889	—	—	(1,344,981)	88,789	943,402	505,099	0.14%
Preferred Stock
Corporate Education
CUX, Inc. (d/b/a CorpU)–Convertible preferred shares, Series D 6%	—	—	73,882	—	—	(1,159,243)	380,636	704,725	—	—%
CUX, Inc. (d/b/a CorpU) -Convertible preferred shares, Series C 8%	—	—	—	—	—	(3,504,871)	1,498,794	2,006,077	—	—%
Total Corporate Education		—	73,882	—	—	(4,664,114)	1,879,430	2,710,802	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.–Preferred shares, Series C-2 6%	683,482	—	1,865,547	—	—		—	(1,865,547)	—	—%
Ozy Media, Inc.–Preferred shares, Series B 6%	922,509	—	3,350,952	—	—	—	—	(3,350,952)	—	—%
Ozy Media, Inc.–Preferred shares, Series A 6%	1,090,909	—	2,824,679	—	—	—	—	(2,824,679)	—	—%
Ozy Media, Inc.–Preferred shares, Series Seed 6%	500,000	—	1,294,645	—	—	—	—	(1,294,645)	—	—%
Total Digital Media Platform		—	9,335,823	—	—	—	—	(9,335,823)	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	440,515	—	—		—	180,578	621,093	0.17%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	4,804,218	—	—	—	—	1,692,511	6,496,729	1.78%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	2,625,365	—	—	—	—	1,798,242	4,423,607	1.21%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	$—	$88,248	$—	$—	$—	$—	$201,045	$289,293	0.08%
Total Interactive Learning		—	7,958,346	—	—	—	—	3,872,376	11,830,722	3.24%
Total Preferred Stock		—	17,368,051	—	—	(4,664,114)	1,879,430	(2,752,645)	11,830,722	3.24%
Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	—	762,558	—	—	—	—	(762,558)	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-3 - Strike Price $1.33, Expiration Date 4/4/2021	—	—	4,687	—	—	—	—	(4,687)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 7/18/2021	—	—	27,500	—	—	—	(74,380)	46,880	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series A-4, Strike Price $1.33, Expiration Date 10/6/2021	—	—	65,000	—	—	—	—	(65,000)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 11/29/2021	—	—	—	—	—	—	(29,275)	29,275	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	125,000	—	—	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	9,250	—	—	—	—	(4,250)	5,000	0.01%
Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,173,148	—	—	—	—	95,120	2,268,268	0.62%
Total Global Innovation Platform		—	2,279,585	—	—		(103,655)	97,338	2,273,268	0.63%
Total Options		—	3,042,143	—	—	—	(103,655)	(665,220)	2,273,268	0.63%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%

Cannabis REIT
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**–Common shares***(8)	—	$102,632	$8,937,690	$(9,009,952)	$500,319	$—	$—	$(428,057)	$—	—%
Total Common Stock		102,632	8,937,690	(9,009,952)	500,319	—	—	(428,057)	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$102,632	$30,165,773	$(9,009,952)	$500,319	$(6,009,095)	$1,864,564	$(2,902,520)	$14,609,089	4.01%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2021, 26.91% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of December 31, 2021, the investments noted had been placed on non-accrual status.

(4)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(7)	As of December 31, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.’s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(8)	During the year ended December 31, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.3 million in dividend distributions, of which approximately $0.1 million reflects the dividend income earned while NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) was a non-controlled/affiliate investment. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions. On August 20, 2021, NewLake Capital Partners, Inc.(f/k/a GreenAcreage Real Estate Corp.) went public via an initial public offering on the OTCQX. As of December 31, 2021, none of SuRo Capital Corp.’s common shares in NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) were subject to lock-up restrictions.

(9)	Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). On November 7, 2017, the Company’s Board of Directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of the Company’s common stock. On May 3, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of the Company’s common stock. On November 1, 2018, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of our common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock.

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

During the three and nine months ended September 30, 2022, the Company repurchased 0 and 1,008,676 shares, respectively, of the Company’s common stock under the Share Repurchase Program. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of common stock under the Share Repurchase Program. As of September 30, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.

Modified Dutch Auction Tender Offer

On August 8, 2022, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase up to 2,000,000 shares of its common stock from it’s stockholders, which expired on September 2, 2022. In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company selected the lowest price per share of not less than $6.00 per share and not greater than $7.00 per share.

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 2,000,000 shares, representing 6.6% of its outstanding shares, on or about September 12, 2022 at a price of $6.60 per share. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted under the Amended & Restated 2019 Equity Incentive Plan (as defined therein).

Dividends Paid in Common Stock

On May 4, 2021, the Company’s Board of Directors declared a dividend of $2.50 per share that was paid on June 30, 2021 to stockholders of record as of the close of business on May 18, 2021. The ex-dividend date was May 17, 2021. The dividend was paid in cash and shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders was limited to no more than 50% of the total dividend paid to all stockholders. The total dividend amount paid to all stockholders consisted of approximately $30.0 million in cash and 2,335,527 in shares of common stock issued.

On August 3, 2021, the Company’s Board of Directors declared a dividend of $2.25 per share that was paid on September 30, 2021 to stockholders of record as of the close of business on August 18, 2021. The ex-dividend date was August 17, 2021. The dividend was paid in cash and shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders was limited to no more than 50% of the total dividend paid to all stockholders. The total dividend amount paid to all stockholders consisted of approximately $29.6 million in cash and 2,225,193 in shares of common stock issued.

On November 2, 2021, the Company’s Board of Directors declared a dividend of $2.00 per share that was paid on December 30, 2021 to stockholders of record as of the close of business on November 17, 2021. The ex-dividend date was November 16, 2021. The dividend was paid in cash and shares of the Company’s common stock at the election of the stockholders, although the total amount of cash to be distributed to all stockholders was limited to no more than 50% of the total dividend paid to all stockholders. The total dividend amount paid to all stockholders consisted of approximately $28.5 million in cash and 2,170,807 in shares of common stock issued.

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

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the “Initial Sales Agreement”), with BTIG, LLC, JMP Securities LLC and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under the Initial Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50.0 million in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account (the “ATM Program”). On September 23, 2020, the Company increased the maximum amount of Shares to be sold through the ATM Program to $150.0 million from $50.0 million. In connection with the upsize of the ATM Program to $150.0 million, the Company entered into Amendment No. 1 to the At-the-Market Sales Agreement, dated September 23, 2020, with the Agents (the “Amendment No. 1 to the Sales Agreement,” and together with the Initial Sales Agreement, the “Sales Agreement”). The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

During the three and nine months ended September 30, 2022, the Company issued and sold 0 and 17,807 shares, respectively, under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of September 30, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per common share–basic:
Net change in net assets resulting from operations	$(45,902,250)	$15,248,404	$(119,785,483)	$156,607,831
Weighted-average common shares–basic	29,781,801	27,619,062	30,542,611	24,506,181
Earnings per common share–basic	$(1.54)	$0.55	$(3.92)	$6.39
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(45,902,250)	$15,248,404	$(119,785,483)	$156,607,831
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	—	—	501,065
Net change in net assets resulting from operations, as adjusted	$(45,902,250)	$15,248,404	$(119,785,483)	$157,108,896
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	—	—	1,198,918
Weighted-average common shares outstanding–diluted	29,781,801	27,619,062	30,542,611	25,705,099
Earnings per common share–diluted	$(1.54)	$0.55	$(3.92)	$6.11

(1)	For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, there were no potentially dilutive securities outstanding. For the nine months ended September 30, 2021, 0 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net increase in net assets resulting from operations per common share.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2022 and December 31, 2021, the Company had $1,330,000 and $1,330,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

September 30, 2022

Operating Leases & Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease commenced June 3, 2019 and expires July 31, 2024. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of September 30, 2022 and December 31, 2021, the Company booked a right-of-use asset and operating lease liability of $333,882 and $470,508, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended September 30, 2022 and 2021, the Company incurred $48,738 and $47,362, respectively, of operating lease expense. For the nine months ended September 30, 2022 and 2021, the Company incurred $143,459 and $139,406, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2022, the remaining lease term was 1.8 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of September 30, 2022:

For the Years Ended December 31,	Amount
2022	46,868
2023	190,750
2024	113,603
$351,221

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per Basic Share Data
Net asset value at beginning of the year	$9.24	$16.56	$11.72	$15.14
Net investment loss(1)	(0.13)	(0.08)	(0.39)	(0.29)
Net realized gain/(loss) on investments(1)	(0.17)	0.93	(0.13)	7.03
Net change in unrealized appreciation/(depreciation) of investments(1)	(1.24)	(0.61)	(3.40)	(0.35)
Dividends declared	—	(2.25)	(0.11)	(5.25)
Issuance of common stock from stock dividend	—	0.22	—	0.38
Issuance of common stock from public offering(1)	—	—	0.01	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	—	—	(1.91)
Repurchase of common stock(1)	0.11		0.08	—
Stock-based compensation(1)	0.02	0.02	0.05	0.04
Net asset value at end of period	$7.83	$14.79	$7.83	$14.79
Per share market value at end of period	$3.87	$12.91	$3.87	$12.91
Total return based on market value(2)	(39.53)%	30.46%	(68.91)%	71.32%
Total return based on net asset value(2)	(15.26)%	2.90%	(32.25)%	32.36%
Shares outstanding at end of period	28,333,661	28,781,016	28,333,661	28,781,016
Ratios/Supplemental Data:
Net assets at end of period	$221,783,611	$425,766,489	$221,783,611	$425,766,489
Average net assets	$278,994,914	$427,927,307	$340,160,110	$389,106,239
Ratio of net operating expenses to average net assets(3)	5.14%	2.41%	4.89%	2.81%
Ratio of net investment loss to average net assets(3)	(4.66)%	(1.92)%	(4.52)%	(2.43)%
Portfolio Turnover Ratio	0.85%	10.03%	3.47%	23.93%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

During the three and nine months ended September 30, 2022, the Company declared distributions of $0 and $0.11 per share, respectively. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2022, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2022 distributions to stockholders will be.

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

September 30, 2022

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2019–2022 and 2018–2022, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2022, there were no material interest or penalties incurred related to uncertain tax positions.

NOTE 10—DEBT CAPITAL ACTIVITIES

6.00% Notes due 2026

On December 17, 2021, the Company issued $70.0 million aggregate principal amount of its 6.00% Notes due 2026 (the “6.00% Notes due 2026”), pursuant to an Indenture, dated as of March 28, 2018 (the “Base Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “Trustee”), as supplemented by a second supplemental indenture, dated as of December 17, 2021 (together with the Base Indenture, the “Indenture”), between the Company and the Trustee. On December 21, 2021, the Company issued an additional $5.0 million aggregate principal amount of 6.00% Notes due 2026 pursuant to an overallotment option. The 6.00% Notes due 2026 bear interest at a fixed rate of 6.00% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on March 30, 2022. The 6.00% Notes due 2026 have a maturity date of December 30, 2026, unless previously repurchased in accordance with their terms. The Company has the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time or from time to time, on or after December 30, 2024 at a redemption price of 100% of the outstanding principal amount of the 6.00% Notes due 2026 plus accrued and unpaid interest.

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

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on September 30, 2022 and December 31, 2021 was $23.95 and $25.68 per note, respectively. As of September 30, 2022 and December 31, 2021, the fair value of the 6.00% Notes due 2026 was $71.9 million and $77.0 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of September 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

4.75% Convertible Senior Notes due 2023

On March 28, 2018, the Company issued $40.0 million aggregate principal amount of convertible senior notes, which bore interest at a fixed rate of 4.75% per year, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2018. The 4.75% Convertible Senior Notes due 2023 had a maturity date of March 28, 2023 (the “4.75% Convertible Senior Notes due 2023”), unless previously repurchased or converted in accordance with their terms. The Company did not have the right to redeem the 4.75% Convertible Senior Notes due 2023 prior to March 27, 2021. On or after March 27, 2021, the Company could redeem the 4.75% Convertible Senior Notes due 2023 for cash, in whole or in part, from time to time, at the Company’s option if (i) the closing sale price of the Company’s common stock for at least 15 trading days (whether or not consecutive) during the period of any 20 consecutive trading days was greater than or equal to 150% of the conversion price on each applicable trading day, (ii) no public announcement of a pending, proposed or intended fundamental change had occurred which had not been abandoned, terminated or consummated, and (iii) no event of default under the indenture governing the 4.75% Convertible Senior Notes due 2023, and no event that with the passage of time or giving of notice would constitute an event of default under such indenture, had occurred or existed.

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

September 30, 2022

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2022	December 31, 2021
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$—	$38,215,000
Conversion of 4.75% Convertible Senior Notes due 2023	—	(37,925,000)
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)
Direct deduction of deferred debt issuance costs	—	—
4.75% Convertible Senior Notes due 2023 Payable	$—	$—

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

In connection with the issuance of the 4.75% Convertible Senior Notes due 2023, the Company was required under the terms of its credit facility with Western Alliance Bank (the “Credit Facility”) to deposit any proceeds from the 4.75% Convertible Senior Notes due 2023 offering into an account at Western Alliance Bank and was required to maintain at least $65.0 million (or such lesser amount to the extent such funds are used to repay or repurchase a portion of the outstanding 5.25% Convertible Senior Notes due 2018 prior to their maturity and repayment in full) in an account at Western Alliance Bank until such time as the 5.25% Convertible Senior Notes due 2018 were repaid in full. The 5.25% Convertible Senior Notes due 2018 matured on September 15, 2018, at which time the Company repaid the remaining outstanding aggregate principal amount of the 5.25% Convertible Senior Notes due 2018, including accrued but unpaid interest. In addition, the Credit Facility with Western Alliance Bank matured on May 31, 2019. As a result, the company is no longer subject to such requirements.

NOTE 11—STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

On June 5, 2019, our Board of Directors adopted, and our stockholders approved, an equity-based incentive plan (the “2019 Equity Incentive Plan”), which authorized equity awards to be granted for up to 1,976,264 shares of our common stock. Under the 2019 Equity Incentive Plan, the exercise price of awards would be set on the grant date and could not be less than the fair market value per share on such date, however, that in the case of an incentive stock option granted to an employee who, at the time of the grant of such option, owned stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or the Company’s present or future parent or subsidiary corporations, as defined in Section 424(e) or (f) of the Code, or other Affiliates the employees of which were eligible to receive incentive stock options under the Code (the “10% Shareholders”), the exercise price per share would be no less than one hundred ten percent (110%) of the fair market value per share on the date of grant. The fair market value would be the closing price of the shares on Nasdaq on the date of grant.

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

September 30, 2022

Cancellation of Stock Option Awards Under 2019 Equity Incentive Plan

On April 28, 2020, all stock option awards granted under the 2019 Equity Incentive Plan were canceled for no payment pursuant to an option cancellation agreement (the “Option Cancellation Agreement”). As a result, there are no stock option awards outstanding under the 2019 Equity Incentive Plan. In accordance with FASB ASC 718, Compensation – Stock Compensation (“ASC 718”) all unrecognized compensation cost related to still unvested shares was recognized as of the date of cancellation. For more information, including a description of the Option Cancellation Agreement, please refer to our current report on Form 8-K filed with the SEC on April 29, 2020. Such description of the Option Cancellation Agreement is qualified in its entirety by reference to the text of such Option Cancellation Agreement filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 8, 2020.

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of September 30, 2022 and December 31, 2021	—

As of September 30, 2022 and December 31, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

September 30, 2022

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

During the nine months ended September 30, 2022, the Company granted 241,827 restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the nine months ended September 30, 2022 and 2021 were approximately $2,885,000 and $3,078,182, respectively, in the aggregate. On July 2, 2021, 21,760 restricted shares related to the 2020 non-employee director grants vested. The Company expensed the full value of restricted stock compensation related to annual non-employee director grants on the vesting date. On June 1, 2022, 15,080 restricted shares related to the 2021 non-employee director grants vested.

As of September 30, 2022 and December 31, 2021, there were approximately $6,722,397 and $2,929,830, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the nine months ended September 30, 2022 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2021	369,298
Granted	277,037
Vested(1)	(86,541)
Forfeited	(15,000)
Outstanding as of September 30, 2022	544,794
Vested as of September 30, 2022	108,301

(1)	The balance of vested shares as of September 30, 2022 reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2022 through November 8, 2022, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Rover Group, Inc.(3)	Various	106,854	$3.93	$420,217	$100,806
Kahoot! ASA(4)	10/19/2022	61,367	2.12	130,210	(151,861)
Residential Homes For Rent, LLC (d/b/a Second Avenue)(5)	10/30/2022	N/A	N/A	83,333	—
Total				$633,760	$(51,055)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of October 11, 2022, SuRo Capital had sold all its public common shares of Rover Group, Inc.
(4)	As of November 8, 2022, SuRo Capital held 38,305 common shares of Kahoot! ASA, all of which are subject to lock-up restrictions.
(3)	Subsequent to September 30, 2022, $0.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $0.1 million repaid a portion of the outstanding principal and the remaining proceeds were attributed to interest.

From October 1, 2022 through November 8, 2022, the Company did not purchase any investments.

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From October 1, 2022 through November 8, 2022, the Company had $1.3 million in non-binding investment agreements that required it to make a future investment in a portfolio company.

On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock. See “Note 5 - Common Stock - Share Repurchase Program” for more information regarding the Company’s Share Repurchase Program.

COVID-19

Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Our portfolio companies and, by extension, our operating results may be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and may possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers, and deferred capital expenditures, which could impair their business on a permanent basis and additional portfolio companies may take similar actions. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of November 8, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the nine months ended September 30, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Revised Custody Agreements

On October 28, 2022, the Company and U.S. Bank Trust Company, National Association (the “Securities Custodian”) entered into a custody agreement (the “Securities Custody Agreement”), pursuant to which the Securities Custodian was appointed to serve as the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the Securities Custody Agreement at any time upon sixty (60) days’ prior written notice. Also on October 28, 2022, the Company and U.S. Bank, National Association (in such capacity, the “Document Custodian”) entered into a custody agreement (the “Document Custody Agreement”), pursuant to which the Document Custodian was appointed to serve as the Company’s custodian to hold certain documents on behalf of the Company. Either party may terminate the Document Custody Agreement at any time upon sixty (60) days’ prior written notice.

In conjunction with the Company’s entry into the Securities Custody Agreement and Document Custody Agreement, the Company terminated its existing custody agreement with U.S. Bank, National Association (the “Prior Custody Agreement”), effective October 28, 2022. Other than ordinary course payments under the Prior Custody Agreement through the effective date of termination, no termination or other fees are payable in connection with the termination of the Prior Custody Agreement.

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

The Company’s three controlled portfolio companies as of September 30, 2022, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended September 30, 2021 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, without limitation, statements as to:

●	the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including global, U.S. and local economies, our business operations and continuity, potential disruption to our portfolio companies, tightened availability to capital and financing, the health and productivity of our employees, the ability of third-party providers to continue uninterrupted service, and the regulatory environment in which we operate;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	the adequacy of our cash resources and working capital; and

●	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

●	an economic downturn could disproportionately impact the market sectors in which a significant portion of our portfolio is concentrated, causing us to suffer losses in our portfolio;

●	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

●	increases in inflation or an inflationary economic environment could adversely affect our portfolio companies’ operating results, causing us to suffer losses in our portfolio;

●	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and

●	the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in our quarterly reports on Form 10-Q, our annual report on Form 10-K, and in our other filings with the SEC.

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

Overview

We are an internally-managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Internalization of Operating Structure

On and effective March 12, 2019 (the “Effective Date”), our Board of Directors approved internalizing our operating structure (the “Internalization”) and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of the Company’s stockholders with its management. As an internally managed BDC, the Company is managed by its employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding the Company’s compensation structure. Prior to the Effective Date, we were externally managed by our former investment adviser, GSV Asset Management, LLC (“GSV Asset Management”), pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), and our former administrator, GSV Capital Service Company, LLC (“GSV Capital Service Company”), provided the administrative services necessary for our operations pursuant to an administration agreement (the “Administration Agreement”). In connection with our Internalization, the Investment Advisory Agreement and the Administration Agreement were terminated as of the Effective Date, in accordance with their respective terms. As a result, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.

Except as otherwise disclosed herein, this Form 10-Q discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-Q.

Recent COVID-19 Developments

Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, pursuant to which our employees primarily worked remotely without disruption to our operations. This policy was amended in February 2022 when it was deemed safe to return to our offices. As of November 8, 2022, there is no indication of a reportable subsequent event related to COVID-19 impacting the Company’s financial statements for the quarter ended September 30, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Portfolio and Investment Activity

Nine Months Ended September 30, 2022

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2022, of all of our portfolio investments , excluding U.S. Treasury bills, was $157,747,892.

During the nine months ended September 30, 2022, we funded investments in an aggregate amount of $13,415,076 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Shogun Enterprises, Inc.	Convertible Note 0.5%, Due 4/18/2024	5/2/2022	$500,000
EDGE Markets, Inc.	Preferred Shares, Series Seed	5/18/2022	500,000
Whoop, Inc.	Preferred Shares, Series C	6/30/2022	10,000,000
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 8/17/2023	8/17/2022	1,000,000
Orchard Technologies, Inc.	Simple Agreement for Future Equity (SAFE)	9/2/2022	500,000
Forge Global, Inc.(1)	Common Shares	9/30/2022	915,076
Total			$13,415,076

(1)	On and effective August 5, 2022, SuRo Capital Corp. notified Forge Global, Inc. of its intent to net exercise via cashless settlement its 230,144 common warrants in Forge Global, Inc. into 53,283 shares of Forge Global Inc.’s public common stock, pursuant to the net exercise formula in the warrant agreement. The exercise was effectuated on September 30, 2022.

During the nine months ended September 30, 2022, we capitalized fees of $26,206.

During the nine months ended September 30, 2022, we exited or received proceeds from investments in the amount of $7,776,744, net of transaction costs, and realized a net gain/(loss) on investments of $(4,011,047) (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(3)	Various	46,338	$23.79	$1,102,346	$175,196
Rover Group, Inc.(4)	Various	731,527	5.07	3,710,895	1,524,188
Rent the Runway, Inc.(5)	Various	110,000	4.37	480,969	(1,190,461)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Various	N/A	N/A	750,000	—
True Global Ventures 4 Plus Pte Ltd(7)	5/31/2022	N/A	N/A	874,470	160,965
Palantir Lending Trust SPV I(8)	7/14/2022	N/A	N/A	611,930	610,790
Enjoy Technology, Inc.(9)	Various	947,297	0.26	246,134	(5,280,642)
Total				$7,776,744	$(3,999,964)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of September 30, 2022, SuRo Capital Corp. held 232,133 remaining NewLake Capital Partners, Inc. public common shares.
(4)	As of September 30, 2022, SuRo Capital Corp. held 106,854 remaining Rover Group, Inc. public common shares.
(5)	As of September 30, 2022, SuRo Capital Corp. held 229,191 remaining Rent the Runway, Inc. public common shares.
(6)	During the nine months ended September 30, 2022, approximately $0.9 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(7)	On May 31, 2022, SuRo Capital Corp. received an $874,470 cash distribution from True Global Ventures 4 Plus Pte Ltd. SuRo Capital Corp. expects to receive three additional distributions from True Global Ventures 4 Plus of varying amounts.
(8)	On July 14, 2022, a final payment was received for the remaining 512,290 Class A common shares of Palantir Technologies, Inc. that comprised the beneficial equity interest in underlying shares. The realized gain from SuRo Capital Corp.’s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of shares collateralizing the repaid promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(9)	As of August 12, 2022, SuRo Capital Corp. had sold all its public common shares of Enjoy Technology, Inc.

During the nine months ended September 30, 2022, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series B preferred warrants with a strike price of $2.31 expired on May 29, 2022.

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, we funded investments in an aggregate amount of $70,668,175 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common Shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(1)	Common Share Units & Warrant Units	2/25/2021	200,000
Churchill Sponsor VII LLC(2)	Common Share Units & Warrant Units	2/25/2021	300,000
Shogun Enterprises, Inc.(3)	Preferred Shares, Series B-1 & Series B-2	2/26/2021	6,999,992
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity (“SAFE”)	3/26/2021	1,000,000
Churchill Capital Corp. II(4)	Common Shares, Class A	6/8/2021	10,000,000
Trax Ltd.	Common Shares & Investec Preferred Shares	6/9/2021	10,000,000
Blink Health, Inc.	Preferred Shares, Series C	6/28/2021	4,999,987
Colombier Sponsor LLC(5)	Class B Units & Class W Units	Various	2,711,842
AltC Sponsor LLC(6)	Share Units	7/21/2021	250,000
PayJoy, Inc.	Preferred Shares	7/23/2021	2,500,002
Orchard Technologies, Inc.	Preferred Shares, Series D	8/9/2021	9,999,996
Varo Money, Inc.	Common Shares	8/11/2021	10,000,371
YouBet Technology, Inc. (d/b/a PickUp)	Preferred Shares, Series Seed-2	8/26/2021	499,999
True Global Ventures 4 Plus Pte Ltd(7)	Limited Partner Fund Investment	8/27/2021	706,000
Architect Capital PayJoy SPV, LLC(8)	Membership Interest in Lending SPV	Various	10,000,000

Total			$70,668,175

(1)	Churchill Sponsor VI LLC is the sponsor of Churchill Capital Corp VI, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VI LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling board member of Churchill Capital Corp VI.
(2)	Churchill Sponsor VII LLC is the sponsor of Churchill Capital Corp VII, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VII LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling board member of Churchill Capital Corp VII.
(3)	The Company’s initial investment in Shogun Enterprises, Inc. on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., and holds a minority equity interest in such portfolio company.
(4)	On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. This investment constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, and is a non-controlling board member of Churchill Capital Corp II.
(5)	Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Keri Findley, a former senior managing director of the Company until her depature on March 9, 2022, and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies.
(6)	AltC Sponsor LLC is the sponsor of AltC Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company’s investment in AltC Sponsor LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp.
(7)	As of September 30, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.
(8)	As of September 30, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.’s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded. Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and holds a minority equity interest in such investment manager.

During the nine months ended September 30, 2021, we capitalized fees of $45,138.

During the nine months ended September 30, 2021, we exited investments in an amount of $199,643,261, net of transaction costs, and realized a net gain on investments of $172,306,990 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
Palantir Technologies, Inc.(3)	Various	4,618,952	26.72	123,419,184	110,544,068
Palantir Lending Trust SPV I(4)	Various	N/A	N/A	2,172,637	2,172,637
Residential Homes for Rent, LLC (d/b/a Second Avenue)(5)	Various	N/A	N/A	1,054,305	—
SP Holdings Group, Inc.	4/28/2021	2,542,587	0.19	490,246	490,246
Coursera, Inc.(6)	Various	1,619,271	39.21	63,486,311	55,547,167
CUX, Inc. (d/b/a CorpU)(7)	8/24/2021	N/A	N/A	6,009,092	1,968,218
Clever, Inc.(8)	9/3/2021	N/A	N/A	3,011,486	1,010,886
Total				$199,643,261	$171,733,222

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(4)	The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of September 30, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.’s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(5)	During the nine months ended September 30, 2021, approximately $1.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and approximately $0.3 million was attributed to interest.
(6)	As of September 30, 2021, none of SuRo Capital Corp.’s common shares in Coursera, Inc. were subject to lock-up restrictions.
(7)	As of September 30, 2021, net proceeds includes approximately $0.3 million in additional proceeds currently held in escrow.
(8)	On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 61,367 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of September 30, 2021, SuRo Capital Corp.’s common shares in Kahoot! ASA were subject to certain lock-up restrictions. Net proceeds includes approximately $0.7 million in additional proceeds currently held in escrow.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

Operating results for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Investment Income	$519,511	$523,916	$1,993,242	$1,090,088
Interest income	411,747	248,072	1,563,484	560,768
Dividend income	107,764	275,844	429,758	529,320
Total Operating Expenses	$4,328,744	$2,747,394	$13,838,068	$8,190,884
Compensation expense	1,836,808	1,500,061	5,456,771	4,139,263
Directors’ fees	161,661	368,281	514,055	590,781
Professional fees	565,411	604,475	2,916,583	2,107,158
Interest expense	1,202,748	—	3,630,301	504,793
Tax expense	74,497	(1,975)	82,238	7,648
Other expenses	487,619	276,552	1,238,120	841,241
Net Investment Loss	$(3,809,233)	$(2,223,478)	$(11,844,826)	$(7,100,796)
Net realized gain/(loss) on investments	(5,141,097)	32,495,660	(4,011,047)	172,306,990
Net change in unrealized appreciation/(depreciation) of investments	(36,951,920)	(15,023,778)	(103,929,610)	(8,598,363)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(45,902,250)	$15,248,404	$(119,785,483)	$156,607,831

Investment Income

Investment income decreased to $519,511 for the three months ended September 30, 2022 from $523,916 for the three months ended September 30, 2021. The net decrease between periods was due to decreases in interest income from Residential Homes for Rent, LLC (d/b/a Second Avenue), Enjoy Technologies, Inc., Neutron Holdings, Inc. (d/b/a/ Lime), and interest on idle cash, as well as a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) and Treehouse Real Estate Investment Trust, Inc. The decreases were offset by an increase in interest income from Architect Capital PayJoy SPV, LLC and Xgroup Holdings Limited (d/b/a Xpoint) during the three months ended September 30, 2022, relative to the three months ended September 30, 2021.

Investment income increased to $1,993,242 for the nine months ended September 30, 2022 from $1,090,088 for the nine months ended September 30, 2021. The net increase between periods was due to an increase in interest income from Architect Capital PayJoy SPV, LLC and Shogun Enterprises, Inc. The increase was offset by a decrease in interest income from Residential Homes for Rent, LLC (d/b/a Second Avenue) and Neutron Holdings, Inc. (d/b/a/ Lime), plus a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) and Treehouse Real Estate Investment Trust, Inc. during the nine months ended September 30, 2022, relative to the nine months ended September 30, 2021.

Operating Expenses

Total operating expenses increased to $4,328,744 for the three months ended September 30, 2022 from $2,747,394 for the three months ended September 30, 2021. The increase in operating expense was primarily due to an increase in interest expense, smaller increases in compensation expense, tax expense, and other expenses during the three months ended September 30, 2022, relative to the three months ended September 30, 2021.

Total operating expenses increased to $13,838,068 for the nine months ended September 30, 2022 from $8,190,884 for the nine months ended September 30, 2021. The increase in operating expense was primarily due to an increase in interest expense, professional fees, and compensation expense during the nine months ended September 30, 2022, relative to the nine months ended September 30, 2021.

Net Investment Loss

For the three months ended September 30, 2022, we recognized a net investment loss of $3,809,233, compared to a net investment loss of $2,223,478 for the three months ended September 30, 2021. The change between periods resulted from the increase in operating expenses and a decrease in total investment income between periods during the three months ended September 30, 2022, relative to the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we recognized a net investment loss of $11,844,826, compared to a net investment loss of $7,100,796 for the nine months ended September 30, 2021. The change between periods resulted from the increase in operating expenses offset by an increase in total investment income between periods during the nine months ended September 30, 2022, relative to the nine months ended September 30, 2021.

Net Realized Gain on Investments

For the three months ended September 30, 2022, we recognized a net realized loss on our investments of $5,141,097, compared to a net realized gain of $32,495,660 for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we recognized a net realized loss on our investments of $4,011,047, compared to a net realized gain of $172,306,990 for the nine months ended September 30, 2021. The components of our net realized gains on portfolio investments for the nine months ended September 30, 2022 and 2021, excluding U.S. Treasury investments and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2022 and 2021, we had a net change in unrealized appreciation/(depreciation) of $(36,951,920) and $(15,023,778), respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended September 30, 2022 and 2021.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2022	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2021
Enjoy Technology, Inc. (1)	$5,321,214	Course Hero, Inc.	$26,605,110
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(1,137,566)	Forge Global, Inc.	10,317,564
StormWind, LLC	(1,513,211)	Rover Group, Inc.	2,877,675
Skillsoft Corp.	(1,659,315)	StormWind, LLC	2,460,400
Whoop, Inc.	(1,717,793)	Skillsoft Corp.	2,431,000
Course Hero, Inc.	(2,819,949)	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	1,967,858
Shogun Enterprises, Inc.	(3,991,271)	Nextdoor, Inc.	1,773,248
Varo Money, Inc.	(4,090,467)	Tynker (f/k/a Neuron Fuel, Inc.)	1,441,516
Aspiration Partners, Inc.	(4,626,914)	Clever, Inc.(1)	(1,013,252)
Forge Global Holdings, Inc.	(17,782,022)	Enjoy Technology, Inc.	(2,103,673)
		Ozy Media, Inc.	(27,203,344)
		Coursera, Inc.(1)	(35,382,037)
Other(2)	(2,934,626)	Other(2)	804,157
Total	$(36,951,920)	Total	$(15,023,778)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments, including U.S. Treasury bills, for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022 and 2021, we had a net change in unrealized appreciation/(depreciation) of $(103,929,610) and $(8,598,363), respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the nine months ended September 30, 2022 and 2021.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2022	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2021
True Global Ventures 4 Plus Fund Pte Ltd(1)	$3,106,863	Course Hero, Inc.	$36,581,727
Whoop, Inc.	(1,724,978)	Forge Global, Inc.	10,320,512
StormWind, LLC	(2,108,140)	Aspiration Partners, Inc.	8,255,466
Blink Health, Inc.	(3,561,393)	Rover Group, Inc.	7,512,791
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(3,925,585)	StormWind, LLC	4,147,092
Neutron Holdings, Inc. (d/b/a/ Lime)	(3,991,353)	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	3,685,499
Shogun Enterprises, Inc.	(4,022,725)	CUX, Inc. (d/b/a CorpU)(1)	3,654,203
Aspiration Partners, Inc.	(4,284,109)	Nextdoor, Inc.	3,384,446
Rover Group, Inc.(1)	(5,221,903)	Coursera, Inc.(1)	2,519,727
Varo Money, Inc.	(7,085,189)	Skillsoft Corp.	1,690,000
Trax Ltd.	(7,139,557)	Enjoy Technology, Inc.	1,317,436
Skillsoft Corp.	(7,187,091)	Tynker (f/k/a Neuron Fuel, Inc.)	1,441,516
Nextdoor Holdings, Inc.	(7,410,781)	Palantir Lending Trust SPV I	(1,351,442)
Forge Global Holdings, Inc.	(17,541,727)	Ozy Media, Inc.	(10,098,381)
Course Hero, Inc.	(31,124,041)	Palantir Technologies, Inc.(1)	(81,760,272)

Other(2)	(707,901)	Other(2)	101,317
Total	$(103,929,610)	Total	$(8,598,363)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments, including U.S. Treasury bills, for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2022 and 2021.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of September 30, 2022 for details regarding activity in our investment portfolio from October 1, 2022 through November 8, 2022.

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

On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock. See “Note 5- Common Stock - Share Repurchase Program” for more information regarding the Company’s Share Repurchase Program.

COVID-19

The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. Subsequent to September 30, 2022, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, may have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, may have adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the crisis, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

As of November 8, 2022, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the nine months ended September 30, 2022. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Revised Custody Agreements

On October 28, 2022, the Company and U.S. Bank Trust Company, National Association (the “Securities Custodian”) entered into a custody agreement (the “Securities Custody Agreement”), pursuant to which the Securities Custodian was appointed to serve as the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the Securities Custody Agreement at any time upon sixty (60) days’ prior written notice. Also on October 28, 2022, the Company and U.S. Bank, National Association (in such capacity, the “Document Custodian”) entered into a custody agreement (the “Document Custody Agreement”), pursuant to which the Document Custodian was appointed to serve as the Company’s custodian to hold certain documents on behalf of the Company. Either party may terminate the Document Custody Agreement at any time upon sixty (60) days’ prior written notice.

In conjunction with the Company’s entry into the Securities Custody Agreement and Document Custody Agreement, the Company terminated its existing custody agreement with U.S. Bank, National Association (the “Prior Custody Agreement”), effective October 28, 2022. Other than ordinary course payments under the Prior Custody Agreement through the effective date of termination, no termination or other fees are payable in connection with the termination of the Prior Custody Agreement.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “At-the-Market Offering”. In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, the outstanding principal amount of which we redeemed in full on March 29, 2021. On December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2022.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2022 and 2021, our operating expenses were $13,838,068 and $8,190,884, respectively.

Cash Reserves and Liquid Securities	September 30, 2022	December 31, 2021
Cash	$39,652,608	$198,437,078
Cash Equivalents
U.S. Treasury bills	99,226,000	—
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	15,321,409	16,970,411
Subject to other sales restrictions(2)	69,820	27,602,814
Securities of publicly traded portfolio companies	15,391,229	44,573,225
Total Cash Reserves and Liquid Securities	$154,269,837	$243,010,303

(1)	“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(2)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock and options of our publicly traded companies that are subject to certain lock-up restrictions.

During the nine months ended September 30, 2022, cash decreased to $39,652,608 from $198,437,078 at the beginning of the year. The decrease in cash was primarily due to the purchase of new investments including U.S. Treasury bills, the payment of our dividends, Modified Dutch Auction Tender Offer and share repurchases under the Share Repurchase Program, interest on the 6.00% Notes due 2026, and to pay our operating expenses offset by proceeds from the sale of public investments and other investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the COVID-19 continues to unfold and consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2022 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Notes(1)	$75.0	$—	$—	$75.0	$—
Operating lease liability	0.4	0.2	0.2	—	—
Total	$75.4	$0.2	$0.2	$75.0	$—

(1)	The balance shown for the “Notes” reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of September 30, 2022. Refer to “Note 10—Debt Capital Activities” in our condensed consolidated financial statements as of September 30, 2022 for more information.

Share Repurchase Program

During the three and nine months ended September 30, 2022, the Company repurchased 0 and 1,008,676 shares, respectively, of the Company’s common stock under the Share Repurchase Program. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of common stock under the Share Repurchase Program. As of September 30, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. For more information on the Share Repurchase Program, see “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and “Note 5—Common Stock” to our condensed consolidated financial statements as of September 30, 2022.

Modified Dutch Auction Tender Offer

On August 8, 2022, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase up to 2,000,000 shares of its common stock from its stockholders, which expired on September 2, 2022. In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company selected the lowest price per share of not less than $6.00 per share and not greater than $7.00 per share.

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 2,000,000 shares, representing 6.6% of its outstanding shares, on or about September 12, 2022 at a price of $6.60 per share. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances & Debt Capital Activities

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (the “Initial Sales Agreement”), with BTIG, LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under the Initial Sales Agreement, the Company may, but has no obligation to, issue and sell up to $50.0 million in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account (the “ATM Program”). On September 23, 2020, the Company increased the maximum amount of Shares to be sold through the ATM Program to $150.0 million from $50.0 million. In connection with the upsize of the ATM Program to $150.0 million, the Company entered into the Amendment No. 1 to the At-the-Market Sales Agreement, dated September 23, 2020, with the Agents. The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

During the three and nine months ended September 30, 2022, the Company issued and sold 0 and 17,807 shares, respectively, under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of September 30, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program. Refer to “Note 5—Common Stock” to our consolidated financial statements as of September 30, 2022 for more information regarding the ATM Program.

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

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2022 for more information regarding the 4.75% Convertible Senior Notes due 2023.

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

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2022 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2022. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of September 30, 2022 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2022 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2022 for more information.

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

Valuation Risk

Our investments may not have a readily available market quotation, as such term is defined in Rule 2a-5, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy, as applicable. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material. In addition, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of September 30, 2022, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2021 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the nine months ended September 30, 2022 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2022	—	$—	—	$9,617,312
February 1 through February 28, 2022	—	—	—	9,617,312
March 1 through March 31, 2022	153,517	8.86	153,517	23,257,705
April 1 through April 30, 2022	431,134	8.57	431,134	19,562,554
May 1 through May 31, 2022	250,000	8.09	250,000	17,540,619
June 1 through June 30, 2022	174,025	6.76	174,025	16,364,771
July 1 through July 31, 2022	—	—	—	16,364,771
August 1 through August 31, 2022	—	—	—	16,364,771
September 1 through September 30, 2022	2,000,000	6.60	2,000,000	16,364,771
Total	3,008,676		3,008,676

On August 8, 2022, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase up to 2,000,000 shares of its common stock from it’s stockholders, which expired on September 2, 2022. In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company selected the lowest price per share of not less than $6.00 per share and not greater than $7.00 per share.

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 2,000,000 shares, representing 6.6% of its outstanding shares, on or about September 12, 2022 at a price of $6.60 per share. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and nine months ended September 30, 2022, we repurchased 0 and 1,008,676 shares, respectively, of our common stock under the Share Repurchase Program. During the three and nine months ended September 30, 2021, the Company did not repurchase shares of common stock under the Share Repurchase Program. As of September 30, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Custody Agreement, dated October 28, 2022, by and among the Registrant and U.S. Bank Trust Company, National Association, as Custodian.(8)
10.2	Document Custody Agreement, dated October 28, 2022, by and among the Registrant and U.S. Bank National Association, as Document Custodian.(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on November 1, 2022, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	November 9, 2022	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

