Form 10-K
period 2022-12-31
SURO CAPITAL CORP.
filed 2023-03-16
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2022, based on the closing price on that date of $6.40 on the Nasdaq Global Select Market, was $186,610,246. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. The issuer had 28,338,580 shares of common stock, $0.01 par value per share, outstanding as of March 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2023 annual meeting of stockholders (the “2023 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

SURO CAPITAL CORP.

i

PART I

Item 1. Business

SuRo Capital

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

Our date of inception was January 6, 2011, which is the date we commenced development stage activities. We commenced operations as a BDC upon completion of our initial public offering (“IPO”) in May 2011 and began our investment operations during the second quarter of 2011. See “Management’s Dicussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.” On and effective March 12, 2019, our board of directors (“Board of Directors”) approved internalizing our operating structure (“Internalization”) and we began operating as an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of the Company’s stockholders with its management. As an internally managed BDC, the Company is managed by its employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding the Company’s compensation structure.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS”. The net asset value per share of our common stock on December 31, 2022 was $7.39. On March 15, 2023, the last reported sale price of a share of our common stock on the Nasdaq Global Select Market was $3.01.

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

With certain limited exceptions, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met) after such incurrence or issuance. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). In March 2018, the Small Business Credit Availability Act (the “SBCAA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage percentage from 200% to 150%, if certain requirements under the 1940 Act are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. The Company currently does not intend to seek stockholder approval or Board of Directors approval to increase its leverage capacity as set forth above. See “Risk Factors” in Part I, Item 1A for more information.

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2022 for more information.

Human Capital Resources

As of December 31, 2022, we had ten employees, each of whom was directly employed by us. These employees include our executive officers, investment and finance professionals, and administrative staff. All of our employees are located in the United States at our principal executive office and headquarters located at 640 Fifth Avenue, 12th Floor, New York, NY 10019 and our additional office located at One Sansome Street, Suite 730, San Francisco, CA 94104. Our telephone number is (212) 931-6331.

As an internally managed BDC, the success of our business and investment strategy, including achieving our investment objective, depends in material part on our employees. We depend upon the members of our management team and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. We expect that the members of our management team and our investment professionals will maintain key informal relationships, which we will use to help identify and gain access to investment opportunities. If we do not attract, develop and retain highly skilled employees, we may not be able to operate our business as we expect and our operating results could be adversely affected. See “Item 1A. Risk Factors.”

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We have adopted the following business strategies to achieve our investment objective:

●	Identify high quality growth companies. Based on our extensive experience in analyzing technology trends and markets, we have identified several technology sub-sectors, including social mobile, big data and cloud, marketplaces, and education technology, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists and other institutional investors are investing.

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

●	Acquire positions in targeted investments. We seek to selectively add to our portfolio by sourcing investments at an acceptable price through our disciplined investing strategy. To this end, we utilize multiple methods to acquire equity stakes in private companies that are not available to many individual investors.

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

●	Create access to a varied investment portfolio. We seek to hold a varied portfolio of non-controlling equity investments, which we believe will minimize the impact on our portfolio of a negative downturn at any one specific company. We believe that our relatively varied portfolio will provide a convenient means for accredited and non-accredited individual investors to obtain access to an asset class that has generally been limited to venture capital, private equity and similar large institutional investors.

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

Competitive Advantages

We believe that we benefit from the following competitive advantages in executing our investment strategy:

●	Capable team of investment professionals. Our executive officers, investment professionals, and Board of Directors have significant experience researching and investing in the types of high-growth venture-capital-backed companies we are targeting for investment. Through our proprietary company evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.

●	Disciplined and repeatable investment process. We have established a disciplined and repeatable process to locate and acquire available shares at attractive valuations by utilizing multiple sources. In contrast to industry “aggregators” that accumulate stock at market prices, we conduct valuation analysis and make acquisitions only when we can invest at valuations that we believe are attractive to our investors.

●	Deep relationships with significant credibility to source and complete transactions. Our executive officers and investment professionals are strategically located in New York, New York and at our additional office in San Francisco, California, allowing us to fully engage in the technology and innovation ecosystem. Our wide network of venture capital and technology professionals supports our sourcing efforts and helps provide access to promising investment opportunities. Our executive officers and investment professionals have also developed strong relationships in the financial, investing and technology-related sectors.

●	Source of permanent investing capital. As a publicly traded corporation, we have access to a source of permanent equity capital that we can use to invest in portfolio companies. This permanent equity capital is a significant differentiator from other potential investors that may be required to return capital to stockholders on a defined schedule. We believe that our ability to invest on a long-term time horizon makes us attractive to companies looking for strong, stable owners of their equity.

●	Early mover advantage. We believe we are one of the few publicly traded BDCs with a specific focus on investing in high-growth venture-backed companies. The transactions that we have executed to date since our IPO have helped to establish our reputation with the types of secondary sellers and emerging companies that we target for investment. We have leveraged a number of relationships and channels to acquire the equity of private companies. As we continue to grow our portfolio with attractive investments, we believe that our reputation as a committed partner will be further enhanced, allowing us to source and close investments that would otherwise be unavailable. We believe that these factors collectively differentiate us from other potential investors in private company securities and will serve our goal to complete equity transactions in compelling private companies at attractive valuations.

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

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by our executive officers and investment professionals, supplemented by the knowledge and relationships of our Board of Directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and institutional investors, as well as through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including industry positioning and leadership, stage of growth, path to profitability, the uniqueness and defensibility of the portfolio company’s strategy, investor sponsorship, and the portfolio company’s potential access to capital to continue to fund its growth that collectively characterize our proprietary investment process. We typically seek to invest our assets under management in the equity of well-established and growth stage companies, and debt investments of emerging companies that fit within our targeted areas. Based on our initial screening, we identify a select set of companies that we evaluate in greater depth.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$117,214,465	48.4%	$163,801,798	63.0%
Common Stock	18,692,931	7.7%	42,860,156	16.5%
Debt Investments	4,488,200	1.9%	3,011,438	1.1%
Options	3,469,497	1.4%	4,959,112	1.9%
Private Portfolio Companies	143,865,093	59.4%	214,632,504	82.5%
Publicly Traded Portfolio Companies:
Common Stock	13,323,485	5.5%	44,573,225	17.1%
Options	—	—%	930,524	0.4%
Publicly Traded Portfolio Companies	13,323,485	5.5%	45,503,749	17.5%
Total Portfolio Investments	157,188,578	64.9%	260,136,253	100.0%
Non-Portfolio Investments
U.S. Treasury Bills	85,056,817	35.1%	—	—%
Total Investments	$242,245,395	100.0%	$260,136,253	100.0%

Determination of Net Asset Value

We determine the net asset value of our investment portfolio after the conclusion of each fiscal quarter in connection with the preparation of our annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or more frequently if required under the 1940 Act.

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations, including securities that trade on secondary markets for private securities, are valued at fair value as determined in good faith by our Board of Directors and in accordance with Rule 2a-5 as promulgated under the 1940 Act. In connection with that determination, our executive officers and investment professionals will prepare portfolio company valuations using, when available, the most recent portfolio company financial statements and forecasts. We also engage an independent valuation firm to perform independent valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We may also engage an independent valuation firm to perform independent valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.

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

There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating net asset value, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our consolidated financial statements for the year ended December 31, 2022 for a list of our taxable subsidiaries.

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

The SBCAA modified the asset coverage percentage for BDCs, reducing the required coverage percentage for senior securities from 200% to 150%, subject to certain conditions. Under the SBCAA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

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

Compliance with Corporate Governance Regulations

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, and we must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm if we are no longer a non-accelerated filer (as defined in Rule 12b-2 under the Exchange Act); and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Taxation as a Regulated Investment Company

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement,

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities and net income from “qualified publicly traded partnerships” (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (the “50% Diversification Test”); and

●	no more than 25% of the value of our assets is invested in the securities of one issuer, other than U.S. government securities or securities of other RICs, the securities (other than securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or the securities of businesses, or of certain “qualified publicly traded partnerships” (the “25% Diversification Test,” and together with the 50% Diversification Test, the “Diversification Tests”).

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

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Failure to Maintain our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital that would reduce the stockholder’s adjusted tax basis in its common stock (and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such common stock), and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC.

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

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2022 for further detail.

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

We are subject to risks related to our investments, including but not limited to the following:

●	Our investments in the rapidly growing venture-capital-backed emerging companies that we target may be extremely risky and we could lose all or part of our investments.

●	In the event that we make an investment in a sponsor of a SPAC and the underlying SPAC does not consummate a business combination, we will lose the entirety of our investment.

●	Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

●	The lack of liquidity in, and potentially extended holding period of, our many investments may adversely affect our business and will delay any distributions of gains, if any.

●	Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences, periodic downturns, regulatory concerns and litigation risks.

●	Our portfolio is concentrated in a limited number of portfolio companies or market sectors, which subjects us to a risk of significant loss if the business or market position of these companies deteriorates or market sectors experiences a market downturn.

●	Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by substantial stockholders or management of our portfolio companies that could decrease the value of our investments.

We are subject to risks related to our business and structure, including but not limited to the following:

●	As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business and are dependent upon our management team and investment professionals for our future success.

●	Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.

●	Our financial condition and results of operations will depend on our ability to achieve our investment objective.

●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

●	Economic, political and market conditions may adversely affect our business, results of operations and financial condition.

●	We are exposed to risks associated with changes in interest rates and inflation rates.

●	We operate in a highly competitive market for direct equity investment opportunities.

●	Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

●	Ineffective internal controls could impact our business and operating results.

●	We face cyber-security risks.

Risks related to our securities, include but are not limited to the following:

●	Investing in our securities may involve an above average degree of risk.

●	Our common stock price may be volatile and may decrease substantially.

●	We may not be able to pay distributions to our stockholders and our distributions may not grow over time.

●	Our stockholders may experience dilution upon the issuance of additional shares of our common stock.

●	If we default under any future credit facility or any other future indebtedness, we may not be able to make payments on the 6.00% Notes due 2026.

●	We may choose to redeem the 6.00% Notes due 2026 when prevailing interest rates are relatively low.

●	An active trading market for the 6.00% Notes due 2026 may not develop or be maintained, which could limit a holder’s ability to sell the 6.00% Notes due 2026 and/or adversely impact the market price of the 6.00% Notes due 2026.

●	We will be subject to U.S. federal income tax at corporate rates if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

Risks Related to Our Investments

Our investments in the rapidly growing venture-capital-backed emerging companies that we target may be extremely risky and we could lose all or part of our investments.

Investment in the rapidly growing venture-capital-backed emerging companies that we target involves a number of significant risks, including the following:

●	these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment;

●	they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;

●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●	some of these private companies may currently experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit;

●	because they are privately owned, there is generally little publicly available information about these businesses; therefore, although we will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable;

●	these private companies frequently have much more complex capital structures than traditional publicly traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In certain cases, these private companies may also have senior or pari passu preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstance when we have limited information with respect to such capital structures; and

●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that, while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our Board of Directors based upon the recommendation of the Valuation Committee in accordance with our written valuation policy and in compliance with Rule 2a-5. In connection with that determination, our executive officers and investment professionals will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Valuation Committee utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors with respect to such non-traded investments include, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even when we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments would receive a lower price for their securities than the value of our investments might warrant.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2022, 58.4% of our net asset value was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification, however our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry. In particular, technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences, periodic downturns, regulatory concerns and litigation risks.

Our portfolio may be exposed in part to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, a material portion of our investment portfolio could be adversely affected, which, in turn, could adversely affect our financial position and results of operations.

Given the experience of our executive officers and investment professionals within the technology space, a number of the companies in which we have invested and intend to invest operate in technology-related sectors, and as of December 31, 2022, our largest industry concentrations of our total investments at fair value were in the education technology sector, which represented approximately 39.4% of our portfolio, and the financial technology sector, which represented approximately 24.2% of our portfolio. Additionally, our investments in the marketplaces sector represented approximately 17.4% of our portfolio. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect.

Our investment in the education technology industry is subject to substantial risks. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by companies in technology-related sectors have historically decreased over their productive lives. In addition, our portfolio companies in these sectors face intense competition since their businesses are rapidly evolving, intensely competitive and subject to changing technology, shifting user needs and frequent introductions of new products and services. For example, new technologies, including those based on artificial intelligence, can provide students with more immediate responses to inquiries that traditional tools, and over time, the accuracy of these tools and their ability to handle complex questions may improve, all of which may be disruptive to education technology businesses.

Potential competitors to our portfolio companies in the education technology industry range from large and established companies to emerging start-ups. Further, such companies may be subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, may not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of technology-related companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe. Education technology has been a subject of particular scrutiny; for example, in 2019, certain members of the United States Senate circulated letters to education technology companies regarding their concerns about the amount of data being collected on students utilizing such technologies and the potential safety and security risks to children related to such data collection. Evolving regulatory landscapes and our portfolio companies’ mandated compliance with new laws and regulations could add new challenges to their operations and negatively affect such companies’ results of operations and, in turn, our business.

Similarly, our investments in the financial technology industry are subject to substantial risks. These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources. These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel. Further, these companies operate in the highly regulated finance sector, and evolving regulatory regimes specific to financial technology companies and unclear application of existing laws and regulations to financial technology company products or services may provide new challenges to such companies’ operations and negatively impact their results of operations and, in turn, our business.

Finally, our investments in the marketplaces sector are subject to substantial risks. These investments include portfolio companies in sub-industry sectors such as pharmaceutical technology, micromobility and real estate platforms, all of which are subject to increasing regulatory scrutiny as technological advancements have permitted greater connectivity and remote consumer engagement. Shifting market trends, intense competition and changing regulations specific to any such sub-industry could have a significant impact on our portfolio companies’ operations and, in turn, our business, performance and results of operations.

Common to all of the education technology, financial technology and marketplace sectors are risks related to cybersecurity. Any of the portfolio companies in these sectors could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks.

Any of these factors could materially and adversely affect the business and operations of a portfolio company in the technology industry and, in turn, adversely affect the value of these portfolio companies and the value of any securities that we may hold.

Our financial results could be negatively affected if a significant portfolio company fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2022:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
Learneo, Inc. (f/k/a Course Hero, Inc.)	$14,999,972	$50,541,374	24.1%
Blink Health, Inc.	15,004,340	10,949,898	5.2%
Orchard Technologies, Inc.	10,505,697	10,499,996	4.9%
Locus Robotics Corp.	10,004,286	10,000,005	4.8%
Architect Capital PayJoy SPV, LLC	10,006,745	10,000,000	4.8%
Stormwind, LLC	6,387,741	9,950,835	4.7%
Aspiration Partners, Inc.	1,283,005	6,541,511	3.1%
Whoop, Inc.	10,011,460	6,084,041	2.9%
Forge Global, Inc.	3,443,483	4,338,968	2.1%
Nextdoor Holdings, Inc.	10,002,666	3,712,977	1.8%
Total	$91,649,395	$122,619,605	58.4%

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

In addition, we may be unable to complete follow-on investments in our portfolio companies that have conducted an IPO as a result of regulatory or financial restrictions. This or any of the preceding rationales for failing to undertake a follow-on investment could impact our portfolio companies’ performance and, thus, its value.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Changes to the regulations applicable to the financial instruments we may use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations, became effective. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user” under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user,” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. We have claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and record keeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

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

As an internally managed BDC, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our management team and investment professionals. We depend upon the expertise, skill and network of members of our management and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of key members of our senior management team, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

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

Members of our senior management team may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed BDCs that are not subject to the same limitations on incentive-based compensation that we are subject to as an internally managed BDC. A departure by one or more members of our senior management team or competing demands on their time could have a negative impact on our business, financial condition and results of operations.

Our financial condition and results of operations will depend on our ability to manage our business effectively and achieve our investment objective.

Our ability to achieve our investment objective will depend on our management team’s and investment professionals’ ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management team’s and investment professionals’ structuring of the investment process and their ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in rapidly growing venture-capital-backed emerging companies, which may be extremely risky. There can be no assurance that our management team and investment professionals will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We will likely experience fluctuations in our operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains and losses, the degree to which we encounter competition in our markets and general economic conditions. There can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Capital markets may experience periods of disruption and instability, including as recently experienced. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, including during portions of the last three fiscal years. Since 2020, the U.S. capital markets have experienced extreme volatility and disruption, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic, supply chain disruptions, interest rate and inflation rate environments, and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of recent market disruption and instability, it is difficult to predict the full impact of these conditions on our business. The extent of any such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, changes in interest rates and inflation rates, the conflict between Russia and Ukraine, health epidemics and pandemics and the actions taken by governments in response to these conditions.

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital, and our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage (as defined in the 1940 Act) must equal at least 150% immediately after each time we incur indebtedness. The continuance or reappearance of market conditions similar to those experienced during portions of the last three fiscal years for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Significant volatility and disruption, has had, and in the future may have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume, as part of our valuation process, that our investments are sold in orderly mark-to-market transactions between market participants. As a result, volatility in the capital markets can adversely affect our investment valuations.

Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required and to value such investments. Consequently, we may realize significantly less than the value at which we carry our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the war between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Events outside of our control, including public health crises, may negatively affect our results of operations and financial performance and the fair value of our investments.

The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information. As a result, our valuations may not show the completed or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on us and our portfolio companies after December 31, 2022.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

In 2022, the U.S. Federal Reserve began raising short-term interest rates and is expected to further increase the federal funds rate in 2023. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as London Inter-Bank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between the United Kingdom and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results, which could in turn adversely impact our results of operations. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of our investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. There is no guarantee that the actions taken by the Federal Reserve will reduce or eliminate inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasing considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

A large number of entities compete with us to make the types of direct equity investments that we target as part of our business strategy. We compete for such investments with a large number of private equity and venture capital funds, other equity and non- equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to subject to tax as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer financing at more attractive terms than we are able to offer. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make direct equity investments that are consistent with our investment objective.

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

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(9.82)%	(6.07)%	(2.33)%	1.41%	5.15%

(1)	Assumes $157.2 million in total portfolio assets excluding U.S. Treasuries, and $75.0 million in outstanding 6.00% Notes due 2026 as of December 31, 2022.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

●	shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage;

●	any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;

●	if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●	our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% (or 150% if certain requirements are met), and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

●	any future credit facility we may enter would be, subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

●	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness;

●	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on such securities;

●	if we issue preferred stock, the special voting rights and preferences of preferred stockholders may result in such stockholders’ having interests that are not aligned with the interests of our common stockholders, and the rights of our preferred stockholders to dividends and liquidation preferences will be senior to the rights of our common stockholders;

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares; and

●	any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 200% (or 150% if certain requirements are met.)

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

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1. Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements for the year ended December 31, 2022 for more information.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes in tax laws, regulations or administrative interpretations or any amendments thereto could adversely affect us, the entities in which we invest, or the holders of our securities, including our common stock and the 6.00% Notes due 2026. For example, on August 16, 2022, President Joseph R. Biden signed the Inflation Reduction Act of 2022 into law, which may result in different and potentially adverse tax treatment for us, our portfolio companies, or the holder of our securities. Additionally, the Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. . The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences for us, our portfolio companies, and/or our investors. Investors are urged to consult with their tax advisors with respect to the impact of this legislation and the status of any other regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect, potentially with retroactive effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding enacted legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. For example, on August 16, 2022, the Biden Administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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

The SBCAA allows us to incur additional leverage, which could increase the risk of investing in us.

The 1940 Act had generally prohibited us from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, the SBCAA modified the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCAA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and may adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics (including the COVID-19 pandemic);

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

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

The 6.00% Notes due 2026 rank pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by us. The 6.00% Notes due 2026 also rank pari passu with, or equal to, our general liabilities (total liabilities, less debt). In total, these general liabilities were approximately $1.0 million as of December 31, 2022. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of such indebtedness may assert rights equal to the holders of the 6.00% Notes due 2026, which may limit recovery by the holders of the 6.00% Notes due 2026.

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

The indenture under which the 6.00% Notes due 2026 were issued offers limited protection to holders of the 6.00% Notes due 2026. The terms of the indenture and the 6.00% Notes due 2026 do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the 6.00% Notes due 2026. In particular, the terms of the indenture and the 6.00% Notes due 2026 do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 6.00% Notes due 2026, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 6.00% Notes due 2026 to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 6.00% Notes due 2026 and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the 6.00% Notes due 2026 with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals 200% (or 150% if certain requirements are met) after such borrowings. Notwithstanding the foregoing, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not seek the requisite approval under the 1940 Act of our board of directors or our shareholders to reduce our asset coverage below 200%. In addition, we have agreed under the indenture that, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not incur any indebtedness, unless at the time of the incurrence of such indebtedness we have an asset coverage (as defined in the 1940 Act) of at least 300% after giving effect to the incurrence of such indebtedness and the application of the net proceeds therefrom;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 6.00% Notes due 2026, including subordinated indebtedness, except that we have agreed under the indenture that, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. Currently, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% (or 150% if certain requirements are met) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Notwithstanding the foregoing, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not seek the requisite approval under the 1940 Act of our board of directors or our shareholders to reduce our asset coverage below 200%. In addition, we have agreed under the indenture that, for the period of time during which the 6.00% Notes due 2026 are outstanding, we will not purchase any shares of our outstanding capital stock, unless at the time of any such purchase we have an asset coverage (as defined in the 1940 Act) of at least 300% after deducting the amount of such purchase price;

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions, except that we have agreed under the indenture to not incur any secured or unsecured indebtedness that would be senior to the 6.00% Notes due 2026 while the 6.00% Notes due 2026 are outstanding, subject to certain exceptions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market after any future offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares;

●	significant volatility in the market price and trading volume of securities of RICs, BDCs or other financial services companies;

●	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

●	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

●	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

●	general economic conditions and trends;

●	fluctuations in the valuation of our portfolio investments;

●	operating performance of companies comparable to us;

●	market sentiment against technology-related companies; or

●	departures of any of the senior members of our management team.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. For more information, see “Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our investment strategy, and impact our stock price.”

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

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of March 15, 2023, the closing price of our common stock on the Nasdaq Global Select Market was $3.01 per share, which represented an approximately 59.3% discount to our net asset value of $7.39 per share as of December 31, 2022.

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

While we will no longer bear the costs of the various fees and expenses we previously paid to GSV Asset Management under the Investment Advisory Agreement, our direct expenses will generally include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance, as well as costs and expenses related to making and managing our investments. We will also now incur the compensation and benefits costs of our officers and other employees and consultants, and we have issued equity awards to our officers, employees and consultants, which awards may decrease net income and funds from our operations and may dilute our stockholders. We may also be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

Finally, internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of time and money defending claims, which would reduce the amount of funds available for us to make investments and to pay distributions, and may divert our management’s attention from managing our investments.

All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

General Risk Factors

We will likely experience fluctuations in our results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2022, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Terrorist acts, acts of war or natural disasters, including as a result of global climate change, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and may continue to create, economic and political uncertainties and have contributed to global economic instability. Terrorist activities, military or security operations, global health emergencies, or extreme weather conditions or other natural disasters, including as a result of global climate change, could further weaken domestic and/or global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies, and extreme weather conditions or other natural disasters are generally uninsurable. The nature and level of extreme weather conditions or other natural disasters cannot be predicted and may be exacerbated by global climate change.

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

Finally, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. An extended period of remote working, whether by us, our portfolio companies, or our third-party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS.” Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol (“SSSS”). Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value (“NAV”). See “Item 1A. Risk Factors—Risks Related to an Investment in Our Securities.” The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2022, 2021 and 2020, the net asset value per share of our common stock, the range of high and low closing sales prices for our common stock, and such closing sales price as a percentage (premium and discount) to our net asset value per share. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 15, 2023 was $3.01 per share, which represented an approximately 59.3% discount to our net asset value of $7.39 per share as of December 31, 2022.

		Price Range		High Close Price as a	Low Close Price as a
	NAV(1)	High	Low	Premium/(Discount) to NAV(2)	Premium/(Discount) to NAV(2)
Fiscal 2022
Fourth Quarter	$7.39	$4.38	$3.67	(40.7)%	(50.3)%
Third Quarter	7.83	6.81	3.87	(13.0)	(50.6)
Second Quarter	9.24	8.94	6.33	(3.2)	(31.5)
First Quarter	12.22	13.36	8.27	9.3	(32.3)
Fiscal 2021
Fourth Quarter	$11.72	$15.60	$11.41	33.1%	(2.6)%
Third Quarter	14.79	16.25	12.19	9.9	(17.6)
Second Quarter	16.56	15.52	13.07	(6.3)	(21.1)
First Quarter	18.01	15.43	12.33	(14.3)	(31.5)
Fiscal 2020
Fourth Quarter	$15.14	$13.29	$8.16	(12.2)%	(46.1)%
Third Quarter	12.46	14.31	8.63	14.8	(30.7)
Second Quarter	11.84	9.19	5.31	(22.4)	(55.2)
First Quarter	10.22	7.00	3.61	(31.5)	(64.7)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low close prices. The NAV per share figures shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low close sales price divided by the NAV and subtracting 1.

Holders

As of March 15, 2023, there were 6 holders of record of our common stock (including Cede & Co.).

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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2022. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our consolidated financial statements as of December 31, 2022 for more information. The Taxable Subsidiaries included in our consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2022. The graph assumes that, on December 31, 2017, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2017, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
SSSS	$100.00	$95.78	$126.01	$272.97	$471.18	$139.92
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
Nasdaq Stock Index	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61

The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the year ended December 31, 2022 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2022	—	$—	—	$9,617,312
February 1 through February 28, 2022	—	—	—	9,617,312
March 1 through March 31, 2022	153,517	8.86	153,517	23,257,705
April 1 through April 30, 2022	431,134	8.57	431,134	19,562,554
May 1 through May 31, 2022	250,000	8.09	250,000	17,540,619
June 1 through June 30, 2022	174,025	6.76	174,025	16,364,771
July 1 through July 31, 2022	—	—	—	16,364,771
August 1 through August 31, 2022	—	—	—	16,364,771
September 1 through September 30, 2022	2,000,000	6.60	2,000,000	16,364,771
October 1 through October 31, 2022	—	—	—	16,364,771
November 1 through November 30, 2022	50,000	4.26	—	16,364,771
December 1 through December 31, 2022	92,508	3.73	—	16,364,771
Total	3,151,184		3,008,676

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

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 2,000,000 shares, representing 6.6% of its then outstanding shares, on or about September 12, 2022 at a price of $6.60 per share. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the year ended December 31, 2022, we repurchased 1,008,676 shares, respectively, of our common stock under the Share Repurchase Program. As of December 31, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, Marcum LLP, on the senior securities table, as of December 31, 2022, 2021 and 2020, is attached as an exhibit to this annual report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit
6.00% Notes due 2026
Fiscal 2022(4)	$75,000,000	$3,800	—	$24.83
Fiscal 2021(4)	75,000,000	5,865	—	25.52
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018	—	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
Fiscal 2014	—	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A
4.75% Convertible Senior Notes due 2023
Fiscal 2022	$—	$3,800	—	N/A
Fiscal 2021(5)	—	5,865	—	N/A
Fiscal 2020(5)	38,215,000	8,892	—	N/A
Fiscal 2019	40,000,000	5,998	—	N/A
Fiscal 2018	40,000,000	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
Fiscal 2014	—	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A
5.25% Convertible Senior Notes due 2018
Fiscal 2022	$—	$3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018(6)	—	5,884	—	N/A
Fiscal 2017	69,000,000	3,968	—	N/A
Fiscal 2016	69,000,000	3,784	—	N/A
Fiscal 2015	69,000,000	4,884	—	N/A
Fiscal 2014	69,000,000	4,286	—	N/A
Fiscal 2013	69,000,000	5,173	—	N/A
Credit Facility
Fiscal 2022	$—	$3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019(7)	—	5,998	—	N/A
Fiscal 2018(7)	—	5,884	—	N/A
Fiscal 2017(7)	—	3,968	—	N/A
Fiscal 2016(8)	—	3,784	—	N/A
Fiscal 2015(8)	—	4,884	—	N/A
Fiscal 2014(8)	18,000,000	4,286	—	N/A
Fiscal 2013	—	5,173	—	N/A

(1)	Total gross amount of each class of senior securities outstanding at the end of the period presented, before deduction of discount and debt issuance costs.

(2)	Asset coverage per unit for a class of senior securities is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by the Company as of the stated time periods.
(4)	The 6.00% Notes due 2026 were issued on December 17, 2021.
(5)	For the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The 4.75% Convertible Senior Notes due 2023 were repaid in full with interest on March 29, 2021.
(6)	The 5.25% Convertible Senior Notes due 2018 were repaid in full with interest on September 15, 2018.
(7)	Represents amounts under the $12.0 million senior secured revolving Credit Facility with Western Alliance Bank which matured on May 31, 2019.
(8)	Represents amounts under the $18.0 million Credit Facility with SVB which matured on December 31, 2016.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock)(8):
Operating expenses	5.55%	(5)
Interest payments on borrowed funds	2.34%	(6)
Other expenses	0.76%	(7)
Total annual expenses	8.65%

(1)	In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.

(2)	In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses. Our common stockholders will bear, directly or indirectly, the expenses of any offering of our securities, including debt securities.
(3)	Under our distribution reinvestment plan (the “DRIP”), the plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by his or its written or telephonic notice to the plan administrator in advance of termination to have the plan administrator sell part or all of his or its shares and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus brokerage commission from the proceeds. The expenses of our DRIP are included in “Other Expenses.”
(4)	The total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.
(5)	Operating expenses in this table represent estimated annual operating expenses based upon the actual annual operating expenses of SuRo Capital Corp. and its consolidated subsidiaries for the year ended December 31, 2022. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(6)	We are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in us. Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our outstanding 6.00% Notes due 2026 as of December 31, 2022.
(7)	“Other expenses,” which we calculate to equal approximately $1.6 million, are estimated based upon actual “Other expenses” for the year ended December 31, 2022.
(8)	“Net assets attributable to common stock,” which we calculate to equal approximately $210.0 million, reflect our net assets for the year ended December 31, 2022.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$85	$246	$376	$635

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at net asset value participants in our DRIP will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date, which may be at, above or below net asset value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distributions” for additional information regarding our DRIP.

Item 6. [Reserved]

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

Our History

We formed in 2010 as a Maryland corporation and operate as an internally managed, non-diversified closed-end management investment company. Our investment activities are supervised by our Board of Directors and managed by our executive officers and investments professionals, all of which are our employees.

Our date of inception was January 6, 2011, which is the date we commenced development stage activities. We commenced operations as a BDC upon completion of our IPO in May 2011 and began our investment operations during the second quarter of 2011.

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.”

On and effective March 12, 2019, our Board of Directors approved our Internalization, and we began operating as an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with its management. As an internally managed BDC, we are managed by our employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding our compensation structure.

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

Portfolio and Investment Activity

Year Ended December 31, 2022

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2022, of all of our portfolio investments, excluding U.S. Treasury bills, was $157,188,578.

During the year ended December 31, 2022, we funded investments in an aggregate amount of $23,665,080 (not including capitalized transaction costs or investments in short-term U.S. Treasury investments) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Shogun Enterprises, Inc. (d/b/a Hearth)	Convertible Note 0.5%, Due 4/18/2024	5/2/2022	$500,000
EDGE Markets, Inc.	Preferred shares, Series Seed	5/18/2022	500,000
Whoop, Inc.	Preferred shares, Series C	6/30/2022	10,000,000
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 8/17/2023	8/17/2022	1,000,000
Orchard Technologies, Inc.	Simple Agreement for Future Equity (SAFE)	9/2/2022	500,000
Forge Global, Inc.(1)	Common shares	9/30/2022	915,076
YouBet Technology, Inc. (d/b/a FanPower)	Preferred shares, Series Seed-2	11/17/2022	249,999
Locus Robotics Corp.	Preferred shares, Series F	11/30/2022	10,000,005
Total			$23,665,080

(1)	On and effective August 5, 2022, SuRo Capital Corp. notified Forge Global, Inc. of its intent to net exercise via cashless settlement its 230,144 common warrants in Forge Global, Inc. into 53,283 shares of Forge Global Inc.’s public common stock, pursuant to the net exercise formula in the warrant agreement. The exercise was effectuated on September 30, 2022.

During the year ended December 31, 2022, we capitalized fees of $33,384.

During the year ended December 31, 2022, we exited or received proceeds from investments in the amount of $9,063,919, net of transaction costs, and realized a net gain/(loss) on investments of $(5,905,453) (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(3)	Various	48,713	$23.50	$1,144,774	$170,103
Rover Group, Inc.(4)	Various	838,381	4.93	4,131,112	1,624,993
Rent the Runway, Inc.(5)	Various	260,000	3.56	925,289	(3,025,364)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Various	N/A	N/A	1,000,000	—
True Global Ventures 4 Plus Pte Ltd(7)	5/31/2022	N/A	N/A	874,470	160,965
Palantir Lending Trust SPV I(8)	7/14/2022	N/A	N/A	611,930	610,790
Enjoy Technology, Inc.(9)	Various	947,297	0.26	246,134	(5,280,642)
Kahoot! ASA(10)	10/19/2022	61,367	2.12	130,210	(151,861)
Total				$9,063,919	$(5,891,016)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of December 31, 2022, SuRo Capital Corp. held 229,758 remaining NewLake Capital Partners, Inc. public common shares.
(4)	As of October 11, 2022, SuRo Capital Corp. had sold all its public common shares of Rover Group, Inc.
(5)	As of December 31, 2022, SuRo Capital Corp. held 79,191 remaining Rent the Runway, Inc. public common shares.
(6)	During the year ended December 31, 2022, approximately $1.2 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(7)	On May 31, 2022, SuRo Capital Corp. received an $874,470 cash distribution from True Global Ventures 4 Plus Pte Ltd.
(8)	On July 14, 2022, a final payment was received for the remaining 512,290 Class A common shares of Palantir Technologies, Inc. that comprised the beneficial equity interest in underlying shares. The realized gain from SuRo Capital Corp.’s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of shares collateralizing the repaid promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(9)	As of August 12, 2022, SuRo Capital Corp. had sold all its public common shares of Enjoy Technology, Inc.
(10)	As of December 31, 2022, SuRo Capital Corp. held 38,305 remaining Kahoot! ASA public common shares.

During the year ended December 31, 2022, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series B preferred warrants with a strike price of $2.31 expired on May 29, 2022.

Year Ended December 31, 2021

During the year ended December 31, 2021, we funded investments in an aggregate amount of $81,668,146 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common shares	2/12/2021	$499,986
Churchill Sponsor VI LLC(1)	Common share units & Warrant units	2/25/2021	200,000
Churchill Sponsor VII LLC(2)	Common share units & Warrant units	2/25/2021	300,000
Shogun Enterprises, Inc.(3)	Preferred shares, Series B-1 & Series B-2	2/26/2021	6,999,992
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity (“SAFE”)	3/26/2021	1,000,000
Churchill Capital Corp. II(4)	Common shares, Class A	6/8/2021	10,000,000
Trax Ltd.	Common shares & Investec Preferred shares	6/9/2021	10,000,000
Blink Health, Inc.	Preferred shares, Series C	6/28/2021	4,999,987
Colombier Sponsor LLC(5)	Class B Units & Class W Units	Various	2,711,842
AltC Sponsor LLC(6)	Share units	7/21/2021	250,000
PayJoy, Inc.	Preferred shares	7/23/2021	2,500,002
Orchard Technologies, Inc.	Preferred shares, Series D	8/9/2021	9,999,996
Varo Money, Inc.	Common shares	8/11/2021	10,000,371
YouBet Technology, Inc. (d/b/a PickUp)	Preferred shares, Series Seed-2	8/26/2021	499,999
True Global Ventures 4 Plus Pte Ltd(7)	Limited Partner Fund Investment	8/27/2021	706,000
Architect Capital PayJoy SPV, LLC(8)	Membership Interest in Lending SPV	Various	10,000,000
Rebric, Inc. (d/b/a Compliable)	Preferred shares, Series Seed-4	10/12/2021	1,000,000
Course Hero, Inc.	Preferred shares, Series C	11/5/2021	9,999,971
Total			$81,668,146

(1)	Churchill Sponsor VI LLC is the sponsor of Churchill Capital Corp VI, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VI LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling board member of Churchill Capital Corp VI.
(2)	Churchill Sponsor VII LLC is the sponsor of Churchill Capital Corp VII, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our investment in Churchill Sponsor VII LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling board member of Churchill Capital Corp VII.
(3)	The Company’s initial investment in Shogun Enterprises, Inc. on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, is a non-controlling member of the board of directors of Shogun Enterprises, Inc., and holds a minority equity interest in such portfolio company.
(4)	On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. This investment constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark Klein, our Chairman, CEO and President, has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp II, and is a non-controlling board member of Churchill Capital Corp II.
(5)	Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies.
(6)	AltC Sponsor LLC is the sponsor of AltC Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company’s investment in AltC Sponsor LLC constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp.
(7)	As of December 31, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.
(8)	As of December 31, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.’s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

During the year ended December 31, 2021, we capitalized fees of $47,893.

During the year ended December 31, 2021, we exited or received proceeds from investments in an amount of $259,698,537, net of transaction costs, and realized a net gain on investments of $218,735,504 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
Palantir Technologies, Inc.(3)	Various	4,618,952	$26.72	$123,419,184	$110,544,068
Palantir Lending Trust SPV I(4)	Various	N/A	N/A	2,172,637	2,172,637
Residential Homes for Rent, LLC (d/b/a Second Avenue)(5)	Various	N/A	N/A	1,386,457	—
SP Holdings Group, Inc.	4/28/2021	2,542,587	0.19	490,246	490,246
CUX, Inc. (d/b/a CorpU)(6)	8/24/2021	N/A	N/A	6,009,092	1,968,218
Clever, Inc.(7)	9/3/2021	1,799,047	1.67	3,011,486	1,010,886
Skillsoft Corp.	Various	18,157	12.63	229,269	47,699
Coursera, Inc.(8)	Various	3,128,361	36.86	115,325,000	97,965,464
Tynker (f/k/a Neuron Fuel, Inc.)(9)	12/6/2021	534,162	5.44	2,907,951	2,598,640
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Various	167,755	28.30	4,747,215	1,390,636
Total				$259,698,537	$218,188,494

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of March 4, 2021, all remaining shares of Palantir Technologies, Inc. held by us had been sold.
(4)	The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. to which SuRo Capital Corp. retains a beneficial equity upside interest. As of December 31, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions. The realized gain from SuRo Capital Corp.’s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(5)	During the year ended December 31, 2021, approximately $1.4 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and approximately $0.4 million was attributed to interest.
(6)	As of December 31, 2021, net proceeds includes approximately $0.3 million in additional proceeds currently held in escrow.
(7)	On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 86,800 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of December 31, 2021, SuRo Capital Corp.’s common shares in Kahoot! ASA were subject to certain lock-up restrictions.
(8)	As of November 4, 2021, all remaining shares of Coursera, Inc. held by us had been sold.
(9)	As of December 31, 2021, net proceeds includes approximately $0.4 million in additional proceeds currently held in escrow.

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

During the year ended December 31, 2020, we exited investments in an amount of $31,245,944, net of transaction costs, and realized a net gain on investments of $16,441,223 (including U.S. Treasury investments and adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Net Proceeds	Realized Gain/(Loss)(1)
Parchment, Inc.(2)	$10,876,621	$6,785,364
4C Insights (f/k/a The Echo Systems Corp.)(3)	807,952	(628,452)
Palantir Technologies, Inc.(4)	11,671,878	8,357,068
Palantir Lending Trust SPV I(5)	7,889,493	988,892	(6)
Total	$31,245,944	$15,502,872

(1)	Realized gain/(loss) does not include amounts held in escrow receivable or any realized gain/(loss) incurred on the maturity of our U.S. Treasury investments.
(2)	On January 31, 2020, Parchment, Inc. closed a merger with Credentials Solutions. As a result of the transaction, we received $10,876,621 in net proceeds. As of December 31, 2020, we received all escrow proceeds of $90,275.
(3)	On July 29, 2020, SuRo Capital Corp. exited its investment in 4C Insights (f/k/a The Echo Systems Corp.). In connection with this exit, SuRo Capital Corp. received 112,374 Class A common shares in Kinetiq Holdings, LLC in addition to cash proceeds and amounts currently held in escrow. As of December 31, 2020, we have received $12,900 in escrow proceeds, and expect to receive $43,223 in additional escrow proceeds in 2021.
(4)	As of December 31, 2020, we held 4,618,952 remaining Class A common shares of Palantir Technologies, Inc., all of which were subject to lock-up restrictions.

(5)	The Palantir Lending Trust SPV I promissory note was initially collateralized with 2,260,000 Class A common shares of Palantir Technologies, Inc. The collateralized loan to Palantir Lending Trust SPV I matures on June 19, 2022 and includes a 15% interest rate. Through the collateralized loan, SuRo Capital Corp. participated in additional upside in a future Palantir Technologies, Inc. liquidity event by receiving a percentage of the share price appreciation as captured in the Equity Participation in Underlying Collateral security. As of December 31, 2020, the balance of the loan and all guaranteed interest has been fully repaid, and SuRo Capital Corp. retains the right to upside on 1,312,290 shares as captured in the Equity Participation in Underlying Collateral security. The net proceeds figure does not include accrued guaranteed interest received of $782,125.
(6)	The realized gain from SuRo Capital Corp.’s investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of a portion of the shares collateralizing the promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.

During the year ended December 31, 2020, we did not write-off any investments and our CUX, Inc. (d/b/a CorpU) Series D preferred warrants with a strike price of $4.59, expired on February 14, 2020.

Results of Operations

Comparison of the years ended December 31, 2022, 2021, and 2020

Operating results for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Total Investment Income	$3,456,193	$1,470,842	$1,824,127
Interest income	2,914,954	897,772	1,006,510
Dividend income	541,239	573,070	817,617
Total Operating Expenses	$18,164,201	$11,401,661	$16,338,543
Compensation expense	7,566,452	6,162,716	8,801,841
Directors’ fees	675,716	752,442	445,000
Professional fees	3,395,260	2,665,689	2,962,781
Interest expense	4,845,549	693,526	2,247,817
Income tax expense	82,238	9,347	43,574
Other expenses	1,598,986	1,117,941	1,837,530
Net Investment Loss	$(14,708,008)	$(9,930,819)	$(14,514,416)
Net realized gain/(loss) on investments	(5,905,453)	218,735,504	16,441,223
Net change in unrealized appreciation/(depreciation) of investments	(111,563,592)	(61,732,964)	73,410,631
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(132,177,053)	$147,071,721	$75,337,438

Investment Income

For the year ended December 31, 2022 as compared to the year ended December 31, 2021

Investment income increased to $3,456,193 for the year ended December 31, 2022 from $1,470,842 for the year ended December 31, 2021. The net increase between periods was due to increases in interest income from U.S. Treasury Bills, Xgroup Holdings Limited (d/b/a Xpoint), Architect Capital PayJoy SPV, LLC, and Shogun Enterprises, Inc. (d/b/a Hearth) plus an increase in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) and interest on idle cash. The increase was offset by a decrease in interest income from Residential Homes for Rent, LLC (d/b/a Second Avenue) and Neutron Holdings, Inc. (d/b/a/ Lime), plus a cessation in dividend income from Treehouse Real Estate Investment Trust, Inc. during the year ended December 31, 2022, relative to the year ended December 31, 2021.

For the year ended December 31, 2021 as compared to the year ended December 31, 2020

Investment income decreased to $1,470,842 for the year ended December 31, 2021 from $1,824,127 for the year ended December 31, 2020. The net decrease between periods was due to a decrease in dividend income from SPBRX, Inc. (f/k/a GSV Sustainability Partners, Inc.), and a decrease in accrued interest income from Palantir Lending Trust SPV I. The decrease was offset by an increase in dividend income from Aventine Property Group, Inc., Treehouse Real Estate Investment Trust, Inc., and NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.), and interest income from the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan, Enjoy Technology, Inc. convertible promissory note, and Architect Capital PayJoy SPV, LLC membership interest in lending SPV during the year ended December 31, 2021, relative to the year ended December 31, 2020.

Operating Expenses

For the year ended December 31, 2022 as compared to the year ended December 31, 2021

Total operating expenses increased to $18,164,201 for the year ended December 31, 2022 from $11,401,661 for the year ended December 31, 2021. The increase in operating expense was primarily due to an increase in interest expense, compensation expense, and professional fees during the year ended December 31, 2022, relative to the year ended December 31, 2021.

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

Net Investment Loss

For the year ended December 31, 2022 as compared to the year ended December 31, 2021

For the year ended December 31, 2022, we recognized a net investment loss of $14,708,008, compared to a net investment loss of $9,930,819 for the year ended December 31, 2021. The change between periods resulted from the increase in operating expenses offset by an increase in total investment income between periods during the year ended December 31, 2022, relative to the year ended December 31, 2021.

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

Net Realized Gain/(Loss) on Investments

For the year ended December 31, 2022 as compared to the year ended December 31, 2021

For the year ended December 31, 2022, we recognized a net realized loss on our investments of $5,905,453, compared to a net realized gain of $218,735,504 for the year ended December 31, 2021. The components of our net realized gains on portfolio investments for the year ended December 31, 2022 and 2021, excluding U.S. Treasury investments and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

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

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2022 , we had a net change in unrealized appreciation/(depreciation) of $(111,563,592). For the year ended December 31, 2021, we had a net change in unrealized appreciation/(depreciation) of $(61,732,964). For the year ended December 31, 2020, we had a net change in unrealized appreciation/(depreciation) of $73,410,631. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the year ended December 31, 2022, 2021, and 2020.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2022
True Global Ventures 4 Plus Pte Ltd(1)	$3,106,863
Rent the Runway(1)	1,773,329
StormWind, LLC	(1,879,887)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(3,331,136)
Blink Health, Inc.	(3,365,627)
Whoop, Inc.	(3,927,419)
Neutron Holdings, Inc. (d/b/a/ Lime)	(3,991,353)
Shogun Enterprises, Inc. (d/b/a Hearth)	(4,225,397)
Aspiration Partners, Inc.	(4,514,232)
Rover Group, Inc.(1)	(5,259,385)
Varo Money, Inc.	(7,254,893)
Trax Ltd.	(7,442,485)
Skillsoft Corp.	(7,707,467)
Nextdoor Holdings, Inc.	(8,726,545)
Forge Global, Inc.	(17,594,073)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(37,290,369)
Other(2)	66,484
Total	$(111,563,592)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)	“Other” represents investments, including U.S. Treasury bills, for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2022.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2021	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2020
Course Hero, Inc.	$42,752,699	Palantir Technologies, Inc.(1)	$66,368,123
Forge Global, Inc.	10,976,202	Coursera, Inc.	16,772,218
Aspiration Partners, Inc.	7,597,596	Course Hero, Inc.	9,405,053
Rover Group, Inc.	6,290,626	Forge Global, Inc.(1)	7,513,356
StormWind, LLC	3,872,381	Palantir Lending Trust SPV I(1)	2,550,762
CUX, Inc. (d/b/a CorpU)(1)	3,654,203	Nextdoor Holdings, Inc.	1,968,755
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	1,905,116	4C Insights (f/k/a The Echo Systems Corp.)(1)	1,414,905
Varo Money, Inc.	(1,463,873)	Aspiration Partners, Inc.	(1,334,698)
Palantir Lending Trust SPV I	(1,620,240)	StormWind, LLC	(1,342,526)
Enjoy Technology, Inc.	(2,514,243)	NestGSV, Inc. (d/b/a GSV Labs, Inc.)	(2,326,760)
Rent the Runway, Inc.	(2,581,146)	Treehouse Real Estate Investment Trust, Inc.	(4,063,112)
Ozy Media, Inc.	(10,098,381)	SharesPost, Inc.(1)	(4,693,514)
Coursera, Inc.(1)	(35,822,601)	Ozy Media, Inc.	(5,585,800)
Palantir Technologies, Inc.(1)	(81,760,272)	Neutron Holdings, Inc. (d/b/a/ Lime)	(6,515,508)
Other(2)	(2,921,031)	Parchment, Inc.(1)	(6,895,603)
		Other(2)	174,980

Total	$(61,732,964)	Total	$73,410,631

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2021 and 2020.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our consolidated financial statements as of December 31, 2022 for details regarding activity in our investment portfolio from January 1, 2023 through March 15, 2023.

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

Notice of Terminating Custody Agreements

On March 10, 2023, the Company and U.S. Bank Trust Company, National Association (the ““Securities Custodian”) ”) and U.S. Bank National Association (the “Document Custodian” and, together with the Custodian, the “U.S. Bank Entities”) agreed to terminate, effective as of May 9, 2023 or such later date as the parties mutually agree, the Custody Agreement, dated as of October 28, 2022, between the Company and the Custodian (the “Securities Custody Agreement”), and the Document Custody Agreement, dated as of October 28, 2022, between the Company and the Document Custodian (the “Document Custody Agreement” and, together with the Securities Custody Agreement, the “Custody Agreements”). We have commenced a transition process with the U.S. Bank Entities, and we are currently in discussions with a number of reputable qualified custodians that we expect will be able to fulfill the Company’s needs in providing the custodial services currently provided by the U.S. Bank Entities without disruption. The termination of the Custody Agreements followed a determination by the parties that the arrangements set forth by the Custody Agreements were no longer mutually beneficial. We do not believe that such termination will have a material adverse impact on our operations or financial condition. See “Item 9B. Other Information” of this Form 10-K for additional information.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “At-the-Market Offering”. In addition, on March 28, 2018, we issued $40.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2023, the outstanding principal amount of which we redeemed in full on March 29, 2021. On December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2022.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the year ended December 31, 2022, our operating expenses were $18,164,201. For the years ended December 31, 2021 and 2020, our operating expenses were $11,401,661 and $16,338,543, respectively.

Cash Reserves and Liquid Securities	December 31, 2022	December 31, 2021	December 31, 2020
Cash	$40,117,598	$198,437,078	$45,793,724
Cash Equivalents:
U.S. Treasury bills(3)	85,056,817	—	$—
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	13,298,992	16,970,411	—
Subject to other sales restrictions(2)	24,493	27,602,814	94,635,398
Securities of publicly traded portfolio companies	13,323,485	44,573,225	94,635,398
Total Cash Reserves and Liquid Securities	$138,497,900	$243,010,303	$140,429,122

(1)	“Unrestricted securities” represents common stock of our publicly traded companies that are not subject to any restrictions upon sale. We may incur losses if we liquidate these positions to pay operating expenses or fund new investments.
(2)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock and options of our publicly traded companies that are subject to certain lock-up restrictions.
(3)	Consists of short-term U.S. Treasury bills

During the year ended December 31, 2022, cash decreased to $40,117,598 from $198,437,078 at the beginning of the year. The decrease in cash was primarily due to the purchase of new investments including U.S. Treasury bills, the payment of our dividends, the Modified Dutch Auction Tender Offer and share repurchases under the Share Repurchase Program, interest on the 6.00% Notes due 2026, and to pay our operating expenses offset by proceeds from the sale of public investments and other investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2022 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Notes(1)	$75.0	$—	$—	$75.0	$—
Operating lease liability	0.3	0.2	0.1	—	—
Total	$75.3	$0.2	$0.1	$75.0	$—

(1)	The balance shown for the “Notes” reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of December 31, 2022. Refer to “Note 10—Debt Capital Activities” in our consolidated financial statements as of December 31, 2022 for more information.

Share Repurchase Program

During the year ended December 31, 2022, the Company repurchased 1,008,676 shares of the Company’s common stock under the Share Repurchase Program. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock under the Share Repurchase Program. As of December 31, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act. For more information on the Share Repurchase Program, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Issuer Repurchases of Equity Securities” and “Note 5—Common Stock” to our consolidated financial statements as of December 31, 2022.

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

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 2,000,000 shares, representing 6.6% of its then outstanding shares, on or about September 12, 2022 at a price of $6.60 per share. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the year ended December 31, 2022, the Company issued and sold 17,807 shares under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of December 31, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

During the year ended December 31, 2021, we issued and sold 5,900 shares under the ATM Program at a weighted-average price of $13.42 per share, for gross proceeds of $79,198 and net proceeds of $78,608, after deducting commissions to the Agents on shares sold. As of December 31, 2021, up to approximately $99.0 million in aggregate amount of the shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our consolidated financial statements as of December 31, 2022 for more information regarding the ATM Program.

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

During the year ended December 31, 2021 the Company issued 4,097,808 shares of its common stock and cash for fractional shares upon the conversion of approximately $37.9 million in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The Company also redeemed approximately $0.3 million of aggregate principal amount for cash plus accrued and unpaid interest on March 29, 2021. During the year ended December 31, 2020, the Company issued 174,888 shares of its common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023.

Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2022 for more information regarding the 4.75% Convertible Senior Notes due 2023.

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

Refer to “Note 10—Debt Capital Activities” to our consolidated financial statements as of December 31, 2022 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2022.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our consolidated financial statements as of December 31, 2022 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our consolidated financial statements as of December 31, 2022 for more information.

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

As of December 31, 2022, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SuRo Capital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2022, the financial highlights (presented in Note 8) for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2022 and the financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Investments – Level 3 Investments in Preferred Stock, Common Stock, Debt Investments and Options

As described in Note 4 to the financial statements, approximately 59% of the Company’s $242 million total investments in securities as of December 31, 2022 represents investments in level 3 preferred stock, common stock, debt investments and options issued by private companies whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs with respect to the revenue and/or other multiples utilized, liquidation value, financing risk, term to expiration and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in preferred stock, common stock, debt investments and options is a critical audit matter are the significant judgment involved by management in determining the fair value of these level 3 investments, including the use of various valuation techniques and significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained relating to the valuation techniques and significant unobservable inputs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements and financial highlights. Our principle audit procedures included, among others:

(i) testing the completeness and accuracy of management’s valuations, including evaluating the appropriateness of management’s methodologies, evaluating the reasonableness of assumptions and significant unobservable inputs, including revenue and/or other multiples utilized, liquidation value, financing risk, term to expiration and discount rates; and

(ii) the involvement of professionals with specialized skills and knowledge to assist in the assessment of the fair values for a sample of investments, including reviewing the valuation methodologies, assessing the assumptions utilized in developing the estimates, and evaluating the reasonableness of management’s conclusions in deriving the valuations.

/s/ Marcum LLP

San Francisco, CA

March 16, 2023

We have served as the Company’s auditor since 2019.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $155,103,810 and $146,360,300, respectively)	$130,901,546	$231,768,290
Non-controlled/affiliate investments (cost of $41,140,804 and $41,211,183, respectively)	12,591,162	14,609,089
Controlled investments (cost of $19,883,894 and $19,883,894, respectively)	13,695,870	13,758,874
Total Portfolio Investments	157,188,578	260,136,253
Investments in U.S. Treasury bills (cost of $84,999,598 and $0, respectively)	85,056,817	—
Total Investments (cost of $301,128,106 and $207,455,377, respectively)	242,245,395	260,136,253
Cash	40,117,598	198,437,078
Proceeds receivable	—	52,493
Escrow proceeds receivable	628,332	2,046,645
Interest and dividends receivable	138,766	83,655
Deferred financing costs	555,761	621,719
Prepaid expenses and other assets(1)	727,006	937,984
Total Assets	284,412,858	462,315,827
LIABILITIES
Accounts payable and accrued expenses(1)	708,827	875,047
Accrued interest payable	—	175,000
Dividends payable	296,170	23,390,048
6.00% Notes due December 30, 2026(2)	73,387,159	73,029,108
Total Liabilities	74,392,156	97,469,203
Commitments and contingencies (Notes 7 and 10)
Net Assets	$210,020,702	$364,846,624
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 28,429,499 and 31,118,556 issued and outstanding, respectively)	$284,295	$311,185
Paid-in capital in excess of par	330,899,254	350,079,409
Accumulated net investment loss	(64,832,605)	(50,124,597)
Accumulated net realized gain on investments, net of distributions	2,552,465	11,899,742
Accumulated net unrealized appreciation/(depreciation) of investments	(58,882,707)	52,680,885
Net Assets	$210,020,702	$364,846,624
Net Asset Value Per Share	$7.39	$11.72

See accompanying notes to consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of December 31, 2022, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2021, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.13%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$403,029	$507,772	$1,035,694
Dividend income	541,239	470,438	50,000
Non-controlled/affiliate investments:
Interest income/(reversal of accrued interest)	—	—	(29,184)
Dividend income	—	102,632	317,617
Controlled investments:
Interest income	1,685,000	390,000	—
Dividend income	—	—	450,000
Interest income from U.S. Treasury bills	826,925	—	—
Total Investment Income	3,456,193	1,470,842	1,824,127
OPERATING EXPENSES
Compensation expense	7,566,452	6,162,716	8,801,841
Directors’ fees(1)	675,716	752,442	445,000
Professional fees	3,395,260	2,665,689	2,962,781
Interest expense	4,845,549	693,526	2,247,817
Income tax expense	82,238	9,347	43,574
Other expenses	1,598,986	1,117,941	1,837,530
Total Operating Expenses	18,164,201	11,401,661	16,338,543
Net Investment Loss	(14,708,008)	(9,930,819)	(14,514,416)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(5,835,074)	216,870,940	16,441,223
Non-controlled/affiliate investments	(70,379)	1,864,564	—
Net Realized Gain/(Loss) on Investments	(5,905,453)	218,735,504	16,441,223
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(109,553,034)	(59,057,641)	82,163,227
Non-controlled/affiliate investments	(1,947,553)	(2,902,517)	(8,786,596)
Controlled investments	(63,005)	227,194	34,000
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(111,563,592)	(61,732,964)	73,410,631
Net Change in Net Assets Resulting from Operations	$(132,177,053)	$147,071,721	$75,337,438
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(4.40)	$5.69	$4.21
Diluted(2)	$(4.40)	$5.52	$3.56
Weighted-Average Common Shares Outstanding
Basic	30,023,202	25,861,642	17,910,353
Diluted(2)	30,023,202	26,758,367	21,790,898

See accompanying notes to consolidated financial statements.

(1)	For the year ended December 31, 2021, this balance includes $209,360 of stock-based compensation expense related to the 2020 annual non-employee director grants. Refer to “Note 11—Stock-Based Compensation” for more detail.
(2)	As of December 31, 2022 and 2021, there were no potentially dilutive securities outstanding. For the year ended December 31, 2020, 0 potentially dilutive common shares were excluded from the weighted average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2022	2021	2020
Change in Net Assets Resulting from Operations
Net investment loss	$(14,708,008)	$(9,930,819)	$(14,514,416)
Net realized gain/(loss) on investments	(5,905,453)	218,735,504	16,441,223
Net change in unrealized appreciation/(depreciation) of investments	(111,563,592)	(61,732,964)	73,410,631
Net Change in Net Assets Resulting from Operations	(132,177,053)	147,071,721	75,337,438
Distributions
Dividends declared	(3,441,824)	(212,197,025)	(16,947,366)
Total Distributions	(3,441,824)	(212,197,025)	(16,947,366)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	229,896	78,608	49,882,319
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	37,259,819	1,810,956
Stock-based compensation(1)	2,015,600	1,306,615	1,962,431
Issuance of common stock from stock dividend	—	89,743,813	—
Repurchases of common stock	(21,452,541)	—	(10,379,994)
Net Change in Net Assets Resulting from Capital Transactions	(19,207,045)	128,388,855	43,275,712
Total Change in Net Assets	(154,825,922)	63,263,551	101,665,784
Net Assets at Beginning of Year	364,846,624	301,583,073	199,917,289
Net Assets at End of Year	$210,020,702	$364,846,624	$301,583,073

Capital Share Activity
Shares outstanding at beginning of year	31,118,556	19,914,023	17,564,244
Issuance of common stock from public offering	17,807	5,900	3,808,979
Issuance of common stock under restricted stock plan, net	301,812	369,298	21,760
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	4,097,808	174,888
Issuance of common stock from stock dividend	—	6,731,527	—
Shares repurchased	(3,008,676)	—	(1,655,848)
Shares Outstanding at End of Year	28,429,499	31,118,556	19,914,023

See accompanying notes to consolidated financial statements.

(1)	For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to “Note 11— Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(132,177,053)	$147,071,721	$75,337,438
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gain)/loss on investments	5,905,453	(218,735,504)	(16,441,223)
Net change in unrealized (appreciation)/depreciation of investments	111,563,592	61,732,964	(73,410,631)
Amortization of discount on 4.75% Convertible Senior Notes due 2023	—	76,927	376,802
Amortization of discount on 6.00% Notes due 2026	425,550	16,310	—
Stock-based compensation(1)	2,015,600	1,306,615	1,962,431
Adjustments to escrow proceeds receivable	(859,121)	1,934,622	844,825
Forfeited interest on 4.75% Convertible Senior Notes due 2023	—	102,917	25,996
Purchases of investments in:
Portfolio investments	(22,783,388)	(81,716,039)	(31,433,027)
U.S. Treasury bills	(184,172,673)	—	(450,000,084)
Proceeds from sales or maturity of investments in:
Portfolio investments	9,063,919	257,427,478	31,245,944
U.S. Treasury bills	99,173,075	150,000,000	350,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	210,978	47,566	770,383
Interest and dividends receivable	(55,111)	83,343	(82,368)
Proceeds receivable	52,493	(52,493)	—
Escrow proceeds receivable	1,418,313	(1,194,183)	(587,154)
Payable for securities purchased	—	(134,250,000)	89,503,340
Accounts payable and accrued expenses	(166,220)	112,735	(381,611)
Payable to executive officers	—	—	(1,369,873)
Income tax payable	—	(35,850)	35,850
Accrued interest payable	(175,000)	(278,803)	(21,197)
Net Cash Provided by/(Used in) Operating Activities	(110,559,593)	183,650,326	(23,624,159)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	229,896	78,608	49,882,319
Proceeds from the issuance of 6.00% Notes due 2026	—	75,000,000	—
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)	—
Deferred debt issuance costs	—	(1,970,892)	—
Repurchases of common stock	(21,452,541)	—	(10,379,995)
Cash dividends paid	(26,535,702)	(103,458,098)	(14,659,850)
Cash paid for fractional shares	—	(399)	(40)
Deferred financing costs	(1,540)	(366,191)	(285,814)
Net Cash Provided by/(Used in) Financing Activities	(47,759,887)	(31,006,972)	24,556,620
Total Increase/(Decrease) in Cash Balance	(158,319,480)	152,643,354	932,461
Cash Balance at Beginning of Year	198,437,078	45,793,724	44,861,263
Cash Balance at End of Year	$40,117,598	$198,437,078	45,793,724
Supplemental Information:	2022	2021	2020
Interest paid	$4,662,500	$794,206	1,874,294
Taxes paid	82,238	43,499	5,859
Conversion of 4.75% Convertible Senior Notes due 2023	—	37,925,000	1,785,000

See accompanying notes to consolidated financial statements.

(1)	For the year ended December 31, 2020, this balance includes $1,962,431 of accelerated recognition of compensation cost related to the cancellation of unvested options on April 28, 2020. Refer to “Note 11— Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$40,541,403	19.30%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.76%
Total				14,999,972	50,541,374	24.06%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	949,924	0.45%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	4.76%
Total				15,004,340	10,949,898	5.21%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	4.76%
Simple Agreement for Future Equity		9/2/2022	1	501,663	500,000	0.24%
Total				10,505,697	10,499,996	5.00%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F	Warehouse Automation	11/30/2022	232,568	10,004,286	10,000,005	4.76%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	6,229,360	2.97%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	312,151	0.15%
Total				1,283,005	6,541,511	3.11%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	6,084,041	2.90%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)(14)	Online Marketplace Finance	7/20/2011	2,508,074	3,443,483	4,338,968	2.07%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	3,712,977	1.77%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New Canaan, CT
Common shares ***(3)	Cannabis REIT	8/12/2019	229,758	4,678,686	3,680,723	1.75%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	1,403,023	0.67%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	1,403,024	0.67%
Convertible Note 0.5%, Due 4/18/2024***		5/2/2022	$500,000	500,000	500,000	0.24%
Total				7,503,318	3,306,047	1.57%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	—	3,063,358	1.46%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	1,959,713	0.93%
Term loan 15%, Due 12/23/2023***(11)		12/23/2020	$1,000,000	1,000,000	1,000,000	0.48%
Total				2,500,000	2,959,713	1.41%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	280,797	0.13%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.26%
Total				10,005,748	2,927,814	1.39%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.19%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,917,521	0.91%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,286,783	0.61%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	1,276,396	0.61%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,004,240	1,000,000	0.48%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,064,409	1,002,755	1,000,000	0.48%
Xgroup Holdings Limited (d/b/a Xpoint)**(7)	Dubai, UAE
Convertible Note 6%, Due 8/17/2023***	Geolocation Technology	8/17/2022	$1,000,000	1,009,093	1,000,000	0.48%
YouBet Technology, Inc. (d/b/a FanPower)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	578,029	752,943	749,998	0.36%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.24%
Churchill Sponsor VII LLC**(12)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.10%
Warrant units		2/25/2021	277,000	94,180	94,180	0.04%
Total				300,000	300,000	0.14%
AltC Sponsor LLC**(12)	New York, NY
Share units	Special Purpose Acquisition Company	7/21/2021	239,300	250,855	250,000	0.12%
Rent the Runway, Inc.**	New York, NY
Common shares(3)	Subscription Fashion Rental	6/17/2020	79,191	1,203,293	241,533	0.12%
Churchill Sponsor VI LLC**(12)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.06%
Warrant units		2/25/2021	199,100	65,703	65,703	0.03%
Total				200,000	200,000	0.10%
Kahoot! ASA**	Oslo, Norway
Common shares(3)	Education Software	12/5/2014	38,305	176,067	72,888	0.03%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	—	—%
Junior Preferred Convertible Note 4% Due 5/11/2027(4)		5/11/2020	$506,339	506,339	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(13)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$155,103,810	$130,901,546	62.33%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$533,429	0.25%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,675,081	2.70%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,550,631	1.69%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	191,694	0.09%
Total				6,387,741	9,950,835	4.74%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	652,127	0.31%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	1,988,200	0.95%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	—	—%
Total				9,590,380	2,640,327	1.26%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,140,804	$12,591,162	6.00%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	4.76%
Colombier Sponsor LLC**(12)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,355	0.74%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.55%
Total				2,715,737	2,711,842	1.29%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	984,028	0.47%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	984,028	0.47%

Total Controlled				$19,883,894	$13,695,870	6.52%

Total Portfolio Investments				$216,128,508	$157,188,578	74.84%

U.S. Treasury
U.S. Treasury bill, 0%, due 3/30/2023***(3)		12/29/2022	$45,492,000	45,000,118	45,026,162	21.44%
U.S. Treasury bill, 0%, due 6/29/2023***(3)		12/29/2022	$40,937,000	39,999,480	40,030,655	19.06%
Total				84,999,598	85,056,817	40.50%

TOTAL INVESTMENTS				$301,128,106	$242,245,395	115.34%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2022

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2022, 14.47% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2022, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investments in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., and Xgroup Holdings Limited (d/b/a Xpoint) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2022

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of December 31, 2022, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(11)	During the year ended December 31, 2022, approximately $1.2 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

(12)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(13)	On of November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(14)	On March 22, 2022, Forge Global Holdings, Inc., completed its business combination with Motive Capital Corp. As a result of the transaction, each share of Forge Global, Inc.’s capital stock outstanding prior to the business combination was exchanged at the designated exchange ratio of approximately 3.123. In addition, each warrant of Forge Global, Inc. was exchanged into warrants exercisable into common stock based on the exchange ratio of 3.123. The exercise price of each converted warrant was determined by dividing the exercise price of the respective Forge Global, Inc. warrants by the exchange ratio, rounded to the nearest whole cent. On and effective August 5, 2022, SuRo Capital Corp. notified Forge Global, Inc. of its intent to net exercise via cashless settlement its 230,144 common warrants in Forge Global, Inc. into 53,283 shares of Forge Global, Inc.’s public common stock, pursuant to the net exercise formula in the warrant agreement. The exercise was effectuated on September 30, 2022.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Course Hero, Inc.	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$77,831,772	21.33%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	2.74%
Total				14,999,972	87,831,743	24.07%
Forge Global, Inc.	San Francisco, CA
Common shares, Class AA	Online Marketplace Finance	7/20/2011	625,520	266,507	16,430,555	4.50%
Junior Preferred shares		7/19/2011	160,534	2,259,716	4,216,752	1.16%
Junior Preferred warrants, Strike Price $12.42, Expiration Date 11/9/2025		7/19/2011	73,695	—	368,474	0.10%
Total				2,526,223	21,015,781	5.76%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,315,552	1.18%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	2.74%
Total				15,004,340	14,315,526	3.92%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares(3)	Social Networking	9/27/2018	1,801,850	10,002,666	12,439,522	3.41%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	10,556,306	2.89%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	499,437	0.14%
Total				1,283,005	11,055,743	3.03%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	2,882,476	0.79%
Preferred shares, Investec series		6/9/2021	144,409	7,224,600	7,487,823	2.05%
Total				10,005,748	10,370,299	2.84%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	2.74%
Skillsoft Corp.**(18)	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	8,983,863	2.46%
Varo Money, Inc.	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	8,541,676	2.34%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New York, NY
Common shares***(3)(16)	Cannabis REIT	8/12/2019	278,471	5,653,375	7,986,548	2.19%
Rover Group, Inc.**(13)	Seattle, WA
Common shares(3)	Peer-to-Peer Pet Services	11/3/2014	838,381	2,506,119	7,765,504	2.13%
Shogun Enterprises, Inc.	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,531,447	0.97%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.96%
Total				7,003,318	7,031,445	1.93%
Enjoy Technology, Inc.**	Menlo Park, CA
Common shares(3)	On-Demand Commerce	10/16/2014	1,070,919	5,526,777	4,576,572	1.25%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	0.96%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.14%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.10%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2021

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$621,093	0.17%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	6,496,729	1.78%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	4,423,607	1.21%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	289,293	0.08%
Total				6,387,741	11,830,722	3.24%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	2,268,268	0.62%
Convertible Promissory Note 8% Due 8/23/2024(4)(10)		2/17/2016	$1,010,198	1,030,176	505,099	0.14%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022		5/29/2017	125,000	70,379	—	—%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	5,000	0.01%
Total				9,660,759	2,778,367	0.77%
Ozy Media, Inc.	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C 8%	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B 5%		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,211,183	$14,609,089	4.01%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***(15)	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	2.74%
Colombier Sponsor LLC**(17)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	1,554,354	0.43%
Class W Units		4/1/2021	2,700,000	1,159,150	1,157,487	0.32%
Total				2,715,737	2,711,841	0.75%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	1,047,033	0.29%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	1,047,033	0.29%

Total Controlled				$19,883,894	$13,758,874	3.78%

Total Portfolio Investments				$207,455,377	$260,136,253	71.32%

See accompanying notes to consolidated financial statements.

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2021, 26.91% of its total investments are non-qualifying assets.
***	Investment is income-producing.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2021

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. owns 5% or more of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2021, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investments in preferred shares in Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a PickUp), and Rebric, Inc. (d/b/a Compliable) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of December 31, 2021, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(11)	As of December 31, 2021, 512,290 Class A common shares remain in Palantir Lending Trust SPV I, none of which are subject to lock-up restrictions.

(12)	On January 1, 2021, Treehouse Real Estate Investment Trust, Inc. completed its spin off of 34.4% of its assets into Aventine Property Group, Inc. During the year ended December 31, 2021, Aventine Property Group, Inc. declared an aggregate of $0.1 million in dividend distributions. During the year ended December 31, 2021, Treehouse Real Estate Investment Trust, Inc. declared an aggregate of $0.2 million in dividend distributions.

(13)	On July 30, 2021, A Place for Rover, Inc. executed a business combination, through Nebula Caravel Acquisition Corp., a special purpose acquisition company. Following the merger, A Place for Rover, Inc. changed its name to Rover Group, Inc. and SuRo Capital Corp. received 130,390 additional common shares as a result of the exchange ratio prescribed in the transaction. As of December 31, 2021, SuRo Capital Corp.’s common shares in Rover Group, Inc. were subject to certain lock-up restrictions.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2021

(14)	During the year ended December 31, 2021, approximately $1.4 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and approximately $0.4 million was attributed to interest.

(15)	As of December 31, 2021, the total $10.0 million capital commitment representing SuRo Capital Corp.’s Membership Interest in Architect Capital PayJoy SPV, LLC had been called and funded.

(16)	During the year ended December 31, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) declared an aggregate of approximately $0.3 million in dividend distributions. SuRo Capital Corp. does not anticipate that NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) will pay distributions on a recurring or regular basis or become a predictable distributor of distributions. On August 20, 2021, NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) went public via an initial public offering on the OTCQX. As of December 31, 2021, none of SuRo Capital Corp.’s common shares in NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) were subject to lock-up restrictions.

(17)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(18)	On June 11, 2021, Churchill Capital Corp. II, a special purpose acquisition company, executed a private investment in public equity transaction in order to acquire shares of Software Luxembourg Holding S.A. alongside the merger of Software Luxembourg Holding S.A. and Churchill Capital Corp. II. Following the merger, Software Luxembourg Holding S.A. changed its name to Skillsoft Corp. As of December 31, 2021, none of SuRo Capital Corp.’s common shares in Skillsoft Corp. were subject to lock-up restrictions.

(19)	On September 3, 2021, Clever, Inc. completed its sale to Kahoot! ASA. In connection with this transaction, SuRo Capital Corp. received 86,800 common shares in Kahoot! ASA in addition to cash proceeds and amounts currently held in escrow. SuRo Capital Corp. is also eligible to receive cash and Kahoot! ASA common shares subject to certain earn-out provisions and contingencies. As of December 31, 2021, SuRo Capital Corp.’s common shares in Kahoot! ASA were subject to certain lock-up restrictions.

(20)	During the year ended December 31, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The table below displays the Company’s subsidiaries as of December 31, 2022, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2022 and December 31, 2021, for details regarding the nature and composition of the Company’s investment portfolio.

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

December 31, 2022

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

Cash

The Company places its cash primarily with U.S. Bank Trust Company, National Association, and may place cash with other high-quality financial institutions. The cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes the risk of loss associated with any uninsured balance is remote.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of December 31, 2022 and December 31, 2021, the Company had $628,332 and $2,046,645, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of December 31, 2022 and December 31, 2021, the Company had deferred financing costs of $555,761 and $2,592,611, respectively, on the Consolidated Statement of Assets and Liabilities.

	December 31, 2022	December 31, 2021
Deferred debt issuance costs	$—	$1,970,892
Deferred offering costs	555,761	621,719
Deferred Financing Costs	$555,761	$2,592,611

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2022 and December 31, 2021, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Recently Issued or Adopted Accounting Standards

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

In December 2021, the SEC published Staff Accounting Bulletin No. 120 (“SAB 120”) to provide accounting and disclosure guidance for stock compensation awards made to executives and conforming amendments to the Staff Accounting Bulletin Series to align with the current authoritative accounting guidance in ASC 718, Compensation – Stock Compensation. In part, SAB 120 requires that an entity disclose how it determines the current price of underlying shares for grant-date fair value, the policy for when an adjustment to the share price is required, how it determines the amount of an adjustment to the share price and any significant assumptions used in determining an adjustment to the share price. SAB 120 is effective for all stock compensation awards issued after December 1, 2021. The Company is in compliance with the guidance pursuant to SAB 120 for any share-based compensation disclosures. See “Note 11 – Stock-Based Compensation” for further discussion of the Company’s policies and procedures regarding share-based compensation. The Company does not expect the impact of SAB 120 to be material to the consolidated financial statements and the notes thereto.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE 3—RELATED-PARTY ARRANGEMENTS

Consulting Agreement

On and effective March 12, 2019, we entered into a Consulting Agreement (the “Consulting Agreement”) with Michael T. Moe, the former Chairman of our Board of Directors and the Chief Executive Officer and Chief Investment Officer of GSV Asset Management, our former investment adviser, for the purpose of assisting us with certain transition services following the termination of the Company’s Investment Advisory Agreement and our internalization. Pursuant to the Consulting Agreement, Mr. Moe provided certain transition services to us related to our existing portfolio investments for which Mr. Moe previously had oversight in his role as the Chief Executive Officer and Chief Investment Officer of GSV Asset Management. Such transition services included providing information to us regarding such portfolio companies, including as a member of a portfolio company’s board of directors, assisting with the transition of portfolio company board seats as requested by us, making appropriate introductions to representatives of portfolio companies, and providing other similar types of services that we may reasonably request.

The term of the Consulting Agreement commenced on March 12, 2019 and continued for eighteen months in accordance with its terms. Pursuant to the Consulting Agreement, we paid Mr. Moe a total amount equal to $1,250,000. On September 12, 2020, the Consulting Agreement expired in accordance with its terms and was not renewed or extended.

For the years ended December 31, 2022, 2021, and 2020, the Company incurred $0, $0 and $582,438, respectively, of consulting expense, as included in “professional fees” on the Consolidated Statements of Operations, related to the Consulting Agreement.

Amended and Restated Trademark License Agreement

On and effective March 12, 2019, we entered into an Amended and Restated Trademark License Agreement (the “Amended and Restated License Agreement”) with GSV Asset Management in connection with the termination of the Investment Advisory Agreement and the Company’s internalization.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $0, $0, and $582,438, respectively, of licensing expense, as included in “other expenses” on the Consolidated Statements of Operations, related to the Amended and Restated License Agreement.

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp. VI, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp. VII, a special purpose acquisition company, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp. VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of December 31, 2022, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $300,000, respectively.

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of December 31, 2022, the fair value of the Company’s investment in Skillsoft Corp. was $1,276,396.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The Company’s initial investment in Shogun Enterprises, Inc. on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was at the time of investment, a non-controlling member of the board of directors of Shogun Enterprises, Inc., and held a minority equity interest in such portfolio company. The Company’s investment in Architect Capital PayJoy SPV, LLC also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Ms. Findley, at the time of investment, was a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and held a minority equity interest in such investment manager. As of December 31, 2022, the fair values of the Company’s remote-affiliate investments in Shogun Enterprises, Inc. (d/b/a Hearth) and Architect Capital PayJoy SPV, LLC were $3,306,047 and $10,000,000, respectively.

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies. The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of December 31, 2022, the fair values of the Company’s aggregate investments in each of Colombier Sponsor LLC and AltC Sponsor LLC were $2,711,842 and $250,000, respectively.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of December 31, 2022, the Company had 64 positions in 39 portfolio companies. As of December 31, 2021, the Company had 64 positions in 38 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$118,472,118	$117,214,465	55.8%	$99,964,047	$163,801,798	44.9%
Common Stock	50,601,512	18,692,931	8.9%	51,581,524	42,860,156	11.7%
Debt Investments	6,316,466	4,488,200	2.1%	5,807,373	3,011,438	0.8%
Options	11,415,787	3,469,497	1.7%	10,982,983	4,959,112	1.4%
Total Private Portfolio Companies	186,805,883	143,865,093	68.5%	168,335,927	214,632,504	58.8%
Publicly Traded Portfolio Companies
Common Stock	29,322,625	13,323,485	6.3%	39,119,450	44,573,225	12.2%
Options	—	—	—%	—	930,524	0.3%
Total Publicly Traded Portfolio Companies	29,322,625	13,323,485	6.3%	39,119,450	45,503,749	12.5%
Total Portfolio Investments	216,128,508	157,188,578	74.8%	207,455,377	260,136,253	71.3%
Non-Portfolio Investments
U.S. Treasury Bills	84,999,598	85,056,817	40.5%	—	—	—%
Total Investments	$301,128,106	$242,245,395	115.3%	$207,455,377	$260,136,253	71.3%

The geographic and industrial compositions of the Company’s portfolio at fair value as of December 31, 2022 and December 31, 2021 were as follows:

	As of December 31, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$94,996,805	60.4%	45.1%	$188,304,542	72.4%	51.6%
Northeast	46,944,432	29.9%	22.4%	47,666,629	18.3%	13.1%
Midwest	8,183,281	5.2%	3.9%	12,722,423	4.9%	3.5%
International	7,064,060	4.5%	3.4%	11,442,659	4.4%	3.1%
Total	$157,188,578	100.0%	74.8%	$260,136,253	100.0%	71.3%

	As of December 31, 2022			As of December 31, 2021
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$61,841,493	39.4%	29.4%	$109,048,688	41.9%	29.9%
Financial Technology	38,096,753	24.2%	18.1%	71,954,012	27.7%	19.7%
Marketplaces	27,291,467	17.4%	13.0%	49,346,174	19.0%	13.5%
Big Data/Cloud	14,927,819	9.5%	7.1%	12,300,823	4.7%	3.4%
Social/Mobile	14,047,018	8.9%	6.7%	16,439,523	6.3%	4.5%
Sustainability	984,028	0.6%	0.5%	1,047,033	0.4%	0.3%
Total	$157,188,578	100.0%	74.8%	$260,136,253	100.0%	71.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Education Software
Interactive Learning
Online Education
Big Data/Cloud	Data Analysis
Gaming Licensing
Retail Technology
Geolocation Technology
Warehouse Automation
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 and December 31, 2021 are as follows:

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$117,214,465	$117,214,465
Common Stock	—	—	18,692,931	18,692,931
Debt Investments	—	—	4,488,200	4,488,200
Options	—	—	3,469,497	3,469,497
Private Portfolio Companies	—	—	143,865,093	143,865,093
Publicly Traded Portfolio Companies
Common Stock	13,298,992	24,493	—	13,323,485
Non-Portfolio Investments
U.S. Treasury bills	85,056,817	—	—	85,056,817
Total Investments at Fair Value	$98,355,809	$24,493	$143,865,093	$242,245,395

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$163,801,798	$163,801,798
Common Stock	—	—	42,860,156	42,860,156
Debt Investments	—	—	3,011,438	3,011,438
Options	—	—	4,959,112	4,959,112
Private Portfolio Companies	—	—	214,632,504	214,632,504
Publicly Traded Portfolio Companies
Common Stock	16,970,411	27,602,814	—	44,573,225
Options	—	930,524	—	930,524
Publicly Traded Portfolio Companies	16,970,411	28,533,338	—	45,503,749
Total Investments at Fair Value	$16,970,411	$28,533,338	$214,632,504	$260,136,253

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2022 and December 31, 2021. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of December 31, 2022

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$18,692,931	Market approach	Revenue multiples	1.06x - 4.42x (1.74x)
			Liquidation Value	N/A
		PWERM(5)	AFFO(4) multiple	8.62x -12.62x (10.94x)
Preferred stock in private companies	$117,214,465	Market approach	Revenue multiples	0.47x - 5.45x (2.38x)
			Liquidation Value	N/A
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	1.17x - 1.26x
			DLOM	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$4,488,200	Market approach	Revenue multiples	0.47x - 5.45x (3.6x)
Options	$3,469,497	Option pricing model	Term to expiration (Years)	1.00x - 5.29x (1.65x)
		Discounted cash flow	Discount Rate	15.0% (15.0%)

(1)	As of December 31, 2022, the Board used a hybrid market and income approach to value certain common and preferred stock investments as the Board felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”
(5)	Probability-Weighted Expected Return Method, or “PWERM”

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2022 as follows:

	Year Ended December 31, 2022
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Transfers out of Level 3(1)	(6,918,251)	(1,775,506)	—	(48,639)	(8,742,396)
Purchases, capitalized fees and interest	—	20,767,788	1,509,093	503,183	22,780,064
Sales/Maturity of investments	(874,470)	—	(1,000,000)	—	(1,874,470)
Realized gains/(losses)	160,965	—	—	(70,379)	90,586
Net change in unrealized appreciation/(depreciation) included in earnings	(16,535,469)	(65,579,615)	967,669	(1,873,780)	(83,021,195)
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2022	$(7,023,165)	$(63,138,372)	$967,669	$(1,624,324)	$(70,818,192)

(1)	During the year ended December 31, 2022, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Forge Global, Inc.	Common Shares, Class AA Junior Preferred Shares Junior Preferred Warrants, Strike Price $12.42, Expiration Date 11/9/2025	Public Common shares (Level 2) Common warrants, Strike Price $3.98, Expiration Date 11/9/2025 (Level 2)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2021 as follows:

	Year Ended December 31, 2021
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2020	$34,190,839	$141,235,987	$4,845,340	$5,872,210	$186,144,376
Transfers out of Level 3(1)	(31,652,675)	(155,414,652)	(5,211,120)	(1,619,463)	(193,897,910)
Purchases, capitalized fees and interest	36,154,823	43,239,463	—	2,321,752	81,716,038
Sales/Maturity of investments	(61,675)	(10,646,457)	(2,344,979)	—	(13,053,111)
Realized gains/(losses)	204,195	5,551,864	88,788	(103,655)	5,741,192
Net change in unrealized appreciation/(depreciation) included in earnings	4,024,649	139,835,593	5,633,409	(1,511,732)	147,981,919
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2021	$6,117,069	$46,943,434	$—	$(586,899)	$52,473,604

(1)	During the year ended December 31, 2021, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Coursera, Inc.	Preferred shares, Series F 8% Preferred shares, Series B 8%	Public Common shares (Level 2)
Churchill Capital Corp. II	Common shares, Class A	Skillsoft Corp. Public Common shares (Level 2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Common shares	Public Common shares (Level 2)
A Place for Rover, Inc. (f/k/a DogVacay, Inc.)	Common shares	Rover Group, Inc. Public Common shares (Level 2)
Enjoy Technology, Inc.	Preferred shares, Series B 6% Preferred shares, Series A 6% Convertible Promissory Note 14% Due 1/30/2024	Public Common shares (Level 2)
Nextdoor Holdings, Inc.	Common shares	Public Common shares (Level 2)
Rent the Runway, Inc.	Preferred shares, Series G	Public Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2022 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2021	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2022	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(7)	2,700,000	$—	$1,157,487	$—	$—	$—	$—	$—	$1,157,487	0.55%
Total Options		—	1,157,487	—	—	—	—	—	1,157,487	0.55%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	1,047,033	—	—	—	—	(63,005)	984,028	0.47%
Total Preferred Stock		—	1,047,033	—	—	—	—	(63,005)	984,028	0.47%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	1,685,000	10,000,000	—	—	—	—	—	10,000,000	4.76%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(7)	1,976,033	—	1,554,354	—	—	—	—	1	1,554,355	0.74%
Total Common Stock		1,685,000	11,554,354	—	—	—	—	1	11,554,355	5.50%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,685,000	$13,758,874	$—	$—	$—	$—	$(63,004)	$13,695,870	6.52%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)	$1,010,198	$—	$505,099	$—	$—	$—	$—	$1,483,101	$1,988,200	0.95%
Total Debt Investments		—	505,099	—	—	—	—	1,483,101	1,988,200	0.95%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.–Preferred shares, Series C-2 6%	683,482	—	—	—	—		—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series B 6%	922,509	—	—	—	—	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series A 6%	1,090,909	—	—	—	—	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series Seed 6%	500,000	—	—	—	—	—	—	—	—	—%
Total Digital Media Platform		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	621,093	—	—		—	(87,664)	533,429	0.25%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	6,496,729	—	—	—	—	(821,648)	5,675,081	2.70%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	4,423,607	—	—	—	—	(872,976)	3,550,631	1.69%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	289,293	—	—	—	—	(97,599)	191,694	0.09%
Total Interactive Learning		—	11,830,722	—	—	—	—	(1,879,887)	9,950,835	4.74%
Total Preferred Stock		—	11,830,722	—	—	—	—	(1,879,887)	9,950,835	4.74%

Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	295,565	$—	$—	$—	$—	$—	$—	$—	$—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 5/29/2022	—	—	—	—	—	—	(70,379)	70,379	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	5,000	—	—	—	—	(5,000)	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(6)	1	—	2,268,268	—	—	—	—	(1,616,141)	652,127	0.31%
Total Global Innovation Platform		—	2,273,268	—	—		(70,379)	(1,550,762)	652,127	0.31%
Total Options		—	2,273,268	—	—	—	(70,379)	(1,550,762)	652,127	0.31%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
Total Common Stock		—	—	—	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$14,609,089	$—	$—	$—	$(70,379)	$(1,947,548)	$12,591,162	6.00%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2022, 14.47% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of December 31, 2022, the investments noted had been placed on non-accrual status.

(4)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(7)	Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

December 31, 2022

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

During the year ended December 31, 2022, the Company repurchased 1,008,676 shares of the Company’s common stock under the Share Repurchase Program. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock under the Share Repurchase Program. As of December 31, 2022, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.

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

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 2,000,000 shares, representing 6.6% of its then outstanding shares, on or about September 12, 2022 at a price of $6.60 per share. The Company used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

During the year ended December 31, 2022, the Company issued and sold 17,807 shares under the ATM Program at a weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of December 31, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
Earnings per common share–basic:
Net change in net assets resulting from operations	$(132,177,053)	$147,071,721	$75,337,438
Weighted-average common shares–basic	30,023,202	25,861,642	17,910,353
Earnings per common share–basic	$(4.40)	$5.69	$4.21
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(132,177,053)	$147,071,721	$75,337,438
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)	—	501,065	2,239,210
Net change in net assets resulting from operations, as adjusted	$(132,177,053)	$147,572,786	$77,576,648
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	896,725	3,880,545
Weighted-average common shares outstanding–diluted	30,023,202	26,758,367	21,790,898
Earnings per common share–diluted	$(4.40)	$5.52	$3.56

(1)	As of December 31, 2022 and 2021, there were no potentially dilutive securities outstanding. For the year ended December 31, 2020, 0 potentially dilutive common shares were excluded from the weighted average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2022 and December 31, 2021, the Company had $1,330,000 and $1,330,000, respectively, in non-binding investment agreements that required it to make a future investment in a portfolio company.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Operating Leases & Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease commenced June 3, 2019 and expires July 31, 2024. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of December 31, 2022 and December 31, 2021, the Company booked a right-of-use asset and operating lease liability of $288,268 and $470,508, respectively, on the Consolidated Statement of Assets and Liabilities. As of December 31, 2022 and December 31, 2021, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Consolidated Statement of Assets and Liabilities. For the years ended December 31, 2022 and 2021, the Company incurred $192,176 and $186,738, respectively, of operating lease expense. The amounts reflected on the Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of December 31, 2022, the remaining lease term was 1.6 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of December 31, 2022:

For the Years Ended December 31,	Amount
2023	190,750
2024	113,603
$304,353

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Basic Share Data
Net asset value at beginning of the year	$11.72	$15.14	$11.38	$9.89	$9.64
Net investment loss(1)	(0.49)	(0.38)	(0.81)	(0.49)	(0.37)
Net realized gain/(loss) on investments(1)	(0.20)	8.46	0.92	0.99	(0.36)
Realized loss on partial repurchase of 5.25% Convertible Senior Notes due 2018(1)	—	—	—	—	(0.02)
Net change in unrealized appreciation/(depreciation) of investments(1)	(3.72)	(2.39)	3.78	0.69	0.47
Benefit from taxes on unrealized depreciation of investments(1)	—	—	—	0.05	0.33
Dividends declared	(0.11)	(8.00)	(0.87)	(0.32)	—
Issuance of common stock from stock dividend	—	0.74	—	—	—
Issuance of common stock from public offering(1)	0.01	0.01	0.30	—	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	(1.91)	(0.11)	—	—
Repurchase of common stock(1)	0.11	—	0.43	0.52	0.20
Stock-based compensation(1)	0.07	0.05	0.12	0.05	—
Net asset value at end of year	$7.39	$11.72	$15.14	$11.38	$9.89
Per share market value at end of year	$3.80	$12.95	$13.09	$6.55	$5.22
Total return based on market value(2)	(69.45)%	60.05%	99.85%	31.61%	(4.22)%
Total return based on net asset value(2)	(36.01)%	30.25%	33.04%	15.08%	2.59%
Shares outstanding at end of year	28,429,499	31,118,556	19,914,023	17,564,244	19,762,647
Ratios/Supplemental Data:
Net assets at end of year	$210,020,702	$364,846,624	$301,583,073	$199,917,289	$195,378,159
Average net assets	$310,086,061	$396,209,139	$205,430,809	$209,261,190	$208,678,731
Ratio of gross operating expenses to average net assets(3)	5.87%	2.88%	7.95%	6.08%	7.09%
Ratio of incentive fee waiver to average net assets	—%	—%	—%	—%	(2.40)%
Ratio of management fee waiver to average net assets	—%	—%	—%	—%	(0.43)%
Ratio of income tax provision to average net assets	—%	—%	—%	(0.42)%	(3.22)%
Ratio of net operating expenses to average net assets(3)	5.87%	2.88%	7.95%	5.66%	1.04%
Ratio of net investment loss to average net assets(3)	(4.76)%	(2.51)%	(7.07)%	(4.52)%	(3.66)%
Portfolio Turnover Ratio	4.31%	28.34%	14.87%	12.95%	5.01%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	For the year ended December 31, 2021, the Company excluded $100,274 of non-recurring expenses. For the year ended December 31, 2020, the Company excluded $1,962,431 of non-recurring expenses. For the year ended December 31, 2019, the Company excluded $1,769,820 of non-recurring expenses. For the year ended December 31, 2018, the Company excluded $352,667 of non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

During the year ended December 31, 2022, the Company declared distributions of $0.11 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a by-dividend basis may not be representative of the actual tax attributes of the Company’s distributions for a full taxable year. If the Company had determined the tax attributes of our distributions taxable year-to-date as of December 31, 2022, 100% would be from net realized investment gains. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s fiscal year of 2022 distributions to stockholders will be.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

As of December 31, 2022 and December 31, 2021, the Company recorded a deferred tax liability of $0. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2019–2022 and 2018–2022, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2022, there were no material interest or penalties incurred related to uncertain tax positions.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2022	2021
Capital in excess of par value	$(14,709,928)	$(9,931,831)
Accumulated undistributed net investment loss	14,709,928	8,007,039
Accumulated net realized gains from investments	—	(1,924,792)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions declared in the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Ordinary income	$—	$—	$—
Long-term capital gain	3,441,824	212,197,026	16,947,370
Return of capital	—	—	—
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2022 and 2021, was $294,674,345 and $201,067,636, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2022 was $56,250,562 and $108,679,513, respectively, and on investments owned at December 31, 2021 was $123,319,904 and $65,056,699, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2022 and 2021, was $(52,428,951) and $58,263,205, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

At December 31, 2022 and 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2022	2021
Undistributed ordinary income/(loss)	$(45,822,672)	$(35,883,906)
Accumulated net realized gains/(losses) on investments	(3,901,291)	3,489,058
Unrealized appreciation/(depreciation)	(52,428,951)	58,263,205
Components of distributable earnings at year end	$(102,152,914)	$25,868,357

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

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on December 31, 2022 and December 31, 2021 was $23.51 and $25.68 per note, respectively. As of December 31, 2022 and December 31, 2021, the fair value of the 6.00% Notes due 2026 was $70.5 million and $77.0 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of December 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

December 31, 2022

The table below shows a reconciliation from the aggregate principal amount of 4.75% Convertible Senior Notes due 2023 to the balance shown on the Consolidated Statement of Assets and Liabilities.

	December 31, 2022	December 31, 2021
Initial aggregate principal amount of 4.75% Convertible Senior Notes due 2023	$—	$38,215,000
Conversion of 4.75% Convertible Senior Notes due 2023	—	(37,925,000)
Redemption of 4.75% Convertible Senior Notes due 2023	—	(290,000)
Direct deduction of deferred debt issuance costs	—	—
4.75% Convertible Senior Notes due 2023 Payable	$—	$—

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of December 31, 2022 and December 31, 2021	—

As of December 31, 2022 and December 31, 2021, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

During the year ended December 31, 2022, the Company granted 241,827 restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. These restricted shares have a vesting period of 3 years. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the year ended December 31, 2022 were approximately $3,599,972 in the aggregate. On July 2, 2021, 21,760 restricted shares related to the 2020 non-employee director grants vested. The Company expensed the full value of restricted stock compensation related to annual non-employee director grants on the vesting date. On June 1, 2022, 15,080 restricted shares related to the 2021 non-employee director grants vested.

For the years ended December 31, 2022 and 2021, we recognized stock-based compensation expense of $2,015,600 and $1,306,615, respectively. As of December 31, 2022 there were approximately $6,451,610 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the year ended December 31, 2022 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2021	369,298
Granted	401,362
Vested(1)	(149,040)
Forfeited	(15,000)
Outstanding as of December 31, 2022	606,620
Vested as of December 31, 2022	170,800

(1)	The balance of vested shares as of December 31, 2022 reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2023 through March 15, 2023, the Company exited or received proceeds from the following investments:

Portfolio Company	Transaction Date	Shares Sold	Average Net Share Price (1)	Net Proceeds	Realized Loss(2)
Rent the Runway, Inc.(3)	1/4/2023	79,191	$3.05	$241,456	$(961,837)
Kahoot! ASA(4)	Various	38,305	1.97	75,602	(100,465)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(5)	Various	123,938	18.50	2,293,110	(186,155)
Residential Homes For Rent, LLC (d/b/a Second Avenue)(6)	Various	N/A	N/A	166,667	—
Total				$2,776,835	$(1,248,457)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized loss does not include adjustments to amounts held in escrow receivable.
(3)	As of January 4, 2023, SuRo Capital had sold its public common shares of Rent the Runway, Inc.
(4)	As of March 8, 2023, SuRo Capital had sold its public common shares of Kahoot! ASA.
(5)	As of March 15, 2023, SuRo Capital held 105,820 common shares of NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)
(6)	Subsequent to December 31, 2022, $0.2 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $0.2 million repaid a portion of the outstanding principal and the remaining proceeds were attributed to interest.

From January 1, 2023 through March 15, 2023, the Company made the following investments (not including capitalized transaction costs):

Portfolio Company	Investment	Transaction Date	Amount ($)
Orchard Technologies, Inc.(1)	Series 1 Senior Preferred	1/13/2023	$2,000,000
Total			$2,000,000

(1)	Represents a follow-on investment

The Company is frequently in negotiations with various private companies with respect to investments in such companies. Investments in private companies are generally subject to satisfaction of applicable closing conditions. In the case of secondary market transactions, such closing conditions may include approval of the issuer, waiver or failure to exercise rights of first refusal by the issuer and/or its stockholders and termination rights by the seller or the Company. Equity investments made through the secondary market may involve making deposits in escrow accounts until the applicable closing conditions are satisfied, at which time the escrow accounts will close and such equity investments will be effectuated. From January 1, 2023 through March 15, 2023, the Company had $1.3 million in non-binding investment agreements that required it to make a future investment in a portfolio company.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Notice of Terminating Custody Agreements

On March 10, 2023, the Company and U.S. Bank Trust Company, National Association (the “Custodian”) and U.S. Bank National Association (the “Document Custodian” and, together with the Custodian, the “U.S. Bank Entities”) agreed to terminate, effective as of May 9, 2023 or such later date as the parties mutually agree, the Custody Agreement, dated as of October 28, 2022, between the Company and the Custodian (the “Securities Custody Agreement”), and the Document Custody Agreement, dated as of October 28, 2022, between the Company and the Document Custodian (the “Document Custody Agreement” and, together with the Securities Custody Agreement, the “Custody Agreements”). The Company has commenced a transition process with the U.S. Bank Entities, and are currently in discussions with a number of reputable qualified custodians that it expects will be able to fulfill the Company’s needs in providing the custodial services currently provided by the U.S. Bank Entities without disruption. The termination of the Custody Agreements followed a determination by the parties that the arrangements set forth by the Custody Agreements were no longer mutually beneficial. The Company does not believe that such termination will have a material adverse impact on its operations or financial condition. See “Item 9B. Other Information” of this Form 10-K for additional information.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total Investment Income	$1,462,951	$519,511	$890,631	$583,100
Total Operating Expenses	4,326,133	4,328,744	4,701,519	4,807,805
Net Investment Loss	(2,863,182)	(3,809,233)	(3,810,888)	(4,224,705)
Net Realized Gain/(Loss) on Investments	(1,894,406)	(5,141,097)	(1,966,225)	3,096,275
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(7,633,982)	(36,951,920)	(88,562,575)	21,584,885
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(12,391,570)	$(45,902,250)	$(94,339,688)	$20,456,455
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.44)	$(1.54)	$(3.08)	$0.66
Diluted	$(0.44)	$(1.54)	$(3.08)	$0.66
Weighted Average Common Shares Outstanding–Basic	28,349,822	29,781,801	30,633,878	31,228,046
Weighted Average Common Shares Outstanding–Diluted	28,349,822	29,781,801	30,633,878	31,228,046

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total Investment Income	$380,754	$523,916	$274,820	$291,352
Total Operating Expenses	3,210,777	2,747,394	2,317,820	3,125,670
Net Investment Loss	(2,830,023)	(2,223,478)	(2,043,000)	(2,834,318)
Net Realized Gain on Investments	46,428,514	32,495,660	27,658,812	112,152,518
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(53,134,601)	(15,023,778)	7,741,252	(1,315,837)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(9,536,110)	$15,248,404	$33,357,064	$108,002,363
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.32)	$0.55	$1.32	$5.27
Diluted	$(0.32)	$0.55	$1.32	$4.50
Weighted Average Common Shares Outstanding–Basic	29,883,824	27,619,062	25,334,482	20,486,621
Weighted Average Common Shares Outstanding–Diluted	29,883,824	27,619,062	25,334,482	24,123,339

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

December 31, 2022

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

The Company’s three controlled portfolio companies as of December 31, 2022, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended December 31, 2021 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 1.02 Termination of Material Definitive Agreement

On March 10, 2023, the Company and U.S. Bank Trust Company, National Association (the “Custodian”) and U.S. Bank National Association (the “Document Custodian” and, together with the Custodian, the “U.S. Bank Entities”) agreed to terminate, effective as of May 9, 2023 or such later date as the parties mutually agree, the Custody Agreement, dated as of October 28, 2022, between the Company and the Custodian (the “Securities Custody Agreement”), and the Document Custody Agreement, dated as of October 28, 2022, between the Company and the Document Custodian (the “Document Custody Agreement” and, together with the Securities Custody Agreement, the “Custody Agreements”). We have commenced a transition process with the U.S. Bank Entities, and we are currently in discussions with a number of reputable qualified custodians that we expect will be able to fulfill the Company’s needs in providing the custodial services currently provided by the U.S. Bank Entities without disruption. The termination of the Custody Agreements followed a determination by the parties that the arrangements set forth by the Custody Agreements were no longer mutually beneficial. We do not believe that such termination will have a material adverse impact on our operations or financial condition.

Under the Custody Agreement, the Securities Custodian holds all of our portfolio securities and cash and transfers such securities or cash pursuant to Proper Instructions (as such term is defined under the Custody Agreement). Under the Document Custody Agreement, the Document Custodian holds all of our documents evidencing certain investments and transfer such documents pursuant to Proper Instructions (as such term is defined under the Document Custody Agreement). No termination or other fees are payable in connection with the termination of the Custody Agreements.

The foregoing description of the Custody Agreements is a summary only and is qualified in all respects by the provisions of the Securities Custody Agreement and the Document Custody Agreement, copies of which are filed as Exhibit 10.1 and 10.2, respectively, to our Current Report on Form 8-K (File No. 814-00852), filed with the SEC on November 1, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2023 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information required by Item 11 will be contained in the 2023 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2023 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2023 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2023 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(1)	Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Form of Common Stock Certificate(5)
4.2	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(6)
4.3	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(7)
4.4	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.3)(7)
4.5	Description of Securities(8)
10.1	Dividend Reinvestment Plan(1)
10.2	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(9)
10.3	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(9)
10.4	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(9)
10.5	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(9)
10.6	Custody Agreement dated April 14, 2011 by and between the Registrant and U.S. Bank National Association(10)
10.7	Custody Agreement, dated October 28, 2022, by and between the Registrant and U.S. Bank Trust Company, National Association, as Custodian.(11)
10.8	Document Custody Agreement, dated October 28, 2022, by and between the Registrant and U.S. Bank Trust Company, National Association, as Document Custodian.(11)
10.9	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.10	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Mark D. Klein(12)
10.11	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Allison Green(12)
10.12	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated March 10, 2022, by and between SuRo Capital Corp. and Allison Green(8)
10.13	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(13)
10.14	Amendment No.1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(14)
14.1	Code of Ethics*
14.2	Code of Business Conduct and Ethics (15)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Marcum LLP regarding the Senior Securities table*
99.2	Report of Deloitte & Touche LLP regarding the Senior Securities table(6)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655), filed on September 20, 2011, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020 and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021 and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022 and incorporated by reference herein.

(9)	Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.

(10)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.

(11)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on November 1, 2022, and incorporated by reference herein.

(12)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on May 6, 2021 and incorporated by reference herein.

(13)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 3, 2020 and incorporated by reference herein.

(14)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on September 23, 2020 and incorporated by reference herein.

(15)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 13, 2020 and incorporated by reference herein.

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	March 16, 2023	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2023	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2023	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2023	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

Date: March 16, 2023	By:	/s/ Leonard A. Potter
Leonard A. Potter
Director

Date: March 16, 2023	By:	/s/ Ronald M. Lott
Ronald M. Lott
Director

Date: March 16, 2023	By:	/s/ Marc Mazur
Marc Mazur
Director

Date: March 16, 2023	By:	/s/ Lisa Westley
Lisa Westley
Director

