Form 10-Q
period 2023-03-31
SURO CAPITAL CORP.
filed 2023-05-10
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

The issuer had 25,338,580 shares of common stock, $0.01 par value per share, outstanding as of May 9, 2023.

SURO CAPITAL CORP.

i

PART I

Item 1.	Financial Statements and Supplementary Data

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $154,328,296 and $155,103,810, respectively)	$128,088,500	$130,901,546
Non-controlled/affiliate investments (cost of $41,140,804 and $41,140,804, respectively)	11,270,798	12,591,162
Controlled investments (cost of $19,883,894 and $19,883,894, respectively)	25,728,742	13,695,870
Total Portfolio Investments	165,088,040	157,188,578
Investments in U.S. Treasury bills (cost of $75,497,157 and $84,999,598, respectively)	75,986,912	85,056,817
Total Investments (cost of $290,850,151 and $301,128,106, respectively)	241,074,952	242,245,395
Cash	48,113,676	40,117,598
Escrow proceeds receivable	609,685	628,332
Interest and dividends receivable	105,008	138,766
Deferred financing costs	539,120	555,761
Prepaid expenses and other assets(1)	654,202	727,006
Total Assets	291,096,643	284,412,858
LIABILITIES
Accounts payable and accrued expenses(1)	2,389,773	708,827
Dividends payable	188,357	296,170
6.00% Notes due December 30, 2026(2)	73,475,444	73,387,159
Total Liabilities	76,053,574	74,392,156
Commitments and contingencies (Notes 7 and 10)
Net Assets	$215,043,069	$210,020,702
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 28,338,580 and 28,429,499 issued and outstanding, respectively)	$283,386	$284,295
Paid-in capital in excess of par	331,306,021	330,899,254
Accumulated net investment loss	(69,054,370)	(64,832,605)
Accumulated net realized gain on investments, net of distributions	2,741,808	2,552,465
Accumulated net unrealized appreciation/(depreciation) of investments	(50,233,776)	(58,882,707)
Net Assets	$215,043,069	$210,020,702
Net Asset Value Per Share	$7.59	$7.39

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of March 31, 2023, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2022, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$49,475	$162,455
Dividend income	63,145	130,645
Controlled investments:
Interest income	236,000	290,000
Interest income from U.S. Treasury bills	950,462	—
Total Investment Income	1,299,082	583,100
OPERATING EXPENSES
Compensation expense	2,136,754	1,860,702
Directors’ fees (1)	160,565	160,565
Professional fees	990,834	1,272,713
Interest expense	1,213,286	1,200,786
Income tax expense	529,780	2,050
Other expenses	489,628	310,989
Total Operating Expenses	5,520,847	4,807,805
Net Investment Loss	(4,221,765)	(4,224,705)
Realized Gain on Investments:
Non-controlled/non-affiliated investments	189,343	3,096,275
Net Realized Gain on Investments	189,343	3,096,275
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(2,063,577)	21,743,987
Non-controlled/affiliate investments	(1,320,364)	(289,102)
Controlled investments	12,032,872	130,000
Net Change in Unrealized Appreciation/(Depreciation) of Investments	8,648,931	21,584,885
Net Change in Net Assets Resulting from Operations	$4,616,509	$20,456,455
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.16	$0.66
Diluted(2)	$0.16	$0.66
Weighted-Average Common Shares Outstanding
Basic	28,378,529	31,228,046
Diluted(2)	28,378,529	31,228,046

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.
(2)	For the three months ended March 31, 2023 and March 31, 2022, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net Assets at Beginning of Year	$210,020,702	$364,846,624

Change in Net Assets Resulting from Operations
Net investment loss	$(4,221,765)	$(4,224,705)
Net realized gain on investments	189,343	3,096,275
Net change in unrealized appreciation/(depreciation) of investments	8,648,931	21,584,885
Net Change in Net Assets Resulting from Operations	4,616,509	20,456,455
Distributions
Dividends declared	—	(3,441,825)
Total Distributions	$—	$(3,441,825)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	—	229,896
Stock-based compensation	405,858	(30,016)
Repurchases of common stock	—	(1,359,607)
Net Change in Net Assets Resulting from Capital Transactions	405,858	(1,159,727)
Total Change in Net Assets	5,022,367	15,854,903
Net Assets at March 31	$215,043,069	$380,701,527

Capital Share Activity
Shares outstanding at beginning of year	28,429,499	31,118,556
Issuance of common stock from public offering	—	17,807
Issuance of common stock under restricted stock plan, net(1)	(90,919)	181,597
Shares repurchased	—	(153,517)
Shares Outstanding at End of Period	28,338,580	31,164,443

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$4,616,509	$20,456,455
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized gain on investments	(189,343)	(3,096,275)
Net change in unrealized (appreciation) of investments	(8,648,931)	(21,584,885)
Amortization of discount on 6.00% Notes due 2026	104,936	104,940
Stock-based compensation	405,858	(30,016)
Adjustments to escrow proceeds receivable	108,394	2,751,610
Accrued interest on U.S. Treasury bills	(458,580)	—
Purchases of investments in:
Portfolio investments	(2,003,698)	—
U.S. Treasury bills	(35,497,676)	—
Proceeds from sales or maturity of investments in:
Portfolio investments	2,860,159	1,287,722
U.S. Treasury bills	45,000,118	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	72,804	147,773
Interest and dividends receivable	33,758	(4,160)
Proceeds receivable	—	52,493
Escrow proceeds receivable	18,647	(2,530,873)
Payable for securities purchased	—	460,048
Accounts payable and accrued expenses	1,680,946	774,341
Accrued interest payable	—	(175,000)
Net Cash Provided by/(Used in) Operating Activities	8,103,901	(1,385,827)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	—	229,896
Repurchases of common stock	—	(1,359,607)
Cash dividends paid	(107,823)	(23,080,859)
Deferred financing costs	—	(1,540)
Net Cash Used in Financing Activities	(107,823)	(24,212,110)
Total Increase/(Decrease) in Cash Balance	7,996,078	(25,597,937)
Cash Balance at Beginning of Year	40,117,598	198,437,078
Cash Balance at End of Period	$48,113,676	$172,839,141
Supplemental Information:	2023	2022
Interest paid	$1,125,000	$1,287,500
Taxes paid	4,314	2,050

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$40,797,422	18.97%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.65%
Total				14,999,972	50,797,393	23.62%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,692,855	0.79%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	4.65%
Total				15,004,340	11,692,829	5.44%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,000,005	4.65%
Orchard Technologies, Inc.(14)	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	7,803,965	3.63%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	7,803,965	3.63%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	5,084,147	2.36%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	4,403,405	2.05%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	2,508,074	3,443,483	4,389,130	2.04%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	3,803,413	1.77%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	194,062	0.09%
Total				1,283,005	3,997,475	1.86%
True Global Ventures 4 Plus Pte Ltd**	Singapore, Singapore
Limited Partner Fund Investment(8)	Venture Investment Fund	8/27/2021	1	1,330,000	3,890,505	1.81%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	3,875,194	1.80%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	1,552,129	0.72%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	1,552,131	0.72%
Convertible Note 0.5%, Due 4/18/2024***		5/2/2022	$500,000	500,000	500,000	0.23%
Total				7,503,318	3,604,260	1.68%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	2,679,959	1.25%
Term loan 15%, Due 12/23/2023***(11)		12/23/2020	$750,000	750,000	750,000	0.35%
Total				2,250,000	3,429,959	1.60%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	386,194	0.18%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.23%
Total				10,005,748	3,033,211	1.41%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.16%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	1,963,686	0.91%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,493,521	0.69%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New Canaan, CT
Common shares***(3)	Cannabis REIT	8/12/2019	105,820	2,198,836	1,306,878	0.61%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,004,240	1,000,000	0.47%
Xgroup Holdings Limited (d/b/a Xpoint)**(7)	Dubai, UAE
Convertible Note 6%, Due 8/17/2023***	Geolocation Technology	8/17/2022	$1,000,000	1,009,093	1,000,000	0.47%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,477,585	1,002,755	822,937	0.38%
YouBet Technology, Inc. (d/b/a FanPower)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	578,029	752,943	749,998	0.35%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.23%
Churchill Sponsor VII LLC**(12)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	205,820	0.10%
Warrant units		2/25/2021	277,000	94,180	94,180	0.04%
Total				300,000	300,000	0.14%
AltC Sponsor LLC**(12)	New York, NY
Share units	Special Purpose Acquisition Company	7/21/2021	239,300	250,855	250,000	0.12%
Churchill Sponsor VI LLC**(12)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.06%
Warrant units		2/25/2021	199,100	65,703	65,703	0.03%
Total				200,000	200,000	0.09%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	—	—%
Junior Preferred Convertible Note 4% Due 5/11/2027(4)		5/11/2020	$506,339	506,339	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(13)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

Total Non-controlled/Non-affiliate				$154,328,296	$128,088,500	59.56%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$506,791	0.24%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,425,413	2.52%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,285,366	1.53%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	162,037	0.08%
Total				6,387,741	9,379,607	4.36%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(10)	Global Innovation Platform	8/23/2019	1	8,555,124	—	—%
Convertible Promissory Note 8% Due 8/23/2024(4)		2/17/2016	$1,010,198	1,030,176	1,891,191	0.88%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	—	—%
Total				9,590,380	1,891,191	0.88%
Ozy Media, Inc.(15)	Mountain View, CA
Preferred shares, Series C-2 6%	Digital Media Platform	8/31/2016	683,482	2,414,178	—	—%
Preferred shares, Series B 6%		10/3/2014	922,509	4,999,999	—	—%
Preferred shares, Series A 6%		12/11/2013	1,090,909	3,000,200	—	—%
Preferred shares, Series Seed 6%		11/2/2012	500,000	500,000	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028		4/9/2018	295,565	30,647	—	—%
Total				10,945,024	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$41,140,804	$11,270,798	5.24%

CONTROLLED(2)
Colombier Sponsor LLC**(12)	New York, NY
Class B Units	Special Purpose Acquisition Company	4/1/2021	1,976,033	1,556,587	14,200,714	6.60%
Class W Units		4/1/2021	2,700,000	1,159,150	594,000	0.28%
Total				2,715,737	14,794,714	6.88%
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	4.65%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A(9)	Clean Technology	4/15/2014	14,300,000	7,151,412	934,028	0.43%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	934,028	0.43%

Total Controlled				$19,883,894	$25,728,742	11.96%

Total Portfolio Investments				$215,352,994	$165,088,040	76.77%

U.S. Treasury
U.S. Treasury bill, 0%, due 6/29/2023***(3)		12/29/2022	$40,937,000	39,999,480	40,478,506	18.82%
U.S. Treasury bill, 0%, due 9/28/2023***(3)		3/30/2023	$36,354,000	35,497,677	35,508,406	16.51%
Total				75,497,157	75,986,912	35.34%

TOTAL INVESTMENTS				$290,850,151	$241,074,952	112.11%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2023

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2023, 20.49% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of March 31, 2023, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investments in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., and Xgroup Holdings Limited (d/b/a Xpoint) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. The previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions. As of March 31, 2023, the full $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(11)	During the three months ended March 31, 2023, approximately $0.3 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.3 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

(12)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(13)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(14)	On January 13, 2023, SuRo Capital Corp. invested $2.0 million in Orchard Technologies, Inc.’s Series 1 Senior Preferred financing round. As part of the transaction, SuRo Capital Corp. exchanged a portion of its existing Series D Preferred shares investment for Series 1 Senior Preferred shares, Series 2 Senior Preferred shares, and Common shares. Additionally, SuRo Capital Corp.’s previous investment in the Simple Agreement for Future Equity was converted into additional Series 1 Senior Preferred shares.

(15)	On March 1, 2023, Ozy Media, Inc. suspended operations.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$40,541,403	19.30%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.76%
Total				14,999,972	50,541,374	24.06%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	949,924	0.45%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	4.76%
Total				15,004,340	10,949,898	5.21%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	4.76%
Simple Agreement for Future Equity		9/2/2022	1	501,663	500,000	0.24%
Total				10,505,697	10,499,996	5.00%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F	Warehouse Automation	11/30/2022	232,568	10,004,286	10,000,005	4.76%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	6,229,360	2.97%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	312,151	0.15%
Total				1,283,005	6,541,511	3.11%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	6,084,041	2.90%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)(14)	Online Marketplace Finance	7/20/2011	2,508,074	3,443,483	4,338,968	2.07%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	3,712,977	1.77%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New Canaan, CT
Common shares***(3)	Cannabis REIT	8/12/2019	229,758	4,678,686	3,680,723	1.75%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	1,403,023	0.67%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	1,403,024	0.67%
Convertible Note 0.5%, Due 4/18/2024***		5/2/2022	$500,000	500,000	500,000	0.24%
Total				7,503,318	3,306,047	1.57%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	—	3,063,358	1.46%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	1,959,713	0.93%
Term loan 15%, Due 12/23/2023***(11)		12/23/2020	$1,000,000	1,000,000	1,000,000	0.48%
Total				2,500,000	2,959,713	1.41%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	280,797	0.13%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.26%
Total				10,005,748	2,927,814	1.39%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.19%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,917,521	0.91%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,286,783	0.61%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

December 31, 2022

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2022, 14.47% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2022, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investments in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., and Xgroup Holdings Limited (d/b/a Xpoint) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. As of December 31, 2022, $0.7 million of a $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(10)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(11)	During the year ended December 31, 2022, approximately $1.2 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

(12)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(13)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(14)	On March 22, 2022, Forge Global Holdings, Inc., completed its business combination with Motive Capital Corp. As a result of the transaction, each share of Forge Global, Inc.’s capital stock outstanding prior to the business combination was exchanged at the designated exchange ratio of approximately 3.123. In addition, each warrant of Forge Global, Inc. was exchanged into warrants exercisable into common stock based on the exchange ratio of 3.123. The exercise price of each converted warrant was determined by dividing the exercise price of the respective Forge Global, Inc. warrants by the exchange ratio, rounded to the nearest whole cent. On and effective August 5, 2022, SuRo Capital Corp. notified Forge Global, Inc. of its intent to net exercise via cashless settlement its 230,144 common warrants in Forge Global, Inc. into 53,283 shares of Forge Global, Inc.’s public common stock, pursuant to the net exercise formula in the warrant agreement. The exercise was effectuated on September 30, 2022.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The table below displays the Company’s subsidiaries as of March 31, 2023, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

March 31, 2023

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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2023. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

March 31, 2023

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

March 31, 2023

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

March 31, 2023

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of March 31, 2023 and December 31, 2022, for details regarding the nature and composition of the Company’s investment portfolio.

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

March 31, 2023

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of March 31, 2023 and December 31, 2022, the Company had $609,685 and $628,332, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of March 31, 2023 and December 31, 2022, the Company had deferred financing costs of $539,120 and $555,761, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of March 31, 2023 and December 31, 2022, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

March 31, 2023

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

Recently Issued or Adopted Accounting Standards

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company does not anticipate the new standard will have a material impact to the condensed consolidated financial statements and related disclosures.

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

March 31, 2023

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp. VI, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp. VII, a special purpose acquisition company, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp. VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of March 31, 2023, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $300,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a special purpose acquisition company, and is a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of March 31, 2023, the fair value of the Company’s investment in Skillsoft Corp. was $1,963,686.

The Company’s initial investment in Shogun Enterprises, Inc. on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was at the time of investment, a non-controlling member of the board of directors of Shogun Enterprises, Inc., and held a minority equity interest in such portfolio company. The Company’s investment in Architect Capital PayJoy SPV, LLC also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Ms. Findley, at the time of investment, was a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and held a minority equity interest in such investment manager. As of March 31, 2023, the fair values of the Company’s remote-affiliate investments in Shogun Enterprises, Inc. (d/b/a Hearth) and Architect Capital PayJoy SPV, LLC were $3,604,260 and $10,000,000, respectively.

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, are non-controlling members of the board of directors of Colombier Acquisition Corp., a special purpose acquisition company, which is sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies. The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a special purpose acquisition company, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of March 31, 2023, the fair values of the Company’s aggregate investments in each of Colombier Sponsor LLC and AltC Sponsor LLC were $14,794,714 and $250,000, respectively.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of March 31, 2023, the Company had 64 positions in 37 portfolio companies. As of December 31, 2022, the Company had 64 positions in 39 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$117,225,959	$112,693,622	52.4%	$118,472,118	$117,214,465	55.8%
Common Stock	55,683,030	34,964,456	16.3%	50,601,512	18,692,931	8.9%
Debt Investments	6,066,466	4,141,191	1.9%	6,316,466	4,488,200	2.1%
Options	10,914,124	1,753,883	0.8%	11,415,787	3,469,497	1.7%
Total Private Portfolio Companies	189,889,579	153,553,152	71.4%	186,805,883	143,865,093	68.5%
Publicly Traded Portfolio Companies
Common Stock	25,463,415	11,534,888	5.4%	29,322,625	13,323,485	6.3%
Total Portfolio Investments	215,352,994	165,088,040	76.8%	216,128,508	157,188,578	74.8%
Non-Portfolio Investments
U.S. Treasury Bills	75,497,157	75,986,912	35.3%	84,999,598	85,056,817	40.5%
Total Investments	$290,850,151	$241,074,952	112.1%	$301,128,106	$242,245,395	115.3%

The geographic and industrial compositions of the Company’s portfolio at fair value as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023			As of December 31, 2022
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$94,490,362	57.2%	43.9%	$94,996,805	60.4%	45.1%
Northeast	54,146,222	32.8%	25.2%	46,944,432	29.9%	22.4%
Midwest	8,527,740	5.2%	4.0%	8,183,281	5.2%	3.9%
International	7,923,716	4.8%	3.7%	7,064,060	4.5%	3.4%
Total	$165,088,040	100.0%	76.8%	$157,188,578	100.0%	74.8%

	As of March 31, 2023			As of December 31, 2022
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$62,140,686	37.6%	29.1%	$61,841,493	39.4%	29.4%
Financial Technology	49,129,888	29.8%	22.8%	38,096,753	24.2%	18.1%
Marketplaces	24,817,944	15.0%	11.5%	27,291,467	17.4%	13.0%
Big Data/Cloud	14,856,153	9.0%	6.9%	14,927,819	9.5%	7.1%
Social/Mobile	13,209,341	8.0%	6.1%	14,047,018	8.9%	6.7%
Sustainability	934,028	0.6%	0.4%	984,028	0.6%	0.5%
Total	$165,088,040	100.0%	76.8%	$157,188,578	100.0%	74.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Education Software
Interactive Learning
Online Education
Big Data/Cloud	Gaming Licensing
Retail Technology
Geolocation Technology
Warehouse Automation
Marketplaces	Global Innovation Platform
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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2023 and December 31, 2022 are as follows:

	As of March 31, 2023
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$112,693,622	$112,693,622
Common Stock	—	—	34,964,456	34,964,456
Debt Investments	—	—	4,141,191	4,141,191
Options	—	—	1,753,883	1,753,883
Private Portfolio Companies	—	—	153,553,152	153,553,152
Publicly Traded Portfolio Companies
Common Stock	11,534,888	—	—	11,534,888
Non-Portfolio Investments
U.S. Treasury bills	75,986,912	—	—	75,986,912
Total Investments at Fair Value	$87,521,800	$—	$153,553,152	$241,074,952

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$117,214,465	$117,214,465
Common Stock	—	—	18,692,931	18,692,931
Debt Investments	—	—	4,488,200	4,488,200
Options	—	—	3,469,497	3,469,497
Private Portfolio Companies	—	—	143,865,093	143,865,093
Publicly Traded Portfolio Companies
Common Stock	13,298,992	24,493	—	13,323,485
Non-Portfolio Investments
U.S. Treasury bills	85,056,817	—	—	85,056,817
Total Investments at Fair Value	$98,355,809	$24,493	$143,865,093	$242,245,395

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2023 and December 31, 2022. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of March 31, 2023
Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$34,964,456	Market approach	Revenue multiples	1.01x - 9.86x (8.22x)
		PWERM(5)	AFFO(4) multiple	9.86x
Preferred stock in private companies		Market approach	Revenue multiples	0.39x - 7.99x (2.36x)
	$112,693,622		Discount rate	15.0% (15.0%)
			Revenue multiples	1.8x - 2.01x
		PWERM(5)	DLOM	10.0% (10.0%)
			Financing Risk	75.0% (75.0%)
Debt investments	$4,141,191	Market approach	Revenue multiples	0.39x - 5.24x (3.34x)
Options	$1,753,883	Option pricing model	Term to expiration (Years)	0.75x - 5.04x

(1)	As of March 31, 2023, the Board used a hybrid market and income approach to value certain common and preferred stock investments as the Board felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

As of December 31, 2022
Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$18,692,931	Market approach	Revenue multiples	1.06x - 4.42x (1.74x)
			Liquidation Value	N/A
		PWERM(5)	AFFO(4) multiple	8.62x -12.62x (10.94x)
Preferred stock in private companies	$117,214,465	Market approach	Revenue multiples	0.47x - 5.45x (2.38x)
			Liquidation Value	N/A
		Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	1.17x - 1.26x
			DLOM	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$4,488,200	Market approach	Revenue multiples	0.47x - 5.45x (3.6x)
Options	$3,469,497	Option pricing model	Term to expiration (Years)	1.00x - 5.29x (1.65x)
		Discounted cash flow	Discount Rate	15.0% (15.0%)

(1)	As of December 31, 2022, the Board used a hybrid market and income approach to value certain common and preferred stock investments as the Board felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2023 as follows:

	Three Months Ended March 31, 2023
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Purchases, capitalized fees and interest	—	2,003,698	—	—	2,003,698
Sales/Maturity of investments	—	—	(250,000)	—	(250,000)
Exercises and conversions(1)	3,751,518	(3,249,855)	—	(501,663)	—
Realized gains/(losses)	1,330,000	—	—	—	1,330,000
Net change in unrealized appreciation/(depreciation) included in earnings	11,190,007	(3,274,686)	(97,009)	(1,213,951)	6,604,361
Fair Value as of March 31, 2023	$34,964,456	$112,693,622	$4,141,191	$1,753,883	$153,553,152
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2023	$11,190,007	$(3,274,686)	$(97,009)	$(1,215,614)	$6,602,698

(1)	During the three months ended March 31, 2023, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Orchard Technologies, Inc.	Preferred shares, Series D Simple Agreement for Future Equity	Senior Preferred shares, Series 1 Senior Preferred shares, Series 2 Class A Common Shares

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2022 as follows:

	Year Ended December 31, 2022
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Transfers out of Level 3(1)	(6,918,251)	(1,775,506)	—	(48,639)	(8,742,396)
Purchases, capitalized fees and interest	—	20,767,788	1,509,093	503,183	22,780,064
Sales/Maturity of investments	(874,470)	—	(1,000,000)	—	(1,874,470)
Realized gains/(losses)	160,965	—	—	(70,379)	90,586
Net change in unrealized appreciation/(depreciation) included in earnings	(16,535,469)	(65,579,615)	967,669	(1,873,780)	(83,021,195)
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2022	$(7,023,165)	$(63,138,372)	$967,669	$(1,624,324)	$(70,818,192)

(1)	During the year ended December 31, 2022, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Forge Global, Inc.	Common Shares, Class AA Junior Preferred Shares Junior Preferred Warrants, Strike Price $12.42, Expiration Date 11/9/2025	Public Common shares (Level 2) Common warrants, Strike Price $3.98, Expiration Date 11/9/2025 (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2023 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Unrealized Gains/(Losses)	Fair Value at March 31, 2023	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(7)	2,700,000	$—	$1,157,487	$(563,487)	$594,000	0.28%
Total Options		—	1,157,487	(563,487)	594,000	0.28%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A(4)	14,300,000	—	984,028	(50,000)	934,028	0.43%
Total Preferred Stock		—	984,028	(50,000)	934,028	0.43%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	236,000	10,000,000	—	10,000,000	4.65%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(7)	1,976,033	—	1,554,355	12,646,359	14,200,714	6.60%
Total Common Stock		236,000	11,554,355	12,646,359	24,200,714	11.25%
TOTAL CONTROLLED INVESTMENTS*(2)		$236,000	$13,695,870	$12,032,872	$25,728,742	11.96%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)	$1,010,198	$—	$1,988,200	$(97,009)	$1,891,191	0.88%
Total Debt Investments		—	1,988,200	(97,009)	1,891,191	0.88%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.–Preferred shares, Series C-2 6%(8)	683,482	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series B 6%(8)	922,509	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series A 6%(8)	1,090,909	—	—	—	—	—%
Ozy Media, Inc.–Preferred shares, Series Seed 6%(8)	500,000	—	—	—	—	—%
Total Digital Media Platform		—	—	—	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(5)	329,337	—	533,429	(26,638)	506,791	0.24%
StormWind, LLC–Preferred shares, Series C 8%(5)	2,779,134	—	5,675,081	(249,668)	5,425,413	2.52%
StormWind, LLC–Preferred shares, Series B 8%(5)	3,279,629	—	3,550,631	(265,265)	3,285,366	1.53%
StormWind, LLC–Preferred shares, Series A 8%(5)	366,666	—	191,694	(29,657)	162,037	0.08%
Total Interactive Learning		—	9,950,835	(571,228)	9,379,607	4.36%
Total Preferred Stock		—	9,950,835	(571,228)	9,379,607	4.36%

Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(8)	295,565	$—	$—	$—	$—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(6)	1	—	652,127	(652,127)	—	—%
Total Global Innovation Platform		—	652,127	(652,127)	—	—%
Total Options		—	652,127	(652,127)	—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$12,591,162	$(1,320,364)	$11,270,798	5.24%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of March 31, 2023, 20.49% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of March 31, 2023, the investments noted had been placed on non-accrual status.

(4)	The SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) preferred shares held by SuRo Capital Corp. do not entitle SuRo Capital Corp. to a preferred dividend rate. SuRo Capital Corp. does not anticipate that SPBRX, INC. will pay distributions on a quarterly or regular basis or become a predictable distributor of distributions.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(7)	Colombier Sponsor LLC is the sponsor of Colombier Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(8)	On March 1, 2023, Ozy Media, Inc. suspended operations.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

March 31, 2023

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

March 31, 2023

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

During the three months ended March 31, 2023, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. During the three months ended March 31, 2022, the Company repurchased 153,517 shares of the Company’s common stock under the Share Repurchase Program. As of March 31, 2023, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million. On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

During the three months ended March 31, 2023, the Company did not issue or sell shares under the ATM program. During the three months ended March 31, 2022, the Company issued and sold 17,807 Shares under the ATM Program at weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of March 31, 2023, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Earnings per common share–basic:
Net change in net assets resulting from operations	$4,616,509	$20,456,455
Weighted-average common shares–basic	28,378,529	31,228,046
Earnings per common share–basic	$0.16	$0.66
Earnings per common share–diluted:
Net change in net assets resulting from operations	$4,616,509	$20,456,455
Weighted-average common shares outstanding–diluted(1)	28,378,529	31,228,046
Earnings per common share–diluted	$0.16	$0.66

(1)	For the three months ended March 31, 2023 and March 31, 2022, there were no potentially dilutive securities outstanding.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023 and December 31, 2022, the Company booked a right-of-use asset and operating lease liability of $252,135 and $288,268, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of March 31, 2023 and December 31, 2022, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended March 31, 2023 and 2022, the Company incurred $48,723 and $47,332, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of March 31, 2023, the remaining lease term was 1.3 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of March 31, 2023:

For the Years Ended December 31,	Amount
2023	143,883
2024	113,603
$257,486

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2023	2022
Per Basic Share Data
Net asset value at beginning of the year	$7.39	$11.72
Net investment loss(1)	(0.15)	(0.14)
Net realized gain on investments(1)	0.01	0.10
Net change in unrealized appreciation/(depreciation) of investments(1)	0.30	0.69
Dividends declared	—	(0.11)
Issuance of common stock from public offering(1)	—	0.01
Repurchase of common stock(1)	—	(0.06)
Stock-based compensation(1)	0.04	0.01
Net asset value at end of period	$7.59	$12.22
Per share market value at end of period	$3.62	$8.63
Total return based on market value(2)	(4.74)%	(31.72)%
Total return based on net asset value(2)	2.71%	5.03%
Shares outstanding at end of period	28,338,580	31,164,443
Ratios/Supplemental Data:
Net assets at end of period	$215,043,069	$380,701,527
Average net assets	$209,347,362	$364,015,960
Ratio of net operating expenses to average net assets(3)	10.70%	5.39%
Ratio of net investment loss to average net assets(3)	(8.18)%	(4.73)%
Portfolio Turnover Ratio	1.24%	—%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

March 31, 2023

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2020–2023 in New York and 2019–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2023, there were no material interest or penalties incurred related to uncertain tax positions.

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

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on March 31, 2023 and December 31, 2022 was $23.50 and $23.51 per note, respectively. As of March 31, 2023 and December 31, 2022, the fair value of the 6.00% Notes due 2026 was $70.5 million and $70.5 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of March 31, 2023 and December 31, 2022	—

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

As of March 31, 2023 and December 31, 2022, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

During the three months ended March 31, 2023, the Company did not grant any restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. The Company determined that the fair values, based on the grant date close price of such restricted shares granted under the Amended & Restated 2019 Equity Incentive Plan during the three months ended March 31, 2023 and 2022 were approximately $0 and $2,885,000, respectively, in the aggregate.

For the three months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of $755,581 and $633,193, respectively. As of March 31, 2023 and December 31, 2022, there were approximately $5,696,028 and $6,451,610 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods. On June 1, 2022, 15,080 restricted shares related to the 2021 non-employee director grants vested. The Company expensed the full value of restricted stock compensation related to annual non-employee director grants on the vesting date.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

The following table summarizes the activities for the Company’s restricted share grants for the three months ended March 31, 2023 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2022	606,620
Granted	—
Vested(1)	(177,937)
Forfeited	—
Outstanding as of March 31, 2023	428,683
Vested as of March 31, 2023	348,737

(1)	The balance of vested shares as of March 31, 2023 reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement. Of the 177,937 shares vested, 90,919 shares were forfeited at time of vest related to net share settlement.

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

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2023 through May 9, 2023, the Company exited or received proceeds from the following investments (excluding short-term U.S. Treasury investments):

Portfolio Company	Transaction Date	Net Proceeds	Realized Gain/(Loss)(1)
Ozy Media, Inc.(2)	5/4/2023	$—	$(10,945,024)
Residential Homes For Rent, LLC (d/b/a Second Avenue)(3)	4/21/2023	83,333	—
Total		$83,333	$(10,945,024)

(1)	Realized loss does not include adjustments to amounts held in escrow receivable.
(2)	On May 4, 2023, SuRo Capital Corp. abandoned its investment in Ozy Media, Inc.
(3)	Subsequent to March 31, 2023, $0.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $0.1 million repaid a portion of the outstanding principal and the remaining proceeds were attributed to interest.

From April 1, 2023 through May 9, 2023, the Company did not purchase any investments (excluding short-term U.S. Treasury investments).

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Modified Dutch Auction Tender Offer

On March 17, 2023, the Company’s Board approved a tender offer, which commenced on March 21, 2023, to purchase up to 3,000,000 shares of its common stock at a price per share not less than $3.00 and not greater than $4.50 in $0.10 increments, using available cash, expiring on April 17, 2023. Pursuant to the terms of the tender offer, the Company repurchased 3,000,000 shares, representing 10.6% of its outstanding shares, on or about April 21, 2023 at a price of $4.50 per share. The Company used available cash to fund the purchase of its shares of common stock in the tender offer and to pay for all related fees and expenses.

Custody Agreements

On April 19, 2023, the Company and Western Alliance Trust Company, National Association (the “Custodian”) entered into a custody agreement (the “Custody Agreement”), pursuant to which the Custodian was appointed to serve as the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the Custody Agreement at any time upon sixty (60) days’ prior written notice.

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

The Company’s three controlled portfolio companies as of March 31, 2023, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC and Colombier Sponsor LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended March 31, 2022 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.”

On and effective March 12, 2019, our Board of Directors approved our internalization (the “Internalization”) and we began operating as an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with its management. As an internally managed BDC, we are managed by our employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding our compensation structure. As a result of the Internalization, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.

Except as otherwise disclosed herein, this Form 10-Q discusses our business and operations as an internally-managed BDC during the period covered by this Form 10-Q.

Portfolio and Investment Activity

Three Months Ended March 31, 2023

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2023, of all of our portfolio investments, excluding U.S. Treasury bills, was $165,088,040.

During the three months ended March 31, 2023, we funded investments in an aggregate amount of $3,330,000 (not including capitalized transaction costs or investments in short-term U.S. Treasury investments) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.(1)	Preferred shares, Series 1	1/13/2023	$2,000,000
True Global Ventures 4 Plus Pte Ltd(2)	Limited Partner Fund Investment	3/31/2023	1,330,000
Total			$3,330,000

(1)	On January 13, 2023, SuRo Capital Corp. invested $2.0 million in Orchard Technologies, Inc.’s Series 1 Senior Preferred financing round. As part of the transaction, SuRo Capital Corp. exchanged a portion of its existing Series D Preferred shares investment for Series 1 Senior Preferred shares, Series 2 Senior Preferred shares, and Common shares. Additionally, SuRo Capital Corp.’s previous investment in the Simple Agreement for Future Equity was converted into additional Series 1 Senior Preferred shares.
(2)	The previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions.

During the three months ended March 31, 2023, we capitalized fees of $3,698.

During the three months ended March 31, 2023, we exited or received proceeds from investments in the amount of $4,190,159, net of transaction costs, and realized a net gain on investments of $189,343 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Rent the Runway, Inc.(3)	1/4/2023	79,191	$3.05	$241,456	$(961,837)
Kahoot! ASA(4)	Various	38,305	1.97	75,601	(100,466)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(5)	Various	123,938	18.50	2,293,102	(186,748)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Various	N/A	N/A	250,000	—
True Global Ventures 4 Plus Pte Ltd(7)	3/31/2023	N/A	N/A	1,330,000	1,330,000
Total				$4,190,159	$80,949

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of January 4, 2023, SuRo Capital had sold its remaining Rent the Runway, Inc. public common shares.
(4)	As of March 8, 2023, SuRo Capital had sold its remaining Kahoot! ASA public common shares.
(5)	As of March 31, 2023, SuRo Capital held 105,820 remaining NewLake Capital Partners, Inc. public common shares.
(6)	During the three months ended March 31, 2023, approximately $0.3 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.3 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(7)	The previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions.

During the three months ended March 31, 2023, we did not write-off any investments.

Three Months Ended March 31, 2022

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

During the three months ended March 31, 2022, we exited or received proceeds from investments in an amount of $1,287,722, net of transaction costs, and realized a net gain on investments of $3,096,275 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)	Various	27,352	$27.76	$759,225	$212,073
Rover, Inc.	1/31/2022	42,744	6.52	278,497	150,725
Residential Homes for Rent, LLC (d/b/a Second Avenue)(3)	Various	N/A	N/A	250,000	—
Total				$1,287,722	$362,798

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	During the three months ended March 31, 2022, approximately $0.3 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.2 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

During the three months ended March 31, 2022, we did not write-off any investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Operating results for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Total Investment Income	$1,299,082	$583,100
Interest income	1,235,937	452,455
Dividend income	63,145	130,645
Total Operating Expenses	$5,520,847	$4,807,805
Compensation expense	2,136,754	1,860,702
Directors’ fees	160,565	160,565
Professional fees	990,834	1,272,713
Interest expense	1,213,286	1,200,786
Income tax expense	529,780	2,050
Other expenses	489,628	310,989
Net Investment Loss	$(4,221,765)	$(4,224,705)
Net realized gain/(loss) on investments	189,343	3,096,275
Net change in unrealized appreciation/(depreciation) of investments	8,648,931	21,584,885
Net Change in Net Assets Resulting from Operations	$4,616,509	$20,456,455

Investment Income

Investment income increased to $1,299,082 for the three months ended March 31, 2023 from $583,100 for the three months ended March 31, 2022. The net increase between periods was due to the addition of interest income from U.S. Treasury Bills, Xgroup Holdings Limited (d/b/a Xpoint), and Shogun Enterprises, Inc. (d/b/a Hearth). The increase was offset by a decrease in interest income from Architect Capital PayJoy SPV, LLC, Residential Homes for Rent, LLC (d/b/a Second Avenue) and Neutron Holdings, Inc. (d/b/a/ Lime), plus a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) and a cessation in dividend income from Treehouse Real Estate Investment Trust, Inc. during the three months ended March 31, 2023, relative to the three months ended March 31, 2022.

Operating Expenses

Total operating expenses increased to $5,520,847 for the three months ended March 31, 2023 from $4,807,805 for the three months ended March 31, 2022. The increase in operating expense was primarily due to an increase in compensation expense associated with an increased headcount and stock-based compensation, income tax expense due to estimates on blocker corporations, offset by a decrease in professional fees during the three months ended March 31, 2023, relative to the three months ended March 31, 2022.

Net Investment Loss

For the three months ended March 31, 2023, we recognized a net investment loss of $4,221,765, compared to a net investment loss of $4,224,705 for the three months ended March 31, 2022. The change between periods resulted from an increase in operating expenses, offset by an increase in total investment income between periods during the three months ended March 31, 2023, relative to the three months ended March 31, 2022.

Net Realized Gain on Investments

For the three months ended March 31, 2023, we recognized a net realized gain on our investments of $189,343, compared to a net realized gain of $3,096,275 for the three months ended March 31, 2022. The components of our net realized gains on portfolio investments for the three months ended March 31, 2023 and 2022, excluding U.S. Treasury investments and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2023, we had a net change in unrealized appreciation/(depreciation) of $8,648,931. For the three months ended March 31, 2022, we had a net change in unrealized appreciation/(depreciation) of $21,584,885. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended March 31, 2023 and 2022.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended March 31, 2023	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended March 31, 2022
Colombier Sponsor LLC	$12,082,872	Forge Global, Inc.	$41,728,933
Varo Money, Inc.	3,116,622	True Global Ventures 4 Plus Fund Pte Ltd	3,267,828
Aspiration Partners, Inc.	(2,544,036)	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(1,161,292)
Orchard Technologies, Inc.	(4,699,728)	Trax Ltd.	(1,600,177)
		Nextdoor, Inc.	(2,452,786)
		Rover Group, Inc.(1)	(3,028,901)
		Skillsoft Corp.	(3,053,532)
		Course Hero, Inc.	(11,030,543)
Other(2)	693,201	Other(2)	(1,084,645)
Total	$8,648,931	Total	$21,584,885

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of March 31, 2023 for details regarding activity in our investment portfolio from April 1, 2023 through May 9, 2023.

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

Modified Dutch Auction Tender Offer

On March 17, 2023, the Company’s Board approved a tender offer, which commenced on March 21, 2023, to purchase up to 3,000,000 shares of its common stock at a price per share not less than $3.00 and not greater than $4.50 in $0.10 increments, using available cash, expiring on April 17, 2023. Pursuant to the terms of the tender offer, the Company repurchased 3,000,000 shares, representing 10.6% of its outstanding shares, on or about April 21, 2023 at a price of $4.50 per share. The Company used available cash to fund the purchase of its shares of common stock in the tender offer and to pay for all related fees and expenses.

Custody Agreement

On April 19, 2023, the Company and Western Alliance Trust Company, National Association (the “Custodian”) entered into a custody agreement (the “Custody Agreement”), pursuant to which the Custodian was appointed to serve as the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the Custody Agreement at any time upon sixty (60) days’ prior written notice.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2023.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2023 and 2022, our operating expenses were $5,520,847 and $4,807,805, respectively.

Cash Reserves and Liquid Securities	March 31, 2023	December 31, 2022
Cash	$48,113,676	$40,117,598
Cash Equivalents:
U.S. Treasury bills(1)	75,986,912	85,056,817
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	11,534,888	13,298,992
Subject to other sales restrictions(3)	—	24,493
Securities of publicly traded portfolio companies	11,534,888	13,323,485
Total Cash Reserves and Liquid Securities	$135,635,476	$138,497,900

(1)	Consists of short-term U.S. Treasury bills.
(2)	“Unrestricted securities” represents common stock of our publicly traded portfolio companies that are not subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded companies that are subject to certain lock-up restrictions.

During the three months ended March 31, 2023, cash increased to $48,113,676 from $40,117,598 at the beginning of the year. The increase in cash was primarily due to the sale or exit of investments, including U.S. Treasury bills and other investment income received, offset by the purchase of new investments including U.S. Treasury bills, interest on the 6.00% Notes due 2026, and to pay our operating expenses.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2023 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due December 30, 2026(1)	$75.0	$—	$—	$75.0	$—
Operating lease liability	0.3	0.2	0.1	—	—
Total	$75.3	$0.2	$0.1	$75.0	$—

(1)	Reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of March 31, 2023. Refer to “Note 10—Debt Capital Activities” in our condensed consolidated financial statements as of March 31, 2023 for more information.

Share Repurchase Program

During the three months ended March 31, 2023, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. During the three months ended March 31, 2022, the Company repurchased 153,517 shares of the Company’s common stock under the Share Repurchase Program. As of March 31, 2023, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million. On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our condensed consolidated financial statements as of March 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three months ended March 31, 2023, the Company did not issue or sell shares under the ATM program. During the three months ended March 31, 2022, the Company issued and sold 17,807 Shares under the ATM Program at weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of March 31, 2023, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our condensed consolidated financial statements as of March 31, 2023 for more information regarding the ATM Program.

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

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of March 31, 2023 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2023. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of March 31, 2023 for more information. The Taxable Subsidiaries included in our condensed consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of March 31, 2023 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of March 31, 2023 for more information.

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

As of March 31, 2023, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2022 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as stated below, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2022.

We may be subject to risks related to bank impairments or failures either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.

In March 2023, the U.S. Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank, and in May 2023, the FDIC took control of First Republic Bank due to liquidity concerns. The impairment or failure of one or more banks with whom any of our portfolio companies transact may inhibit the ability of our portfolio companies to access depository accounts, including cash and cash equivalents, as well as investment accounts, which, in turn, may indirectly impact our performance and results of operations. In the event of a bank impairment or failure, affected portfolio companies may experience difficulties impacting their performance or results of operations, which, in turn, may result in impacts to our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, our affected portfolio companies would not recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential indirect impact to us as a result of the same.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2023 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2023	—	$—	—	$16,364,771
February 1 through February 28, 2023	—	—	—	16,364,771
March 1 through March 31, 2023	—	—	—	16,364,771
Total	—		—

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, the Company’s Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of the Company’s common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended March 31, 2023, the Company did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2023, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $16.4 million.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Custody Agreement, dated as of April 19, 2023, by and among the Company and Western Alliance Trust Company, N.A., as Custodian.(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on April 19, 2023, and incorporated by reference herein.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	May 10, 2023	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 10, 2023	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

