Form 10-K/A
period 2022-12-31
SURO CAPITAL CORP.
filed 2023-08-15
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for SuRo Capital Corp. for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Form 10-K”).

This Amendment is being filed solely for the purpose of correcting the “Report of Independent Registered Public Accounting Firm” included in the Original Form 10-K (the “Report”) to (i) include reference to Marcum LLP’s audit of all periods presented in the Company’s financial highlights (presented in Note 8 to the Consolidated Financial Statements), with exception for the year ended December 31, 2018, which was audited by a predecessor firm, and (ii) to note, in accordance with Accounting Standard 3105.58, that the financial highlights for the year ended December 31, 2018 were audited by a predecessor firm. The changes made to the Report do not in any way change the conclusions expressed in the Report included in the Original Form 10-K.

Pursuant to Rule 12b-15, this Amendment also contains new certifications for our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which are attached as exhibits hereto. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part II, Item 8 in this Amendment.

Except for the amendment to correct the Report and certifications referred to above, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K and except as described above this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC.

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SuRo Capital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2022, the financial highlights (presented in Note 8) for the periods presented, with exception for the year ended December 31, 2018, which was audited by a predecessor firm, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2022 and the financial highlights for the periods presented, with exception for the year ended December 31, 2018, which was audited by a predecessor firm, in conformity with accounting principles generally accepted in the United States of America.

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(1)	Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Form of Common Stock Certificate(5)
4.2	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(6)
4.3	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(7)
4.4	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.3)(7)
4.5	Description of Securities(8)
10.1	Dividend Reinvestment Plan(1)
10.2	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(9)
10.3	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(9)
10.4	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(9)
10.5	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(9)
10.6	Custody Agreement dated April 14, 2011 by and between the Registrant and U.S. Bank National Association(10)
10.7	Custody Agreement, dated October 28, 2022, by and between the Registrant and U.S. Bank Trust Company, National Association, as Custodian.(11)
10.8	Document Custody Agreement, dated October 28, 2022, by and between the Registrant and U.S. Bank National Association, as Document Custodian. (11)
10.9	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.10	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Mark D. Klein(12)
10.11	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Allison Green(12)
10.12	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated March 10, 2022, by and between SuRo Capital Corp. and Allison Green(8)
10.13	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(13)
10.14	Amendment No.1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(14)
14.1	Code of Ethics (16)
14.2	Code of Business Conduct and Ethics (15)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
23.1	Consent of Marcum LLP(16)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Marcum LLP regarding the Senior Securities table(16)
99.2	Report of Deloitte & Touche LLP regarding the Senior Securities table(6)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655), filed on September 20, 2011, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020 and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021 and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022 and incorporated by reference herein.

(9)	Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.

(10)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.

(11)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on November 1, 2022, and incorporated by reference herein.

(12)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on May 6, 2021 and incorporated by reference herein.

(13)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 3, 2020 and incorporated by reference herein.

(14)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on September 23, 2020 and incorporated by reference herein.

(15)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 13, 2020 and incorporated by reference herein.

(16)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 16, 2023 and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	August 15, 2023	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2023	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 15, 2023	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

Date: August 15, 2023	By:	/s/ Leonard A. Potter
Leonard A. Potter
Director

Date: August 15, 2023	By:	/s/ Ronald M. Lott
Ronald M. Lott
Director

Date: August 15, 2023	By:	/s/ Marc Mazur
Marc Mazur
Director

Date: August 15, 2023	By:	/s/ Lisa Westley
Lisa Westley
Director

