Form 10-Q
period 2023-09-30
SURO CAPITAL CORP.
filed 2023-11-09
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

The issuer had 25,209,108 shares of common stock, $0.01 par value per share, outstanding as of November 8, 2023.

SURO CAPITAL CORP.

i

PART I

Item 1. Financial Statements and Supplementary Data

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $162,899,416 and $155,103,810, respectively)	$152,267,563	$130,901,546
Non-controlled/affiliate investments (cost of $32,911,517 and $41,140,804, respectively)	30,297,127	12,591,162
Controlled investments (cost of $17,168,157 and $19,883,894, respectively)	10,928,028	13,695,870
Total Portfolio Investments	193,492,718	157,188,578
Investments in U.S. Treasury bills (cost of $19,990,216 and $84,999,598, respectively)	20,265,064	85,056,817
Total Investments (cost of $232,969,306 and $301,128,106, respectively)	213,757,782	242,245,395
Cash	73,503,279	40,117,598
Escrow proceeds receivable	309,484	628,332
Interest and dividends receivable	100,860	138,766
Deferred financing costs	611,736	555,761
Prepaid expenses and other assets(1)	693,687	727,006
Total Assets	288,976,828	284,412,858
LIABILITIES
Accounts payable and accrued expenses(1)	3,162,468	708,827
Dividends payable	188,357	296,170
6.00% Notes due December 30, 2026(2)	73,654,960	73,387,159
Total Liabilities	77,005,785	74,392,156
Commitments and contingencies (Notes 7 and 10)
Net Assets	$211,971,043	$210,020,702
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 25,209,108 and 28,429,499 issued and outstanding, respectively)	$252,091	$284,295
Paid-in capital in excess of par	318,691,954	330,899,254
Accumulated net investment loss	(75,528,136)	(64,832,605)
Accumulated net realized gain/(loss) on investments, net of distributions	(11,989,672)	2,552,465
Accumulated net unrealized appreciation/(depreciation) of investments	(19,455,194)	(58,882,707)
Net Assets	$211,971,043	$210,020,702
Net Asset Value Per Share	$8.41	$7.39

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of September 30, 2023, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2022, the 6.00% Notes due December 30, 2026 (effective interest rate of 6.53%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income	$28,070	$26,747	$117,939	$338,484
Dividend income	63,145	107,764	189,435	429,758
Controlled investments:
Interest income	400,000	385,000	954,425	1,225,000
Interest income from U.S. Treasury bills	974,531	—	2,875,247	—
Total Investment Income	1,465,746	519,511	4,137,046	1,993,242
OPERATING EXPENSES
Compensation expense	2,123,704	1,836,808	6,378,330	5,456,771
Directors’ fees(1)	161,661	161,661	483,887	514,055
Professional fees	277,075	565,411	2,184,488	2,916,583
Interest expense	1,215,248	1,202,748	3,642,801	3,630,301
Income tax expense	—	74,497	620,606	82,238
Other expenses	356,484	487,619	1,522,465	1,238,120
Total Operating Expenses	4,134,172	4,328,744	14,832,577	13,838,068
Net Investment Loss	(2,668,426)	(3,809,233)	(10,695,531)	(11,844,826)
Realized Loss on Investments:
Non-controlled/non-affiliated investments	(1,461,281)	(5,141,097)	(3,597,113)	(3,940,668)
Non-controlled/affiliate investments	—	—	(10,945,024)	(70,379)
Net Realized Loss on Investments	(1,461,281)	(5,141,097)	(14,542,137)	(4,011,047)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	27,760,743	(34,763,904)	13,544,366	(101,639,973)
Non-controlled/affiliate investments	1,568,324	(1,866,488)	25,939,147	(2,228,109)
Controlled investments	(6,000)	(321,528)	(56,000)	(61,528)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	29,323,067	(36,951,920)	39,427,513	(103,929,610)
Net Change in Net Assets Resulting from Operations	$25,193,360	$(45,902,250)	$14,189,845	$(119,785,483)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.99	$(1.54)	$0.53	$(3.92)
Diluted(2)	$0.99	$(1.54)	$0.53	$(3.92)
Weighted-Average Common Shares Outstanding
Basic	25,351,306	29,781,801	26,549,672	30,542,611
Diluted(2)	25,351,306	29,781,801	26,549,672	30,542,611

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.
(2)	For the three and nine months ended September 30, 2023 and September 30, 2022, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Net Assets at Beginning of Year	$210,020,702	$364,846,624

Change in Net Assets Resulting from Operations
Net investment loss	(4,221,765)	(4,224,705)
Net realized gain on investments	189,343	3,096,275
Net change in unrealized appreciation/(depreciation) of investments	8,648,931	21,584,885
Net Change in Net Assets Resulting from Operations	4,616,509	20,456,455
Distributions
Dividends declared	—	(3,441,824)
Total Distributions	—	(3,441,824)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	—	229,896
Stock-based compensation	405,858	(30,016)
Repurchases of common stock	—	(1,359,607)
Net Change in Net Assets Resulting from Capital Transactions	405,858	(1,159,727)
Total Change in Net Assets	5,022,367	15,854,904
Net Assets at March 31	$215,043,069	$380,701,528

Change in Net Assets Resulting from Operations
Net investment loss	(3,805,340)	(3,810,888)
Net realized loss on investments	(13,270,199)	(1,966,225)
Net change in unrealized appreciation/(depreciation) of investments	1,455,515	(88,562,575)
Net Change in Net Assets Resulting from Operations	(15,620,024)	(94,339,688)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	769,679	703,566
Repurchases of common stock	(13,500,000)	(6,892,934)
Net Change in Net Assets Resulting from Capital Transactions	(12,730,321)	(6,189,368)
Total Change in Net Assets	(28,350,345)	(100,529,056)
Net Assets at June 30	$186,692,724	$280,172,472

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED) - continued

	Nine Months Ended September 30,
	2023	2022
Change in Net Assets Resulting from Operations
Net investment loss	$(2,668,426)	$(3,809,233)
Net realized loss on investments	(1,461,281)	(5,141,097)
Net change in unrealized appreciation/(depreciation) of investments	29,323,067	(36,951,920)
Net Change in Net Assets Resulting from Operations	25,193,360	(45,902,250)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	763,644	713,389
Repurchases of common stock	(678,685)	(13,200,000)
Net Change in Net Assets Resulting from Capital Transactions	84,959	(12,486,611)
Total Change in Net Assets	25,278,319	(58,388,861)
Net Assets at September 30	$211,971,043	$221,783,611

Capital Share Activity
Shares outstanding at beginning of year	28,429,499	31,118,556
Issuance of common stock from public offering	—	17,807
Issuance of common stock under restricted stock plan, net(1)	(33,898)	205,974
Shares repurchased	(3,186,493)	(3,008,676)
Shares Outstanding at End of Period	25,209,108	28,333,661

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$14,189,845	$(119,785,483)
Adjustments to reconcile net change in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	14,542,137	4,011,047
Net change in unrealized (appreciation)/depreciation of investments	(39,427,513)	103,929,610
Amortization of discount on 6.00% Notes due 2026	211,835	318,289
Stock-based compensation	1,939,181	1,386,939
Adjustments to escrow proceeds receivable	116,052	(855,758)
Accrued interest on U.S. Treasury bills	(243,674)	—
Purchases of investments in:
Portfolio investments	(19,836,933)	(12,526,206)
U.S. Treasury bills	(141,793,045)	(99,173,075)
Proceeds from sales or maturity of investments in:
Portfolio investments	8,328,163	7,776,744
U.S. Treasury bills	206,802,427	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	33,319	48,810
Interest and dividends receivable	37,906	(35,953)
Proceeds receivable	—	52,493
Escrow proceeds receivable	318,848	1,392,854
Accounts payable and accrued expenses	2,453,641	2,556,347
Accrued interest payable	—	(175,000)
Net Cash Used in Operating Activities	47,672,189	(111,078,342)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	—	229,896
Repurchases of common stock	(14,178,685)	(21,452,541)
Cash dividends paid	(107,823)	(26,481,943)
Deferred financing costs	—	(1,540)
Net Cash Used in Financing Activities	(14,286,508)	(47,706,128)
Total Decrease in Cash Balance	33,385,681	(158,784,470)
Cash Balance at Beginning of Year	40,117,598	198,437,078
Cash Balance at End of Period	$73,503,279	$39,652,608

Supplemental Information:	2023	2022
Interest paid	$3,375,000	$3,537,500
Taxes paid	530,556	7,569

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$55,402,498	26.14%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.72%
Total				14,999,972	65,402,469	30.85%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	11,948,583	5.64%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,649,024	0.78%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,975	4.72%
Total				15,004,340	11,648,999	5.50%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,000,005	4.72%
Shogun Enterprises, Inc. (d/b/a Hearth)(14)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	1.65%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.65%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.25%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	359,938	0.17%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	140,060	0.07%
Total				8,040,806	8,030,810	3.79%
Orchard Technologies, Inc.(13)	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	7,728,148	3.65%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	7,728,148	3.65%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	851,443	5,813,716	5,803,269	2.74%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	2,508,074	3,443,483	5,091,390	2.40%
True Global Ventures 4 Plus Pte Ltd**	Singapore, Singapore
Limited Partner Fund Investment(8)	Venture Investment Fund	8/27/2021	1	1,077,371	4,081,077	1.93%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	3,694,462	1.74%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.18%
Simple Agreement for Future Equity		5/25/2023	1	501,470	500,000	0.24%
Total				3,003,040	3,000,002	1.42%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	2,975,826	1.40%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	2,668,120	1.26%
Term loan 15%, Due 12/23/2023***(10)		12/23/2020	$250,000	250,000	250,000	0.12%
Total				1,750,000	2,918,120	1.38%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New Canaan, CT
Common shares***(3)	Cannabis REIT	8/12/2019	105,820	2,198,836	1,441,268	0.68%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,157,953	0.55%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,004,240	1,000,000	0.47%
Stake Trade, Inc. (d/b/a Prophet Exchange)(7)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	1	1,002,153	1,000,000	0.47%
Xgroup Holdings Limited (d/b/a Xpoint)**(7)	Dubai, UAE
Convertible Note 6%, Due 10/17/2024(4)	Geolocation Technology	8/17/2022	$1,000,000	1,010,091	1,000,000	0.47%
AltC Sponsor LLC**(11)(15)	New York, NY
Common shares, Class B	Special Purpose Acquisition Company	7/21/2021	214,400	224,753	724,243	0.34%
Common shares, Class A		7/21/2021	24,900	26,102	168,224	0.08%
Total				250,855	892,467	0.42%
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	981,843	9,818,430	873,840	0.41%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	799,323	0.38%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.24%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	262,420	1,462,357	477,604	0.23%
Churchill Sponsor VII LLC**(11)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	356,332	0.17%
Warrant units		2/25/2021	277,000	94,180	30,884	0.01%
Total				300,000	387,216	0.18%
Churchill Sponsor VI LLC**(11)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	195,000	134,297	134,297	0.06%
Warrant units		2/25/2021	199,100	65,703	65,703	0.03%
Total				200,000	200,000	0.09%
YouBet Technology, Inc. (d/b/a FanPower)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	578,029	752,943	187,500	0.09%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	27,232	0.01%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	—	—%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	—	—%
Junior Preferred Convertible Note 4% Due 5/11/2027(4)		5/11/2020	$506,339	506,339	—	—%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(12)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$162,899,416	$152,267,563	71.83%

NON-CONTROLLED/AFFILIATE(1)
PSQ Holdings, Inc. (d/b/a PublicSq.)**(3)(16)	West Palm Beach, FL
Common shares, Class A	E-Commerce Marketplace	4/1/2021	1,976,032	1,556,587	14,353,896	6.77%
Warrants, Strike Price $11.50, Expiration Date 7/19/2028		4/1/2021	2,700,000	1,159,150	3,753,000	1.77%
Total				2,715,737	18,106,896	8.54%
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$549,801	0.26%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,828,526	2.75%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,713,661	1.75%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	209,921	0.10%
Total				6,387,741	10,301,909	4.86%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	8,555,124	676,286	0.32%
Convertible Promissory Note 8% Due 8/23/2024(4)		2/17/2016	$1,010,198	1,030,176	1,212,036	0.57%
Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023		12/31/2018	250,000	5,080	—	—%
Total				9,590,380	1,888,322	0.89%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$32,911,517	$30,297,127	14.29%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	4.72%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A	Clean Technology	4/15/2014	14,300,000	7,151,412	928,028	0.44%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	928,028	0.44%

Total Controlled				$17,168,157	$10,928,028	5.16%

Total Portfolio Investments				$212,979,090	$193,492,718	91.28%

U.S. Treasury(3)
U.S. Treasury bill, 0%, due 12/28/2023***		6/30/2023	$20,529,000	19,990,216	20,265,064	9.56%
Total				19,990,216	20,265,064	9.56%

TOTAL INVESTMENTS				$232,969,306	$213,757,782	100.84%

See accompanying notes to condensed consolidated financial statements.

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2023

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2023, 21.30% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of September 30, 2023, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investments in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. On March 31, 2023, the previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions. On March 31, 2023, the full $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(10)	During the nine months ended September 30, 2023, approximately $0.9 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and the remaining was attributed to interest.

(11)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(12)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(13)	On January 13, 2023, SuRo Capital Corp. invested $2.0 million in Orchard Technologies, Inc.’s Series 1 Senior Preferred financing round. As part of the transaction, SuRo Capital Corp. exchanged a portion of its existing Series D Preferred shares investment for Series 1 Senior Preferred shares, Series 2 Senior Preferred shares, and Common shares. Additionally, SuRo Capital Corp.’s previous investment in the Simple Agreement for Future Equity was converted into additional Series 1 Senior Preferred shares.

(14)	On July 12, 2023, SuRo Capital Corp. invested $0.5 million in Shogun Enterprises, Inc (d/b/a Hearth)’s Series B-4 Preferred financing round. As part of the transaction, the previous investment in the Convertible Note was converted into Series B-3 Preferred shares. Additionally, SuRo Capital Corp. received Common Warrants as part of the transaction.

(15)	On July 11, 2023, AltC Acquisition Corp. announced it signed a definitive agreement to merge with Oklo, Inc. As part of the transaction, SuRo Capital Corp.’s Share units converted to 24,900 Class A Common shares and 214,400 Class B Common shares.

(16)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSq.) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSq). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSq.) Class A Common shares are subject to certain restrictions on transfer, while the Company’s PSQ Holdings, Inc. warrants are freely tradable.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$40,541,403	19.30%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.76%
Total				14,999,972	50,541,374	24.06%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	949,924	0.45%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	4.76%
Total				15,004,340	10,949,898	5.21%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	4.76%
Simple Agreement for Future Equity		9/2/2022	1	501,663	500,000	0.24%
Total				10,505,697	10,499,996	5.00%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F	Warehouse Automation	11/30/2022	232,568	10,004,286	10,000,005	4.76%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	6,229,360	2.97%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	312,151	0.15%
Total				1,283,005	6,541,511	3.11%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	6,084,041	2.90%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)(14)	Online Marketplace Finance	7/20/2011	2,508,074	3,443,483	4,338,968	2.07%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	3,712,977	1.77%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New Canaan, CT
Common shares***(3)	Cannabis REIT	8/12/2019	229,758	4,678,686	3,680,723	1.75%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	1,403,023	0.67%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	1,403,024	0.67%
Convertible Note 0.5%, Due 4/18/2024***		5/2/2022	$500,000	500,000	500,000	0.24%
Total				7,503,318	3,306,047	1.57%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	—	3,063,358	1.46%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	1,959,713	0.93%
Term loan 15%, Due 12/23/2023***(11)		12/23/2020	$1,000,000	1,000,000	1,000,000	0.48%
Total				2,500,000	2,959,713	1.41%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	280,797	0.13%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.26%
Total				10,005,748	2,927,814	1.39%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.19%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,917,521	0.91%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,286,783	0.61%

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

September 30, 2023

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

The table below displays the Company’s subsidiaries as of September 30, 2023, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
SuRo Capital Sports, LLC (“SuRo Sports”)	Delaware	March 19, 2021	100%
Subsidiaries below are referred to collectively as the “Taxable Subsidiaries”
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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

Options

The Company’s Board of Directors determines the fair value of options based on methodologies that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. These investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s options are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of September 30, 2023 and December 31, 2022 for details regarding the nature and composition of the Company’s investment portfolio.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of September 30, 2023 and December 31, 2022, the Company had $309,484 and $628,332, respectively, in escrow proceeds receivable.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of September 30, 2023 and December 31, 2022, the Company had deferred financing costs of $611,736 and $555,761, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of September 30, 2023 and December 31, 2022, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp. VI, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VI LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp VI. The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp. VII, a SPAC, also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp. VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of September 30, 2023, the fair values of the Company’s investments in Churchill Sponsor VI LLC and Churchill Sponsor VII LLC were $200,000 and $387,216, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controls Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of September 30, 2023, the fair value of the Company’s investment in Skillsoft Corp. was $873,840.

The Company’s initial investment in Shogun Enterprises, Inc. on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was at the time of investment a non-controlling member of the board of directors of Shogun Enterprises, Inc., and held a minority equity interest in such portfolio company. The Company’s investment in Architect Capital PayJoy SPV, LLC also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Ms. Findley, at the time of investment, was a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and held a minority equity interest in such investment manager. As of September 30, 2023, the fair values of the Company’s remote-affiliate investments in Shogun Enterprises, Inc. (d/b/a Hearth) and Architect Capital PayJoy SPV, LLC were $8,030,810 and $10,000,000, respectively.

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, were non-controlling members of the board of directors of Colombier Acquisition Corp., a SPAC, which was sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies until its dissolution upon completion of Colombier Acquisition Corp.’s business combination into PSQ Holdings, Inc. The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of September 30, 2023, the fair values of the Company’s aggregate investments in each of PSQ Holdings, Inc. and AltC Sponsor LLC were $18,106,896 and $892,467, respectively.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of September 30, 2023, the Company had 66 positions in 39 portfolio companies. As of December 31, 2022, the Company had 64 positions in 39 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$107,209,010	$124,249,715	58.5%	$118,472,118	$117,214,465	55.8%
Common Stock	69,695,763	37,377,036	17.6%	50,601,512	18,692,931	8.9%
Debt Investments	5,067,464	2,462,036	1.2%	6,316,466	4,488,200	2.1%
Options	11,368,010	3,412,933	1.6%	11,415,787	3,469,497	1.7%
Total Private Portfolio Companies	193,340,247	167,501,720	78.9%	186,805,883	143,865,093	68.5%
Publicly Traded Portfolio Companies
Common Stock	18,479,693	22,237,998	10.5%	29,322,625	13,323,485	6.3%
Options	1,159,150	3,753,000	1.8%	—	—	—%
Total Publicly Traded Portfolio Companies	19,638,843	25,990,998	12.3%	29,322,625	13,323,485	6.3%
Total Portfolio Investments	212,979,090	193,492,718	91.2%	216,128,508	157,188,578	74.8%
Non-Portfolio Investments
U.S. Treasury Bills	19,990,216	20,265,064	9.6%	84,999,598	85,056,817	40.5%
Total Investments	$232,969,306	$213,757,782	100.8%	$301,128,106	$242,245,395	115.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2023 and December 31, 2022 were as follows:

	As of September 30, 2023			As of December 31, 2022
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$114,313,456	59.0%	53.9%	$94,996,805	60.4%	45.1%
Northeast	38,081,137	19.7%	18.0%	46,944,432	29.9%	22.4%
Southeast	18,106,896	9.4%	8.5%	—	—%	—%
Midwest	17,910,152	9.3%	8.4%	8,183,281	5.2%	3.9%
International	5,081,077	2.6%	2.4%	7,064,060	4.5%	3.4%
Total	$193,492,718	100.0%	91.2%	$157,188,578	100.0%	74.8%

	As of September 30, 2023			As of December 31, 2022
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$76,578,218	39.6%	36.1%	$61,841,493	39.4%	29.4%
Marketplaces	43,290,485	22.4%	20.4%	27,291,467	17.4%	13.0%
Financial Technology	34,758,007	17.9%	16.4%	38,096,753	24.2%	18.1%
Big Data/Cloud	29,551,180	15.3%	13.9%	14,927,819	9.5%	7.1%
Social/Mobile	8,386,800	4.3%	4.0%	14,047,018	8.9%	6.7%
Sustainability	928,028	0.5%	0.4%	984,028	0.6%	0.5%
Total	$193,492,718	100.0%	91.2%	$157,188,578	100.0%	74.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Education Software
Interactive Learning
Online Education
Big Data/Cloud	Contractor Management Software
Gaming Licensing
Geolocation Technology
Retail Technology
Supply Chain Technology
Warehouse Automation
Marketplaces	E-Commerce Marketplace
Global Innovation Platform
Knowledge Networks
Micromobility
Pharmaceutical Technology
Real Estate Platform
Sports Betting
Subscription Fashion Rental
Financial Technology	Cannabis REIT
Financial Services
Gaming Technology
Home Improvement Finance
Mobile Finance Technology
Online Marketplace Finance
Special Purpose Acquisition Company
Venture Investment Fund
Social/Mobile	Digital Media Platform
Digital Media Technology
Fitness Technology
Interactive Media & Services
Mobile Access Technology
Social Data Platform
Social Networking
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2023 and December 31, 2022 are as follows:

	As of September 30, 2023
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$124,249,715	$124,249,715
Common Stock	—	—	37,377,036	37,377,036
Debt Investments	—	—	2,462,036	2,462,036
Options	—	—	3,412,933	3,412,933
Private Portfolio Companies	—	—	167,501,720	167,501,720
Publicly Traded Portfolio Companies
Common Stock	7,884,102	14,353,896	—	22,237,998
Options	3,753,000	—	—	3,753,000
Publicly Traded Portfolio Companies	11,637,102	14,353,896	—	25,990,998
Total Portfolio Investments	11,637,102	14,353,896	167,501,720	193,492,718
Non-Portfolio Investments
U.S. Treasury bills	20,265,064	—	—	20,265,064
Total Investments at Fair Value	$31,902,166	$14,353,896	$167,501,720	$213,757,782

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$117,214,465	$117,214,465
Common Stock	—	—	18,692,931	18,692,931
Debt Investments	—	—	4,488,200	4,488,200
Options	—	—	3,469,497	3,469,497
Private Portfolio Companies	—	—	143,865,093	143,865,093
Publicly Traded Portfolio Companies
Common Stock	13,298,992	24,493	—	13,323,485
Non-Portfolio Investments
U.S. Treasury bills	85,056,817	—	—	85,056,817
Total Investments at Fair Value	$98,355,809	$24,493	$143,865,093	$242,245,395

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2023 and December 31, 2022. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of September 30, 2023

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$37,377,036	Market approach	Revenue multiples	0.11x - 8.97x (3.41x)
		PWERM(5)	AFFO(4) multiple	8.97x
Preferred stock in private companies	$124,249,715	Market approach	Revenue multiples	0.11x - 8.99x (2.51x)
		PWERM(5)	Discount rate	15.0%
Debt investments	$2,462,036	Market approach	Revenue multiples	0.50x - 5.43x (4.97x)
Options	$3,412,933	Option pricing model	Term to expiration (Years)	0.25 - 3.61 (2.78)
			Volatility	55%

(1)	As of September 30, 2023, the Board used a hybrid market and income approach to value certain common and preferred stock investments as the Board felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

As of December 31, 2022

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
		Market approach	Revenue multiples	1.06x - 4.42x (1.74x)
			Liquidation Value	N/A
Common stock in private companies	$18,692,931	PWERM(5)	AFFO(4) multiple	8.62x -12.62x (10.94x)
		Market approach	Revenue multiples	0.47x - 5.45x (2.38x)
			Liquidation Value	N/A
		Discounted cash flow	Discount rate	15.0% (15.0%)
Preferred stock in private companies	$117,214,465	PWERM(5)	Revenue multiples	1.17x - 1.26x
			DLOM	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$4,488,200	Market approach	Revenue multiples	0.47x - 5.45x (3.6x)
Options	$3,469,497	Option pricing model	Term to expiration (Years)	1.00x - 5.29x (1.65x)
		Discounted cash flow	Discount Rate	15.0% (15.0%)

(1)	As of December 31, 2022, the Board used a hybrid market and income approach to value certain common and preferred stock investments as the Board felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2023 as follows:

	Nine Months Ended September 30, 2023
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Transfers out of Level 3	(1,554,355)	—	—	(1,157,487)	(2,711,842)
Purchases, capitalized fees and interest	15,821,949	2,510,363	998	1,503,623	19,836,933
Sales/Maturity of investments	(252,629)	—	(750,000)	—	(1,002,629)
Exercises and conversions(1)	3,751,518	(2,859,095)	(500,000)	(361,603)	30,820
Realized gains/(losses)	1,330,000	(10,914,376)	—	(30,647)	(9,615,023)
Net change in unrealized appreciation/(depreciation) included in earnings	(412,378)	18,298,358	(777,162)	(10,450)	17,098,368
Fair Value as of September 30, 2023	$37,377,036	$124,249,715	$2,462,036	$3,412,933	$167,501,720
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2023	$(412,380)	$7,383,980	$(777,162)	$(42,760)	$6,151,678

(1)	During the nine months ended September 30, 2023, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Orchard Technologies, Inc.	Preferred shares, Series D Simple Agreement for Future Equity	Senior Preferred shares, Series 1 Senior Preferred shares, Series 2 Class A Common Shares
Shogun Enterprises, Inc. (d/b/a Hearth)	Convertible Note 0.5%	B-3 Preferred Shares
Colombier Sponsor LLC	Class B Units Class W Units	PSQ Holdings, Inc. Class A Common Shares (Level 2) PSQ Holdings, Inc. Warrants (Level 1)
AltC Sponsor LLC	Share units	Common shares, Class A Common shares, Class B

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2022 as follows:

	Year Ended December 31, 2022
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Transfers out of Level 3(1)	(6,918,251)	(1,775,506)	—	(48,639)	(8,742,396)
Purchases, capitalized fees and interest	—	20,767,788	1,509,093	503,183	22,780,064
Sales/Maturity of investments	(874,470)	—	(1,000,000)	—	(1,874,470)
Realized gains/(losses)	160,965	—	—	(70,379)	90,586
Net change in unrealized appreciation/(depreciation) included in earnings	(16,535,469)	(65,579,615)	967,669	(1,873,780)	(83,021,195)
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2022	$(7,023,165)	$(63,138,372)	$967,669	$(1,624,324)	$(70,818,192)

(1)	During the year ended December 31, 2022, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Forge Global, Inc.	Common Shares, Class AA Junior Preferred Shares Junior Preferred Warrants, Strike Price $12.42, Expiration Date 11/9/2025	Public Common shares (Level 2) Common warrants, Strike Price $3.98, Expiration Date 11/9/2025 (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2023 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2023	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class W Units(6)	—	$—	$1,157,487	$(1,157,487)	$—	$—	$—	—%
Total Options		—	1,157,487	(1,157,487)	—	—	—	—%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	14,300,000	—	984,028	—	—	(56,000)	928,028	0.44%
Total Preferred Stock		—	984,028	—	—	(56,000)	928,028	0.44%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	954,425	10,000,000	—	—	—	10,000,000	4.72%
Special Purpose Acquisition Company
Colombier Sponsor LLC**–Class B Units(6)	—	—	1,554,355	(1,554,355)	—	—	—	—%
Total Common Stock		954,425	11,554,355	(1,554,355)	—	—	10,000,000	4.72%
TOTAL CONTROLLED INVESTMENTS*(2)		$954,425	$13,695,870	$(2,711,842)	$—	$(56,000)	$10,928,028	5.16%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)	$1,010,198	$—	$1,988,200	$—	$—	$(776,164)	$1,212,036	0.57%
Total Debt Investments		—	1,988,200	—	—	(776,164)	1,212,036	0.57%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.–Preferred shares, Series C-2 6%(7)	—	—	—	—	(2,414,178)	2,414,178	—	—%
Ozy Media, Inc.–Preferred shares, Series B 6%(7)	—	—	—	—	(4,999,999)	4,999,999	—	—%
Ozy Media, Inc.–Preferred shares, Series A 6%(7)	—	—	—	—	(3,000,200)	3,000,200	—	—%
Ozy Media, Inc.–Preferred shares, Series Seed 6%(7)	—	—	—	—	(500,000)	500,000	—	—%
Total Digital Media Platform		—	—	—	(10,914,377)	10,914,377	—	—%
Interactive Learning
StormWind, LLC–Preferred shares, Series D 8%(4)	329,337	—	533,429	—	—	16,372	549,801	0.26%
StormWind, LLC–Preferred shares, Series C 8%(4)	2,779,134	—	5,675,081	—	—	153,445	5,828,526	2.75%
StormWind, LLC–Preferred shares, Series B 8%(4)	3,279,629	—	3,550,631	—	—	163,030	3,713,661	1.75%
StormWind, LLC–Preferred shares, Series A 8%(4)	366,666	—	191,694	—	—	18,227	209,921	0.10%
Total Interactive Learning		—	9,950,835	—	—	351,074	10,301,909	4.86%
Total Preferred Stock		—	9,950,835	—	(10,914,377)	11,265,451	10,301,909	4.86%

Options
Digital Media Platform
Ozy Media, Inc.–Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028(7)	—	$—	$—	$—	$(30,647)	$30,647	$—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	250,000	—	—	—	—	—	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(5)	1	—	652,127	—	—	24,159	676,286	0.32%
Total Global Innovation Platform		—	652,127	—	—	24,159	676,286	0.32%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSq.)**–Warrants(6)	2,700,000	—	—	1,157,487	—	2,595,513	3,753,000	1.77%
Total Options		—	652,127	1,157,487	(30,647)	2,650,319	4,429,286	2.09%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSq.)**–Class A Common shares(6)	1,976,032	—	—	1,554,355	—	12,799,541	14,353,896	6.77%
Total Common Stock		—	—	1,554,355	—	12,799,541	14,353,896	6.77%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$12,591,162	$2,711,842	$(10,945,025)	$25,939,148	$30,297,127	14.29%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of September 30, 2023, 21.30% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of September 30, 2023, the investments noted had been placed on non-accrual status.

(4)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(5)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(6)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSq.) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSq). SuRo Capital Corp.'s shares of PSQ Holdings, Inc. (d/b/a PublicSq.) Class A Common shares are subject to certain restrictions on transfer, while the Company’s PSQ Holdings, Inc. warrants are freely tradable.

(7)	On March 1, 2023, Ozy Media, Inc. suspended operations. On May 4, 2023, SuRo Capital Corp. abandoned its investment in Ozy Media, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). On November 7, 2017, the Company’s Board of Directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of the Company’s common stock. On May 3, 2018, the Company’s Board of Directors authorized a $5.0 million increase in the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of the Company’s common stock. On November 1, 2018, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of our common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. On October 19, 2022, the Company’s Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of the Company’s common stock. On August 7, 2023, the Company’s Board of Directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of the Company’s common stock.

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

During the three and nine months ended September 30, 2023, the Company repurchased 186,493 of the Company’s common stock under the Share Repurchase Program. During the three and nine months ended September 30, 2022, the Company repurchased 0 and 1,008,676 shares, respectively, of the Company’s common stock under the Share Repurchase Program. As of September 30, 2023, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $20.7 million.

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

September 30, 2023

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

During the three and nine months ended September 30, 2023, the Company did not issue or sell shares under the ATM program. During the three and nine months ended September 30, 2022, the Company issued and sold 0 and 17,807 shares, respectively, under the ATM Program at weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of September 30, 2023, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per common share–basic:
Net change in net assets resulting from operations	$25,193,360	$(45,902,250)	$14,189,845	$(119,785,483)
Weighted-average common shares–basic	25,351,306	29,781,801	26,549,672	30,542,611
Earnings per common share–basic	$0.99	$(1.54)	$0.53	$(3.92)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$25,193,360	$(45,902,250)	$14,189,845	$(119,785,483)
Weighted-average common shares outstanding–diluted(1)	25,351,306	29,781,801	26,549,672	30,542,611
Earnings per common share–diluted	$0.99	$(1.54)	$0.53	$(3.92)

(1)	For the three and nine months ended September 30, 2023 and September 30, 2022, there were no potentially dilutive securities outstanding.

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

As of September 30, 2023 and December 31, 2022, the Company booked a right-of-use asset and operating lease liability of $159,693 and $288,268, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of September 30, 2023 and December 31, 2022, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended September 30, 2023 and 2022, the Company incurred $52,472 and $48,738, respectively, of operating lease expense. For the nine months ended September 30, 2023 and 2022, the Company incurred $151,637 and $143,459, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2023, the remaining lease term was 0.8 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of September 30, 2023:

For the Years Ended December 31,	Amount
2023	48,273
2024	113,603
$161,876

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Basic Share Data
Net asset value at beginning of period	$7.35	$9.24	$7.39	$11.72
Net investment loss(1)	(0.11)	(0.13)	(0.40)	(0.39)
Net realized gain/(loss) on investments(1)	(0.06)	(0.17)	(0.55)	(0.13)
Net change in unrealized appreciation/(depreciation) of investments(1)	1.16	(1.24)	1.49	(3.40)
Dividends declared	—	—	—	(0.11)
Issuance of common stock from public offering(1)	—	—	—	0.01
Repurchase of common stock(1)	0.04	0.11	0.41	0.08
Stock-based compensation(1)	0.03	0.02	0.07	0.05
Net asset value at end of period	$8.41	$7.83	$8.41	$7.83
Per share market value at end of period	$3.62	$3.87	$3.62	$3.87
Total return based on market value(2)	13.13%	(39.53)%	(4.74)%	(68.91)%
Total return based on net asset value(2)	14.42%	(15.26)%	13.80%	(32.25)%
Shares outstanding at end of period	25,209,108	28,333,661	25,209,108	28,333,661
Ratios/Supplemental Data:
Net assets at end of period	$211,971,043	$221,783,611	$211,971,043	$221,783,611
Average net assets	$204,284,971	$278,994,914	$206,224,853	$340,160,110
Ratio of net operating expenses to average net assets(3)	8.03%	5.14%	9.62%	4.89%
Ratio of net investment loss to average net assets(3)	(5.18)%	(4.66)%	(6.93)%	(4.52)%
Portfolio Turnover Ratio	1.17%	0.85%	4.93%	3.47%

(1)	Based on weighted-average number of shares outstanding for the relevant period.

(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.

(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2020–2023 in New York and 2019–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2023, there were no material interest or penalties incurred related to uncertain tax positions.

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

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on September 30, 2023 and December 31, 2022 was $23.35 and $23.51 per note, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the 6.00% Notes due 2026 was $70.1 million and $70.5 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of September 30, 2023 and December 31, 2022, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Input Assumptions	As of July 17, 2019 Grant Date
Term (years)	5.55
Volatility	39.47%
Risk-free rate	1.86%
Dividend yield	—%

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,155,000	$6.57	$2.57
Vested and Exercisable as of December 31, 2019	385,000	$6.57	$2.57
Cancelled	(1,155,000)	$6.57	$2.57
Outstanding as of September 30, 2023 and December 31, 2022	—		-

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

As of September 30, 2023 and December 31, 2022, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2019 Equity Incentive Plan, as the options were cancelled effective April 28, 2020.

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

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the nine months ended September 30, 2023, the Company granted 60,060 restricted shares to the Company’s non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 31, 2023, 26,736 restricted shares related to the 2022 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

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

During the nine months ended September 30, 2023, the Company did not grant any restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. The Company determined that the fair values, based on the grant date close price of such restricted shares granted to the Company’s officers under the Amended & Restated 2019 Equity Incentive Plan during the nine months ended September 30, 2023 and 2022 were approximately $0 and $2,885,000, respectively, in the aggregate.

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $774,978 and $2,300,237, respectively. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $831,977 and $1,976,695, respectively. As of September 30, 2023 and December 31, 2022, there were approximately $4,351,373 and $6,451,610 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

The following table summarizes the activities for the Company’s restricted share grants for the nine months ended September 30, 2023 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2022	606,620
Granted	60,060
Vested(1)	(176,780)
Forfeited	—
Outstanding as of September 30, 2023	489,900
Vested as of September 30, 2023	347,580

(1)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

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

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2023 through November 8, 2023, the Company exited or received proceeds from the following investments (excluding short-term U.S. Treasury bills):

Portfolio Company	Transaction Date	Quantity	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
PSQ Holdings, Inc. (d/b/a PublicSq.) - Warrants(3)	Various	67,931	$1.01	$68,394	$39,231
Residential Homes For Rent, LLC (d/b/a Second Avenue)(4)	10/23/2023	N/A	N/A	83,333	—
Total				$151,727	$39,231

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of November 8, 2023, SuRo Capital held 2,632,069 PSQ Holdings, Inc. (d/b/a PublicSq.) warrants.
(4)	Subsequent to September 30, 2023, $0.1 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, $0.1 million repaid a portion of the outstanding principal and the remaining proceeds were attributed to interest.

From October 1, 2023 through November 8, 2023, the Company made the following investments (not including capitalized transaction costs or investments in short-term U.S. Treasury bills).

Portfolio Company	Investment	Transaction Date	Amount
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note	10/26/2023	$325,000
Total			$325,000

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

September 30, 2023

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

The Company’s two controlled portfolio companies as of September 30, 2023, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) and Architect Capital PayJoy SPV, LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended September 30, 2022 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

Portfolio and Investment Activity

Nine Months Ended September 30, 2023

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2023, of all of our portfolio investments, excluding short-term U.S. Treasury bills, was $193,492,718.

During the nine months ended September 30, 2023, we funded investments in an aggregate amount of $21,133,257 (not including capitalized transaction costs or investments in short-term U.S. Treasury bills) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.(1)	Preferred shares, Series 1	1/13/2023	$2,000,000
True Global Ventures 4 Plus Pte Ltd(2)	Limited Partner Fund Investment	3/31/2023	1,330,000
PayJoy, Inc.	Simple Agreement for Future Equity (SAFE)	5/25/2023	500,000
ServiceTitan, Inc.	Common shares	6/30/2023	9,999,990
FourKites, Inc.	Common shares	Various	5,803,269
Shogun Enterprises, Inc. (d/b/a Hearth)(3)	Preferred shares, Series B-4	7/12/2023	499,998
Stake Trade, Inc. (d/b/a Prophet Exchange)	Simple Agreement for Future Equity (SAFE)	7/26/2023	1,000,000
Total			$21,133,257

(1)	On January 13, 2023, we invested $2.0 million in Orchard Technologies, Inc.’s Series 1 Senior Preferred financing round. As part of the transaction, we exchanged a portion of our existing Series D Preferred shares investment for Series 1 Senior Preferred shares, Series 2 Senior Preferred shares, and Common shares. Additionally, our previous investment in the Simple Agreement for Future Equity was converted into additional Series 1 Senior Preferred shares.
(2)	On March 31, 2023, the previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions. On March 31, 2023, the full $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.
(3)	On July 12, 2023, we invested $0.5 million in Shogun Enterprises, Inc. (d/b/a Hearth)’s Series B-4 Preferred financing round. As part of the transaction, the previous investment in the Convertible Note was converted into Series B-3 Preferred shares. Additionally, we received Common Warrants as part of the transaction.

During the nine months ended September 30, 2023, we capitalized fees of $33,676.

During the nine months ended September 30, 2023, we exited or received proceeds from investments in the amount of $9,658,163, net of transaction costs, and realized a net loss on investments of $14,542,137 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
Kahoot! ASA(3)	Various	38,305	$1.97	$75,601	$(100,466)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(4)	Various	123,938	18.50	2,293,102	(186,748)
Nextdoor Holdings, Inc.(5)	Various	1,539,996	3.06	4,715,375	(3,824,934)
Rent the Runway, Inc.(6)	1/4/2023	79,191	3.05	241,456	(961,837)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(7)	Various	N/A	N/A	750,000	—
True Global Ventures 4 Plus Pte Ltd(8)	Various	N/A	N/A	1,582,629	1,330,000
Ozy Media, Inc.(9)	5/4/2023	3,492,465	N/A	—	(10,945,024)
Total				$9,658,163	$(14,689,009)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of March 8, 2023, we had sold our remaining Kahoot! ASA public common shares.
(4)	As of September 30, 2023, we held 105,820 remaining NewLake Capital Partners, Inc. public common shares.
(5)	As of September 30, 2023, we held 262,420 remaining Nextdoor Holdings, Inc. public common shares.
(6)	As of January 4, 2023, we had sold our remaining Rent the Runway, Inc. public common shares.
(7)	During the nine months ended September 30, 2023, approximately $0.9 million was received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(8)	The previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions.
(9)	On May 4, 2023, we abandoned our investment in Ozy Media, Inc.

Nine Months Ended September 30, 2022

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of September 30, 2022, of all of our portfolio investments, excluding short-term U.S. Treasury bills, was $157,747,892.

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

During the nine months ended September 30, 2022, we exited or received proceeds from investments in the amount of $7,776,744, net of transaction costs, and realized a net loss on investments of $4,011,047 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(3)	Various	46,338	$23.79	$1,102,346	$175,196
Rover Group, Inc.(4)	Various	731,527	5.07	3,710,895	1,524,188
Rent the Runway, Inc.(5)	Various	110,000	4.37	480,969	(1,190,461)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Various	N/A	N/A	750,000	—
True Global Ventures 4 Plus Pte Ltd(7)	5/31/2022	N/A	N/A	874,470	160,965
Palantir Lending Trust SPV I(8)	7/14/2022	N/A	N/A	611,930	610,790
Enjoy Technology, Inc.(9)	Various	947,297	0.26	246,134	(5,280,642)
Total				$7,776,744	$(3,999,964)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of September 30, 2022, we held 232,133 remaining NewLake Capital Partners, Inc. public common shares.
(4)	As of September 30, 2022, we held 106,854 remaining Rover Group, Inc. public common shares.
(5)	As of September 30, 2022, we held 229,191 remaining Rent the Runway, Inc. public common shares.
(6)	During the nine months ended September 30, 2022, approximately $0.9 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.8 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(7)	On May 31, 2022, we received an $874,470 cash distribution from True Global Ventures 4 Plus Pte Ltd. we expect to receive three additional distributions from True Global Ventures 4 Plus of varying amounts.
(8)	On July 14, 2022, a final payment was received for the remaining 512,290 Class A common shares of Palantir Technologies, Inc. that comprised the beneficial equity interest in underlying shares. The realized gain from our investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of shares collateralizing the repaid promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.
(9)	As of August 12, 2022, we had sold all our public common shares of Enjoy Technology, Inc.

During the nine months ended September 30, 2022, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series B preferred warrants with a strike price of $2.31 expired on May 29, 2022.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

Operating results for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Investment Income	$1,465,746	$519,511	$4,137,046	$1,993,242
Interest income	1,402,601	411,747	3,947,611	1,563,484
Dividend income	63,145	107,764	189,435	429,758
Total Operating Expenses	$4,134,172	$4,328,744	$14,832,577	$13,838,068
Compensation expense	2,123,704	1,836,808	6,378,330	5,456,771
Directors’ fees	161,661	161,661	483,887	514,055
Professional fees	277,075	565,411	2,184,488	2,916,583
Interest expense	1,215,248	1,202,748	3,642,801	3,630,301
Income tax expense	—	74,497	620,606	82,238
Other expenses	356,484	487,619	1,522,465	1,238,120
Net Investment Loss	$(2,668,426)	$(3,809,233)	$(10,695,531)	$(11,844,826)
Net realized loss on investments	(1,461,281)	(5,141,097)	(14,542,137)	(4,011,047)
Net change in unrealized appreciation/(depreciation) of investments	29,323,067	(36,951,920)	39,427,513	(103,929,610)
Net Change in Net Assets Resulting from Operations	$25,193,360	$(45,902,250)	$14,189,845	$(119,785,483)

Investment Income

Investment income increased to $1,465,746 for the three months ended September 30, 2023 from $519,511 for the three months ended September 30, 2022. The net increase between periods was due to the addition of interest income from short-term U.S. Treasury bills and an increase in interest income from Architect Capital PayJoy SPV, LLC. The increase was offset by a decrease in interest income from Residential Homes for Rent, LLC (d/b/a Second Avenue), Xgroup Holdings Limited (d/b/a Xpoint), and Shogun Enterprises, Inc. (d/b/a Hearth), plus a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) and a cessation in dividend income from Treehouse Real Estate Investment Trust, Inc. during the three months ended September 30, 2023, relative to the three months ended September 30, 2022.

Investment income increased to $4,137,046 for the nine months ended September 30, 2023 from $1,993,242 for the nine months ended September 30, 2022. The net increase between periods was due to the addition of interest income from short-term U.S. Treasury Bills and Xgroup Holdings Limited (d/b/a Xpoint). The increase was offset by a decrease in interest income from Architect Capital PayJoy SPV, LLC, Residential Homes for Rent, LLC (d/b/a Second Avenue), plus a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) and a cessation in dividend income from Treehouse Real Estate Investment Trust, Inc. during the nine months ended September 30, 2023, relative to the nine months ended September 30, 2022.

Operating Expenses

Total operating expenses decreased to $4,134,172 for the three months ended September 30, 2023 from $4,328,744 for the three months ended September 30, 2022. The decrease in operating expense was primarily due a decrease in professional fees and other expenses, offset by an increase in compensation expense associated with an increased headcount and stock-based compensation expense during the three months ended September 30, 2023, relative to the three months ended September 30, 2022.

Total operating expenses increased to $14,832,577 for the nine months ended September 30, 2023 from $13,838,068 for the nine months ended September 30, 2022. The increase in operating expense was primarily due to an increase in compensation expense associated with an increased headcount, stock-based compensation expense and income tax expense related to blocker corporations, offset by a decrease in professional fees during the nine months ended September 30, 2023, relative to the nine months ended September 30, 2022.

Net Investment Loss

For the three months ended September 30, 2023, we recognized a net investment loss of $2,668,426, compared to a net investment loss of $3,809,233 for the three months ended September 30, 2022. The change between periods resulted from an increase in total investment income and a decrease in operating expenses during the three months ended September 30, 2023, relative to the three months ended September 30, 2022.

For the nine months ended September 30, 2023, we recognized a net investment loss of $10,695,531, compared to a net investment loss of $11,844,826 for the nine months ended September 30, 2022. The change between periods resulted from an increase in total investment income, offset by an increase in operating expenses during the nine months ended September 30, 2023, relative to the nine months ended September 30, 2022.

Net Realized Loss on Investments

For the three months ended September 30, 2023, we recognized a net realized loss on our investments of $1,461,281, compared to a net realized loss of $5,141,097 for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, we recognized a net realized loss on our investments of $14,542,137, compared to a net realized loss of $4,011,047 for the nine months ended September 30, 2022. The components of our net realized gains on portfolio investments for the nine months ended September 30, 2023 and 2022, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2023 and 2022, we had a net change in unrealized appreciation/(depreciation) of $29,323,067 and $(36,951,920), respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended September 30, 2023 and 2022.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2023	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2022
Learneo, Inc. (f/k/a Course Hero, Inc.)	$32,856,880	Enjoy Technology, Inc. (1)	$5,321,214
ServiceTitan, Inc.	1,948,436	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(1,137,566)
Forge Global, Inc.	(1,003,231)	StormWind, LLC	(1,513,211)
Orchard Technologies, Inc.	(1,286,496)	Skillsoft Corp.	(1,659,315)
Aspiration Partners, Inc.	(3,689,833)	Whoop, Inc.	(1,717,793)
		Course Hero, Inc.	(2,819,949)
		Shogun Enterprises, Inc.	(3,991,271)
		Varo Money, Inc.	(4,090,467)
		Aspiration Partners, Inc.	(4,626,914)
		Forge Global Holdings, Inc.	(17,782,022)
Other(2)	497,311	Other(2)	(2,934,626)
Total	$29,323,067	Total	$(36,951,920)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, we had a net change in unrealized appreciation/(depreciation) of $39,427,513 and $(103,929,610), respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the nine months ended September 30, 2023 and 2022.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2023	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2022
PSQ Holdings, Inc. (d/b/a PublicSq.)	$15,395,054	True Global Ventures 4 Plus Fund Pte Ltd(1)	$3,106,863
Learneo, Inc. (f/k/a Course Hero, Inc.)	14,861,095	Whoop, Inc.	(1,724,978)
Ozy Media, Inc.(1)	10,945,024	StormWind, LLC	(2,108,140)
Nextdoor Holdings, Inc.(1)	5,304,938	Blink Health, Inc.	(3,561,393)
Shogun Enterprises, Inc. (d/b/a Hearth)	4,187,278	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(3,925,585)
ServiceTitan, Inc.	1,940,351	Neutron Holdings, Inc. (d/b/a/ Lime)	(3,991,353)
Varo Money, Inc.	1,689,042	Shogun Enterprises, Inc.	(4,022,725)
Whoop, Inc.	(2,389,579)	Aspiration Partners, Inc.	(4,284,109)
Trax, Ltd.	(2,927,814)	Rover Group, Inc.(1)	(5,221,903)
Orchard Technologies, Inc.	(4,775,546)	Varo Money, Inc.	(7,085,189)
Aspiration Partners, Inc.	(6,541,511)	Trax Ltd.	(7,139,557)
		Skillsoft Corp.	(7,187,091)
		Nextdoor Holdings, Inc.	(7,410,781)
		Forge Global Holdings, Inc.	(17,541,727)
		Course Hero, Inc.	(31,124,041)
Other(2)	1,739,181	Other(2)	(707,901)
Total	$39,427,513	Total	$(103,929,610)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted in full or in part from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2023 and 2022.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our condensed consolidated financial statements as of September 30, 2023 for details regarding activity in our investment portfolio from October 1, 2023 through November 8, 2023.

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

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2023.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2023 and 2022, our operating expenses were $14,832,577 and $13,838,068, respectively.

Cash Reserves and Liquid Securities	September 30, 2023	December 31, 2022
Cash	$73,503,279	$40,117,598
Cash Equivalents:
U.S. Treasury bills(1)	20,265,064	85,056,817
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	11,637,102	13,298,992
Subject to other sales restrictions(3)	14,353,896	24,493
Securities of publicly traded portfolio companies	25,990,998	13,323,485
Total Cash Reserves and Liquid Securities	$119,759,341	$138,497,900

(1)	Consists of short-term U.S. Treasury bills.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded companies that are subject to certain lock-up restrictions.

During the nine months ended September 30, 2023, cash increased to $73,503,279 from $40,117,598 at the beginning of the year. The increase in cash was primarily due to the exit of short-term U.S. Treasury bills and other portfolio investment exits, and investment income received. These increases were offset by the repurchase of our common stock pursuant to a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) and Share Repurchase Program, purchase of new and follow-on investments, interest on the 6.00% Notes due 2026, and to pay our operating expenses. For additional information relating to the Modified Dutch Auction Tender Offer or Share Repurchase Program, see “Modified Dutch Auction Tender Offer” below and “Note 5 - Common Stock” to our condensed consolidated financial statements as of September 30, 2023.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2023 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due December 30, 2026(1)	$75.0	$—	$—	$75.0	$—
Operating lease liability	0.2	0.2	—	—	—
Total	$75.2	$0.2	$—	$75.0	$—

(1)	Reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of September 30, 2023. Refer to “Note 10—Debt Capital Activities” in our condensed consolidated financial statements as of September 30, 2023 for more information.

Share Repurchase Program

During the three and nine months ended September 30, 2023, we repurchased 186,493 shares of our common stock under the Share Repurchase Program. During the three and nine months ended September 30, 2022, we repurchased 0 and 1,008,676 shares, respectively, of our common stock under the Share Repurchase Program. As of September 30, 2023, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million. On August 7, 2023, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our condensed consolidated financial statements as of September 30, 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three and nine months ended September 30, 2023, we did not issue or sell shares under the ATM program. During the three and nine months ended September 30, 2022, we issued and sold 0 and 17,807 shares, respectively, under the ATM Program at weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of September 30, 2023, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our condensed consolidated financial statements as of September 30, 2023 for more information regarding the ATM Program.

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

Refer to “Note 10—Debt Capital Activities” to our condensed consolidated financial statements as of September 30, 2023 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2023. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our condensed consolidated financial statements as of September 30, 2023 for more information. The Taxable Subsidiaries included in our condensed consolidated financial statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Critical Accounting Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2023 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our condensed consolidated financial statements as of September 30, 2023 for more information.

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

As of September 30, 2023, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the nine months ended September 30, 2023 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2023	—	$—	—	$16,364,771
February 1 through February 28, 2023	—	—	—	16,364,771
March 1 through March 31, 2023	—	—	—	16,364,771
April 1 through April 30, 2023	3,000,000	4.50	3,000,000	16,364,771
May 1 through May 31, 2023	—	—	—	16,364,771
June 1 through June 30, 2023	—	—	—	16,364,771
July 1 through July 31, 2023	—	—	—	16,364,771
August 1 through August 31, 2023	69,990	3.62	69,990	21,111,429
September 1 through September 30, 2023	116,503	3.65	116,503	20,686,087
Total	3,186,493		3,186,493

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

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. On November 7, 2017, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $10.0 million in aggregate amount of our common stock. On May 3, 2018, our Board of Directors authorized an additional $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) November 6, 2018 or (ii) the repurchase of $15.0 million in aggregate amount of our common stock. On November 1, 2018, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2019 or (ii) the repurchase of $20.0 million in aggregate amount of our common stock. On August 5, 2019, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) August 4, 2020 or (ii) the repurchase of $25.0 million in aggregate amount of our common stock. On March 9, 2020, our Board of Directors authorized a $5.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) March 8, 2021 or (ii) the repurchase of $30.0 million in aggregate amount of our common stock. On October 28, 2020, our Board of Directors authorized a $10.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2021 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On October 27, 2021, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $40.0 million in aggregate amount of our common stock. On March 13, 2022, our Board of Directors authorized a $15.0 million increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2022 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. On October 19, 2022, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2023 or (ii) the repurchase of $55.0 million in aggregate amount of our common stock. On August 7, 2023, our Board of Directors approved an extension of the Share Repurchase Program under the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and nine months ended September 30, 2023, we repurchased 186,493 shares of common stock under the Share Repurchase Program. As of September 30, 2023, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

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

SURO CAPITAL CORP.

Date:	November 9, 2023	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

