Form 10-K
period 2023-12-31
SURO CAPITAL CORP.
filed 2024-03-14
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2023, based on the closing price on that date of $3.20 on the Nasdaq Global Select Market, was $77,250,963. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. The issuer had 25,353,284 shares of common stock, $0.01 par value per share, outstanding as of March 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2024 annual meeting of stockholders (the “2024 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

SURO CAPITAL CORP.

i

PART I

Item 1. Business

SuRo Capital

SuRo Capital Corp. (“we”, “us”, “our”, the “Company” or “SuRo Capital”), formerly known as Sutter Rock Capital Corp. and as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.” On and effective March 12, 2019, our board of directors (“Board of Directors”) approved internalizing our operating structure (“Internalization”) and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with our management. As an internally managed BDC, we are managed by our employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding our compensation structure.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes, which may include, among others, social mobile, cloud computing and big data, internet commerce, financial technology, mobility, and enterprise software. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights than our common stock investments and are generally convertible into common stock at our discretion. As our investment strategy is primarily focused on equity positions, our investments generally do not produce current income, and therefore, we may be dependent on future capital raising to meet our operating needs if no other source of liquidity is available.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS”. The net asset value per share of our common stock on December 31, 2023 was $7.99. On March 13, 2024, the last reported sale price of a share of our common stock on the Nasdaq Global Select Market was $4.36.

Operating and Regulatory Structure

We formed in 2010 as a Maryland corporation and operate as an internally managed, non-diversified closed-end management investment company. Our investment activities are supervised by our Board of Directors and managed by our executive officers and investments professionals, all of which are our employees.

As a BDC, we are subject to certain regulatory requirements. See “—Regulation as a BDC.” Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant aspects.

With certain limited exceptions, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met) after such incurrence or issuance. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). In March 2018, the Small Business Credit Availability Act (the “SBCAA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage percentage from 200% to 150%, if certain requirements under the 1940 Act are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. We currently do not intend to seek stockholder approval or approval from our Board of Directors to increase our leverage capacity as set forth above. See “Risk Factors” in Part I, Item 1A of this Form 10-K for more information.

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2023 for more information.

Human Capital Resources

As of December 31, 2023, we had eleven employees, each of whom was directly employed by us. These employees include our executive officers, investment and finance professionals, and administrative staff. All of our employees are located in the United States at our principal executive office and headquarters located at 640 Fifth Avenue, 12th Floor, New York, NY 10019 and our additional office located at One Sansome Street, Suite 730, San Francisco, CA 94104. Our telephone number is (212) 931-6331.

As an internally managed BDC, the success of our business and investment strategy, including achieving our investment objective, depends in material part on our employees. We depend upon the members of our management team and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. We expect that the members of our management team and our investment professionals will maintain key informal relationships, which we will use to help identify and gain access to investment opportunities. If we do not attract, develop and retain highly skilled employees, we may not be able to operate our business as we expect and our operating results could be adversely affected. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

We leverage a combination of our relationships throughout Silicon Valley and our independent research to identify leaders in our targeted sub-sectors that we believe are differentiated and best positioned for sustained growth. Our team continues to expand our sourcing network in order to evaluate a wide range of investment opportunities in companies that demonstrate strong operating fundamentals. We target businesses that have been shown to provide scaled valuation growth before a potential IPO or strategic exit.

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

Competitive Advantages

We believe that we benefit from the following competitive advantages in executing our investment strategy:

●

Capable team of investment professionals. Our executive officers, investment professionals, and Board of Directors have significant experience researching and investing in the types of high-growth venture capital-backed companies we are targeting for investment. Through our proprietary company evaluation process, including our identification of technology trends and themes and company research, we believe we have developed important insight into identifying and valuing emerging private companies.

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

Our due diligence process will vary depending on whether we are investing through a private secondary transaction with a selling stockholder or by direct equity investment. We access information on our potential investments through a variety of sources, including information made available on secondary marketplaces, publications by private company research firms, industry publications, commissioned analysis by third-party research firms, and, to a limited extent, directly from the company or financial sponsor. We utilize a combination of each of these sources to help us set a target value for the companies we ultimately select for investment.

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

Transaction Execution

We enter into purchase agreements for all of our private company portfolio investments. Private company securities are typically subject to contractual transfer limitations, which may, among other things, give the issuer, its assignees and/or its stockholders a particular period of time, often 30 days or more, in which to exercise a veto right, or a right of first refusal over, the sale of such securities. Accordingly, the purchase agreements we enter into for secondary transactions typically require the lapse or satisfaction of these rights as a condition to closing. Under these circumstances, we may be required to deposit the purchase price into escrow upon signing, with the funds released to the seller at closing or returned to us if the closing conditions are not met.

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

Managerial Assistance

As a BDC, we are required to offer, and in some cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance. We will provide such managerial assistance on our behalf to portfolio companies that request assistance. We may receive fees for these services, subject to review by our Board of Directors, including our independent directors.

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$122,744,564	49.5%	$117,214,465	48.4%
Common Stock	39,086,792	15.8%	18,692,931	7.7%
Debt Investments	3,098,734	1.3%	4,488,200	1.9%
Options	3,638,161	1.5%	3,469,497	1.4%
Private Portfolio Companies	168,568,251	68.0%	143,865,093	59.4%
Publicly Traded Portfolio Companies:
Common Stock	13,548,248	5.5%	13,323,485	5.5%
Options	1,964,750	0.8%	—	—%
Publicly Traded Portfolio Companies	15,512,998	6.3%	13,323,485	5.5%
Total Portfolio Investments	184,081,249	74.3%	157,188,578	64.9%
Non-Portfolio Investments
U.S. Treasury Bills	63,810,855	25.7%	85,056,817	35.1%
Total Investments	$247,892,104	100.0%	$242,245,395	100.0%

Determination of Net Asset Value

We determine the net asset value (“NAV”) of our investment portfolio after the conclusion of each fiscal quarter in connection with the preparation of our annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or more frequently if required under the 1940 Act.

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions, they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations, including securities that trade on secondary markets for private securities, are valued at fair value as determined in good faith by our Board of Directors and in accordance with Rule 2a-5 as promulgated under the 1940 Act. In connection with that determination, our executive officers and investment professionals will prepare portfolio company valuations using, when available, the most recent portfolio company financial statements and forecasts. We also engage an independent valuation firm to perform independent valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We may also engage an independent valuation firm to perform independent valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.

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

Our Board of Directors generally determines the fair value of our investments by considering a number of factors. The following represent factors that, among others, could impact our fair value determinations:

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

There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating NAV, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our Consolidated Financial Statements for the year ended December 31, 2023 for a list of our taxable subsidiaries.

Regulation as a BDC

General

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in, or lending to, primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

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

We are generally not able to issue and sell our common stock at a price below NAV per share. See “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage.” in Part I, Item 1A of this Form 10-K. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;

iv.	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or

v.	meets such other criteria as may be established by the SEC.

2.	Securities of any eligible portfolio company which we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct our business operations, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to our operations as a BDC, until such time as 70% of our then-current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

A BDC generally must offer to make available to the issuer of the securities it holds significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. See “Business — Managerial Assistance” in Part I, Item 1 of this Form 10-K for more information.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as the 6.00% Notes due 2026, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

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

In addition, Nasdaq has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

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

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information, and why, in certain cases, we may share information with select other parties.

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

Material U.S. Federal Income Tax Considerations

Included in our consolidated financial statements are GSV Capital Lending, LLC, SuRo Capital Sports, LLC, and the following wholly owned subsidiaries, which are taxable subsidiaries (collectively, the “Taxable Subsidiaries”) regardless of whether we qualify for tax treatment as a RIC: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC SW Holdings, Inc., and GSVC SVDS Holdings, Inc. The Taxable Subsidiaries are C corporations for U.S. federal and state income tax purposes. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our consolidated financial statements.

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

Election to be Taxed as a RIC

We elected to be taxed as a RIC under the Code beginning with our taxable year ended December 31, 2014, and qualified for taxation as a RIC for such taxable year and each of the subsequent taxable years, including the fiscal year ended December 31, 2023. We intend to operate in a manner so as to continue to qualify for taxation as a RIC. So long as we maintain our qualification for taxation a RIC, we generally will not be required to pay U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify for taxation as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to qualify for the special treatment accorded to RICs, we are required to distribute to our stockholders on a timely basis each year at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. See “—Regulation as a BDC—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income taxes, franchise taxes, or withholding liabilities. To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”, as defined in the Code), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly.

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

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2023 for further detail.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. Although the risks described below represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not presently known to us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose all or part of your investment.

Summary of Principal Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our securities and is followed by a more detailed discussion of the material risks related to us and an investment in our securities.

We are subject to risks related to our investments, including but not limited to the following:

●	Our investments in the rapidly growing venture capital-backed emerging companies that we target may be extremely risky, and we could lose all or part of our investments.

●	Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our NAV.

●	The lack of liquidity in, and potentially extended holding period of, our many investments may adversely affect our business and will delay any distributions of gains, if any.

●	Investing in publicly traded companies can involve a high degree of risk and can be speculative.

●	We may not realize gains from our equity investments and, because certain of our portfolio companies may incur substantial debt to finance their operations, we may experience a complete loss on our equity investments in the event of a bankruptcy or liquidation of any of our portfolio companies.

●	Many of our portfolio companies are currently experiencing operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

●	Our portfolio is concentrated in a limited number of portfolio companies or market sectors, which subjects us to a risk of significant loss if the business or market position of these companies deteriorates or market sectors experiences a market downturn.

●	We may be limited in our ability to make follow-on investments, and our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

●	Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by substantial stockholders or management of our portfolio companies that could decrease the value of our investments.

●	We are subject to unique risks specific to our investments in the sponsors of SPACs.

●	To the extent we invest in foreign companies, such investments may be subject to unique risks in addition to those inherent to our investments in U.S.-based companies.

●	We may be subject to risks associated with hedging transactions and investments in derivatives.

We are subject to risks related to our business and structure, including but not limited to the following:

●	As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business and are dependent upon our management team and investment professionals for our future success.

●	Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.

●	Our financial condition and results of operations will depend on our ability to achieve our investment objective.

●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

●	Economic, political and market conditions may adversely affect our business, results of operations and financial condition.

●	We are exposed to risks associated with changes in interest rates and inflation rates.

●	We operate in a highly competitive market for direct equity investment opportunities.

●	Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

●	Ineffective internal controls could impact our business and operating results.

●	We face cyber-security risks.

Risks related to our securities, include but are not limited to the following:

●	Investing in our securities may involve an above average degree of risk.

●	Our common stock price may be volatile and may decrease substantially.

●	We may not be able to pay distributions to our stockholders and our distributions may not grow over time.

●	Our stockholders may experience dilution upon the issuance of additional shares of our common stock.

●	If we default under any future credit facility or any other future indebtedness, we may not be able to make payments on our 6.00% Notes due 2026 (the “6.00% Notes due 2026”).

●	We may choose to redeem the 6.00% Notes due 2026 when prevailing interest rates are relatively low.

●	An active trading market for the 6.00% Notes due 2026 may not develop or be maintained, which could limit a holder’s ability to sell the 6.00% Notes due 2026 and/or adversely impact the market price of the 6.00% Notes due 2026.

●	We will be subject to U.S. federal income tax at corporate rates if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

Risks Related to Our Investments

Our investments in the rapidly growing venture capital-backed emerging companies that we target may be extremely risky, and we could lose all or part of our investments.

Investment in the rapidly growing venture capital-backed emerging companies that we target involves a number of significant risks, including the following:

●	these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment;

●	they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;

●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing industries or sectors with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●	some of these private companies may currently experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit;

●	because they are privately owned, there is generally little publicly available information about these companies; therefore, although we will perform due diligence investigations on these companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire on private secondary transactions, we may be unable to obtain financial or other information regarding the companies with respect to which we invest. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable;

●	they may be adversely affected by a lack of IPO or merger and acquisition opportunities;

●	these private companies frequently have much more complex capital structures than traditional publicly traded companies, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In certain cases, these private companies may also have senior or pari passu preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstance when we have limited information with respect to such capital structures; and

●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.

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

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our NAV.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that, while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by our Board of Directors based upon the recommendation of the Valuation Committee in accordance with our written valuation policy and in compliance with Rule 2a-5. In connection with that determination, our executive officers and investment professionals will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Valuation Committee utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Board of Directors takes into account in determining fair value with respect to such non-traded investments include, as relevant and to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even when we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, fair value determinations with respect to any non-traded investments we hold may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the NAV understates the value of our investments would receive a lower price for their securities than the value of our investments might warrant.

The securities of our private portfolio companies are illiquid, and the inability of these portfolio companies to complete an IPO or consummate another liquidity event within our targeted time frame will extend the holding period of our investments, may adversely affect the value of these investments, and will delay the distribution of gains, if any.

The IPO market is, by its very nature, unpredictable, and IPO activity in particular has slowed significantly during 2022-2023, which trend may remain for the foreseeable future. A lack of IPO opportunities for venture capital-backed companies could lead to companies staying in our portfolio longer as private entities still requiring funding. This situation may adversely affect the amount of available venture capital funding to late-stage companies that cannot complete an IPO. Such stagnation could dampen returns or could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO opportunities for venture capital-backed companies may also cause some venture capital firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital. This might result in unrealized depreciation and realized losses in such companies by other investment funds, like us, who are co-investors in such companies. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.

The equity securities we acquire in a private company are generally subject to contractual transfer limitations imposed on the company’s stockholders as well as other contractual obligations, such as rights of first refusal and co-sale rights. These obligations generally expire only upon an IPO by the company or the occurrence of another liquidity/exit event. As a result, prior to an IPO or other liquidity/exit event, our ability to liquidate our private portfolio company positions may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or, where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sale rights to participate in the sale, thereby reducing the number of shares available for us to sell. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

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

Investing in publicly traded companies can involve a high degree of risk and can be speculative.

A portion of our portfolio is invested in publicly traded companies or companies that are in the process of completing an IPO. As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us.

In addition, our ability to invest in public companies may be limited in certain circumstances. To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made and giving effect to it, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250.0 million at any point in the 60 days prior to the time of such investment and meets the other specified requirements. Any failure to maintain our status as a BDC would reduce our operating flexibility, which could have a negative effect on our business, financial condition, and results of operations. See “Risks Related to Our Business and Structure — Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.”

We may not realize gains from our equity investments and, because certain of our portfolio companies may incur substantial debt to finance their operations, we may experience a complete loss on our equity investments in the event of a bankruptcy or liquidation of any of our portfolio companies.

We invest principally in the equity and equity-related securities of what we believe to be rapidly growing venture capital-backed emerging companies. However, the equity interests we acquire may not appreciate in value and, in fact, may decline in value. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions.

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

We have limited information about the financial performance and profitability of some of our portfolio companies. While certain of our portfolio companies have earned net income in recent periods, we believe that many of our portfolio companies are currently experiencing operating losses. There can be no assurance when or if such companies will operate at a profit. If such companies fail to operate at a profit consistently or ever, such failure may adversely affect our investments, which will, in turn, result in negative effects to our results of operations.

Our portfolio is concentrated in a limited number of portfolio companies or market sectors, which subjects us to a risk of significant loss if the business or market position of any of these companies deteriorates or any of their market sectors experience a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2023, 72.3% of our NAV was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification; however, our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

Given the experience of our executive officers and investment professionals within the technology space, a number of the companies in which we have invested and intend to invest operate in technology-related sectors, and as of December 31, 2023, our largest industry concentrations of our total investments at fair value were in the education technology sector, which represented approximately 37.7% of our portfolio, and the marketplaces sector, which represented approximately 19.8% of our portfolio. Additionally, our investments in the financial technology sector represented approximately 17.5% of our portfolio, and our investments in the cloud and big data sector represents approximately 17.2% of our portfolio. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our business and results of operations.

Our investment in the education technology industry is subject to substantial risks. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by companies in technology-related sectors have historically decreased over their productive lives. In addition, our portfolio companies in these sectors face intense competition since their businesses are rapidly evolving, intensely competitive and subject to changing technology, shifting user needs and frequent introductions of new products and services. For example, new technologies, including those based on artificial intelligence, can provide students with more immediate responses to inquiries than traditional tools, and over time, the accuracy of these tools and their ability to handle complex questions may improve, all of which may be disruptive to education technology businesses.

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

Similarly, our investments in the financial technology industry are subject to substantial risks. These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources. These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel. Further, these companies operate in the highly regulated finance sector, and evolving regulatory regimes specific to financial technology companies and unclear application of existing laws and regulations to financial technology company products or services may provide new challenges to such companies’ operations and negatively impact their results of operations and, in turn, our business.

Investments in the marketplaces sector are also subject to substantial risks. These investments include portfolio companies in sub-industry sectors such as pharmaceutical technology, micromobility and sports betting, all of which are subject to increasing regulatory scrutiny as technological advancements have permitted greater connectivity and remote consumer engagement. In particular, the sports betting sector has been subject to regulatory scrutiny in recent years as states have legalized the marketplace and engagement has proliferated. Shifting market trends, intense competition and changing regulations specific to any such sub-industry could have a significant impact on our portfolio companies’ operations and, in turn, our business, performance and results of operations.

Finally, our investments in the cloud and big data sector as subject to particular and substantial risks, including those arising from increased regulatory scrutiny, intense competition, shifting market trends. In particular, data collection has been the subject of significant interest and regulatory scrutiny from legislators on both the state and federal levels, and many states have proposed and/or enacted comprehensive and narrow data privacy laws in recent years with implications for the portfolio companies in which we have invested. As these regulatory regimes have evolved, their application to particular industries or the manner in which certain companies operate have been unclear, and these companies may experience new and evolving challenges in seeking to comply with such mandates, with the potential effect of diverting their attention away from operations and towards compliance. Such challenges may thus negatively impact these businesses’ operations, financial condition, and results of operations, thereby affecting the value of our investment.

Common to all of the education technology, financial technology, marketplace and big data and cloud are risks related to cybersecurity. Any of the portfolio companies in these sectors could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks.

Any of these factors could materially and adversely affect the business and operations of a portfolio company in the technology industry and, in turn, adversely affect the value of these portfolio companies and the value of any securities that we may hold.

Our financial results could be negatively affected if a significant portfolio company fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2023:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
Learneo, Inc. (f/k/a Course Hero, Inc.)	$14,999,972	$55,982,551	27.5%
Stormwind, LLC	6,387,741	12,535,875	6.2%
ServiceTitan, Inc.	10,008,233	11,960,975	5.9%
Blink Health, Inc.	15,004,340	11,692,830	5.7%
Locus Robotics Corp.	10,004,286	10,675,766	5.2%
PSQ Holdings, Inc. (d/b/a PublicSquare)	2,585,240	10,507,136	5.2%
Architect Capital PayJoy SPV, LLC	10,006,745	10,000,000	4.9%
Whoop, Inc.	10,011,460	9,612,887	4.7%
Shogun Enterprises, Inc. (d/b/a Hearth)	8,040,806	7,083,557	3.5%
FourKites, Inc.	8,530,389	6,926,176	3.4%
Total	$95,579,212	$146,977,753	72.3%

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

We invest selectively in the sponsors of SPACs, which investments are subject to certain particularized and substantial risks. For example, we will lose the entirety of our investment in a sponsor of a SPAC if the underlying SPAC fails to consummate a business combination. Any investment by us in a sponsor of a SPAC will not have the same redemption rights that a direct investment in a SPAC may have. As such, there is a unique risk of experiencing a complete loss on our investment when we invest in a sponsor of a SPAC.

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

Although we expect that most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. Developments with respect to any one of these or any other factors affecting currency values may negatively impact the value of our investment, thereby resulting in a material adverse effect on our business, financial condition, and results of operations.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Changes to the regulations applicable to the financial instruments we may use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—We are exposed to risks associated with changes in interest rates.”

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

BDCs that enter into transactions involving derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user” under the rule. Under Rule 18f-4 under the 1940 Act, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user,” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted, and the SEC has issued rules implementing, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

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

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to maintain our qualification, to be regulated as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

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

Additionally, as an internally managed BDC, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limitations thus may limit our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.

As an internally managed BDC, we are dependent upon our management team and investment professionals for their time availability and for our future success, and if we are not able to hire and retain qualified personnel, or if we lose key members of our senior management team, our ability to implement our business strategy could be significantly harmed.

As an internally managed BDC, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our management team and investment professionals. We depend upon the expertise, skill and network of members of our management and our investment professionals for the identification, diligence, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of key members of our senior management team, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

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

We have utilized and expect to continue to utilize private secondary marketplaces, such as SharesPost, Inc., to acquire investments for our portfolio. When we purchase secondary shares, we may have little or no direct access to financial or other information from these portfolio companies. As a result, we are dependent upon the relationships of our management team and investment professionals and our Board of Directors to obtain the information necessary to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that our management team and investment professionals will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our NAV and results of operations.

In addition, while we believe the ability to trade on private secondary marketplaces provides valuable opportunities for liquidity, there can be no assurance that the portfolio companies with respect to which we invest through private secondary marketplaces will have or maintain active trading markets, and the prices of those securities may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may result in an inability for us to realize full value on our investment. In addition, wide swings in market prices, which are typical of irregularly traded securities, could cause significant and unexpected declines in the value of our portfolio investments. Further, prices in private secondary marketplaces, where limited information is available, may not accurately reflect the true value of a portfolio company, and may overstate a portfolio company’s actual value, which may cause us to realize future capital losses on our investment in that portfolio company. If any of the foregoing were to occur, it would likely have a material and adverse effect on our NAV and results of operations.

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

In addition, any failure to keep pace with such rules, or to appropriately address compliance with such rules fully and in a timely manner, would expose us to an increasing risk of inadvertent non-compliance. While our management team takes reasonable efforts to ensure that we are in full compliance with all laws applicable to our operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may limit our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

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

From time to time, capital markets may experience periods of disruption and instability, including during portions of the last three fiscal years. Since 2020, the U.S. capital markets have experienced extreme volatility and disruption. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of recent market disruption and instability, it is difficult to predict the full impact of these conditions on our business. The extent of any such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, changes in interest rates and inflation rates, global conflicts, health epidemics and pandemics and the actions taken by governments in response to these conditions.

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital, and our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage (as defined in the 1940 Act) must equal at least 200% (or 150% if certain requirements are met) immediately after each time we incur indebtedness. The continuance or reappearance of market conditions similar to those experienced during portions of the last three fiscal years for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates, like that experienced recently, could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize our equity investment in such portfolio company. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a financially distressed or defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, we would typically be last in line behind any creditors and would likely experience a complete loss on our investment.

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

In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between the United Kingdom and the European Union following the United Kingdom’s exit from the European Union and tensions uncertainty between the United States and other countries, including China and Russia, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results, which could in turn adversely impact our results of operations. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of our investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has recently raised certain benchmark interest rates in an effort to combat inflation. There is no guarantee that the actions taken by the Federal Reserve will reduce or eliminate inflation. See “—We are exposed to risks associated with changes in interest rates.”

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

Assumed Return on Our Portfolio
(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(11.46)%	(6.93)%	(2.41)%	2.12%	6.64%

(1)	Assumes $184.1 million in total portfolio assets excluding U.S. Treasuries, and $75.0 million in outstanding 6.00% Notes due 2026 as of December 31, 2023.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

●	shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage;

●	any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;

●	if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●	our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% (or 150% if certain requirements are met), and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

●	any future credit facility we may enter would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

●	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness;

●	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on such securities;

●	if we issue preferred stock, the special voting rights and preferences of preferred stockholders may result in such stockholders’ having interests that are not aligned with the interests of our common stockholders, and the rights of our preferred stockholders to dividends and liquidation preferences will be senior to the rights of our common stockholders;

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares; and

●	any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 200% (or 150% if certain requirements are met).

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio equals at least 200% after each issuance of senior securities (or 150% if certain requirements are met). If the value of our assets declines, we may be unable to satisfy this test and we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our senior securities at a time when such sales may be disadvantageous.

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

Following any such default, the agent for the lenders under any future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if the lender exercises its right to sell the assets pledged under any future borrowing facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of our outstanding borrowings. Moreover, such deleveraging could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate any dividends that we may pay to our stockholders.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders.

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

We elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1. Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2023 for more information.

We generally believe that it will be in our best interest to be treated as a RIC in any year in which we are profitable. If we fail to qualify for tax treatment as a RIC for any year in which we are profitable and such profits exceed certain loss carryforwards that we are entitled to utilize, we will be subject to U.S. federal income tax at corporate rates, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes in tax laws, regulations or administrative interpretations or any amendments thereto could adversely affect us, the entities in which we invest, or the holders of our securities, including our common stock and the 6.00% Notes due 2026. For example, on August 16, 2022, President Joseph R. Biden signed the Inflation Reduction Act of 2022 into law, which may result in different and potentially adverse tax treatment for us, our portfolio companies, or the holders of our securities. Additionally, the Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences for us, our portfolio companies, and/or our investors. Investors are urged to consult with their tax advisors with respect to the impact of this legislation and the status of any other regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms or at all.

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not be subject to U.S. income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

We may continue to choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may continue to, distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must not exceed more than 50% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

As a result of the SBCAA, if we obtain the necessary approval, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and may adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics;

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

We will likely experience fluctuations in our results and we may be unable to replicate past investment opportunities or make the types of investments we have made to date in future periods.

We will likely experience fluctuations in our operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2023, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

The 6.00% Notes due 2026 rank pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by us. The 6.00% Notes due 2026 also rank pari passu with, or equal to, our general liabilities (total liabilities, less debt). In total, these general liabilities were approximately $0.5 million as of December 31, 2023. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of such indebtedness may assert rights equal to the holders of the 6.00% Notes due 2026, which may limit recovery by the holders of the 6.00% Notes due 2026.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. For more information, see — “Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our investment strategy, and impact our stock price.”

Shares of our common stock have recently traded, and may in the future trade, at discounts from NAV or at premiums that may prove to be unsustainable.

Shares of BDCs like us may, during some periods, trade at prices higher than their NAV per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their NAV per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for IPOs and other exit events for venture-capital-backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our NAV per share.

The possibility that our shares will trade at a discount from NAV or at premiums that are unsustainable are risks separate and distinct from the risk that our NAV per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in NAV per share. As of March 13, 2024, the closing price of our common stock on the Nasdaq Global Select Market was $4.36 per share, which represented an approximately 45.4% discount to our NAV of $7.99 per share as of December 31, 2023.

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

General Risk Factors

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and bank failures. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, and global conflicts could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

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

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Act, including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material non-public information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material non-public information and other sensitive information in our possession.

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

Finally, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from and following the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. An extended period of remote working, whether by us, our portfolio companies, or our third-party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Program Overview

We maintain, routinely review and evaluate our information technology and cybersecurity policies, practices and procedures (our “Cybersecurity Program”). The Cybersecurity Program has various policies and procedures, including an Information and Cybersecurity Policy and Business Continuity/Disaster Recovery Plan. Our Cybersecurity Program is administered by our Information Security Committee, which consists of our Chief Financial Officer, Chief Compliance Officer and other Company management and counsel, as appropriate, all of which is subject to the oversight of our Board of Directors. We also utilize the services of information technology and cybersecurity advisers, consultants and experts in the evaluation and periodic testing of our information technology and cybersecurity systems to recommend improvements to our Cybersecurity Program and in connection with any cybersecurity incident. We believe that the individuals involved in our Cybersecurity Program possess the necessary skills, experience and backgrounds that, when combined with the resources of our external information technology and cybersecurity advisers, consultants and experts, are sufficient to manage our Cybersecurity Program.

Management’s Role in Cybersecurity Risk Management

As part of our overall risk management process, our management engages at least annually in an enterprise risk management review and evaluation, during which management reviews the principal risks relating to our business and operations. Included in this process is a review and evaluation of our risks relating to our Cybersecurity Program. Additionally, as part of our Rule 38a-1 compliance program, we review at least annually the compliance policies and procedures of our key service providers, including documentation discussing each service providers’ information security and privacy controls. Any failure in our or our key service providers’ cybersecurity systems could have a material impact on our operating results. See “Item 1A. Risk Factors - General Risk Factors - The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”

Board Oversight of Cybersecurity Risks

Our Board of Directors as a whole has responsibility for the Company’s risk oversight, with reviews of certain areas being conducted by the relevant Board committees that report on their deliberations to the full Board of Directors. The oversight responsibility of the Board of Directors and its committees is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment and management of critical risks and management’s risk mitigation strategies. Accordingly, our Board of Directors provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. Our Board of Directors receives periodic updates from our Chief Compliance Officer (or more frequently, as needed) regarding the overall state of our Cybersecurity Program, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS.” Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol (“SSSS”). Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Securities.” The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2023, 2022 and 2021, the NAV per share of our common stock, the range of high and low closing sales prices for our common stock, and such closing sales price as a percentage (premium and discount) to our NAV per share. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 13, 2024 was $4.36 per share, which represented an approximately 45.4% discount to our NAV of $7.99 per share as of December 31, 2023.

		Price Range		High Close Price as a Premium/(Discount)	Low Close Price as a Premium/(Discount)
	NAV(1)	High	Low	to NAV(2)	to NAV(2)
Fiscal 2023
Fourth Quarter	$7.99	$4.32	$3.51	(45.9)%	(56.1)%
Third Quarter	8.41	4.31	3.19	(48.8)	(62.1)
Second Quarter	7.35	3.93	3.20	(46.5)	(56.5)
First Quarter	7.59	4.64	2.93	(38.9)	(61.4)
Fiscal 2022
Fourth Quarter	$7.39	$4.38	$3.67	(40.7)%	(50.3)%
Third Quarter	7.83	6.81	3.87	(13.0)	(50.6)
Second Quarter	9.24	8.94	6.33	(3.2)	(31.5)
First Quarter	12.22	13.36	8.27	9.3	(32.3)
Fiscal 2021
Fourth Quarter	$11.72	$15.60	$11.41	33.1%	(2.6)%
Third Quarter	14.79	16.25	12.19	9.9	(17.6)
Second Quarter	16.56	15.52	13.07	(6.3)	(21.1)
First Quarter	18.01	15.43	12.33	(14.3)	(31.5)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low close prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low close sales price divided by the NAV and subtracting 1.

Holders

As of March 13, 2024, there were 19 holders of record of our common stock (including Cede & Co.).

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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2023. The table is divided by fiscal year according to record date:

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

Our current intention is to make any future distributions out of assets legally available therefrom in the form of additional shares of our common stock under our dividend reinvestment plan (“DRIP”), except in the case of stockholders who elect to receive dividends and/or long-term capital gains distributions in cash. Under the DRIP, if a stockholder owns shares of common stock registered in its own name, the stockholder will have all cash distributions (net of any applicable withholding) automatically reinvested in additional shares of common stock unless the stockholder opts out of our DRIP by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested under the plan will nevertheless be treated as received by the U.S. stockholder for U.S. federal income tax purposes, although no cash distribution has been made. As a result, if a stockholder does not elect to opt out of the DRIP, it will be required to pay applicable federal, state and local taxes on any reinvested dividends even though such stockholder will not receive a corresponding cash distribution. Stockholders that hold shares in the name of a broker or financial intermediary should contact the broker or financial intermediary regarding any election to receive distributions in cash.

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements as of December 31, 2023 for more information. The Taxable Subsidiaries included in our Consolidated Financial Statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

On July 31, 2019, our Board of Directors approved and adopted the SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan (the “Amended Equity Incentive Plan,”) and on June 19, 2020, stockholders approved the Amended Equity Incentive Plan. The Amended Equity Incentive Plan provides stock-based awards as long-term incentive compensation to our employees, including our executive officers. We use stock-based awards to (i) attract and retain key employees and officers, (ii) motivate employees and officers by means of performance-related incentives to achieve long-range performance goals, (iii) enable employees and officers to participate in our long-term growth, (iv) link employees’ compensation to the long-term interests of stockholders, (v) recognize individual contributions to corporate strategic priorities and to our long-term performance and (vi) provide competitive total direct compensation. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has authority to select the persons to receive stock-based awards, and our Board of Directors may also grant awards and administer the Amended Equity Incentive Plan in its sole discretion. At the time of each award, the Compensation Committee determines the terms of the award in its sole discretion, including any performance period (or periods) and any performance objectives relating to the award. We do not have any equity compensation plan that has not been approved by our stockholders.

The following table details the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	474,432
Equity compensation plans not approved by security holders	-	-	-
Total			474,432

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2023. The graph assumes that, on December 31, 2018, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2018, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
SSSS	$100.00	$131.56	$285.00	$491.94	$146.08	$151.46
S&P 500 Index	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
Nasdaq Stock Index	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24

The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the year ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2023	—	$—	—	$16,364,771
February 1 through February 28, 2023	—	—	—	16,364,771
March 1 through March 31, 2023	—	—	—	16,364,771
April 1 through April 30, 2023	3,000,000	4.50	3,000,000	16,364,771
May 1 through May 31, 2023	—	—	—	16,364,771
June 1 through June 30, 2023	—	—	—	16,364,771
July 1 through July 31, 2023	—	—	—	16,364,771
August 1 through August 31, 2023	69,990	3.62	69,990	21,111,429
September 1 through September 30, 2023	116,503	3.65	116,503	20,686,087
October 1 through October 31, 2023	—	—	—	20,686,087
November 1 through November 30, 2023	49,300	3.97	—	20,686,087
December 1 through December 31, 2023	76,750	4.04	—	20,686,087
Total	3,312,543		3,186,493

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

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. Following several intervening approvals from our Board of Directors to increase the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program and/or extend the Share Repurchase Program to later expiration dates, most recently, on August 7, 2023, our Board of Directors approved an extension of the Share Repurchase Program under the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the year ended December 31, 2023, we repurchased 186,493 shares of common stock under the Share Repurchase Program. As of December 31, 2023, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, Marcum LLP, on the senior securities table, as of December 31, 2023, 2022, 2021, 2020 and 2019, is attached as an exhibit to this annual report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit
6.00% Notes due 2026
Fiscal 2023(4)	$75,000,000	$3,711	—	$23.40
Fiscal 2022(4)	75,000,000	3,800	—	24.83
Fiscal 2021(4)	75,000,000	5,865	—	25.52
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018	—	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
Fiscal 2014	—	4,286	—	N/A
4.75% Convertible Senior Notes due 2023
Fiscal 2023	$—	$3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021(5)	—	5,865	—	N/A
Fiscal 2020(5)	38,215,000	8,892	—	N/A
Fiscal 2019	40,000,000	5,998	—	N/A
Fiscal 2018	40,000,000	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
Fiscal 2014	—	4,286	—	N/A
5.25% Convertible Senior Notes due 2018
Fiscal 2023	$—	$3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018(6)	—	5,884	—	N/A
Fiscal 2017	69,000,000	3,968	—	N/A
Fiscal 2016	69,000,000	3,784	—	N/A
Fiscal 2015	69,000,000	4,884	—	N/A
Fiscal 2014	69,000,000	4,286	—	N/A
Credit Facility
Fiscal 2023	$—	$3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019(7)	—	5,998	—	N/A
Fiscal 2018(7)	—	5,884	—	N/A
Fiscal 2017(7)	—	3,968	—	N/A
Fiscal 2016(8)	—	3,784	—	N/A
Fiscal 2015(8)	—	4,884	—	N/A
Fiscal 2014(8)	18,000,000	4,286	—	N/A

(1)	Total gross amount of each class of senior securities outstanding at the end of the period presented, before deduction of discount and debt issuance costs.
(2)	Asset coverage per unit for a class of senior securities is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by the Company as of the stated time periods.
(4)	The 6.00% Notes due 2026 were issued on December 17, 2021.
(5)	For the year ended December 31, 2020, we issued 174,888 shares of our common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The 4.75% Convertible Senior Notes due 2023 were repaid in full with interest on March 29, 2021.
(6)	The 5.25% Convertible Senior Notes due 2018 were repaid in full with interest on September 15, 2018.
(7)	Represents amounts under the $12.0 million senior secured revolving Credit Facility with Western Alliance Bank, National Association, which matured on May 31, 2019.
(8)	Represents amounts under the $18.0 million Credit Facility with Silicon Valley Bank, National Association, which matured on December 31, 2016.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including, without limitation:

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

Overview

We are an internally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.”

On and effective March 12, 2019, our Board of Directors approved our Internalization, and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with its management. As an internally managed BDC, we are managed by our employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding our compensation structure. As a result of the Internalization, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.

Except as otherwise disclosed herein, this Form 10-K discusses our business and operations as an internally managed BDC during the period covered by this Form 10-K.

Portfolio and Investment Activity

Year Ended December 31, 2023

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of December 31, 2023, of all of our portfolio investments, excluding short-term U.S. Treasury bills, was $184,081,249.

During the year ended December 31, 2023, we funded investments in an aggregate amount of $25,766,162 (not including capitalized transaction costs or investments in short-term U.S. Treasury bills) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.(1)	Preferred shares, Series 1	1/13/2023	$2,000,000
True Global Ventures 4 Plus Pte Ltd(2)	Limited Partner Fund Investment	3/31/2023	1,330,000
PayJoy, Inc.	Simple Agreement for Future Equity (SAFE)	5/25/2023	500,000
ServiceTitan, Inc.	Common shares	6/30/2023	9,999,990
FourKites, Inc.	Common shares	Various	8,511,174
Shogun Enterprises, Inc. (d/b/a Hearth)(3)	Preferred shares, Series B-4	7/12/2023	499,998
Stake Trade, Inc. (d/b/a Prophet Exchange)	Simple Agreement for Future Equity (SAFE)	7/26/2023	1,000,000
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 8/17/2024	10/26/2023	325,000
Colombier Sponsor II LLC	Class B Units and Class W Units	11/20/2023	1,600,000
Total			$25,766,162

(1)	On January 13, 2023, we invested $2.0 million in Orchard Technologies, Inc.’s Series 1 Senior Preferred financing round. As part of the transaction, we exchanged a portion of our existing Series D Preferred shares investment for Series 1 Senior Preferred shares, Series 2 Senior Preferred shares, and Common shares. Additionally, our previous investment in the Simple Agreement for Future Equity of Orchard Technologies, Inc. was converted into additional Series 1 Senior Preferred shares.
(2)	On March 31, 2023, the previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions. On March 31, 2023, the full $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.
(3)	On July 12, 2023, we invested $0.5 million in Shogun Enterprises, Inc. (d/b/a Hearth)’s Series B-4 Preferred financing round. As part of the transaction, our previous investment in the Convertible Note of Shogun Enterprises, Inc. (d/b/a Hearth) was converted into Series B-3 Preferred shares. Additionally, we received Common Warrants as part of the transaction.

During the year ended December 31, 2023, we capitalized fees of $49,269.

During the year ended December 31, 2023, we exited or received proceeds from investments in the amount of $17,338,100, net of transaction costs, and realized a net loss on investments of $11,947,504 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Kahoot! ASA(3)	Various	38,305	$1.97	$75,601	$(100,466)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(4)	Various	229,758	16.44	3,776,638	(903,070)
Nextdoor Holdings, Inc.(5)	Various	1,689,996	2.97	5,011,707	(4,364,489)
Rent the Runway, Inc.(6)	1/4/2023	79,191	3.05	241,456	(961,837)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(7)	Various	N/A	N/A	1,000,000	—
True Global Ventures 4 Plus Pte Ltd(8)	Various	N/A	N/A	1,699,222	1,330,000
Ozy Media, Inc.(9)	5/4/2023	3,492,465	N/A	—	(10,945,024)
PSQ Holdings, Inc. (d/b/a PublicSquare) - Warrants (10)	Various	303,963	1.05	318,369	187,873
Forge Global, Inc.(11)	Various	1,465,994	3.56	5,215,107	3,865,611
Churchill Sponsor VI LLC	12/4/2023	N/A	N/A	—	(200,000)
Total				$17,338,100	$(12,091,402)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of March 8, 2023, we had sold our remaining Kahoot! ASA public common shares.
(4)	As of December 15, 2023, we had sold our remaining NewLake Capital Partners, Inc. public common shares.
(5)	As of December 31, 2023, we held 112,420 remaining Nextdoor Holdings, Inc. public common shares.
(6)	As of January 4, 2023, we had sold our remaining Rent the Runway, Inc. public common shares.

(7)	On December 26, 2023, a final payment was received from Residential Homes For Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. During the year ended December 31, 2023, approximately $1.1 million was received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(8)	On March 31, 2023, the previously unfunded capital commitment of $1.3 million to True Global Ventures 4 Plus Pte Ltd was deemed fully contributed in lieu of cash distributions.
(9)	On May 4, 2023, we abandoned our investment in Ozy Media, Inc.
(10)	As of December 31, 2023, we held 2,396,037 remaining PSQ Holdings, Inc. (d/b/a PublicSquare) warrants.
(11)	As of December 31, 2023, we held 1,145,875 remaining Forge Global, Inc. public common shares.

During the year ended December 31, 2023, our OneValley, Inc. (f/k/a NestGSV, Inc.) Series B preferred warrants with a strike price of $2.31 expired on December 31, 2023.

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

During the year ended December 31, 2022, we funded investments in an aggregate amount of $23,665,080 (not including capitalized transaction costs or investments in short-term U.S. Treasury investments) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Shogun Enterprises, Inc. (d/b/a Hearth)	Convertible Note 0.5%, Due 4/18/2024	5/2/2022	$500,000
EDGE Markets, Inc.	Preferred shares, Series Seed	5/18/2022	500,000
Whoop, Inc.	Preferred shares, Series C	6/30/2022	10,000,000
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 8/17/2023	8/17/2022	1,000,000
Orchard Technologies, Inc.	Simple Agreement for Future Equity (SAFE)	9/2/2022	500,000
Forge Global, Inc.(1)	Common shares	9/30/2022	915,076
YouBet Technology, Inc. (d/b/a FanPower)	Preferred shares, Series Seed-2	11/17/2022	249,999
Locus Robotics Corp.	Preferred shares, Series F	11/30/2022	10,000,005
Total			$23,665,080

(1)	On and effective August 5, 2022, we notified Forge Global, Inc. of our intent to net exercise via cashless settlement our 230,144 common warrants in Forge Global, Inc. into 53,283 shares of Forge Global Inc.’s public common stock, pursuant to the net exercise formula in the warrant agreement. The exercise was effectuated on September 30, 2022.

During the year ended December 31, 2022, we capitalized fees of $33,384.

During the year ended December 31, 2022, we exited or received proceeds from investments in the amount of $9,063,919, net of transaction costs, and realized a net loss on investments of $5,905,453 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain/(Loss)(2)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(3)	Various	48,713	$23.50	$1,144,774	$170,103
Rover Group, Inc.(4)	Various	838,381	4.93	4,131,112	1,624,993
Rent the Runway, Inc.(5)	Various	260,000	3.56	925,289	(3,025,364)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Various	N/A	N/A	1,000,000	—
True Global Ventures 4 Plus Pte Ltd(7)	5/31/2022	N/A	N/A	874,470	160,965
Palantir Lending Trust SPV I(8)	7/14/2022	N/A	N/A	611,930	610,790
Enjoy Technology, Inc.(9)	Various	947,297	0.26	246,134	(5,280,642)
Kahoot! ASA(10)	10/19/2022	61,367	2.12	130,210	(151,861)
Total				$9,063,919	$(5,891,016)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of December 31, 2022, we held 229,758 remaining NewLake Capital Partners, Inc. public common shares.
(4)	As of October 11, 2022, we had sold all our public common shares of Rover Group, Inc.
(5)	As of December 31, 2022, we held 79,191 remaining Rent the Runway, Inc. public common shares.
(6)	During the year ended December 31, 2022, approximately $1.2 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $1.0 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(7)	On May 31, 2022, we received an $874,470 cash distribution from True Global Ventures 4 Plus Pte Ltd.
(8)	On July 14, 2022, a final payment was received for the remaining 512,290 Class A common shares of Palantir Technologies, Inc. that comprised the beneficial equity interest in underlying shares. The realized gain from our investment in Palantir Lending Trust SPV I is generated by the proceeds from the sale of shares collateralizing the repaid promissory note to Palantir Lending Trust SPV I and attributable to the Equity Participation in Underlying Collateral.

(9)	As of August 12, 2022, we had sold all its public common shares of Enjoy Technology, Inc.
(10)	As of December 31, 2022, we held 38,305 remaining Kahoot! ASA public common shares.

During the year ended December 31, 2022, we did not write-off any investments and our OneValley, Inc. (f/k/a NestGSV, Inc.) Series B preferred warrants with a strike price of $2.31 expired on May 29, 2022.

Results of Operations

Comparison of the Year Ended December 31, 2023, 2022, and 2021

Operating results for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Total Investment Income	$6,596,780	$3,456,193	$1,470,842
Interest income	5,885,470	2,914,954	897,772
Dividend income	711,310	541,239	573,070
Total Operating Expenses	$20,036,389	$18,164,201	$11,401,661
Compensation expense	9,482,867	7,566,452	6,162,716
Directors’ fees	645,548	675,716	752,442
Professional fees	2,602,894	3,395,260	2,665,689
Interest expense	4,858,049	4,845,549	693,526
Income tax expense	624,049	82,238	9,347
Other expenses	1,822,982	1,598,986	1,117,941
Net Investment Loss	$(13,439,609)	$(14,708,008)	$(9,930,819)
Net realized gain/(loss) on investments	(11,947,504)	(5,905,453)	218,735,504
Net change in unrealized appreciation/(depreciation) of investments	30,453,935	(111,563,592)	(61,732,964)
Net Change in Net Assets Resulting from Operations	$5,066,822	$(132,177,053)	$147,071,721

Investment Income

For the year ended December 31, 2023 as compared to the year ended December 31, 2022

Investment income increased to $6,596,780 for the year ended December 31, 2023 from $3,456,193 for the year ended December 31, 2022. The net increase between periods was due to increases in interest income from U.S. Treasury Bills and interest on idle cash, plus an increase in dividend income from SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.). The increase was offset by a decrease in interest income from Architect Capital PayJoy SPV, LLC, Residential Homes for Rent, LLC (d/b/a Second Avenue), and a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) during the year ended December 31, 2023, relative to the year ended December 31, 2022.

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

Operating Expenses

For the year ended December 31, 2023 as compared to the year ended December 31, 2022

Total operating expenses increased to $20,036,389 for the year ended December 31, 2023 from $18,164,201 for the year ended December 31, 2022. The increase in operating expense was primarily due to an increase in compensation expense associated with an increased headcount and stock-based compensation expense, and income tax expense related to blocker corporations, offset by a decrease in professional fees during the year ended December 31, 2023, relative to the year ended December 31, 2022.

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

Net Investment Loss

For the year ended December 31, 2023 as compared to the year ended December 31, 2022

For the year ended December 31, 2023, we recognized a net investment loss of $13,439,609, compared to a net investment loss of $14,708,008 for the year ended December 31, 2022. The change between periods resulted from an increase in total investment income, offset by an increase in operating expenses during the year ended December 31, 2023, relative to the year ended December 31, 2022.

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

Net Realized Loss on Investments

For the year ended December 31, 2023 as compared to the year ended December 31, 2022

For the year ended December 31, 2023, we recognized a net realized loss on our investments of $11,947,504, compared to a net realized loss of $5,905,453 for the year ended December 31, 2022. The components of our net realized losses on portfolio investments for the year ended December 31, 2023 and 2022, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the year ended December 31, 2022 as compared to the year ended December 31, 2021

For the year ended December 31, 2022, we recognized a net realized loss on our investments of $5,905,453, compared to a net realized gain of $218,735,504 for the year ended December 31, 2021. The components of our net realized gains and losses on portfolio investments for the year ended December 31, 2022 and 2021, excluding U.S. Treasury investments and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2023, we had a net change in unrealized appreciation/(depreciation) of $30,453,935. For the year ended December 31, 2022, we had a net change in unrealized appreciation/(depreciation) of $(111,563,592). For the year ended December 31, 2021, we had a net change in unrealized appreciation/depreciation of $(61,732,964). The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the year ended December 31, 2023, 2022, and 2021.

Portfolio Company	Net Change in Unrealized Appreciation /(Depreciation) For the Year Ended December 31, 2023
Ozy Media, Inc.(1)	$10,945,024
PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	7,925,790
Nextdoor Holdings, Inc.(1)	5,875,694
Learneo, Inc. (f/k/a Course Hero, Inc.)	5,441,177
Neutron Holdings, Inc. (d/b/a/ Lime)	3,991,353
Whoop, Inc.	3,528,846
Shogun Enterprises, Inc. (d/b/a Hearth)	3,240,026
StormWind, LLC	2,585,041
ServiceTitan, Inc.	1,952,742
Varo Money, Inc.	1,029,807
FourKites, Inc.	(1,604,213)
Trax, Ltd.	(2,927,814)
Aspiration Partners, Inc.	(6,541,511)
Orchard Technologies, Inc.	(7,649,609)
Other(2)	2,661,582
Total	$30,453,935

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2023.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Year Ended December 31, 2022	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Year Ended December 31, 2021
True Global Ventures 4 Plus Pte Ltd(1)	$3,106,863	Course Hero, Inc.	$42,752,699
Rent the Runway(1)	1,773,329	Forge Global, Inc.	10,976,202
StormWind, LLC	(1,879,887)	Aspiration Partners, Inc.	7,597,596
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(3,331,136)	Rover Group, Inc.	6,290,626
Blink Health, Inc.	(3,365,627)	StormWind, LLC	3,872,381
Whoop, Inc.	(3,927,419)	CUX, Inc. (d/b/a CorpU)(1)	3,654,203
Neutron Holdings, Inc. (d/b/a/ Lime)	(3,991,353)	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	1,905,116
Shogun Enterprises, Inc. (d/b/a Hearth)	(4,225,397)	Varo Money, Inc.	(1,463,873)
Aspiration Partners, Inc.	(4,514,232)	Palantir Lending Trust SPV I	(1,620,240)
Rover Group, Inc.(1)	(5,259,385)	Enjoy Technology, Inc.	(2,514,243)
Varo Money, Inc.	(7,254,893)	Rent the Runway, Inc.	(2,581,146)
Trax Ltd.	(7,442,485)	Ozy Media, Inc.	(10,098,381)
Skillsoft Corp.	(7,707,467)	Coursera, Inc.(1)	(35,822,601)
Nextdoor Holdings, Inc.	(8,726,545)	Palantir Technologies, Inc.(1)	(81,760,272)
Forge Global, Inc.	(17,594,073)	Other(2)	(2,921,031)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(37,290,369)
Other(2)	66,484
Total	$(111,563,592)	Total	$(61,732,964)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments (including U.S. Treasury bills) for which individual change in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2022 and 2021.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Consolidated Financial Statements as of December 31, 2023 for details regarding activity in our investment portfolio from January 1, 2024 through March 13, 2024.

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

Modified Dutch Auction Tender Offer

On February 14, 2024, our Board of Directors authorized a modified Dutch Auction tender offer (the “Tender Offer”) to purchase up to 2,000,000 shares of our common stock at a price per share of not less than $4.00 and not greater than $5.00 in $0.10 increments, using available cash. The Tender Offer commenced on February 20, 2024 and will expire at 5:00 P.M. Eastern Time on April 1, 2024, unless extended. If the Tender Offer is fully subscribed, we will purchase 2,000,000 shares, or approximately 7.9%, of our outstanding shares of its common stock. Any shares tendered may be withdrawn prior to expiration of the Tender Offer.

Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the lowest per-share price that will enable us to acquire up to 2,000,000 shares of our common stock. All shares accepted in the Tender Offer will be purchase at the same price even if tendered at a lower price.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities — At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2023.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the year ended December 31, 2023 our operating expenses were $20,036,389. For the years ended December 31, 2022 and 2021, our operating expenses were $18,164,201 and $11,401,661, respectively.

Cash Reserves and Liquid Securities	December 31, 2023	December 31, 2022	December 31, 2021
Cash	$28,178,352	$40,117,598	$198,437,078
Cash Equivalents:
U.S. Treasury bills(1)	63,810,855	85,056,817	—
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	6,970,612	13,298,992	16,970,411
Subject to other sales restrictions(3)	8,542,386	24,493	27,602,814
Securities of publicly traded portfolio companies	15,512,998	13,323,485	44,573,225
Total Cash Reserves and Liquid Securities	$107,502,205	$138,497,900	$243,010,303

(1)	Consists of short-term U.S. Treasury bills.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are subject to certain lock-up restrictions.

During the year ended December 31, 2023, cash decreased to $28,178,352 from $40,117,598 at the beginning of the year. The decrease was primarily driven by the purchase of new and follow-on investments, our operating expenses, interest payments on the 6.00% Notes due 2026, and the repurchase of our common stock pursuant to a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) and Share Repurchase Program. The decrease was offset by portfolio investment exits and investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2023 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$75.0	$—	$75.0		$—
Operating lease liability	0.1	0.1	—	—	—
Total	$75.1	$0.1	$75.0	$—	$—

(1)	Reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of December 31, 2023. Refer to “Note 10—Debt Capital Activities” in our Consolidated Financial Statements as of December 31, 2023 for more information.

Share Repurchase Program

During the year ended December 31, 2023, we repurchased 186,493 shares of our common stock under the Share Repurchase Program. During the year ended December 31, 2022, we repurchased 1,008,676 shares of our common stock under the Share Repurchase Program. As of December 31, 2023, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million. On August 7, 2023, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuances of Equity Securities -- Issuer Purchases of Equity Securities” and “Note 5—Common Stock” to our Consolidated Financial Statements as of December 31, 2023.

Modified Dutch Auction Tender Offer

On March 17, 2023, we commenced a Modified Dutch Auction Tender Offer to purchase up to 3,000,000 shares of our common stock from our stockholders, which expired on April 17, 2023. In accordance with the terms of the Modified Dutch Auction Tender Offer, we selected the lowest price per share of not less than $3.00 per share and not greater than $4.50 per share.

Pursuant to the Modified Dutch Auction Tender Offer, we repurchased 3,000,000 shares, representing 10.6% of our outstanding shares, on or about April 21, 2023 at a price of $4.50 per share. We used available cash to fund the purchase of our shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances and Debt Capital Activities

At-the-Market Offering

On July 29, 2020, we entered into an At-the-Market Sales Agreement, dated July 29, 2020 (as amended, the “Sales Agreement”), with BTIG, LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under the Initial Sales Agreement, we may, but have no obligation to, issue and sell up to $150.0 million in aggregate amount of shares of our common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account (the “ATM Program”). We intend to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with our investment objective and strategy and for general corporate purposes.

During the year ended December 31, 2023, we did not issue or sell Shares under the ATM program. As of December 31, 2023, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

During the year ended December 31, 2022, we issued and sold 17,807 Shares under the ATM Program at a weighted-average price of $13.01 per Share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of December 31, 2022, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Consolidated Financial Statements as of December 31, 2023 for more information regarding the ATM Program.

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

Refer to “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2023 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2023.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements as of December 31, 2023 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our Consolidated Financial Statements is the valuation of our investment portfolio. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2023 and 2022, our investment portfolio valued at fair value represented 90.52% and 74.84% of our net assets, respectively.

We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note 2 – Significant Accounting Policies – Investments at Fair Value” for more information.

Due to the inherent uncertainty in the valuation process, the determination of fair value for our investment portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

In 2022, the SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While our Board of Directors has not elected to designate a valuation designee, we adopted certain revisions to our valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

While the Board of Directors is ultimately and solely responsible for determining the fair value of our investments, we have engaged independent valuation firms to provide us with valuation assistance with respect to our investments. Our Board of Directors consulted with an independent third-party valuation firm in arriving at its determination of fair value for 100% of our portfolio investments as of December 31, 2023 and 2022, exclusive of new portfolio company investments made during the three months ended December 31, 2023 and 2022, respectively.

Revenue Recognition

We recognize gains or losses on the sale of investments using the specific identification method. We recognize interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. We recognize dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposit

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. We make certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2023 and December 31, 2022, we had no escrow deposits.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Consolidated Financial Statements as of December 31, 2023 for more information.

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

Valuation Risk

Our investments may not have a readily available market quotation, as such term is defined in Rule 2a-5 under the 1940 Act, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material. In addition, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of December 31, 2023, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SuRo Capital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2023, the financial highlights (presented in Note 8) for each of the five years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2023 and the financial highlights for each of the five years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments – Level 3 Investments in Preferred Stock, Common Stock, Debt Investments and Options

As described in Note 4 to the financial statements, approximately 68% of the Company’s $248 million total investments in securities as of December 31, 2023 represents investments in level 3 preferred stock, common stock, debt investments and options issued by private companies whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs with respect to the revenue and/or other multiples utilized, liquidation value, financing risk, term to expiration and discount rates.

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

/s/ Marcum LLP

San Francisco, CA

March 14, 2024

We have served as the Company’s auditor since 2019.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $160,994,161 and $155,103,810, respectively)	$147,167,535	$130,901,546
Non-controlled/affiliate investments (cost of $32,775,940 and $41,140,804, respectively)	24,931,333	12,591,162
Controlled investments (cost of $18,771,097 and $19,883,894, respectively)	11,982,381	13,695,870
Total Portfolio Investments	184,081,249	157,188,578
Investments in U.S. Treasury bills (cost of $63,792,704 and $84,999,598, respectively)	63,810,855	85,056,817
Total Investments (cost of $276,333,902 and $301,128,106, respectively)	247,892,104	242,245,395
Cash	28,178,352	40,117,598
Escrow proceeds receivable	309,293	628,332
Interest and dividends receivable	132,607	138,766
Deferred financing costs	594,726	555,761
Prepaid expenses and other assets(1)	494,602	727,006
Total Assets	277,601,684	284,412,858
LIABILITIES
Accounts payable and accrued expenses(1)	346,308	708,827
Dividends payable	152,523	296,170
6.00% Notes due December 30, 2026(2)	73,745,207	73,387,159
Total Liabilities	74,244,038	74,392,156
Commitments and contingencies (Notes 7 and 10)
Net Assets	$203,357,646	$210,020,702
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 25,445,805 and 28,429,499 issued and outstanding, respectively)	$254,458	$284,295
Paid-in capital in excess of par	248,454,107	330,899,254
Accumulated net investment loss	(4,304,111)	(64,832,605)
Accumulated net realized gain/(loss) on investments, net of distributions	(12,348,772)	2,552,465
Accumulated net unrealized appreciation/(depreciation) of investments	(28,698,036)	(58,882,707)
Net Assets	$203,357,646	$210,020,702
Net Asset Value Per Share	$7.99	$7.39

See accompanying notes to consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of December 31, 2023, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2022, the 6.00% Notes due 2026 (effective interest rate of 6.53%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$795,847	$403,029	$507,772
Dividend income	211,310	541,239	470,438
Non-controlled/affiliate investments:
Dividend income	—	—	102,632
Controlled investments:
Interest income	1,331,258	1,685,000	390,000
Dividend income	500,000	—	—
Interest income from U.S. Treasury bills	3,758,365	826,925	—
Total Investment Income	6,596,780	3,456,193	1,470,842
OPERATING EXPENSES
Compensation expense	9,482,867	7,566,452	6,162,716
Directors’ fees(2)	645,548	675,716	752,442
Professional fees	2,602,894	3,395,260	2,665,689
Interest expense	4,858,049	4,845,549	693,526
Income tax expense	624,049	82,238	9,347
Other expenses	1,822,982	1,598,986	1,117,941
Total Operating Expenses	20,036,389	18,164,201	11,401,661
Net Investment Loss	(13,439,609)	(14,708,008)	(9,930,819)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(1,185,273)	(5,835,074)	216,870,940
Non-controlled/affiliate investments	(10,762,231)	(70,379)	1,864,564
Net Realized Gain/(Loss) on Investments	(11,947,504)	(5,905,453)	218,735,504
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	10,349,592	(109,553,034)	(59,057,641)
Non-controlled/affiliate investments	20,705,035	(1,947,553)	(2,902,517)
Controlled investments	(600,692)	(63,005)	227,194
Net Change in Unrealized Appreciation/(Depreciation) of Investments	30,453,935	(111,563,592)	(61,732,964)
Net Change in Net Assets Resulting from Operations	$5,066,822	$(132,177,053)	$147,071,721
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.19	$(4.40)	$5.69
Diluted(3)	$0.19	$(4.40)	$5.52
Weighted-Average Common Shares Outstanding
Basic	26,222,667	30,023,202	25,861,642
Diluted(3)	26,222,667	30,023,202	26,758,367

See accompanying notes to consolidated financial statements.

(1)	Includes interest income earned on idle cash.
(2)	Refer to “Note 11 — Stock-Based Compensation” for more detail.
(3)	As of December 31, 2023, 2022, and 2021, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2023	2022	2021
Change in Net Assets Resulting from Operations
Net investment loss	$(13,439,609)	$(14,708,008)	$(9,930,819)
Net realized gain/(loss) on investments	(11,947,504)	(5,905,453)	218,735,504
Net change in unrealized appreciation/(depreciation) of investments	30,453,935	(111,563,592)	(61,732,964)
Net Change in Net Assets Resulting from Operations	5,066,822	(132,177,053)	147,071,721
Distributions
Dividends declared	—	(3,441,824)	(212,197,025)
Total Distributions	—	(3,441,824)	(212,197,025)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	—	229,896	78,608
Stock-based compensation(1)	2,448,807	2,015,600	1,306,615
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	—	37,259,819
Issuance of common stock from stock dividend	—	—	89,743,813
Repurchases of common stock	(14,178,685)	(21,452,541)	—
Net Change in Net Assets Resulting from Capital Transactions	(11,729,878)	(19,207,045)	128,388,855
Total Change in Net Assets	(6,663,056)	(154,825,922)	63,263,551
Net Assets at Beginning of Year	210,020,702	364,846,624	301,583,073
Net Assets at End of Year	$203,357,646	$210,020,702	$364,846,624

Capital Share Activity
Shares outstanding at beginning of year	28,429,499	31,118,556	19,914,023
Issuance of common stock from public offering	—	17,807	5,900
Issuance of common stock under restricted stock plan, net(1)	202,799	301,812	369,298
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023	—	—	4,097,808
Issuance of common stock from stock dividend	—	—	6,731,527
Shares repurchased	(3,186,493)	(3,008,676)	—
Shares Outstanding at End of Year	25,445,805	28,429,499	31,118,556

See accompanying notes to consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$5,066,822	$(132,177,053)	$147,071,721
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized (gain)/loss on investments	11,947,504	5,905,453	(218,735,504)
Net change in unrealized (appreciation)/depreciation of investments	(30,453,935)	111,563,592	61,732,964
Amortization of discount on 4.75% Convertible Senior Notes due 2023	—	—	76,927
Amortization of discount on 6.00% Notes due 2026	319,092	425,550	16,310
Stock-based compensation	2,448,807	2,015,600	1,306,615
Adjustments to escrow proceeds receivable	117,136	(859,121)	1,934,622
Accrued interest on U.S. Treasury bills	13,024	—	—
Forfeited interest on 4.75% Convertible Senior Notes due 2023	—	—	102,917
Purchases of investments in:
Portfolio investments	(24,485,431)	(22,783,388)	(81,716,039)
U.S. Treasury bills	(253,585,717)	(184,172,673)	—
Proceeds from sales or maturity of investments in:
Portfolio investments	16,008,100	9,063,919	257,427,478
U.S. Treasury bills	274,792,611	99,173,075	150,000,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	232,404	210,978	47,566
Interest and dividends receivable	6,159	(55,111)	83,343
Proceeds receivable	—	52,493	(52,493)
Escrow proceeds receivable	319,039	1,418,313	(1,194,183)
Payable for securities purchased	—	—	(134,250,000)
Accounts payable and accrued expenses	(362,519)	(166,220)	112,735
Income tax payable	—	—	(35,850)
Accrued interest payable	—	(175,000)	(278,803)
Net Cash Provided by/(Used in) Operating Activities	2,383,096	(110,559,593)	183,650,326
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	—	229,896	78,608
Proceeds from the issuance of 6.00% Notes due 2026	—	—	75,000,000
Redemption of 4.75% Convertible Senior Notes due 2023	—	—	(290,000)
Deferred debt issuance costs	—	—	(1,970,892)
Repurchases of common stock	(14,178,685)	(21,452,541)	—
Cash dividends paid	(143,657)	(26,535,702)	(103,458,098)
Cash paid for fractional shares	—	—	(399)
Deferred financing costs	—	(1,540)	(366,191)
Net Cash Used in Financing Activities	(14,322,342)	(47,759,887)	(31,006,972)
Total Increase/(Decrease) in Cash Balance	(11,939,246)	(158,319,480)	152,643,354
Cash Balance at Beginning of Year	40,117,598	198,437,078	45,793,724
Cash Balance at End of Year	$28,178,352	$40,117,598	198,437,078

Supplemental Information:	2023	2022	2021
Interest paid	$4,500,000	$4,662,500	794,206
Taxes paid	533,894	82,238	43,499
Conversion of 4.75% Convertible Senior Notes due 2023	—	—	37,925,000

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$45,982,580	22.61%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.92%
Total				14,999,972	55,982,551	27.53%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	11,960,975	5.88%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,692,855	0.83%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,975	4.92%
Total				15,004,340	11,692,830	5.75%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,675,766	5.25%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	9,612,887	4.73%
Shogun Enterprises, Inc. (d/b/a Hearth)(13)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,132,942	1.54%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,132,946	1.54%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	475,152	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	342,517	0.17%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	7,083,557	3.48%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	6,926,176	3.41%
Orchard Technologies, Inc.(12)	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,854,086	2.39%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,854,086	2.39%
True Global Ventures 4 Plus Pte Ltd**	Singapore, Singapore
Limited Partner Fund Investment(8)	Venture Investment Fund	8/27/2021	1	960,778	4,054,309	1.99%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.71%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.96%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,145,875	2,093,988	3,930,351	1.93%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.23%
Simple Agreement for Future Equity		5/25/2023	1	501,470	500,000	0.25%
Total				3,003,040	3,000,002	1.48%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	2,452,792	1.21%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	2,316,590	1.14%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,418,723	0.70%
Xgroup Holdings Limited (d/b/a Xpoint)**(7)	Philadelphia, PA
Convertible Note 6%, Due 10/17/2024(4)	Geolocation Technology	8/17/2022	$1,000,000	1,338,976	1,325,000	0.65%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,004,240	1,000,000	0.49%
Stake Trade, Inc. (d/b/a Prophet Exchange)(7)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	1	1,002,153	1,000,000	0.49%
AltC Sponsor LLC**(10)(14)	New York, NY
Common shares, Class B	Special Purpose Acquisition Company	7/21/2021	214,400	224,753	759,076	0.37%
Common shares, Class A		7/21/2021	24,900	26,102	176,315	0.09%
Total				250,855	935,391	0.46%
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	49,092	9,818,428	863,037	0.42%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	799,323	0.39%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.25%
Churchill Sponsor VII LLC**(10)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	344,097	0.17%
Warrant units		2/25/2021	277,000	94,180	18,929	0.01%
Total				300,000	363,026	0.18%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	112,420	626,470	212,474	0.10%
YouBet Technology, Inc. (d/b/a FanPower)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	578,029	752,943	187,500	0.09%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	28,836	0.01%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	—	—%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(11)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$160,994,161	$147,167,535	72.37%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$653,975	0.32%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	6,804,933	3.35%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	4,751,064	2.34%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	325,903	0.16%
Total				6,387,741	12,535,875	6.16%
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(15)	West Palm Beach, FL
Common shares, Class A	E-Commerce Marketplace	4/1/2021	1,976,032	1,556,587	8,542,386	4.20%
Warrants, Strike Price $11.50, Expiration Date 7/19/2028		4/1/2021	2,396,037	1,028,653	1,964,750	0.97%
Total				2,585,240	10,507,136	5.17%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	8,555,124	620,927	0.31%
Convertible Promissory Note 8% Due 8/23/2024(4)		2/17/2016	$1,010,198	1,030,176	1,267,395	0.62%
Total				9,585,300	1,888,322	0.93%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$32,775,940	$24,931,333	12.26%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	4.92%
Colombier Sponsor II LLC**(10)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	842,289	1,101,695	0.54%
Class W Units			1,600,000	760,651	498,305	0.25%
Total				1,602,940	1,600,000	0.79%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A	Clean Technology	4/15/2014	14,300,000	7,151,412	382,381	0.19%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	382,381	0.19%

Total Controlled				$18,771,097	$11,982,381	5.89%

Total Portfolio Investments				$212,541,198	$184,081,249	90.52%

U.S. Treasury(3)
U.S. Treasury bill, 0%, due 3/28/2024***		12/29/2023	$35,000,000	34,547,625	34,559,949	16.99%
U.S. Treasury bill, 0%, due 6/27/2024***		12/29/2023	$30,000,000	29,245,079	29,250,906	14.38%
Total				63,792,704	63,810,855	31.38%

TOTAL INVESTMENTS				$276,333,902	$247,892,104	121.90%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2023

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2023, 14.03% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2023, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investment in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. On March 31, 2023, the previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions. On March 31, 2023, the full $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.

(9)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(10)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(11)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(12)	On January 13, 2023, SuRo Capital Corp. invested $2.0 million in Orchard Technologies, Inc.’s Series 1 Senior Preferred financing round. As part of the transaction, SuRo Capital Corp. exchanged a portion of its existing Series D Preferred shares investment for Series 1 Senior Preferred shares, Series 2 Senior Preferred shares, and Common shares. Additionally, SuRo Capital Corp.’s previous investment in the Simple Agreement for Future Equity was converted into additional Series 1 Senior Preferred shares.

(13)	On July 12, 2023, SuRo Capital Corp. invested $0.5 million in Shogun Enterprises, Inc. (d/b/a Hearth)’s Series B-4 Preferred financing round. As part of the transaction, the previous investment in the Convertible Note was converted into Series B-3 Preferred shares. Additionally, SuRo Capital Corp. received Common Warrants as part of the transaction.

(14)	On July 11, 2023, AltC Acquisition Corp. announced it signed a definitive agreement to merge with Oklo, Inc. As part of the transaction, SuRo Capital Corp.’s Share units converted to 24,900 Class A Common shares and 214,400 Class B Common shares.

(15)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSquare) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSquare). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to certain restrictions on transfer, while the Company’s PSQ Holdings, Inc. warrants are freely tradable.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$40,541,403	19.30%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.76%
Total				14,999,972	50,541,374	24.06%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	949,924	0.45%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	4.76%
Total				15,004,340	10,949,898	5.21%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D	Real Estate Platform	8/9/2021	1,488,139	10,004,034	9,999,996	4.76%
Simple Agreement for Future Equity		9/2/2022	1	501,663	500,000	0.24%
Total				10,505,697	10,499,996	5.00%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F	Warehouse Automation	11/30/2022	232,568	10,004,286	10,000,005	4.76%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	6,229,360	2.97%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	312,151	0.15%
Total				1,283,005	6,541,511	3.11%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	6,084,041	2.90%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)(14)	Online Marketplace Finance	7/20/2011	2,508,074	3,443,483	4,338,968	2.07%
Nextdoor Holdings, Inc.**	San Francisco, CA
Common shares, Class B(3)	Social Networking	9/27/2018	1,802,416	10,002,666	3,712,977	1.77%
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)**	New Canaan, CT
Common shares***(3)	Cannabis REIT	8/12/2019	229,758	4,678,686	3,680,723	1.75%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	1,403,023	0.67%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	1,403,024	0.67%
Convertible Note 0.5%, Due 4/18/2024***		5/2/2022	$500,000	500,000	500,000	0.24%
Total				7,503,318	3,306,047	1.57%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	—	3,063,358	1.46%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	1,959,713	0.93%
Term loan 15%, Due 12/23/2023***(11)		12/23/2020	$1,000,000	1,000,000	1,000,000	0.48%
Total				2,500,000	2,959,713	1.41%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	280,797	0.13%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.26%
Total				10,005,748	2,927,814	1.39%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.19%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,917,521	0.91%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,286,783	0.61%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 1—NATURE OF OPERATIONS

SuRo Capital Corp. (“we”, “us”, “our”, “Company” or “SuRo Capital”), formerly known as Sutter Rock Capital Corp. and as GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s date of inception was January 6, 2011, which is the date it commenced development stage activities. The Company’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “SSSS” (formerly “GSVC”). Prior to November 24, 2021, the Company’s common stock traded on the Nasdaq Capital Market under the same symbol (“SSSS”). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of December 31, 2023, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture capital-backed emerging companies. The Company may invest in these portfolio companies through offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. In addition, the Company may invest in private credit and in founders equity, founders warrants, forward purchase agreements, and private investment in public equity transactions of special purpose acquisition companies (“SPACs”). The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, and SuRo Sports, its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

December 31, 2023

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

In making a good faith determination of the fair value of investments, the Board of Directors applies valuation methodologies consistent with industry practice. Valuation methods utilized include, but are not limited to, the following: comparisons to prices from secondary market transactions; venture capital financings; public offerings; purchase or sales transactions; analysis of financial ratios and valuation metrics of portfolio companies that issued such private equity securities to peer companies that are public; analysis of the portfolio company’s most recent financial statements, forecasts and the markets in which the portfolio company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each method to assist the Board of Directors in determining the fair value of each investment.

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

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Board of Directors applies the appropriate respective valuation methodology for the asset class or portfolio holding, which may involve analyzing the relevant portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Board of Directors may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, and mergers or acquisitions affecting the portfolio company. In addition, the Board of Directors may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.

In determining the fair value of equity or equity-linked securities (including simple agreement for future equity (“SAFE”) notes and warrants to purchase common or preferred stock) in a portfolio company, the Board of Directors considers the rights, preferences and limitations of such securities. In cases where a portfolio company’s capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Board of Directors may use an option pricing model to allocate value to each equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. When equity-linked securities expire worthless, any cost associated with these positions is recognized as a realized loss on investments in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In the event these securities are exercised into common or preferred stock, the cost associated with these securities is reassigned to the cost basis of the new common or preferred stock. These conversions are noted as non-cash operating items on the Consolidated Statements of Cash Flows.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), principally convertible and promissory notes issued by venture capital-backed portfolio companies, these investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s debt investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

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

Special Purpose Acquisition Companies

The Company’s Board of Directors measures its SPAC sponsor investments at fair value, which is equivalent to cost until a SPAC transaction is announced. After a SPAC transaction is announced, the Company’s Board of Directors will determine the fair value of SPAC investments based on fair value analyses that can include option pricing models, probability-weighted expected return method analyses and other techniques as deemed appropriate. Upon completion of the SPAC transaction, the Board of Directors utilizes the public share price of the entity, less a DLOM if there are restrictions on selling. The Company’s SPAC investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2023 and December 31, 2022 for details regarding the nature and composition of the Company’s investment portfolio.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of December 31, 2023 and December 31, 2022, the Company had $309,293 and $628,332, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records origination costs related to lines of credit as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the line of credit. For modifications to a line of credit, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of December 31, 2023 and December 31, 2022, the Company had deferred financing costs of $594,726 and $555,761, respectively, on the Consolidated Statement of Assets and Liabilities.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Stock-based Compensation

Using the fair value recognition provisions as prescribed by ASC 718, Stock Compensation, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the Company’s stock price. Differences between actual results and these estimates could have a material effect on the Company’s financial results. Forfeitures are accounted for as they occur. Refer to “Note 11—Stock-Based Compensation” for further detail.

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2023 and December 31, 2022, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code, beginning with its taxable year ended December 31, 2014, has qualified to be treated as a RIC for subsequent taxable years and intends to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least the sum of 90% of its investment company taxable income (“ICTI”), including payment-in-kind interest income, as defined by the Code, and 90% of its net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year (the “Annual Distribution Requirement”). Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Recently Issued Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. Early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s future financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this update require more disaggregated information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this Annual Report on Form 10-K. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Consolidated Financial Statements and the notes thereto.

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

The Company’s investment in Churchill Sponsor VI LLC, the sponsor of Churchill Capital Corp. VI, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controlled Churchill Sponsor VI LLC, and was a non-controlling member of the board of directors of Churchill Capital Corp. VI. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. On November 17, 2023, Churchill Capital Corp. VI announced that it would not consummate an initial business combination within the time period required by its Amended and Restated Certificate of Incorporation, as amended, and the Company realized a loss on the entirety of its Churchill Sponsor VI LLC common share units and warrant units in the amount of $200,000.

The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp. VII, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp. VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of December 31, 2023, the fair value of the Company’s investment in Churchill Sponsor VII LLC was $363,026.

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of December 31, 2023, the fair value of the Company’s investment in Skillsoft Corp. was $863,037.

The Company’s initial investment in Shogun Enterprises, Inc. (d/b/a Hearth) on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was at the time of investment a non-controlling member of the board of directors of Shogun Enterprises, Inc., and held a minority equity interest in such portfolio company. The Company’s investment in Architect Capital PayJoy SPV, LLC also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Ms. Findley, at the time of investment, was a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and held a minority equity interest in such investment manager. As of December 31, 2023, the fair values of the Company’s remote-affiliate investments in Shogun Enterprises, Inc. (d/b/a Hearth) and Architect Capital PayJoy SPV, LLC were $7,083,557 and $10,000,000, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, were non-controlling members of the board of directors of Colombier Acquisition Corp., a SPAC, which was sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies until its dissolution upon completion of Colombier Acquisition Corp.’s business combination into PSQ Holdings, Inc. (d/b/a PublicSquare). The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of December 31, 2023, the fair values of the Company’s aggregate investments in each of PSQ Holdings, Inc. (d/b/a PublicSquare) and AltC Sponsor LLC were $10,507,136 and $935,391, respectively.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options to purchase common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of December 31, 2023, the Company had 63 positions in 38 portfolio companies. As of December 31, 2022, the Company had 64 positions in 39 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$107,209,010	$122,744,564	60.4%	$118,472,118	$117,214,465	55.8%
Common Stock	73,003,835	39,086,792	19.2%	50,601,512	18,692,931	8.9%
Debt Investments	5,146,349	3,098,734	1.5%	6,316,466	4,488,200	2.1%
Options	12,057,878	3,638,161	1.8%	11,415,787	3,469,497	1.7%
Total Private Portfolio Companies	197,417,072	168,568,251	82.9%	186,805,883	143,865,093	68.5%
Publicly Traded Portfolio Companies
Common Stock	14,095,473	13,548,248	6.7%	29,322,625	13,323,485	6.3%
Options	1,028,653	1,964,750	1.0%	—	—	—%
Total Publicly Traded Portfolio Companies	15,124,126	15,512,998	7.7%	29,322,625	13,323,485	6.3%
Total Portfolio Investments	212,541,198	184,081,249	90.6%	216,128,508	157,188,578	74.8%
Non-Portfolio Investments
U.S. Treasury Bills	63,792,704	63,810,855	31.4%	84,999,598	85,056,817	40.5%
Total Investments	$276,333,902	$247,892,104	121.9%	$301,128,106	$242,245,395	115.3%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The geographic and industrial compositions of the Company’s portfolio at fair value as of December 31, 2023 and December 31, 2022 were as follows:

	As of December 31, 2023			As of December 31, 2022
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$108,500,197	58.9%	53.4%	$94,996,805	60.4%	45.1%
Northeast	41,538,359	22.6%	20.4%	46,944,432	29.9%	22.4%
Southeast	12,107,136	6.6%	6.0%	—	—%	—%
Midwest	17,881,248	9.7%	8.8%	8,183,281	5.2%	3.9%
International	4,054,309	2.2%	2.0%	7,064,060	4.5%	3.4%
Total	$184,081,249	100.0%	90.6%	$157,188,578	100.0%	74.8%

	As of December 31, 2023			As of December 31, 2022
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$69,381,463	37.7%	34.2%	$61,841,493	39.4%	29.4%
Marketplaces	36,386,519	19.8%	17.9%	27,291,467	17.4%	13.0%
Financial Technology	32,201,947	17.5%	15.8%	38,096,753	24.2%	18.1%
Big Data/Cloud	31,687,240	17.2%	15.6%	14,927,819	9.5%	7.1%
Social/Mobile	14,041,699	7.6%	6.9%	14,047,018	8.9%	6.7%
Sustainability	382,381	0.2%	0.2%	984,028	0.6%	0.5%
Total	$184,081,249	100.0%	90.6%	$157,188,578	100.0%	74.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 and December 31, 2022 are as follows:

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$122,744,564	$122,744,564
Common Stock	—	—	39,086,792	39,086,792
Debt Investments	—	—	3,098,734	3,098,734
Options	—	—	3,638,161	3,638,161
Private Portfolio Companies	—	—	168,568,251	168,568,251
Publicly Traded Portfolio Companies
Common Stock	5,005,862	8,542,386	—	13,548,248
Options	1,964,750	—	—	1,964,750
Publicly Traded Portfolio Companies	6,970,612	8,542,386	—	15,512,998
Total Portfolio Investments	6,970,612	8,542,386	168,568,251	184,081,249
Non-Portfolio Investments
U.S. Treasury bills	63,810,855	—	—	63,810,855
Total Investments at Fair Value	$70,781,467	$8,542,386	$168,568,251	$247,892,104

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$117,214,465	$117,214,465
Common Stock	—	—	18,692,931	18,692,931
Debt Investments	—	—	4,488,200	4,488,200
Options	—	—	3,469,497	3,469,497
Private Portfolio Companies	—	—	143,865,093	143,865,093
Publicly Traded Portfolio Companies
Common Stock	13,298,992	24,493	—	13,323,485
Non-Portfolio Investments
U.S. Treasury bills	85,056,817	—	—	85,056,817
Total Investments at Fair Value	$98,355,809	$24,493	$143,865,093	$242,245,395

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of December 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2023 and December 31, 2022. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of December 31, 2023

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$39,086,792	Market approach	Revenue multiples	0.15x - 11.13x (9.29x)
		PWERM(5)	DLOM	15.0% - 25.0% (18.5%)
			AFFO(4) multiple	10.79x
			Discount Rate	15.0%
Preferred stock in private companies	$122,744,564	Market approach	Revenue multiples	0.15x - 11.41x (2.73x)
		PWERM(5)	Discount rate	15%
Debt investments	$3,098,734	Market approach	Revenue multiples	1.21x - 1.66x (1.56x)
		PWERM(5)	DLOM	15.0%
Options	$3,638,161	PWERM(5)	Term to expiration (Years)	0.65 - 5.63 (0.79)
			Volatility	70%
			Discount Rate	15.0%
			DLOM	15% - 18% (16.0%)

(1)	As of December 31, 2023, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

As of December 31, 2022

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$18,692,931	Market approach	Revenue multiples	1.06x - 4.42x (1.74x)
			Liquidation Value	N/A
		PWERM(5)	AFFO(4) multiple	8.62x -12.62x (10.94x)
		Market approach	Revenue multiples	0.47x - 5.45x (2.38x)
			Liquidation Value	N/A
Preferred stock in private companies	$117,214,465	Discounted cash flow	Discount rate	15.0% (15.0%)
		PWERM(5)	Revenue multiples	1.17x - 1.26x
			DLOM	10.0% (10.0%)
			Financing Risk	10.0% (10.0%)
Debt investments	$4,488,200	Market approach	Revenue multiples	0.47x - 5.45x (3.6x)
Options	$3,469,497	Option pricing model	Term to expiration (Years)	1.00x - 5.29x (1.65x)
		Discounted cash flow	Discount Rate	15.0% (15.0%)

(1)	As of December 31, 2022, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, EBIT multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2023 as follows:

	Year Ended December 31, 2023
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Transfers out of Level 3	(1,554,355)	—	—	(1,157,487)	(2,711,842)
Purchases, capitalized fees and interest	19,380,910	2,510,363	329,883	2,264,274	24,485,430
Sales/Maturity of investments	(369,222)	—	(1,000,000)	(5,080)	(1,374,302)
Exercises and conversions(1)	3,751,518	(2,859,095)	(500,000)	(361,603)	30,820
Realized gains/(losses)	1,195,703	(10,914,376)	—	(96,350)	(9,815,023)
Net change in unrealized appreciation/(depreciation) included in earnings	(2,010,693)	16,793,207	(219,349)	(475,090)	14,088,075
Fair Value as of December 31, 2023	$39,086,792	$122,744,564	$3,098,734	$3,638,161	$168,568,251
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2023	$(2,010,694)	$5,878,830	$(219,349)	$(512,480)	$3,136,307

(1)	During the year ended December 31, 2023, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Orchard Technologies, Inc.	Preferred shares, Series D Simple Agreement for Future Equity	Senior Preferred shares, Series 1 Senior Preferred shares, Series 2 Common Shares, Class A
Shogun Enterprises, Inc. (d/b/a Hearth)	Convertible Note 0.5%	Preferred Shares, Series B-3
Colombier Sponsor LLC	Class B Units Class W Units	PSQ Holdings, Inc. (d/b/a PublicSquare) - Common shares, Class A (Level 2) PSQ Holdings, Inc. (d/b/a PublicSquare) Warrants (Level 1)
AltC Sponsor LLC	Share units	Common shares, Class A Common shares, Class B

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2022 as follows:

	Year Ended December 31, 2022
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2021	$42,860,156	$163,801,798	$3,011,438	$4,959,112	$214,632,504
Transfers out of Level 3(1)	(6,918,251)	(1,775,506)	—	(48,639)	(8,742,396)
Purchases, capitalized fees and interest	—	20,767,788	1,509,093	503,183	22,780,064
Sales/Maturity of investments	(874,470)	—	(1,000,000)	—	(1,874,470)
Realized gains/(losses)	160,965	—	—	(70,379)	90,586
Net change in unrealized appreciation/(depreciation) included in earnings	(16,535,469)	(65,579,615)	967,669	(1,873,780)	(83,021,195)
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2022	$(7,023,165)	$(63,138,372)	$967,669	$(1,624,324)	$(70,818,192)

(1)	During the year ended December 31, 2022, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Forge Global, Inc.	Common Shares, Class AA Junior Preferred Shares Junior Preferred Warrants, Strike Price $12.42, Expiration Date 11/9/2025	Public Common shares (Level 2) Common warrants, Strike Price $3.98, Expiration Date 11/9/2025 (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2023 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$—	$—	$760,651		$—	$(262,347)	$498,305	0.25%
Colombier Sponsor LLC**(6) –Class W Units	—	—	1,157,487	(1,159,150)	—		—	1,663	—	—%
Total Options		—	1,157,487	(1,159,150)	760,651	—	—	(260,684)	498,304	0.25%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	14,300,000	500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Total Preferred Stock		500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	1,331,258	10,000,000	—	—	—	—	—	10,000,000	4.92%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	—		842,289			259,406	1,101,695	0.54%

Colombier Sponsor LLC**(6) –Class B Units	—	—	1,554,355	(1,556,587)			—	2,232	—	—%
Total Common Stock		1,331,258	11,554,355	(1,556,587)	842,289	—	—	261,638	11,101,695	5.46%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
TOTAL CONTROLLED INVESTMENTS*(2)		$1,831,258	$13,695,870	$(2,715,737)	$1,602,940	$—	$—	$(600,693)	$11,982,380	5.89%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)	$1,010,198	$—	$1,988,200	$—	$—	$—	$—	$(720,805)	$1,267,395	0.62%
Total Debt Investments		—	1,988,200	—	—	—	—	(720,805)	1,267,395	0.62%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.(7) – Preferred shares, Series C-2 6%	—	—	—	—	—		(2,414,178)	2,414,178	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series B 6%	—	—	—	—	—	—	(4,999,999)	4,999,999	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series A 6%	—	—	—	—	—	—	(3,000,200)	3,000,200	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series Seed 6%	—	—	—	—	—	—	(500,000)	500,000	—	—%
Total Digital Media Platform		—	—	—	—	—	(10,914,377)	10,914,377	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred shares, Series D 8%	329,337	—	533,429	—	—		—	120,546	653,975	0.32%
StormWind, LLC(4) – Preferred shares, Series C 8%	2,779,134	—	5,675,081	—	—	—	—	1,129,852	6,804,933	3.35%
StormWind, LLC(4) – Preferred shares, Series B 8%	3,279,629	—	3,550,631	—	—	—	—	1,200,433	4,751,064	2.34%
StormWind, LLC(4) – Preferred shares, Series A 8%	366,666	—	191,694	—	—	—	—	134,209	325,903	0.16%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
Total Interactive Learning		—	9,950,835	—	—	—	—	2,585,040	12,535,875	6.16%
Total Preferred Stock		—	9,950,835	—	—	—	(10,914,377)	13,499,417	12,535,875	6.16%
Options
Digital Media Platform
Ozy Media, Inc.(7) – Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	—	—	—	—	—	—	(30,647)	30,647	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	—	—	—	—	—	—	(5,080)	5,080	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(5)	1	—	652,127	—	—	—	—	(31,200)	620,927	0.31%
Total Global Innovation Platform		—	652,127	—	—		(5,080)	(26,120)	620,927	0.31%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) –Warrants	2,396,037	—	—	1,159,150	—	(318,368)	187,872	936,096	1,964,750	0.97%
Total Options		—	652,127	1,159,150	—	(318,368)	152,145	940,623	2,585,677	1.27%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) – Class A Common shares	1,976,032	—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
Total Common Stock		—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$12,591,162	$2,715,737	$—	$(318,368)	$(10,762,233)	$20,705,035	$24,931,333	12.26%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2023, 14.03% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of December 31, 2023, the investments noted had been placed on non-accrual status.

(4)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(5)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(6)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSquare) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSquare). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to certain restrictions on transfer, while the Company’s PSQ Holdings, Inc. warrants are freely tradable.

(7)	On March 1, 2023, Ozy Media, Inc. suspended operations. On May 4, 2023, SuRo Capital Corp. abandoned its investment in Ozy Media, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). Following several intervening approvals from the Company’s Board of Directors to increase the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program and/or to extend the Share Repurchase Program to later expiration dates, most recently, on August 7, 2023, the Company’s Board of Directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of the Company’s common stock.

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

During the year ended December 31, 2023, the Company repurchased 186,493 of the Company’s common stock under the Share Repurchase Program. During the year ended December 31, 2022, the Company repurchased 1,008,676 shares of the Company’s common stock under the Share Repurchase Program. As of December 31, 2023, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $20.7 million.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

At-the-Market Offering

On July 29, 2020, the Company entered into an At-the-Market Sales Agreement, dated July 29, 2020 (as amended, the “Sales Agreement”), with BTIG, LLC, JMP Securities LLC and Ladenburg Thalmann & Co., Inc. (collectively, the “Agents”). Under the Sales Agreement, the Company may, but has no obligation to, issue and sell up to $150.0 million in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account (the “ATM Program”). The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

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

During the year ended December 31, 2023, the Company did not issue or sell Shares under the ATM Program. During the year ended December 31, 2022, the Company issued and sold 17,807 Shares under the ATM Program at weighted-average price of $13.01 per share, for gross proceeds of $231,677 and net proceeds of $229,896, after deducting commissions to the Agents on Shares sold. As of December 31, 2023, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
Earnings per common share–basic:
Net change in net assets resulting from operations	$5,066,822	$(132,177,053)	$147,071,721
Weighted-average common shares–basic	26,222,667	30,023,202	25,861,642
Earnings per common share–basic	$0.19	$(4.40)	$5.69
Earnings per common share–diluted:
Net change in net assets resulting from operations	$5,066,822	$(132,177,053)	$147,071,721
Adjustment for interest and amortization on 4.75% Convertible Senior Notes due 2023(1)			501,065
Net change in net assets resulting from operations, as adjusted	$5,066,822	$(132,177,053)	$147,572,786
Adjustment for dilutive effect of 4.75% Convertible Senior Notes due 2023(1)	—	—	896,725
Weighted-average common shares outstanding–diluted(1)	26,222,667	30,023,202	26,758,367
Earnings per common share–diluted	$0.19	$(4.40)	$5.52

(1)	As of December 31, 2023, 2022, and 2021, there were no potentially dilutive securities outstanding.

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

As of December 31, 2023 and December 31, 2022, the Company booked a right-of-use asset and operating lease liability of $112,485 and $288,268, respectively, on the Consolidated Statement of Assets and Liabilities. As of December 31, 2023 and December 31, 2022, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Consolidated Statement of Assets and Liabilities. For the years ended December 31, 2023 and 2022, the Company incurred $204,109 and $192,176, respectively, of operating lease expense. The amounts reflected on the Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of December 31, 2023, the remaining lease term was 0.6 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of December 31, 2023:

For the Year Ended December 31,	Amount
2024	113,603
$113,603

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Basic Share Data
Net asset value at beginning of the year	$7.39	$11.72	$15.14	$11.38	$9.89
Net investment loss(1)	(0.51)	(0.49)	(0.38)	(0.81)	(0.49)
Net realized gain/(loss) on investments(1)	(0.46)	(0.20)	8.46	0.92	0.99
Net change in unrealized appreciation/(depreciation) of investments(1)	1.16	(3.72)	(2.39)	3.78	0.69
Benefit from taxes on unrealized depreciation of investments(1)	—	—	—	—	0.05
Dividends declared	—	(0.11)	(8.00)	(0.87)	(0.32)
Issuance of common stock from stock dividend	—	—	0.74	—	—
Issuance of common stock from public offering(1)	—	0.01	0.01	0.30	—
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	—	(1.91)	(0.11)	—
Repurchase of common stock(1)	0.32	0.11	—	0.43	0.52
Stock-based compensation(1)	0.09	0.07	0.05	0.12	0.05
Net asset value at end of year	$7.99	$7.39	$11.72	$15.14	$11.38
Per share market value at end of year	$3.94	$3.80	$12.95	$13.09	$6.55
Total return based on market value(2)	3.68%	(69.45)%	60.05%	99.85%	31.61%
Total return based on net asset value(2)	8.12%	(36.01)%	30.25%	33.04%	15.08%
Shares outstanding at end of year	25,445,805	28,429,499	31,118,556	19,914,023	17,564,244
Ratios/Supplemental Data:
Net assets at end of year	$203,357,646	$210,020,702	$364,846,624	$301,583,073	$199,917,289
Average net assets	$207,608,591	$310,086,061	$396,209,139	$205,430,809	$209,261,190
Ratio of gross operating expenses to average net assets(3)	9.70%	5.87%	2.88%	7.95%	6.08%
Ratio of income tax provision to average net assets	—%	—%	—%	—%	(0.42)%
Ratio of net operating expenses to average net assets(3)	9.70%	5.87%	2.88%	7.95%	5.66%
Ratio of net investment loss to average net assets(3)	(6.51)%	(4.76)%	(2.51)%	(7.07)%	(4.52)%
Portfolio Turnover Ratio	9.34%	4.31%	28.34%	14.87%	12.95%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	For the year ended December 31, 2021, the Company excluded $100,274 of non-recurring expenses. For the year ended December 31, 2020, the Company excluded $1,962,431 of non-recurring expenses. For the year ended December 31, 2019, the Company excluded $1,769,820 of non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company makes distributions treated as dividends for U.S. federal income tax purposes in a timely manner to its stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of its ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and net capital gains for preceding years, but not distributed during such years and on which the Company paid no U.S. federal income tax. The Company will not be subject to this excise tax on any amount on which the Company incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

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

As of December 31, 2023 and December 31, 2022, the Company recorded a deferred tax liability of $0. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2020–2023 in New York and 2019–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2023, there were no material interest or penalties incurred related to uncertain tax positions.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2023	2022
Capital in excess of par value	$(70,745,103)	$(14,709,928)
Accumulated undistributed net investment loss	73,968,102	14,709,928
Accumulated net realized gains from investments	(2,953,733)	—

In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include nondeductible federal excise taxes and net operating losses, among other items. Certain prior period amounts have been reclassified to conform with the tax-based components of capital at the period end.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions declared in the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary income	$—	$—	$—
Long-term capital gain	—	3,441,824	212,197,026
Return of capital	—	—	—
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2023 and 2022, was $268,353,952 and $294,674,345, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2023 was $73,341,574 and $93,803,419, respectively, and on investments owned at December 31, 2022 was $56,250,562 and $108,679,513, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2023 and 2022, was $(20,461,845) and $(52,428,951), respectively.

At December 31, 2023 and 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2023	2022
Undistributed ordinary loss	$—	$(45,822,672)
Accumulated net realized losses on investments	(20,584,963)	(3,901,291)
Unrealized appreciation/(depreciation) on investments	(20,461,845)	(52,428,951)
Components of distributable earnings at year-end	$(41,046,808)	$(102,152,914)

NOTE 10—DEBT CAPITAL ACTIVITIES

6.00% Notes due 2026

On December 17, 2021, the Company issued $70.0 million aggregate principal amount of its 6.00% Notes due 2026, pursuant to an Indenture, dated as of March 28, 2018 (the “Base Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “Trustee”), as supplemented by a second supplemental indenture, dated as of December 17, 2021 (together with the Base Indenture, the “Indenture”), between the Company and the Trustee. On December 21, 2021, the Company issued an additional $5.0 million aggregate principal amount of 6.00% Notes due 2026 pursuant to an overallotment option. The 6.00% Notes due 2026 bear interest at a fixed rate of 6.00% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on March 30, 2022. The 6.00% Notes due 2026 have a maturity date of December 30, 2026, unless previously repurchased in accordance with their terms. The Company has the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time or from time to time, on or after December 30, 2024 at a redemption price of 100% of the outstanding principal amount of the 6.00% Notes due 2026 plus accrued and unpaid interest.

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

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on December 31, 2023 and December 31, 2022 was $23.80 and $23.51 per note, respectively. As of December 31, 2023 and December 31, 2022, the fair value of the 6.00% Notes due 2026 was $71.4 million and $70.5 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of December 31, 2023 and December 31, 2022, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 11—STOCK-BASED COMPENSATION

Amended and Restated 2019 Equity Incentive Plan

On June 19, 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved, an amendment and restatement of the Company’s 2019 Equity Incentive Plan (the “Amended & Restated 2019 Equity Incentive Plan”) under which the Company is authorized to grant equity awards for up to 1,627,967 shares of its common stock. In accordance with the exemptive relief granted to the Company by the SEC on June 16, 2020 with respect to the Amended & Restated 2019 Equity Incentive Plan, the Company is generally authorized to (i) issue restricted shares as part of the compensation package for certain of its employees, officers and all directors, including non-employee directors (collectively, the “Participants”), (ii) issue options to acquire shares of its common stock (“Options”) to certain employees, officers and employee directors as a part of such compensation packages, (iii) withhold shares of the Company’s common stock or purchase shares of common stock from the Participants to satisfy tax withholding obligations relating to the vesting of restricted shares or the exercise of Options granted to the certain Participants pursuant to the Amended & Restated 2019 Equity Incentive Plan, and (iv) permit the Participants to pay the exercise price of Options granted to them with shares of the Company’s common stock.

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the year ended December 31, 2023, the Company granted 60,060 restricted shares to the Company’s non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 31, 2023, 26,736 restricted shares related to the 2022 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

Other than such restricted shares granted to non-employee directors, the Compensation Committee of the Company’s Board of Directors may determine the time or times at which Options and restricted shares granted to other Participants will vest or become payable or exercisable, as applicable. The exercise price of each Option will not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. However, any optionee who owns more than 10% of the combined voting power of all classes of the Company’s outstanding common stock (a “10% Stockholder”), will not be eligible for the grant of an incentive stock option unless the exercise price of the incentive stock option is at least 110% of the fair market value of the Company’s common stock on the date of grant. Generally, no Option will be exercisable after the expiration of ten years from the date of grant. In the case of an Option granted to a 10% Stockholder, the term of an incentive stock option will be for no more than five years from the date of grant.

During the year ended December 31, 2023, the Company granted 125,000 restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan. The restricted shares have a vesting period of 3 years. The Company determined that the fair values, based on the grant date close price of such restricted shares granted to the Company’s officers under the Amended & Restated 2019 Equity Incentive Plan during the year ended December 31, 2023 and 2022 were approximately $532,500 and $2,885,000, respectively, in the aggregate.

For the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $2,920,526 and $2,606,147, respectively, not including executive and employee forfeits. As of December 31, 2023 and December 31, 2022, there were approximately $4,849,887 and $6,451,610 of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following table summarizes the activities for the Company’s restricted share grants for the year ended December 31, 2023 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2022	606,620
Granted	361,115
Vested(1)	(342,772)
Forfeited	—
Outstanding as of December 31, 2023	624,963
Vested as of December 31, 2023	513,572

(1)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

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

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2024 through March 13, 2024, the Company made the following investments (not including capitalized transaction costs or investments in short-term U.S. Treasury bills).

Portfolio Company	Investment	Transaction Date	Amount
Supplying Demand, Inc. (d/b/a Liquid Death)	Preferred shares, Series F-1	1/18/2024	$9,999,996
Total			$9,999,996

From January 1, 2024 through March 13, 2024, the Company exited or received proceeds from the following investments (excluding short-term U.S. Treasury bills):

Portfolio Company	Transaction Date	Quantity	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
Nextdoor Holdings, Inc.(3)	Various	112,420	$1.92	$215,318	$(411,151)
PSQ Holdings, Inc. (d/b/a PublicSquare) - Warrants(4)	Various	100,000	1.03	102,998	60,067
Total				$318,316	$(351,084)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of February 23, 2024, SuRo Capital had sold its remaining Nextdoor Holdings, Inc. public common shares.
(4)	As of March 13, 2024, SuRo Capital held 2,296,037 PSQ Holdings, Inc. (d/b/a PublicSquare) public warrants.

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

Modified Dutch Auction Tender Offer

On February 14, 2024, the Company’s Board of Directors authorized a modified Dutch Auction tender offer (the “Tender Offer”) to purchase up to 2,000,000 shares of its common stock at a price per share of not less than $4.00 and not greater than $5.00 in $0.10 increments, using available cash. The Tender Offer commenced on February 20, 2024 and will expire at 5:00 P.M. Eastern Time on April 1, 2024, unless extended. If the Tender Offer is fully subscribed, the Company will purchase 2,000,000 shares, or approximately 7.9%, of the Company’s outstanding shares of its common stock. Any shares tendered may be withdrawn prior to expiration of the Tender Offer.

Based on the number of shares tendered and the prices specified by the tendering stockholders, the Company will determine the lowest per-share price that will enable it to acquire up to 2,000,000 shares of its common stock. All shares accepted in the Tender Offer will be purchase at the same price even if tendered at a lower price.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total Investment Income	$2,459,734	$1,465,746	$1,372,218	$1,299,082
Total Operating Expenses	5,203,812	4,134,172	5,177,558	5,520,847
Net Investment Loss	(2,744,078)	(2,668,426)	(3,805,340)	(4,221,765)
Net Realized Gain/(Loss) on Investments	2,594,633	(1,461,281)	(13,270,199)	189,343
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(8,973,578)	29,323,067	1,455,515	8,648,931
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(9,123,023)	$25,193,360	$(15,620,024)	$4,616,509
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.36)	$0.99	$(0.60)	$0.16
Diluted	$(0.36)	$0.99	$(0.60)	$0.16
Weighted Average Common Shares Outstanding–Basic	25,251,921	25,351,306	25,952,447	28,378,529
Weighted Average Common Shares Outstanding–Diluted	25,251,921	25,351,306	25,952,447	28,378,529

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total Investment Income	$1,462,951	$519,511	$890,631	$583,100
Total Operating Expenses	4,326,133	4,328,744	4,701,519	4,807,805
Net Investment Loss	(2,863,182)	(3,809,233)	(3,810,888)	(4,224,705)
Net Realized Gain/(Loss) on Investments	(1,894,406)	(5,141,097)	(1,966,225)	3,096,275
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(7,633,982)	(36,951,920)	(88,562,575)	21,584,885
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(12,391,570)	$(45,902,250)	$(94,339,688)	$20,456,455
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.44)	$(1.54)	$(3.08)	$0.66
Diluted	$(0.44)	$(1.54)	$(3.08)	$0.66
Weighted Average Common Shares Outstanding–Basic	28,349,822	29,781,801	30,633,878	31,228,046
Weighted Average Common Shares Outstanding–Diluted	28,349,822	29,781,801	30,633,878	31,228,046

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total Investment Income	$380,754	$523,916	$274,820	$291,352
Total Operating Expenses	3,210,777	2,747,394	2,317,820	3,125,670
Net Investment Loss	(2,830,023)	(2,223,478)	(2,043,000)	(2,834,318)
Net Realized Gain on Investments	46,428,514	32,495,660	27,658,812	112,152,518
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(53,134,601)	(15,023,778)	7,741,252	(1,315,837)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(9,536,110)	$15,248,404	$33,357,064	$108,002,363
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.32)	$0.55	$1.32	$5.27
Diluted	$(0.32)	$0.55	$1.32	$4.50
Weighted Average Common Shares Outstanding–Basic	29,883,824	27,619,062	25,334,482	20,486,621
Weighted Average Common Shares Outstanding–Diluted	29,883,824	27,619,062	25,334,482	24,123,339

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Company’s three controlled portfolio companies as of December 31, 2023, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC, and Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the year ended December 31, 2022 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm pursuant to the rules of the SEC.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(4)
Annual expenses (as a percentage of net assets attributable to common stock)(8):
Operating expenses	6.58	%(5)
Interest payments on borrowed funds	2.37	%(6)
Other expenses	0.90	%(7)
Total annual expenses	9.85%

(1)	In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses. Our common stockholders will bear, directly or indirectly, the expenses of any offering of our securities, including debt securities.
(3)	Under our DRIP, the plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by his or its written or telephonic notice to the plan administrator in advance of termination to have the plan administrator sell part or all of his or its shares and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus brokerage commission from the proceeds. The expenses of our DRIP are included in “Other expenses.”
(4)	The total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.
(5)	Operating expenses in this table represent estimated annual operating expenses based upon the actual annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2023. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(6)	We are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in us. Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our outstanding 6.00% Notes due 2026 as of December 31, 2023.
(7)	“Other expenses,” which we calculate to equal approximately $1.8 million, are estimated based upon actual “Other expenses” for the year ended December 31, 2023.
(8)	“Net assets attributable to common stock,” which we calculate to equal approximately $203.4 million, reflect our net assets for the year ended December 31, 2023.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$96	$275	$418	$699

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

The information required by Item 10 will be contained in the 2024 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

The information required by Item 11 will be contained in the 2024 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2024 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2024 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2024 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(1)	Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Form of Common Stock Certificate(5)
4.2	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(6)
4.3	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(7)
4.4	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.3)(7)
4.5	Description of Securities(8)
10.1	Dividend Reinvestment Plan(1)
10.2	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(9)
10.3	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(9)
10.4	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(9)
10.5	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(9)
10.6	Custody Agreement dated April 14, 2011 by and between the Registrant and U.S. Bank National Association(10)
10.7	Custody Agreement, dated October 28, 2022, by and between the Registrant and U.S. Bank Trust Company, National Association, as Custodian.(11)
10.8	Document Custody Agreement, dated October 28, 2022, by and between the Registrant and U.S. Bank Trust Company, National Association, as Document Custodian.(11)
10.9	Custody Agreement, dated April 19, 2023, by and between the Registrant and Western Alliance Trust Company, N.A., as Custodian.(15)
10.10	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.11	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Mark D. Klein(12)
10.12	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Allison Green(12)

10.13	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated March 10, 2022, by and between SuRo Capital Corp. and Allison Green(8)
10.14	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated November 28, 2023, by and between SuRo Capital Corp. and Mark D. Klein*
10.15	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated November 28, 2023, by and between SuRo Capital Corp. and Allison Green*
10.16	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(13)
10.17	Amendment No.1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(14)
14.1	Code of Ethics(16)
14.2	Code of Business Conduct and Ethics(17)
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	SuRo Capital Corp. Dodd-Frank Compensation Recoupment Policy*
99.1	Report of Marcum LLP regarding the Senior Securities table*
99.2	Report of Deloitte & Touche LLP regarding the Senior Securities table(6)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655), filed on September 20, 2011, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020 and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021 and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022 and incorporated by reference herein.

(9)	Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.

(10)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on April 15, 2011, and incorporated by reference herein.

(11)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on November 1, 2022, and incorporated by reference herein.

(12)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on May 6, 2021 and incorporated by reference herein.

(13)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 3, 2020 and incorporated by reference herein.

(14)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on September 23, 2020 and incorporated by reference herein.

(15)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on April 20, 2023 and incorporated by reference herein.

(16)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 16, 2023 and incorporated by reference herein.

(17)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 13, 2020 and incorporated by reference herein.

* Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	March 14, 2024	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2024	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2024	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2024	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

Date: March 14, 2024	By:	/s/ Leonard A. Potter
Leonard A. Potter Director

Date: March 14, 2024	By:	/s/ Ronald M. Lott
Ronald M. Lott Director

Date: March 14, 2024	By:	/s/ Marc Mazur
Marc Mazur Director

Date: March 14, 2024	By:	/s/ Lisa Westley
Lisa Westley Director

