Form 10-Q
period 2024-03-31
SURO CAPITAL CORP.
filed 2024-05-09
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00852

SuRo Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	27-4443543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 12th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 931-6331

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SSSS	Nasdaq Global Select Market
6.00% Notes due 2026	SSSSL	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 23,353,284 shares of common stock, $0.01 par value per share, outstanding as of May 8, 2024.

SURO CAPITAL CORP.

i

PART I

Item 1. Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $170,371,625 and $160,994,161, respectively)	$140,167,986	$147,167,535
Non-controlled/affiliate investments (cost of $32,733,009 and $32,775,940, respectively)	22,871,704	24,931,333
Controlled investments (cost of $18,771,097 and $18,771,097, respectively)	11,975,881	11,982,381
Total Portfolio Investments	175,015,571	184,081,249
Investments in U.S. Treasury bills (cost of $29,245,079 and $63,792,704, respectively)	29,621,913	63,810,855
Total Investments (cost of $251,120,810 and $276,333,902, respectively)	204,637,484	247,892,104
Cash	50,814,399	28,178,352
Escrow proceeds receivable	236,303	309,293
Interest and dividends receivable	137,657	132,607
Deferred financing costs	577,900	594,726
Prepaid expenses and other assets(1)	467,149	494,602
Total Assets	256,870,892	277,601,684
LIABILITIES
Accounts payable and accrued expenses(1)	1,270,583	346,308
Dividends payable	44,700	152,523
6.00% Notes due December 30, 2026(2)	73,834,474	73,745,207
Total Liabilities	75,149,757	74,244,038
Commitments and contingencies (Notes 7 and 10)
Net Assets	$181,721,135	$203,357,646
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 25,353,284 and 25,445,805 issued and outstanding, respectively)	$253,533	$254,458
Paid-in capital in excess of par	248,883,867	248,454,107
Accumulated net investment loss	(7,527,013)	(4,304,111)
Accumulated net realized loss on investments, net of distributions	(12,772,846)	(12,348,772)
Accumulated net unrealized appreciation/(depreciation) of investments	(47,116,406)	(28,698,036)
Net Assets	$181,721,135	$203,357,646
Net Asset Value Per Share	$7.17	$7.99

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of March 31, 2024, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2023, the 6.00% Notes due 2026 (effective interest rate of 6.53%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$242,007	$49,475
Dividend income	21,875	63,145
Controlled investments:
Interest income	435,000	236,000
Interest income from U.S. Treasury bills	829,209	950,462
Total Investment Income	1,528,091	1,299,082
OPERATING EXPENSES
Compensation expense	2,185,318	2,136,754
Directors’ fees(2)	171,113	160,565
Professional fees	728,559	990,834
Interest expense	1,214,267	1,213,286
Income tax expense	2,100	529,780
Other expenses	449,636	489,628
Total Operating Expenses	4,750,993	5,520,847
Net Investment Loss	(3,222,902)	(4,221,765)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(484,141)	189,343
Non-controlled/affiliate investments	60,067	—
Net Realized Gain/(Loss) on Investments	(424,074)	189,343
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(16,395,171)	(2,063,577)
Non-controlled/affiliate investments	(2,016,699)	(1,320,364)
Controlled investments	(6,500)	12,032,872
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(18,418,370)	8,648,931
Net Change in Net Assets Resulting from Operations	$(22,065,346)	$4,616,509
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(0.87)	$0.16
Diluted(3)	$(0.87)	$0.16
Weighted-Average Common Shares Outstanding
Basic	25,393,490	28,378,529
Diluted(3)	25,393,490	28,378,529

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on idle cash.
(2)	Refer to “Note 11 — Stock-Based Compensation” for more detail.
(3)

For the three months ended March 31, 2024 and March 31, 2023, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net Assets at Beginning of Year	$203,357,646	$210,020,702

Change in Net Assets Resulting from Operations
Net investment loss	(3,222,902)	(4,221,765)
Net realized gain/(loss) on investments	(424,074)	189,343
Net change in unrealized appreciation/(depreciation) of investments	(18,418,370)	8,648,931
Net Change in Net Assets Resulting from Operations	(22,065,346)	4,616,509
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	428,835	405,858
Net Change in Net Assets Resulting from Capital Transactions	428,835	405,858
Total Change in Net Assets	(21,636,511)	5,022,367
Net Assets at March 31	$181,721,135	$215,043,069

Capital Share Activity
Shares outstanding at beginning of year	25,445,805	28,429,499
Issuance of common stock under restricted stock plan, net(1)	(92,521)	(90,919)
Shares Outstanding at End of Period	25,353,284	28,338,580

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(22,065,346)	$4,616,509
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain)/loss on investments	424,074	(189,343)
Net change in unrealized (appreciation)/depreciation of investments	18,418,370	(8,648,931)
Amortization of discount on 6.00% Notes due 2026	106,093	104,936
Stock-based compensation	428,835	405,858
Adjustments to escrow proceeds receivable	(72,997)	108,394
Accrued interest on U.S. Treasury bills	(376,834)	(458,580)
Purchases of investments in:
Portfolio investments	(10,003,934)	(2,003,698)
U.S. Treasury bills	—	(35,497,676)
Proceeds from sales or maturity of investments in:
Portfolio investments	318,316	2,860,159
U.S. Treasury bills	34,547,625	45,000,118
Change in operating assets and liabilities:
Prepaid expenses and other assets	27,453	72,804
Interest and dividends receivable	(5,050)	33,758
Escrow proceeds receivable	72,990	18,647
Accounts payable and accrued expenses	924,275	1,680,946
Net Cash Provided by Operating Activities	22,743,870	8,103,901
Cash Flows from Financing Activities
Cash dividends paid	(107,823)	(107,823)
Net Cash Used in Financing Activities	(107,823)	(107,823)
Total Increase in Cash Balance	22,636,047	7,996,078
Cash Balance at Beginning of Year	28,178,352	40,117,598
Cash Balance at End of Period	$50,814,399	$48,113,676

Supplemental Information:	2024	2023
Interest paid	$1,125,000	$1,125,000
Taxes paid	2,100	4,314

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$32,983,548	18.15%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	5.50%
Total				14,999,972	42,983,519	23.65%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	13,406,349	7.38%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,558,654	0.86%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	5.50%
Total				15,004,340	11,558,628	6.36%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,886,060	5.99%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	5.50%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	8,817,987	4.85%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	7,980,900	4.39%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,983,237	1.64%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,983,241	1.64%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	452,447	0.25%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	356,146	0.20%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	6,775,071	3.73%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,412,280	2.43%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,412,280	2.43%
True Global Ventures 4 Plus Pte Ltd**	Singapore, Singapore
Limited Partner Fund Investment(8)	Venture Investment Fund	8/27/2021	1	960,778	4,054,309	2.23%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.92%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.28%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	40,659	0.02%
Total				10,513,661	4,032,012	2.22%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.38%
Simple Agreement for Future Equity		5/25/2023	1	501,470	500,000	0.28%
Total				3,003,040	3,000,002	1.65%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,145,875	2,093,988	2,211,539	1.22%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,858,913	1.02%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Xgroup Holdings Limited (d/b/a Xpoint)(7)	Philadelphia, PA
Convertible Note 6%, Due 10/17/2024(4)	Geolocation Technology	8/17/2022	$1,325,000	1,338,976	1,658,332	0.91%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,212,796	0.67%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,004,240	1,000,000	0.55%
Stake Trade, Inc. (d/b/a Prophet Exchange)(7)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	1	1,002,153	1,000,000	0.55%
AltC Sponsor LLC**(10)(12)	New York, NY
Common shares, Class B	Special Purpose Acquisition Company	7/21/2021	214,400	224,753	767,671	0.42%
Common shares, Class A		7/21/2021	24,900	26,102	178,312	0.10%
Total				250,855	945,983	0.52%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	654,705	0.36%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.28%
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	49,092	9,818,428	441,828	0.24%
Churchill Sponsor VII LLC**(10)(14)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	362,894	0.20%
Warrant units		2/25/2021	277,000	94,180	31,880	0.02%
Total				300,000	394,774	0.22%
YouBet Technology, Inc. (d/b/a FanPower)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	578,029	752,943	187,500	0.10%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	157,658	0.09%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	36,845	0.02%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
Aspiration Partners, Inc.	Marina Del Rey, CA
Preferred shares, Series A	Financial Services	8/11/2015	540,270	1,001,815	—	—%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(11)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$170,371,625	$140,167,986	77.13%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$565,571	0.31%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,976,337	3.29%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,870,706	2.13%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	227,478	0.13%
Total				6,387,741	10,640,092	5.86%
PSQ Holdings, Inc. (d/b/a PublicSquare)**(13)	West Palm Beach, FL
Common shares, Class A(3)	E-Commerce Marketplace	4/1/2021	1,976,032	1,556,587	9,036,394	4.97%
Warrants, Strike Price $11.50, Expiration Date 7/19/2028(3)		4/1/2021	2,296,037	985,722	1,492,424	0.82%
Total				2,542,309	10,528,818	5.79%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	8,555,124	424,489	0.23%
Convertible Promissory Note 8% Due 8/23/2024(4)		2/17/2016	$1,010,198	1,030,176	1,278,305	0.70%
Total				9,585,300	1,702,794	0.94%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$32,733,009	$22,871,704	12.59%

CONTROLLED(2)
Architect Capital PayJoy SPV, LLC**	San Francisco, CA
Membership Interest in Lending SPV***	Mobile Finance Technology	3/24/2021	$10,000,000	$10,006,745	$10,000,000	5.50%
Colombier Sponsor II LLC**(10)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	1,103,719	1,101,695	0.61%
Class W Units			1,600,000	499,221	498,305	0.27%
Total				1,602,940	1,600,000	0.88%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A	Clean Technology	4/15/2014	14,300,000	7,151,412	375,881	0.21%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	375,881	0.21%

Total Controlled				$18,771,097	$11,975,881	6.59%

Total Portfolio Investments				$221,875,731	$175,015,571	96.31%

U.S. Treasury
U.S. Treasury bill, 0%, due 6/27/2024***(3)		12/29/2023	$30,000,000	$29,245,079	$29,621,913	16.30%
Total				29,245,079	29,621,913	16.30%

TOTAL INVESTMENTS				$251,120,810	$204,637,484	112.61%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2024

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2024, 15.66% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of March 31, 2024, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investment in preferred shares of Residential Homes for Rent, LLC (d/b/a Second Avenue) are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc.

(9)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(10)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(11)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(12)	On July 11, 2023, AltC Acquisition Corp. announced it signed a definitive agreement to merge with Oklo, Inc. As part of the transaction, SuRo Capital Corp.’s Share units in AltC Sponsor LLC converted to 24,900 Class A Common shares and 214,400 Class B Common shares. SuRo Capital Corp.’s AltC Sponsor LLC position is adjusted for certain lock-up provisions.

(13)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSq.) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSq.). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to contractual sale restrictions in the form of a lock-up agreement applicable to the common shares after the company’s IPO, while the PSQ Holdings, Inc. (d/b/a PublicSquare) warrants are freely tradable. The lock-up agreement expires on July 19, 2024. The lock-up agreement has early lock-up expiration provisions which would allow SuRo Capital Corp. to sell its Class A common shares in PSQ Holdings, Inc. (d/b/a PublicSquare) if the closing price of the Class A common stock equals or exceeds $12.00 per share, as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations for any 20 trading days within any 30 trading day period commencing on December 16, 2023.

(14)	On August 1, 2023, Churchill Capital Corp. VII announced it signed a definitive agreement to merge with CorpAcq Holdings Limited. The fair value of SuRo Capital Corp.’s Churchill Sponsor VII LLC position is adjusted for certain lock-up provisions.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$45,982,580	22.61%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.92%
Total				14,999,972	55,982,551	27.53%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	11,960,975	5.88%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,692,855	0.83%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,975	4.92%
Total				15,004,340	11,692,830	5.75%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,675,766	5.25%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	9,612,887	4.73%
Shogun Enterprises, Inc. (d/b/a Hearth)(13)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,132,942	1.54%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,132,946	1.54%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	475,152	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	342,517	0.17%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	7,083,557	3.48%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	6,926,176	3.41%
Orchard Technologies, Inc.(12)	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,854,086	2.39%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,854,086	2.39%
True Global Ventures 4 Plus Pte Ltd**	Singapore, Singapore
Limited Partner Fund Investment(8)	Venture Investment Fund	8/27/2021	1	960,778	4,054,309	1.99%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.71%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.96%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,145,875	2,093,988	3,930,351	1.93%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.23%
Simple Agreement for Future Equity		5/25/2023	1	501,470	500,000	0.25%
Total				3,003,040	3,000,002	1.48%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	2,452,792	1.21%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	2,316,590	1.14%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

NOTE 1—NATURE OF OPERATIONS

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

The table below displays the Company’s subsidiaries as of March 31, 2024, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2024. The interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

Securities for which market quotations are readily available on an exchange are valued at the most recently available closing price of such security as of the valuation date. If there are legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35, as modified by ASU 2022-03 (as defined below), should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security, the Company will consider those restrictions in the fair value determination of that security. Contractual sale restrictions on the sale or use of a security which are an entity-specific characteristic, rather than a security-specific characteristic (as discussed in ASU 2022-03), are not considered in the fair value determinations for such securities. The Company may also obtain quotes with respect to certain of its investments from pricing services, brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined to be adequate, the Company uses the quote obtained.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the condensed consolidated financial statements.

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. Equity investments with readily available market quotations that are subject to sales restrictions due to an initial public offering (“IPO”) by the portfolio company will be classified as Level 1. Any other equity investments with readily available market quotations that are subject to sales restrictions that would transfer to market participants who would buy the security may be valued at a discount for a lack of marketability (“DLOM”) to the most recently available closing market prices. These investments are generally classified as Level 2 assets. The DLOM used is generally based upon the market value of publicly traded put options with similar terms. For equity securities with readily available market quotations that are subject to entity-specific contractual sale restrictions, rather than security-specific contractual sale restrictions, if such entity-specific contractual sale restrictions first applied or were modified on or after December 15, 2023, the restrictions are not considered in the determination of fair value for that security.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), which are principally convertible and promissory notes issued by venture capital-backed portfolio companies, these investments are classified as Level 3 assets because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company’s debt investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

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

Special Purpose Acquisition Companies

The Company’s Board of Directors measures its SPAC sponsor investments at fair value, which is equivalent to cost until a SPAC transaction is announced. After a SPAC transaction is announced, the Company’s Board of Directors will determine the fair value of SPAC investments based on fair value analyses that can include option pricing models, probability-weighted expected return method analyses and other techniques as deemed appropriate. Upon completion of the SPAC transaction, the Board of Directors utilizes the public share price of the entity, less a DLOM if there are security-specific contractual sale restrictions on selling. The Company’s SPAC investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2024 and December 31, 2023 for details regarding the nature and composition of the Company’s investment portfolio.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Levelling Policy

The portfolio companies in which the Company invests may offer their shares in IPOs. The Company’s shares in such portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 1 due to the presence of an active market, or Level 2 if limited by the lock-up agreement. The Company prices the investment at the closing price on a public exchange as of the measurement date. In situations where there are legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35 (as modified by ASU 2022-03) should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security, the Company will classify the investment as Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale. The Company transfers investments between levels based on the fair value at the beginning of the measurement period in accordance with FASB ASC 820. For investments transferred out of Level 3 due to an IPO, the Company transfers these investments based on their fair value at the IPO date.

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of March 31, 2024 and December 31, 2023, the Company had $236,303 and $309,293, respectively, in escrow proceeds receivable.

Deferred Financing Costs

The Company records fees and expenses incurred in connection with financing or capital raising activities other than the Company’s 6.00% Notes due 2026 as deferred financing costs. These costs are deferred and amortized as part of interest expense using the straight-line method over the respective life of the financing instrument. For modifications to a financing instrument, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. The Company records fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are amortized over the life of the debt instrument. As of March 31, 2024 and December 31, 2023, the Company had deferred financing costs of $577,900 and $594,726, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2024	December 31, 2023
Deferred debt issuance costs	$1,165,526	$1,254,793
Deferred financing costs	577,900	594,726
Total	$1,743,426	$1,849,519

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Refer to “Note 10 — Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of March 31, 2024 and December 31, 2023, the Company had no escrow deposits.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

Per Share Information

Net change in net assets resulting from operations per basic common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net change in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”), to determine the number of potentially dilutive shares outstanding. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

Recently Adopted Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This change prospectively prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and applied prospectively. The Company adopted the requirements of ASU 2022-03 during the period ended March 31, 2024.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this update require more disaggregated information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the condensed consolidated financial statements. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Company’s future financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its condensed consolidated financial statements upon adoption.

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

The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp. VII, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp. VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of March 31, 2024, the fair value of the Company’s investment in Churchill Sponsor VII LLC was $394,774.

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of March 31, 2024, the fair value of the Company’s investment in Skillsoft was $441,828.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

The Company’s initial investment in Shogun Enterprises, Inc. (d/b/a Hearth) on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was at the time of investment a non-controlling member of the board of directors of Shogun Enterprises, Inc., and held a minority equity interest in such portfolio company. As of March 31, 2024, the fair value of the Company’s remote-affiliate investment in Shogun Enterprises, Inc. (d/b/a Hearth) was $6,775,071.

The Company’s investment in Architect Capital PayJoy SPV, LLC also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Ms. Findley, at the time of investment, was a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and held a minority equity interest in such investment manager. As of March 31, 2024, the fair value of the Company’s remote-affiliate investment in Architect Capital PayJoy SPV, LLC was $10,000,000.

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, were non-controlling members of the board of directors of Colombier Acquisition Corp., a SPAC, which was sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies until its dissolution upon completion of Colombier Acquisition Corp.’s business combination into PSQ Holdings, Inc. (d/b/a PublicSquare). As of March 31, 2024, the fair value of the Company’s investment in PSQ Holdings, Inc. (d/b/a PublicSquare) was $10,528,818.

The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, is a non-controlling member of the board of directors of AltC Acquisition Corp. As of March 31, 2024, the fair value of the Company’s investment in AltC Sponsor LLC was $945,983.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury securities. Non-portfolio investments represent investments in U.S. Treasury securities. As of March 31, 2024, the Company had 63 positions in 38 portfolio companies. As of December 31, 2023, the Company had 63 positions in 38 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$117,212,944	$113,934,393	62.8%	$73,003,835	$39,086,792	19.2%
Common Stock	73,265,265	40,960,684	22.5%	107,209,010	122,744,564	60.4%
Debt Investments	5,146,349	3,442,976	1.9%	5,146,349	3,098,734	1.5%
Options	11,796,448	3,495,333	1.9%	12,057,878	3,638,161	1.8%
Total Private Portfolio Companies	207,421,006	161,833,386	89.1%	197,417,072	168,568,251	82.9%
Publicly Traded Portfolio Companies
Common Stock	13,469,003	11,689,761	6.4%	14,095,473	13,548,248	6.7%
Options	985,722	1,492,424	0.8%	1,028,653	1,964,750	1.0%
Total Publicly Traded Portfolio Companies	14,454,725	13,182,185	7.2%	15,124,126	15,512,998	7.7%
Total Portfolio Investments	221,875,731	175,015,571	96.3%	212,541,198	184,081,249	90.6%
Non-Portfolio Investments
U.S. Treasury Bills	29,245,079	29,621,913	16.3%	63,792,704	63,810,855	31.4%
Total Investments	$251,120,810	$204,637,484	112.6%	$276,333,902	$247,892,104	121.9%

The geographic and industrial compositions of the Company’s portfolio at fair value as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$101,868,755	58.3%	56.1%	$108,500,197	58.9%	53.4%
Northeast	40,340,217	23.0%	22.2%	17,881,248	9.7%	8.8%
Midwest	16,623,472	9.5%	9.1%	12,107,136	6.6%	6.0%
Southeast	12,128,818	6.9%	6.7%	41,538,359	22.6%	20.4%
International	4,054,309	2.3%	2.2%	4,054,309	2.2%	2.0%
Total	$175,015,571	100.0%	96.3%	$184,081,249	100.0%	90.6%

	As of March 31, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Education Technology	$54,065,439	30.9%	29.7%	$69,381,463	37.7%	34.2%
Big Data/Cloud	34,089,299	19.5%	18.8%	32,201,947	17.5%	15.8%
Marketplaces	33,889,237	19.4%	18.6%	36,386,519	19.8%	17.9%
Financial Technology	29,553,385	16.8%	16.3%	31,687,240	17.2%	15.6%
Social/Mobile/Consumer	23,042,330	13.2%	12.7%	14,041,699	7.6%	6.9%
Sustainability	375,881	0.2%	0.2%	382,381	0.2%	0.2%
Total	$175,015,571	100.0%	96.3%	$184,081,249	100.0%	90.6%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Interactive Learning
Online Education
Big Data/Cloud	Contractor Management Software
Gaming Licensing
Geolocation Technology
Retail Technology
Supply Chain Technology
Warehouse Automation
Marketplaces	E-Commerce Marketplace
Global Innovation Platform
Knowledge Networks
Micromobility
Pharmaceutical Technology
Real Estate Platform
Sports Betting
Financial Technology	Cannabis REIT
Financial Services
Gaming Technology
Home Improvement Finance
Mobile Finance Technology
Online Marketplace Finance
Special Purpose Acquisition Company
Venture Investment Fund
Social/Mobile/Consumer	Digital Media Technology
Fitness Technology
Interactive Media & Services
Lifestyle Beverage Brand
Mobile Access Technology
Social Data Platform
Social Networking
Sustainability	Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2024 and December 31, 2023 are as follows:

	As of March 31, 2024
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$113,934,393	$113,934,393
Common Stock	—	—	40,960,684	40,960,684
Debt Investments	—	—	3,442,976	3,442,976
Options	—	—	3,495,333	3,495,333
Private Portfolio Companies	—	—	161,833,386	161,833,386
Publicly Traded Portfolio Companies
Common Stock	2,653,367	9,036,394	—	11,689,761
Options	1,492,424	—	—	1,492,424
Publicly Traded Portfolio Companies	4,145,791	9,036,394	—	13,182,185
Total Portfolio Investments	4,145,791	9,036,394	161,833,386	175,015,571
Non-Portfolio Investments
U.S. Treasury bills	29,621,913	—	—	29,621,913
Total Investments at Fair Value	$33,767,704	$9,036,394	$161,833,386	$204,637,484

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$122,744,564	$122,744,564
Common Stock	—	—	39,086,792	39,086,792
Debt Investments	—	—	3,098,734	3,098,734
Options	—	—	3,638,161	3,638,161
Private Portfolio Companies	—	—	168,568,251	168,568,251
Publicly Traded Portfolio Companies
Common Stock	5,005,862	8,542,386	—	13,548,248
Options	1,964,750	—	—	1,964,750
Publicly Traded Portfolio Companies	6,970,612	8,542,386	—	15,512,998
Total Portfolio Investments	6,970,612	8,542,386	168,568,251	184,081,249
Non-Portfolio Investments
U.S. Treasury bills	63,810,855	—	—	63,810,855
Total Investments at Fair Value	$70,781,467	$8,542,386	$168,568,251	$247,892,104

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2024 and December 31, 2023. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of March 31, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$40,960,684	Market approach	Revenue multiples	0.12x - 10.08x (8.23x)
		PWERM(5)	DLOM	15.0% - 25.0% (18.3%)
			AFFO(4) multiple	8.79x
			Discount Rate	15.0%
Preferred stock in private companies	$113,934,393	Market approach	Revenue multiples	0.12x - 8.05x (1.83x)
		PWERM(5)	Discount rate	15%
			Revenue multiples	1.55x - 1.76x (1.66x)
Debt investments	$3,442,976	Market approach	Revenue multiples	0.87x - 1.82x (1.70x)
		PWERM(5)	Discount Rate	15.0%
Options		Option Pricing Model	Term to expiration (Years)	3.11
			Volatility	80%
	$3,495,333	PWERM(5)	Term to expiration (Years)	0.40 - 5.25 (0.54)
			Volatility	70%
			Discount Rate	15.0%
			DLOM	15% - 18% (16.0%)

(1)	As of March 31, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

As of December 31, 2023

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$39,086,792	Market approach	Revenue multiples	0.15x - 11.13x (9.29x)
		PWERM(5)	DLOM	15.0% - 25.0% (18.5%)
			AFFO(4) multiple	10.79x
			Discount Rate	15.0%
Preferred stock in private companies	$122,744,564	Market approach	Revenue multiples	0.15x - 11.41x (2.73x)
		PWERM(5)	Discount rate	15%
Debt investments	$3,098,734	Market approach	Revenue multiples	1.21x - 1.66x (1.56x)
		PWERM(5)	DLOM	15.0%
Options	$3,638,161	PWERM(5)	Term to expiration (Years)	0.65 - 5.63 (0.79)
			Volatility	70%
			Discount Rate	15.0%
			DLOM	15% - 18% (16.0%)

(1)	As of December 31, 2023, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2024 as follows:

	Three Months Ended March 31, 2024
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2023	$39,086,792	$122,744,564	$3,098,734	$3,638,161	$168,568,251
Purchases, capitalized fees and interest	—	10,003,934	—	—	10,003,934
Net change in unrealized appreciation/(depreciation) included in earnings	1,873,892	(18,814,105)	344,242	(142,828)	(16,738,799)
Fair Value as of March 31, 2024	$40,960,684	$113,934,393	$3,442,976	$3,495,333	$161,833,386
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2024	$1,873,892	$(18,814,105)	$344,242	$(142,828)	$(16,738,799)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2023 as follows:

	Year Ended December 31, 2023
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2022	$18,692,931	$117,214,465	$4,488,200	$3,469,497	$143,865,093
Transfers out of Level 3	(1,554,355)	—	—	(1,157,487)	(2,711,842)
Purchases, capitalized fees and interest	19,380,910	2,510,363	329,883	2,264,274	24,485,430
Sales/Maturity of investments	(369,222)	—	(1,000,000)	(5,080)	(1,374,302)
Exercises and conversions(1)	3,751,518	(2,859,095)	(500,000)	(361,603)	30,820
Realized gains/(losses)	1,195,703	(10,914,376)	—	(96,350)	(9,815,023)
Net change in unrealized appreciation/(depreciation) included in earnings	(2,010,693)	16,793,207	(219,349)	(475,090)	14,088,075
Fair Value as of December 31, 2023	$39,086,792	$122,744,564	$3,098,734	$3,638,161	$168,568,251
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2023	$(2,010,694)	$5,878,830	$(219,349)	$(512,480)	$3,136,307

(1)	During the year ended December 31, 2023, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Orchard Technologies, Inc.	Preferred shares, Series D Simple Agreement for Future Equity	Senior Preferred shares, Series 1 Senior Preferred shares, Series 2 Common Shares, Class A
Shogun Enterprises, Inc. (d/b/a Hearth)	Convertible Note 0.5%	Preferred Shares, Series B-3
Colombier Sponsor LLC	Class B Units Class W Units	PSQ Holdings, Inc. (d/b/a PublicSquare) - Common shares, Class A (Level 2) PSQ Holdings, Inc. (d/b/a PublicSquare) Warrants (Level 1)
AltC Sponsor LLC	Share units	Common shares, Class A Common shares, Class B

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2024 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Sales	Realized Gains	Unrealized Gains/(Losses)	Fair Value at March 31, 2024	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$498,305	$—	$—	$—	$498,305	0.27%
Total Options		—	498,305	—	—	—	498,305	0.27%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	14,300,000	—	382,381	—	—	(6,500)	375,881	0.21%
Total Preferred Stock		—	382,381	—	—	(6,500)	375,881	0.21%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	435,000	10,000,000	—	—	—	10,000,000	5.50%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	1,101,695	—	—	—	1,101,695	0.61%
Total Common Stock		435,000	11,101,695	—	—	—	11,101,695	6.11%
TOTAL CONTROLLED INVESTMENTS*(2)		$435,000	$11,982,381	$—	$—	$(6,500)	$11,975,881	6.59%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(4)	$1,010,198	$—	$1,267,395	$—	$—	$10,910	$1,278,305	0.70%
Total Debt Investments		—	1,267,395	—	—	10,910	1,278,305	0.70%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at March 31, 2024	Percentage of Net Assets
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(5) – Preferred shares, Series D 8%	329,337	—	653,975	—	—	(88,404)	565,571	0.31%
StormWind, LLC(5) – Preferred shares, Series C 8%	2,779,134	—	6,804,933	—	—	(828,596)	5,976,337	3.29%
StormWind, LLC(5) – Preferred shares, Series B 8%	3,279,629	—	4,751,064	—	—	(880,358)	3,870,706	2.13%
StormWind, LLC(5) – Preferred shares, Series A 8%	366,666	—	325,903	—	—	(98,425)	227,478	0.13%
Total Interactive Learning		—	12,535,875	—	—	(1,895,783)	10,640,092	5.86%
Total Preferred Stock		—	12,535,875	—	—	(1,895,783)	10,640,092	5.86%
Options
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(6)	1	—	620,927	—	—	(196,438)	424,489	0.23%
Total Global Innovation Platform		—	620,927	—	—	(196,438)	424,489	0.23%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(7)(3) – Warrants	2,296,037	—	1,964,750	(102,998)	60,067	(429,395)	1,492,424	0.82%
Total Options		—	2,585,677	(102,998)	60,067	(625,833)	1,916,913	1.05%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(7)(3) – Common shares, Class A	1,976,032	—	8,542,386	—	—	494,008	9,036,394	4.97%
Total Common Stock		—	8,542,386	—	—	494,008	9,036,394	4.97%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$24,931,333	$(102,998)	$60,067	$(2,016,698)	$22,871,704	12.59%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of March 31, 2024, 15.66% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of March 31, 2024, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(7)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSq.) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSq.). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to contractual sale restrictions in the form of a lock-up agreement applicable to the common shares after the company’s IPO, while the PSQ Holdings, Inc. (d/b/a PublicSquare) warrants are freely tradable. The lock-up agreement expires on July 19, 2024. The lock-up agreement has early lock-up expiration provisions which would allow SuRo Capital Corp. to sell its Class A common shares in PSQ Holdings, Inc. (d/b/a PublicSquare) if the closing price of the Class A common stock equals or exceeds $12.00 per share, as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations for any 20 trading days within any 30 trading day period commencing on December 16, 2023.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2023 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$—	$—	$760,651	$—	$—	$(262,347)	$498,305	0.25%
Colombier Sponsor LLC**(6) –Class W Units	—	—	1,157,487	(1,159,150)	—	—	—	1,663	—	—%
Total Options		—	1,157,487	(1,159,150)	760,651	—	—	(260,684)	498,304	0.25%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	14,300,000	500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Total Preferred Stock		500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	1,331,258	10,000,000	—	—	—	—	—	10,000,000	4.92%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	—	—	842,289	—	—	259,406	1,101,695	0.54%

Colombier Sponsor LLC**(6) –Class B Units	—	—	1,554,355	(1,556,587)	—	—	—	2,232	—	—%
Total Common Stock		1,331,258	11,554,355	(1,556,587)	842,289	—	—	261,638	11,101,695	5.46%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,831,258	$13,695,870	$(2,715,737)	$1,602,940	$—	$—	$(600,693)	$11,982,380	5.89%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)	$1,010,198	$—	$1,988,200	$—	$—	$—	$—	$(720,805)	$1,267,395	0.62%
Total Debt Investments		—	1,988,200	—	—	—	—	(720,805)	1,267,395	0.62%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.(7) – Preferred shares, Series C-2 6%	—	—	—	—	—	—	(2,414,178)	2,414,178	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series B 6%	—	—	—	—	—	—	(4,999,999)	4,999,999	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series A 6%	—	—	—	—	—	—	(3,000,200)	3,000,200	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series Seed 6%	—	—	—	—	—	—	(500,000)	500,000	—	—%
Total Digital Media Platform		—	—	—	—	—	(10,914,377)	10,914,377	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred shares, Series D 8%	329,337	—	533,429	—	—	—	—	120,546	653,975	0.32%
StormWind, LLC(4) – Preferred shares, Series C 8%	2,779,134	—	5,675,081	—	—	—	—	1,129,852	6,804,933	3.35%
StormWind, LLC(4) – Preferred shares, Series B 8%	3,279,629	—	3,550,631	—	—	—	—	1,200,433	4,751,064	2.34%
StormWind, LLC(4) – Preferred shares, Series A 8%	366,666	—	191,694	—	—	—	—	134,209	325,903	0.16%
Total Interactive Learning		—	9,950,835	—	—	—	—	2,585,040	12,535,875	6.16%
Total Preferred Stock		—	9,950,835	—	—	—	(10,914,377)	13,499,417	12,535,875	6.16%
Options
Digital Media Platform
Ozy Media, Inc.(7) – Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	—	—	—	—	—	—	(30,647)	30,647	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	—	—	—	—	—	—	(5,080)	5,080	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(5)	1	—	652,127	—	—	—	—	(31,200)	620,927	0.31%
Total Global Innovation Platform		—	652,127	—	—		(5,080)	(26,120)	620,927	0.31%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) –Warrants	2,396,037	—	—	1,159,150	—	(318,368)	187,872	936,096	1,964,750	0.97%
Total Options		—	652,127	1,159,150	—	(318,368)	152,145	940,623	2,585,677	1.27%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) – Class A Common shares	1,976,032	—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
Total Common Stock		—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$12,591,162	$2,715,737	$—	$(318,368)	$(10,762,233)	$20,705,035	$24,931,333	12.26%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2023, 14.03% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of December 31, 2023, the investments noted had been placed on non-accrual status.

(4)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(5)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(6)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSquare) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSquare). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to certain restrictions on transfer, while the Company’s PSQ Holdings, Inc. warrants are freely tradable.

(7)	On March 1, 2023, Ozy Media, Inc. suspended operations. On May 4, 2023, SuRo Capital Corp. abandoned its investment in Ozy Media, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

During the three months ended March 31, 2024 and 2023, the Company repurchased 0 shares of the Company’s common stock under the Share Repurchase Program. As of March 31, 2024, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $20.7 million.

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

During the three months ended March 31, 2024 and 2023, the Company did not issue or sell Shares under the ATM Program. As of March 31, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Earnings per common share–basic:
Net change in net assets resulting from operations	$(22,065,346)	$4,616,509
Weighted-average common shares–basic	25,393,490	28,378,529
Earnings per common share–basic	$(0.87)	$0.16
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(22,065,346)	$4,616,509
Weighted-average common shares outstanding–diluted(1)	25,393,490	28,378,529
Earnings per common share–diluted	$(0.87)	$0.16

(1)	For the three months ended March 31, 2024 and March 31, 2023, there were no potentially dilutive securities outstanding.

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

As of March 31, 2024 and December 31, 2023, the Company booked a right-of-use asset and operating lease liability of $64,449 and $112,485, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended March 31, 2024 and 2023, the Company incurred $52,662 and $48,723, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of March 31, 2024, the remaining lease term was 0.3 years and the discount rate was 3.00%.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

The following table shows future minimum payments under the Company’s operating lease as of March 31, 2024:

For the Year Ended December 31,	Amount
2024	65,330
$65,330

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2024	2023
Per Basic Share Data
Net asset value at beginning of the year	$7.99	$7.39
Net investment loss(1)	(0.13)	(0.15)
Net realized gain/(loss) on investments(1)	(0.02)	0.01
Net change in unrealized appreciation/(depreciation) of investments(1)	(0.73)	0.30
Stock-based compensation(1)	0.06	0.04
Net asset value at end of period	$7.17	$7.59
Per share market value at end of period	$4.55	$3.62
Total return based on market value(2)	15.48%	(4.74)%
Total return based on net asset value(2)	(10.26)%	2.71%
Shares outstanding at end of period	25,353,284	28,338,580
Ratios/Supplemental Data:
Net assets at end of period	$181,721,135	$215,043,069
Average net assets	$202,519,594	$209,347,362
Ratio of net operating expenses to average net assets(3)	9.44%	10.70%
Ratio of net investment loss to average net assets(3)	(6.40)%	(8.18)%
Portfolio Turnover Ratio	0.18%	1.24%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

The Company has taxable subsidiaries which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These taxable subsidiaries are consolidated for GAAP and the portfolio investments held by the taxable subsidiaries are included in the Company’s condensed consolidated financial statements and are recorded at fair value. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these taxable subsidiaries generally would be subject to tax at normal corporate tax rates based on its taxable income.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2020–2023 in New York and 2019–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2024, there were no material interest or penalties incurred related to uncertain tax positions.

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

The Company records fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of March 31, 2024 and December 31, 2023, the Company had deferred debt issuance costs of $1,165,526 and $1,254,793, respectively, associated with the 6.00% Notes due 2026.

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on March 31, 2024 and December 31, 2023 was $23.97 and $23.80 per note, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the 6.00% Notes due 2026 was $71.9 million and $71.4 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

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

During the three months ended March 31, 2024, the Company did not grant any restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan.

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $750,037 and $755,581, respectively, not including executive and employee forfeits. As of March 31, 2024 and December 31, 2023, there were approximately $4,099,850 and $4,849,887, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

The following table summarizes the activities for the Company’s restricted share grants for the three months ended March 31, 2024 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2023	624,963
Granted	—
Vested(1)	(141,570)
Forfeited	—
Outstanding as of March 31, 2024	483,393
Vested as of March 31, 2024	655,142

(1)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

The Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2024 through May 8, 2024, the Company made the following investments (not including capitalized transaction costs or investments in short-term U.S. Treasury bills).

Portfolio Company	Investment	Transaction Date	Amount
Canva, Inc.	Common shares	4/17/2024	$9,999,948
CW Opportunity 2 LP	Class A Interest	5/7/2024	15,000,000
Total			$24,999,948

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024

Modified Dutch Auction Tender Offer

On February 14, 2024, the Company’s Board of Directors authorized a modified Dutch Auction tender offer (the “Tender Offer”) to purchase up to 2,000,000 shares of its common stock at a price per share of not less than $4.00 and not greater than $5.00 in $0.10 increments, using available cash. The Tender Offer commenced on February 20, 2024 and expired at 5:00 P.M. Eastern Time on April 1, 2024. Pursuant to the terms of the Tender Offer, the Company repurchased 2,000,000 shares, representing approximately 7.9% of its outstanding shares, on or about April 5, 2024, at a price of $4.70 per share. The Company used available cash to fund the purchase of its shares of common stock in the Tender Offer and to pay for all related fees and expenses.

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

The Company’s three controlled portfolio companies as of March 31, 2024, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC, and Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2). For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended March 31, 2023 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under the Final Rules.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, social/mobile/consumer, cloud computing and big data, internet commerce, financial technology, mobility, enterprise software, and sustainability. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

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

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.”

On and effective March 12, 2019, our Board of Directors approved our internalization (the “Internalization”), and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with its management. As an internally managed BDC, we are managed by our employees, rather than the employees of an external investment adviser, thereby allowing for greater transparency to stockholders through robust disclosure regarding our compensation structure. As a result of the Internalization, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.

Portfolio and Investment Activity

Three Months Ended March 31, 2024

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of March 31, 2024, of all of our portfolio investments, excluding short-term U.S. Treasury bills, was $175,015,571.

During the three months ended March 31, 2024, we funded investments in an aggregate amount of $9,999,996 (not including capitalized transaction costs or investments in short-term U.S. Treasury bills) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Supplying Demand, Inc. (d/b/a Liquid Death)	Preferred shares, Series F-1	1/18/2024	$9,999,996
Total			$9,999,996

During the three months ended March 31, 2024, we capitalized fees of $3,938.

During the three months ended March 31, 2024, we exited or received proceeds from investments in the amount of $318,316, net of transaction costs, and realized a net loss on investments of $424,074 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain/ (Loss)(2)
Nextdoor Holdings, Inc.(3)	Various	112,420	$1.92	$215,318	$(411,151)
PSQ Holdings, Inc. (d/b/a PublicSquare) - Warrants (4)	Various	100,000	1.03	102,998	60,067
Total				$318,316	$(351,084)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of February 23, 2024, we had sold our remaining Nextdoor Holdings, Inc. public common shares.
(4)	As of March 31, 2024, we held 2,296,037 remaining PSQ Holdings, Inc. (d/b/a PublicSquare) warrants.

During the three months ended March 31, 2024, we did not write-off any investments.

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

During the three months ended March 31, 2023, we exited or received proceeds from investments in the amount of $4,190,159, net of transaction costs, and realized a net gain on investments of $189,343 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Shares	Average Net Share Price (1)	Net Proceeds	Realized Gain/ (Loss)(2)
Rent the Runway, Inc.(3)	1/4/2023	79,191	$3.05	$241,456	$(961,837)
Kahoot! ASA(4)	Various	38,305	1.97	75,601	(100,466)
NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(5)	Various	123,938	18.50	2,293,102	(186,748)
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Various	N/A	N/A	250,000	—
True Global Ventures 4 Plus Pte Ltd(7)	3/31/2023	N/A	N/A	1,330,000	1,330,000
Total				$4,190,159	$80,949

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of January 4, 2023, we had sold our remaining Rent the Runway, Inc. public common shares.
(4)	As of March 8, 2023, we had sold our remaining Kahoot! ASA public common shares.
(5)	As of March 31, 2023, we held 105,820 remaining NewLake Capital Partners, Inc. public common shares.
(6)	During the three months ended March 31, 2023, approximately $0.3 million has been received from Residential Homes for Rent, LLC (d/b/a Second Avenue) related to the 15% term loan due December 23, 2023. Of the proceeds received, approximately $0.3 million repaid a portion of the outstanding principal and the remaining was attributed to interest.
(7)	The previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions.

During the three months ended March 31, 2023, we did not write-off any investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Operating results for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Total Investment Income	$1,528,091	$1,299,082
Interest income	1,506,216	1,235,937
Dividend income	21,875	63,145
Total Operating Expenses	$4,750,993	$5,520,847
Compensation expense	2,185,318	2,136,754
Directors’ fees	171,113	160,565
Professional fees	728,559	990,834
Interest expense	1,214,267	1,213,286
Income tax expense	2,100	529,780
Other expenses	449,636	489,628
Net Investment Loss	$(3,222,902)	$(4,221,765)
Net realized gain/(loss) on investments	(424,074)	189,343
Net change in unrealized appreciation/(depreciation) of investments	(18,418,370)	8,648,931
Net Change in Net Assets Resulting from Operations	$(22,065,346)	$4,616,509

Investment Income

Investment income increased to $1,528,091 for the three months ended March 31, 2024 from $1,299,082 for the three months ended March 31, 2023. The net increase between periods was due to increases in interest on idle cash and interest income from Architect Capital PayJoy SPV, LLC. The increase was offset by a decrease in interest income from U.S. Treasury Bills and Residential Homes for Rent, LLC (d/b/a Second Avenue), and a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) during the three months ended March 31, 2024, relative to the three months ended ended March 31, 2023.

Operating Expenses

Total operating expenses decreased to $4,750,993 for the three months ended March 31, 2024 from $5,520,847 for the three months ended March 31, 2023. The decrease in operating expense was primarily due to a decrease in income tax expense related to blocker corporations and professional fees, offset by an increase in compensation expense associated with an increased headcount and stock-based compensation expense during the three months ended March 31, 2024, relative to the three months ended March 31, 2023.

Net Investment Loss

For the three months ended March 31, 2024, we recognized a net investment loss of $3,222,902, compared to a net investment loss of $4,221,765 for the three months ended March 31, 2023. The change between periods resulted from an increase in total investment income and a decrease in operating expenses during the three months ended March 31, 2024, relative to the three months ended March 31, 2023.

Net Realized Loss on Investments

For the three months ended March 31, 2024, we recognized a net realized loss on our investments of $424,074, compared to a net realized gain of $189,343 for the three months ended March 31, 2023. The components of our net realized losses on portfolio investments for the three months ended March 31, 2024 and 2023, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2024, we had a net change in unrealized appreciation/(depreciation) of $(18,418,370). For the three months ended March 31, 2023, we had a net change in unrealized appreciation/(depreciation) of $8,648,931. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended March 31, 2024 and 2023.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2024	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2023
ServiceTitan, Inc.	$1,445,375	Colombier Sponsor LLC	$12,082,872
FourKites, Inc.	1,054,724	Varo Money, Inc.	3,116,622
Forge Global, Inc.	(1,718,813)	Aspiration Partners, Inc.	(2,544,036)
Residential Homes for Rent, LLC (d/b/a Second Avenue)	(1,798,087)	Orchard Technologies, Inc.	(4,699,728)
StormWind, LLC	(1,895,784)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(12,999,032)
Other(2)	(2,506,753)	Other(2)	693,201
Total	$(18,418,370)	Total	$8,648,931

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2024.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of March 31, 2024 for details regarding activity in our investment portfolio from April 1, 2024 through May 8, 2024.

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

Modified Dutch Auction Tender Offer

On February 14, 2024, our Board of Directors authorized a modified Dutch Auction tender offer (the “Tender Offer”) to purchase up to 2,000,000 shares of our common stock at a price per share of not less than $4.00 and not greater than $5.00 in $0.10 increments, using available cash. The Tender Offer commenced on February 20, 2024 and expired at 5:00 P.M. Eastern Time on April 1, 2024. Pursuant to the terms of the Tender Offer, we repurchased 2,000,000 shares, representing 7.9% of our outstanding shares, on or about April 5, 2024 at a price of $4.70 per share. We used available cash to fund the purchase of our shares of common stock in the Tender Offer and to pay for all related fees and expenses.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities — At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”), all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of March 31, 2024.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2024 and 2023 our operating expenses were $4,750,993 and $5,520,847, respectively.

Cash Reserves and Liquid Securities	March 31, 2024	December 31, 2023
Cash	$50,814,399	$28,178,352
Cash Equivalents:
U.S. Treasury bills(1)	29,621,913	63,810,855
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	4,145,791	6,970,612
Subject to other sales restrictions(3)	9,036,394	8,542,386
Securities of publicly traded portfolio companies	13,182,185	15,512,998
Total Cash Reserves and Liquid Securities	$93,618,497	$107,502,205

(1)	Consists of short-term U.S. Treasury bills.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are subject to certain lock-up restrictions.

During the three months ended March 31, 2024, cash increased to $50,814,399 from $28,178,352 at the beginning of the year. The increase in cash was primarily due to the sale or exit of investments, including U.S. Treasury bills and other investment income received, offset by the purchase of new investments, our operating expenses, and interest payments on the 6.00% Notes due 2026.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2024 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$75.0	$—	$75.0	$—	$—
Operating lease liability	0.1	0.1	—	—	—
Total	$75.1	$0.1	$75.0	$—	$—

(1)	Reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of March 31, 2024. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of March 31, 2024 for more information.

Share Repurchase Program

During the three months ended March 31, 2024, we did not repurchase any shares of our common stock under the discretionary open-market share repurchase program (the “Share Repurchase Program”). During the three months ended March 31, 2023, we did not repurchase any shares of our common stock under the Share Repurchase Program. As of March 31, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three months ended March 31, 2024, we did not issue or sell Shares under the ATM program. As of March 31, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

During the three months ended March 31, 2023, we did not issue or sell Shares under the ATM program. As of March 31, 2023, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2024 for more information regarding the ATM Program.

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

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of March 31, 2024 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2024. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Condensed Consolidated Financial Statements as of March 31, 2024 for more information. The Taxable Subsidiaries included in our Condensed Consolidated Financial Statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of March 31, 2024 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of March 31, 2024 for more information.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of March 31, 2024, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2022 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as stated below, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the three months ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2024	—	$—	—	$20,686,087
February 1 through February 28, 2024	—	—	—	20,686,087
March 1 through March 31, 2024	—	—	—	20,686,087
Total	—		—

(1)	On August 7, 2023, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended March 31, 2024, we did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million.For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2024.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

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

SURO CAPITAL CORP.

Date:	May 9, 2024	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 9, 2024	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

