Form 10-Q
period 2024-06-30
SURO CAPITAL CORP.
filed 2024-08-08
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The issuer had 23,378,002 shares of common stock, $0.01 par value per share, outstanding as of August 7, 2024.

SURO CAPITAL CORP.

i

PART I

Item 1. Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $195,251,769 and $160,994,161, respectively)	$161,548,344	$147,167,535
Non-controlled/affiliate investments (cost of $32,733,009 and $32,775,940, respectively)	19,386,536	24,931,333
Controlled investments (cost of $8,764,352 and $18,771,097, respectively)	1,970,000	11,982,381
Total Portfolio Investments	182,904,880	184,081,249
Investments in U.S. Treasury bills (cost of $0 and $63,792,704, respectively)	—	63,810,855
Total Investments (cost of $236,749,130 and $276,333,902, respectively)	182,904,880	247,892,104
Cash	54,379,773	28,178,352
Escrow proceeds receivable	71,044	309,293
Interest and dividends receivable	83,844	132,607
Deferred financing costs	561,075	594,726
Prepaid expenses and other assets(1)	282,555	494,602
Total Assets	238,283,171	277,601,684
LIABILITIES
Accounts payable and accrued expenses(1)	2,002,539	346,308
Dividends payable	44,700	152,523
6.00% Notes due December 30, 2026(2)	73,923,741	73,745,207
Total Liabilities	75,970,980	74,244,038
Commitments and contingencies (Notes 7 and 10)
Net Assets	$162,312,191	$203,357,646
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 23,378,002 and 25,445,805 issued and outstanding, respectively)	$233,780	$254,458
Paid-in capital in excess of par	240,145,859	248,454,107
Accumulated net investment loss	(11,182,638)	(4,304,111)
Accumulated net realized loss on investments, net of distributions	(12,802,458)	(12,348,772)
Accumulated net unrealized appreciation/(depreciation) of investments	(54,082,352)	(28,698,036)
Net Assets	$162,312,191	$203,357,646
Net Asset Value Per Share	$6.94	$7.99

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of June 30, 2024, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.53%) had a face value $75,000,000. As of December 31, 2023, the 6.00% Notes due 2026 (effective interest rate of 6.53%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$290,750	$40,394	$532,757	$89,869
Dividend income	—	63,145	21,875	126,290
Controlled investments:
Interest income	376,667	318,425	811,667	554,425
Interest income from U.S. Treasury bills	359,936	950,254	1,189,145	1,900,716
Total Investment Income	1,027,353	1,372,218	2,555,444	2,671,300
OPERATING EXPENSES
Compensation expense	2,198,509	2,117,872	4,383,827	4,254,626
Directors’ fees	167,825	161,661	338,938	322,226
Professional fees	586,825	916,579	1,315,384	1,907,413
Interest expense	1,214,267	1,214,267	2,428,534	2,427,553
Income tax expense	52,794	90,826	54,894	620,606
Other expenses	462,758	676,353	912,394	1,165,981
Total Operating Expenses	4,682,978	5,177,558	9,433,971	10,698,405
Net Investment Loss	(3,655,625)	(3,805,340)	(6,878,527)	(8,027,105)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(22,867)	(2,325,175)	(507,008)	(2,135,832)
Non-controlled/affiliate investments	—	(10,945,024)	60,067	(10,945,024)
Controlled investments	(6,745)	—	(6,745)	—
Net Realized Loss on Investments	(29,612)	(13,270,199)	(453,686)	(13,080,856)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(3,481,638)	(12,152,800)	(19,876,809)	(14,216,377)
Non-controlled/affiliate investments	(3,485,172)	11,220,424	(5,501,871)	9,900,060
Controlled investments	864	2,387,891	(5,636)	14,420,763
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(6,965,946)	1,455,515	(25,384,316)	10,104,446
Net Change in Net Assets Resulting from Operations	$(10,651,183)	$(15,620,024)	$(32,716,529)	$(11,003,515)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(0.45)	$(0.60)	$(1.34)	$(0.41)
Diluted(2)	$(0.45)	$(0.60)	$(1.34)	$(0.41)
Weighted-Average Common Shares Outstanding
Basic	23,410,235	25,952,447	24,401,863	27,158,786
Diluted(2)	23,410,235	25,952,447	24,401,863	27,158,786

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)

For the three and six months ended June 30, 2024 and June 30, 2023, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Net Assets at Beginning of Year	$203,357,646	$210,020,702

Change in Net Assets Resulting from Operations
Net investment loss	(3,222,902)	(4,221,765)
Net realized gain/(loss) on investments	(424,074)	189,343
Net change in unrealized appreciation/(depreciation) of investments	(18,418,370)	8,648,931
Net Change in Net Assets Resulting from Operations	(22,065,346)	4,616,509
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	428,835	405,858
Net Change in Net Assets Resulting from Capital Transactions	428,835	405,858
Total Change in Net Assets	(21,636,511)	5,022,367
Net Assets at March 31	$181,721,135	$215,043,069

Change in Net Assets Resulting from Operations
Net investment loss	(3,655,625)	(3,805,340)
Net realized loss on investments	(29,612)	(13,270,199)
Net change in unrealized appreciation/(depreciation) of investments	(6,965,946)	1,455,515
Net Change in Net Assets Resulting from Operations	(10,651,183)	(15,620,024)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	642,239	769,679
Repurchases of common stock	(9,400,000)	(13,500,000)
Net Change in Net Assets Resulting from Capital Transactions	(8,757,761)	(12,730,321)
Total Change in Net Assets	(19,408,944)	(28,350,345)
Net Assets at June 30	$162,312,191	$186,692,724

Capital Share Activity
Shares outstanding at beginning of year	25,445,805	28,429,499
Issuance of common stock under restricted stock plan, net(1)	(67,803)	(30,859)
Shares repurchased	(2,000,000)	(3,000,000)
Shares Outstanding at End of Period	23,378,002	25,398,640

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(32,716,529)	$(11,003,515)
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized loss on investments	453,686	13,080,856
Net change in unrealized (appreciation)/depreciation of investments	25,384,316	(10,104,446)
Amortization of discount on 6.00% Notes due 2026	212,187	142,894
Stock-based compensation	1,071,074	1,175,537
Adjustments to escrow proceeds receivable	(139,925)	211,918
Accrued interest on U.S. Treasury bills	18,150	(385,692)
Purchases of investments in:
Portfolio investments	(35,073,044)	(12,514,713)
U.S. Treasury bills	—	(141,793,045)
Proceeds from sales or maturity of investments in:
Portfolio investments	10,551,335	6,257,861
U.S. Treasury bills	63,792,704	151,313,976
Change in operating assets and liabilities:
Prepaid expenses and other assets	212,047	241,835
Interest and dividends receivable	48,763	19,218
Proceeds receivable	—	(664,470)
Escrow proceeds receivable	238,249	252,367
Accounts payable and accrued expenses	1,656,231	1,802,373
Net Cash Provided by/(Used in) Operating Activities	35,709,244	(1,967,046)
Cash Flows from Financing Activities
Repurchases of common stock	(9,400,000)	(13,500,000)
Cash dividends paid	(107,823)	(107,823)
Net Cash Used in Financing Activities	(9,507,823)	(13,607,823)
Total Increase/(Decrease) in Cash Balance	26,201,421	(15,574,869)
Cash Balance at Beginning of Year	28,178,352	40,117,598
Cash Balance at End of Period	$54,379,773	$24,542,729

Supplemental Information:	2024	2023
Interest paid	$2,250,000	$2,250,000
Taxes paid	54,894	530,556

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$19,037,916	11.73%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.16%
Total				14,999,972	29,037,887	17.89%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	9,461,895	5.83%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	10,409,653	6.41%
Total				15,004,340	19,871,548	12.24%
CW Opportunity 2 LP**(16)	Roseland, NJ
Class A Interest	GPUs-as-a-Service	5/7/2024	1	15,010,290	15,000,000	9.24%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	14,445,601	8.90%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,989,595	6.77%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	10,022,016	6.17%
Canva, Inc.**	Sydney, Australia
Common shares	Productivity Software	4/17/2024	9,375	10,058,820	9,999,948	6.16%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	9,432,242	5.81%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	8,830,199	5.44%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,685,872	1.65%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,685,876	1.65%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	407,348	0.25%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	348,680	0.21%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	6,127,776	3.78%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.15%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.31%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	20,330	0.01%
Total				10,513,661	4,011,683	2.47%
True Global Ventures 4 Plus Pte Ltd**(8)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	1	727,759	3,821,290	2.35%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	3,695,935	2.28%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	3,695,935	2.28%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.54%
Simple Agreement for Future Equity		5/25/2023	1	501,470	500,000	0.31%
Total				3,003,040	3,000,002	1.85%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Xgroup Holdings Limited (d/b/a Xpoint)(7)(15)	Philadelphia, PA
Preferred shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	244,324	0.15%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044			3,286	985,180	1,768,389	1.09%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044			873	261,735	471,181	0.29%
Total				1,383,029	2,483,894	1.53%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,698,861	1.05%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,145,875	2,093,988	1,672,978	1.03%
Oklo, Inc.**(12)	Santa Clara, CA
Common shares, Class A(3)	Advanced Nuclear Technology	7/21/2021	239,300	250,855	1,425,070	0.88%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,285,530	0.79%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(6)	Chicago, IL
Preferred shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	1,073,073	0.66%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	1	1,004,240	1,000,000	0.62%
Stake Trade, Inc. (d/b/a Prophet Exchange)(7)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	1	1,002,153	862,362	0.53%
Skillsoft Corp.**	Nashua, NH
Common shares(3)	Online Education	6/8/2021	49,092	9,818,428	678,942	0.42%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.31%
Churchill Sponsor VII LLC**(10)(14)	New York, NY
Common share units	Special Purpose Acquisition Company	2/25/2021	292,100	205,820	369,002	0.23%
Warrant units		2/25/2021	277,000	94,180	34,869	0.02%
Total				300,000	403,871	0.25%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	157,658	0.10%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	20,383	0.01%
YouBet Technology, Inc. (d/b/a FanPower)(7)	New York, NY
Preferred shares, Series Seed-2	Digital Media Technology	8/26/2021	578,029	752,943	—	—%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)	Marina Del Rey, CA
Preferred shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(11)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$195,251,769	$161,548,344	99.53%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(5)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$478,581	0.29%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,161,003	3.18%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,004,438	1.85%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	130,629	0.08%
Total				6,387,741	8,774,651	5.41%
PSQ Holdings, Inc. (d/b/a PublicSquare)**	West Palm Beach, FL
Common shares, Class A(3)(13)	E-Commerce Marketplace	4/1/2021	1,976,032	1,556,587	7,077,159	4.36%
Warrants, Strike Price $11.50, Expiration Date 7/19/2028(3)		4/1/2021	2,296,037	985,722	889,714	0.55%
Total				2,542,309	7,966,873	4.91%
OneValley, Inc. (f/k/a NestGSV, Inc.)	San Mateo, CA
Derivative Security, Expiration Date 8/23/2024(9)	Global Innovation Platform	8/23/2019	1	8,555,124	1,366,707	0.84%
Convertible Promissory Note 8% Due 8/23/2024(4)		2/17/2016	$1,010,198	1,030,176	1,278,305	0.79%
Total				9,585,300	2,645,012	1.63%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$32,733,009	$19,386,536	11.94%

CONTROLLED(2)
Colombier Sponsor II LLC**(10)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	1,103,719	1,101,695	0.68%
Class W Units			1,600,000	499,221	498,305	0.31%
Total				1,602,940	1,600,000	0.99%
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)	Cupertino, CA
Preferred shares, Class A	Clean Technology	4/15/2014	14,300,000	7,151,412	370,000	0.23%
Common shares		4/15/2014	100,000	10,000	—	—%
Total				7,161,412	370,000	0.23%

Total Controlled				$8,764,352	$1,970,000	1.21%

Total Portfolio Investments				$236,749,130	$182,904,880	112.69%

See accompanying notes to condensed consolidated financial statements.

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2024, 24.20% of its total investments are non-qualifying assets.

***	Investment is income-producing.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2024

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of June 30, 2024, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	SuRo Capital Corp.’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), YouBet Technology, Inc. (d/b/a FanPower), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc.

(9)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(10)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(11)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(12)	On May 7, 2024, AltC Acquisition Corp. (“AltC”) stockholders approved a business combination with Oklo, Inc. (“Oklo”) and related proposals at a special meeting. On May 9, 2024, Oklo announced that it had consummated the business combination with AltC pursuant to a merger agreement between the parties, creating the resultant combined company Oklo, Inc. Upon closing of the business combination with Oklo, SuRo Capital Corp.’s Class A common shares and Class B common shares were converted into Class A shares of the post-closing company. SuRo Capital Corp.’s shares of Oklo, Inc. are subject to certain vesting conditions.

(13)	SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to contractual sale restrictions in the form of a lock-up agreement applicable to the common shares after the company’s IPO. The lock-up agreement expires on July 19, 2024.

(14)	On August 1, 2023, Churchill Capital Corp. VII announced it signed a definitive agreement to merge with CorpAcq Holdings Limited. The fair value of SuRo Capital Corp.’s Churchill Sponsor VII LLC position is adjusted for certain lock-up provisions.

(15)	On May 14, 2024, as part of the most recent financing round, the 6% Convertible Note due October 17, 2024 which SuRo Capital Corp. previously extended to Xgroup Holdings Limited (d/b/a Xpoint) converted into Series A Warrants, Series A-1 Warrants, and Series A-1 Shares.

(16)	CW Opportunity 2 LP is a special purpose vehicle that is invested in the Series C Preferred Shares of CoreWeave, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$45,982,580	22.61%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.92%
Total				14,999,972	55,982,551	27.53%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	11,960,975	5.88%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,692,855	0.83%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,975	4.92%
Total				15,004,340	11,692,830	5.75%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,675,766	5.25%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	9,612,887	4.73%
Shogun Enterprises, Inc. (d/b/a Hearth)(13)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,132,942	1.54%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,132,946	1.54%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	475,152	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	342,517	0.17%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	7,083,557	3.48%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	6,926,176	3.41%
Orchard Technologies, Inc.(12)	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,854,086	2.39%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,854,086	2.39%
True Global Ventures 4 Plus Pte Ltd**	Singapore, Singapore
Limited Partner Fund Investment(8)	Venture Investment Fund	8/27/2021	1	960,778	4,054,309	1.99%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.71%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.96%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,145,875	2,093,988	3,930,351	1.93%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.23%
Simple Agreement for Future Equity		5/25/2023	1	501,470	500,000	0.25%
Total				3,003,040	3,000,002	1.48%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	2,452,792	1.21%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	2,316,590	1.14%

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

June 30, 2024

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

The table below displays the Company’s subsidiaries as of June 30, 2024, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture capital-backed emerging companies. The Company may invest in these portfolio companies through direct offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, or negotiations with selling stockholders. In addition, the Company may invest in private credit and in founders equity, founders warrants, forward purchase agreements, and private investment in public equity transactions of special purpose acquisition companies (“SPACs”). The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. Equity investments with readily available market quotations that are subject to sales restrictions due to an initial public offering (“IPO”) by the portfolio company will be classified as Level 1. Any other equity investments with readily available market quotations that are subject to sales restrictions that would transfer to market participants who would buy the security may be valued at a discount for a lack of marketability (“DLOM”) to the most recently available closing market prices. These investments are generally classified as Level 2 assets. The DLOM used is generally based upon the market value of publicly traded put options with similar terms. For equity securities with readily available market quotations that are subject to entity-specific contractual sale restrictions, rather than security-specific contractual sale restrictions, if such entity-specific contractual sale restrictions first applied or were modified on or after December 15, 2023, the restrictions are not considered in the determination of fair value for that security. See “Recently Issued or Adopted Accounting Standards” for more information.

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

June 30, 2024

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

Debt Investments

Given the nature of the Company’s current debt investments (excluding U.S. Treasuries), which are principally convertible and promissory notes issued by venture capital-backed portfolio companies, these investments are classified as Level 3 assets because there is no known or accessible market or market indices for these investment securities to be traded or exchanged. The Company’s debt investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

Options

The Company’s Board of Directors determines the fair value of options based on methodologies that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. These investments are classified as Level 3 assets because there is no known or accessible market or market indices for these investment securities to be traded or exchanged. The Company’s options are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

Special Purpose Acquisition Companies

The Company’s Board of Directors measures its SPAC sponsor investments at fair value, which is equivalent to cost until a SPAC transaction is announced. After a SPAC transaction is announced, the Company’s Board of Directors will determine the fair value of SPAC investments based on fair value analyses that can include option pricing models, probability-weighted expected return method analyses and other techniques as deemed appropriate. Upon completion of the SPAC transaction, the Board of Directors utilizes the public share price of the entity, less a DLOM if there are security-specific contractual sale restrictions. The Company’s SPAC investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2024 and December 31, 2023 for details regarding the nature and composition of the Company’s investment portfolio.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of June 30, 2024 and December 31, 2023, the Company had $71,044 and $309,293, respectively, in escrow proceeds receivable.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Deferred Financing Costs

The Company records fees and expenses incurred in connection with financing or capital raising activities other than the Company’s 6.00% Notes due 2026 as deferred financing costs. These costs are deferred and amortized using the straight-line method over the respective life of the financing instrument. For modifications to a financing instrument, any unamortized origination costs are expensed. Included within deferred financing costs are offering costs incurred relating to the Company’s shelf registration statement on Form N-2. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or until the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. The Company records fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of June 30, 2024 and December 31, 2023, the Company had deferred financing costs of $561,075 and $594,726, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2024	December 31, 2023
Deferred debt issuance costs	$1,076,259	$1,254,793
Deferred financing costs	561,075	594,726
Total	$1,637,334	$1,849,519

Refer to “Note 10 — Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

Operating Leases & Related Deposits

The Company accounts for its operating leases as prescribed by ASC 842, Leases, which requires lessees to recognize a right-of-use asset on the balance sheet, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. On June 3, 2019, the Company entered an operating lease expiring August 31, 2024 for office space, for which the Company has recorded a right-of-use asset and a corresponding lease liability for the operating lease obligation. These amounts have been discounted using the rate implicit in the lease. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for further detail.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of June 30, 2024 and December 31, 2023, the Company had no escrow deposits.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Per Share Information

Net change in net assets resulting from operations per basic common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net change in net assets resulting from operations per common share is computed by dividing net increase/(decrease) in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. When applicable, the Company uses the if-converted method in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”), to determine the number of potentially dilutive shares outstanding. Refer to “Note 6—Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted” for further detail.

Recently Issued or Adopted Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This change prospectively prohibits entities from taking into account certain contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and applied prospectively. The Company adopted the requirements of ASU 2022-03 during the period ended March 31, 2024.

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

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is effective for public entities for fiscal years beginning after December 15, 2024, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the condensed consolidated financial statements. The Company is currently evaluating the impact of the new guidance. However, it does not expect ASU 2024-01 to have a material impact on the Company’s future financial statements.

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

June 30, 2024

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

The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp. VII, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp. VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. As of June 30, 2024, the fair value of the Company’s remote-affiliate investment in Churchill Sponsor VII LLC was $403,871.

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of June 30, 2024, the fair value of the Company’s remote-affiliate investment in Skillsoft was $678,942.

The Company’s initial investment in Shogun Enterprises, Inc. (d/b/a Hearth) on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was, at the time of investment, a non-controlling member of the board of directors of Shogun Enterprises, Inc. and held a minority equity interest in such portfolio company. As of June 30, 2024, the fair value of the Company’s remote-affiliate investment in Shogun Enterprises, Inc. (d/b/a Hearth) was $6,127,776.

The Company’s investment in Architect Capital PayJoy SPV, LLC also constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Ms. Findley, at the time of investment, was a non-controlling member of the board of directors of the investment manager to Architect Capital PayJoy SPV, LLC, and held a minority equity interest in such investment manager. On June 28, 2024, the Company redeemed the entirety of its Membership Interest in Architect Capital PayJoy SPV, LLC.

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, were non-controlling members of the board of directors of Colombier Acquisition Corp., a SPAC, which was sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies until its dissolution upon completion of Colombier Acquisition Corp.’s business combination into PSQ Holdings, Inc. (d/b/a PublicSquare). As of June 30, 2024, the fair value of the Company’s investment in PSQ Holdings, Inc. (d/b/a PublicSquare) was $7,966,873.

The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controls AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, was a non-controlling member of the board of directors of AltC Acquisition Corp until its dissolution upon completion of AltC Acquisition Corp.’s business combination into Oklo, Inc. As of June 30, 2024, the fair value of the Company’s investment in Oklo, Inc. was $1,425,070.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock) and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of June 30, 2024, the Company had 65 positions in 39 portfolio companies. As of December 31, 2023, the Company had 63 positions in 38 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock	$117,349,058	$106,281,721	65.5%	$73,003,835	$39,086,792	19.2%
Common Stock	87,843,756	56,572,509	34.9%	107,209,010	122,744,564	60.4%
Debt Investments	3,807,373	1,784,644	1.1%	5,146,349	3,098,734	1.5%
Options	13,043,363	6,522,143	4.0%	12,057,878	3,638,161	1.8%
Total Private Portfolio Companies	222,043,550	171,161,017	105.5%	197,417,072	168,568,251	82.9%
Publicly Traded Portfolio Companies
Common Stock	13,719,858	10,854,149	6.7%	14,095,473	13,548,248	6.7%
Options	985,722	889,714	0.5%	1,028,653	1,964,750	1.0%
Total Publicly Traded Portfolio Companies	14,705,580	11,743,863	7.2%	15,124,126	15,512,998	7.7%
Total Portfolio Investments	236,749,130	182,904,880	112.7%	212,541,198	184,081,249	90.6%
Non-Portfolio Investments
U.S. Treasury Bills	—	—	—%	63,792,704	63,810,855	31.4%
Total Investments	$236,749,130	$182,904,880	112.7%	$276,333,902	$247,892,104	121.9%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The geographic and industrial compositions of the Company’s portfolio at fair value as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$78,761,419	43.0%	48.5%	$108,500,197	58.9%	53.4%
Northeast	63,438,772	34.7%	39.1%	17,881,248	9.7%	8.8%
Midwest	17,316,578	9.5%	10.7%	12,107,136	6.6%	6.0%
International	13,821,238	7.6%	8.5%	4,054,309	2.2%	2.0%
Southeast	9,566,873	5.2%	5.9%	41,538,359	22.6%	20.4%
Total	$182,904,880	100.0%	112.7%	$184,081,249	100.0%	90.6%

	As of June 30, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
AI/Big Data/Cloud	$61,906,895	33.9%	38.2%	$32,201,947	17.5%	15.8%
Marketplaces	40,126,486	21.9%	24.7%	36,386,519	19.8%	17.9%
Education Technology	38,491,480	21.0%	23.7%	69,381,463	37.7%	34.2%
Social/Mobile/Consumer	23,474,643	12.8%	14.5%	14,041,699	7.6%	6.9%
Financial Technology	17,110,306	9.4%	10.5%	31,687,240	17.2%	15.6%
Sustainability/Alternative Energy	1,795,070	1.0%	1.1%	382,381	0.2%	0.2%
Total	$182,904,880	100.0%	112.7%	$184,081,249	100.0%	90.6%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Education Technology	Business Education
Interactive Learning
Online Education
AI/Big Data/Cloud	Contractor Management Software
Gaming Licensing
Geolocation Technology
GPUs-as-a-Service
Productivity Software
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
Fitness Technology
Interactive Media & Services
Lifestyle Beverage Brand
Mobile Access Technology
Social Data Platform
Social Networking
Sustainability/Alternative Energy	Advanced Nuclear Technology
Carbon Credit Services
Clean Technology

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2024 and December 31, 2023 are as follows:

	As of June 30, 2024
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$106,281,721	$106,281,721
Common Stock	—	—	56,572,509	56,572,509
Debt Investments	—	—	1,784,644	1,784,644
Options	—	—	6,522,143	6,522,143
Private Portfolio Companies	—	—	171,161,017	171,161,017
Publicly Traded Portfolio Companies
Common Stock	2,351,920	8,502,229	—	10,854,149
Options	889,714	—	—	889,714
Publicly Traded Portfolio Companies	3,241,634	8,502,229	—	11,743,863
Total Investments at Fair Value	$3,241,634	$8,502,229	$171,161,017	$182,904,880

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$122,744,564	$122,744,564
Common Stock	—	—	39,086,792	39,086,792
Debt Investments	—	—	3,098,734	3,098,734
Options	—	—	3,638,161	3,638,161
Private Portfolio Companies	—	—	168,568,251	168,568,251
Publicly Traded Portfolio Companies
Common Stock	5,005,862	8,542,386	—	13,548,248
Options	1,964,750	—	—	1,964,750
Publicly Traded Portfolio Companies	6,970,612	8,542,386	—	15,512,998
Total Portfolio Investments	6,970,612	8,542,386	168,568,251	184,081,249
Non-Portfolio Investments
U.S. Treasury bills	63,810,855	—	—	63,810,855
Total Investments at Fair Value	$70,781,467	$8,542,386	$168,568,251	$247,892,104

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2024 and December 31, 2023. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of June 30, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$56,572,509	Market approach	Revenue multiples	0.27x - 10.79x (8.07x)
		PWERM(5)	DLOM	15.0% - 18.0% (16.2%)
			AFFO(4) multiple	9.16x
			Discount Rate	15.0%
Preferred stock in private companies	$106,281,721	Market approach	Revenue multiples	0.27x - 5.61x (1.52x)
		PWERM(5)	Revenue multiples	1.61x - 1.89x (1.78x)
Debt investments	$1,784,644	Market approach	Revenue multiples	0.74x - 1.60x (1.49x)
		PWERM(5)	Discount Rate	15.0%
Options	$6,522,143	Option Pricing Model	Term to expiration (Years)	2.86
			Volatility	54%
		PWERM(5)	Term to expiration (Years)	0.15 - 5.00 (0.27)
			Volatility	70%
			Discount Rate	15.0%
			DLOM	15% - 18% (16.0%)

(1)	As of June 30, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

As of December 31, 2023

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Common stock in private companies	$39,086,792	Market approach	Revenue multiples	0.15x - 11.13x (9.29x)
		PWERM(5)	DLOM	15.0% - 25.0% (18.5%)
			AFFO(4) multiple	10.79x
			Discount Rate	15.0%
Preferred stock in private companies	$122,744,564	Market approach	Revenue multiples	0.15x - 11.41x (2.73x)
		PWERM(5)	Discount rate	15%
Debt investments	$3,098,734	Market approach	Revenue multiples	1.21x - 1.66x (1.56x)
		PWERM(5)	DLOM	15.0%
Options	$3,638,161	PWERM(5)	Term to expiration (Years)	0.65 - 5.63 (0.79)
			Volatility	70%
			Discount Rate	15.0%
			DLOM	15% - 18% (16.0%)

(1)	As of December 31, 2023, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2024 as follows:

	Six Months Ended June 30, 2024
	Common Stock	Preferred Stock	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2023	$39,086,792	$122,744,564	$3,098,734	$3,638,161	$168,568,251
Transfers out of Level 3	(935,391)	—	—	—	(935,391)
Purchases, capitalized fees and interest	25,069,110	10,003,934	—	—	35,073,044
Sales/Redemptions of investments	(10,233,019)	—	—	—	(10,233,019)
Exercises and conversions	—	136,114	(1,338,976)	1,246,916	44,054
Realized losses	(6,745)	—	—	—	(6,745)
Net change in unrealized appreciation/(depreciation) included in earnings	3,591,762	(26,602,891)	24,886	1,637,066	(21,349,177)
Fair Value as of June 30, 2024	$56,572,509	$106,281,721	$1,784,644	$6,522,143	$171,161,017
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2024	$3,585,013	$(27,885,891)	$10,910	$1,637,065	$(22,652,903)

(1)	During the six months ended June 30, 2024, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
AltC Sponsor LLC	Common shares, Class A Common shares, Class B	Oklo, Inc. - Common shares, Class A (Level 2)
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 10/17/2024	Preferred shares, Series A-1 Warrants, Series A-1 Warrants, Series A

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2024 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Sales/Redemptions	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at June 30, 2024	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$498,305	$—	$—	$—	$498,305	0.31%
Total Options		—	498,305	—	—	—	498,305	0.31%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	14,300,000	—	382,381	—	—	(12,381)	370,000	0.23%
Total Preferred Stock		—	382,381	—	—	(12,381)	370,000	0.23%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$—	811,667	10,000,000	(10,000,000)	(6,745)	6,745	—	—%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	1,101,695	—	—	—	1,101,695	0.68%
Total Common Stock		811,667	11,101,695	(10,000,000)	(6,745)	6,745	1,101,695	0.68%
TOTAL CONTROLLED INVESTMENTS*(2)		$811,667	$11,982,381	$(10,000,000)	$(6,745)	$(5,636)	$1,970,000	1.21%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(4)	$1,010,198	$—	$1,267,395	$—	$—	$10,910	$1,278,305	0.79%
Total Debt Investments		—	1,267,395	—	—	10,910	1,278,305	0.79%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(5) – Preferred shares, Series D 8%	329,337	—	653,975	—	—	(175,394)	478,581	0.29%
StormWind, LLC(5) – Preferred shares, Series C 8%	2,779,134	—	6,804,933	—	—	(1,643,930)	5,161,003	3.18%
StormWind, LLC(5) – Preferred shares, Series B 8%	3,279,629	—	4,751,064	—	—	(1,746,626)	3,004,438	1.85%
StormWind, LLC(5) – Preferred shares, Series A 8%	366,666	—	325,903	—	—	(195,274)	130,629	0.08%
Total Interactive Learning		—	12,535,875	—	—	(3,761,224)	8,774,651	5.41%
Total Preferred Stock		—	12,535,875	—	—	(3,761,224)	8,774,651	5.41%
Options
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(6)	1	—	620,927	—	—	745,780	1,366,707	0.84%
Total Global Innovation Platform		—	620,927	—	—	745,780	1,366,707	0.84%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(7)(3) – Warrants	2,296,037	—	1,964,750	(102,998)	60,067	(1,032,105)	889,714	0.55%
Total Options		—	2,585,677	(102,998)	60,067	(286,325)	2,256,421	1.39%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(7)(3) – Common shares, Class A	1,976,032	—	8,542,386	—	—	(1,465,227)	7,077,159	4.36%
Total Common Stock		—	8,542,386	—	—	(1,465,227)	7,077,159	4.36%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$24,931,333	$(102,998)	$60,067	$(5,501,866)	$19,386,536	11.94%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of June 30, 2024, 24.20% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of June 30, 2024, the investments noted had been placed on non-accrual status.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(7)	SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to contractual sale restrictions in the form of a lock-up agreement applicable to the common shares after the company’s IPO, while the PSQ Holdings, Inc. (d/b/a PublicSquare) warrants are freely tradable. The lock-up agreement expires on July 19, 2024.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2023 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$—	$—	$760,651	$—	$—	$(262,347)	$498,305	0.25%
Colombier Sponsor LLC**(6) –Class W Units	—	—	1,157,487	(1,159,150)	—	—	—	1,663	—	—%
Total Options		—	1,157,487	(1,159,150)	760,651	—	—	(260,684)	498,304	0.25%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	14,300,000	500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Total Preferred Stock		500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	1,331,258	10,000,000	—	—	—	—	—	10,000,000	4.92%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	—	—	842,289	—	—	259,406	1,101,695	0.54%
Colombier Sponsor LLC**(6) –Class B Units	—	—	1,554,355	(1,556,587)	—	—	—	2,232	—	—%
Total Common Stock		1,331,258	11,554,355	(1,556,587)	842,289	—	—	261,638	11,101,695	5.46%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,831,258	$13,695,870	$(2,715,737)	$1,602,940	$—	$—	$(600,693)	$11,982,380	5.89%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)	$1,010,198	$—	$1,988,200	$—	$—	$—	$—	$(720,805)	$1,267,395	0.62%
Total Debt Investments		—	1,988,200	—	—	—	—	(720,805)	1,267,395	0.62%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.(7) – Preferred shares, Series C-2 6%	—	—	—	—	—	—	(2,414,178)	2,414,178	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series B 6%	—	—	—	—	—	—	(4,999,999)	4,999,999	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series A 6%	—	—	—	—	—	—	(3,000,200)	3,000,200	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series Seed 6%	—	—	—	—	—	—	(500,000)	500,000	—	—%
Total Digital Media Platform		—	—	—	—	—	(10,914,377)	10,914,377	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred shares, Series D 8%	329,337	—	533,429	—	—	—	—	120,546	653,975	0.32%
StormWind, LLC(4) – Preferred shares, Series C 8%	2,779,134	—	5,675,081	—	—	—	—	1,129,852	6,804,933	3.35%
StormWind, LLC(4) – Preferred shares, Series B 8%	3,279,629	—	3,550,631	—	—	—	—	1,200,433	4,751,064	2.34%
StormWind, LLC(4) – Preferred shares, Series A 8%	366,666	—	191,694	—	—	—	—	134,209	325,903	0.16%
Total Interactive Learning		—	9,950,835	—	—	—	—	2,585,040	12,535,875	6.16%
Total Preferred Stock		—	9,950,835	—	—	—	(10,914,377)	13,499,417	12,535,875	6.16%
Options
Digital Media Platform
Ozy Media, Inc.(7) – Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	—	—	—	—	—	—	(30,647)	30,647	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	—	—	—	—	—	—	(5,080)	5,080	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(5)	1	—	652,127	—	—	—	—	(31,200)	620,927	0.31%
Total Global Innovation Platform		—	652,127	—	—		(5,080)	(26,120)	620,927	0.31%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) – Warrants	2,396,037	—	—	1,159,150	—	(318,368)	187,872	936,096	1,964,750	0.97%
Total Options		—	652,127	1,159,150	—	(318,368)	152,145	940,623	2,585,677	1.27%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) – Class A Common shares	1,976,032	—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
Total Common Stock		—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$12,591,162	$2,715,737	$—	$(318,368)	$(10,762,233)	$20,705,035	$24,931,333	12.26%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2023, 14.03% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of December 31, 2023, the investments noted had been placed on non-accrual status.

(4)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(5)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(6)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSquare) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSquare). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to certain restrictions on transfer, while the Company’s PSQ Holdings, Inc. warrants are freely tradable.

(7)	On March 1, 2023, Ozy Media, Inc. suspended operations. On May 4, 2023, SuRo Capital Corp. abandoned its investment in Ozy Media, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

During the three and six months ended June 30, 2024 and 2023, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of June 30, 2024, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $20.7 million.

Modified Dutch Auction Tender Offer

On February 20, 2024, the Company commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase up to 2,000,000 shares of its common stock from its stockholders, which expired on April 1, 2024. In accordance with the terms of the Modified Dutch Auction Tender Offer, the Company selected the lowest price per share of not less than $4.00 per share and not greater than $5.00 per share.

Pursuant to the Modified Dutch Auction Tender Offer, the Company repurchased 2,000,000 shares, representing 7.9% of its then-outstanding shares, on or about April 5, 2024 at a price of $4.70 per share. The Company used available cash to fund the purchase of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

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

June 30, 2024

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

During the three and six months ended June 30, 2024 and 2023, the Company did not issue or sell Shares under the ATM Program. As of June 30, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per common share–basic:
Net change in net assets resulting from operations	$(10,651,183)	$(15,620,024)	$(32,716,529)	$(11,003,515)
Weighted-average common shares–basic	23,410,235	25,952,447	24,401,863	27,158,786
Earnings per common share–basic	$(0.45)	$(0.60)	$(1.34)	$(0.41)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(10,651,183)	$(15,620,024)	$(32,716,529)	$(11,003,515)
Weighted-average common shares outstanding–diluted(1)	23,410,235	25,952,447	24,401,863	27,158,786
Earnings per common share–diluted	$(0.45)	$(0.60)	$(1.34)	$(0.41)

(1)	For the three and six months ended June 30, 2024 and June 30, 2023, there were no potentially dilutive securities outstanding.

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

Operating Leases and Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease commenced June 3, 2019 and expires August 31, 2024. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of June 30, 2024 and December 31, 2023, the Company booked a right-of-use asset and operating lease liability of $33,025 and $112,485, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended June 30, 2024 and 2023, the Company incurred $53,684 and $50,441, respectively, of operating lease expense. For the six months ended June 30, 2024 and 2023, the Company incurred $106,346 and $99,164, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of June 30, 2024, the remaining lease term was 0.2 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of June 30, 2024:

For the Year Ended December 31,	Amount
2024	33,148
$33,148

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Per Basic Share Data
Net asset value at beginning of the year	$7.17	$7.59	$7.99	$7.39
Net investment loss(1)	(0.16)	(0.15)	(0.28)	(0.30)
Net realized loss on investments(1)	—	(0.51)	(0.02)	(0.48)
Net change in unrealized appreciation/(depreciation) of investments(1)	(0.30)	0.06	(1.04)	0.37
Repurchase of common stock(1)	0.20	0.33	0.23	0.33
Stock-based compensation(1)	0.03	0.03	0.06	0.04
Net asset value at end of period	$6.94	$7.35	$6.94	$7.35
Per share market value at end of period	$4.01	$3.20	$4.01	$3.20
Total return based on market value(2)	(11.87)%	(11.60)%	1.78%	(15.79)%
Total return based on net asset value(2)	(3.21)%	(3.16)%	(13.14)%	(0.54)%
Shares outstanding at end of period	23,378,002	25,398,640	23,378,002	25,398,640
Ratios/Supplemental Data:
Net assets at end of period	$162,312,191	$186,692,724	$162,312,191	$186,692,724
Average net assets	$175,240,305	$205,097,855	$188,879,950	$207,210,870
Ratio of net operating expenses to average net assets(3)	10.75%	10.13%	10.04%	10.41%
Ratio of net investment loss to average net assets(3)	(8.39)%	(7.44)%	(7.32)%	(7.81)%
Portfolio Turnover Ratio	5.72%	2.09%	5.84%	3.89%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2020–2023 in New York and 2019–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2024, there were no material interest or penalties incurred related to uncertain tax positions.

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

The Company records fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of June 30, 2024 and December 31, 2023, the Company had deferred debt issuance costs of $1,076,259 and $1,254,793, respectively, associated with the 6.00% Notes due 2026.

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on June 30, 2024 and December 31, 2023 was $24.11 and $23.80 per note, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the 6.00% Notes due 2026 was $72.3 million and $71.4 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Indenture.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the six months ended June 30, 2024, the Company granted 48,192 restricted shares to the Company’s non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 31, 2024, 60,060 restricted shares related to the 2023 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

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

During the six months ended June 30, 2024, the Company did not grant any restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan.

For the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $1,392,266 and $1,525,258, respectively, not including executive and employee forfeits. As of June 30, 2024 and December 31, 2023, there were approximately $3,657,621 and $4,849,887, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The following table summarizes the activities for the Company’s restricted share grants for the six months ended June 30, 2024 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2023	624,963
Granted	48,192
Vested(1)	(201,631)
Forfeited	(23,474)
Outstanding as of June 30, 2024	448,050
Vested as of June 30, 2024	715,203

(1)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

The Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2024 through August 7, 2024, the Company exited or received proceeds from the following investments (not including short-term U.S. Treasury bills).

Portfolio Company	Transaction Date	Quantity	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
PSQ Holdings, Inc. (d/b/a PublicSq.) - Common Shares(3)	Various	220,000	$2.87	$631,713	$458,412
Total				$631,713	$458,412

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of August 7, 2024, SuRo Capital held 1,756,032 PSQ Holdings, Inc. (d/b/a PublicSq.) public common shares.

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

Note Repurchase Program

On August 6, 2024, the Company’s Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows the Company to repurchase up to 46.67%, or $35.0 million in aggregate principal amount, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. As of August 7, 2024, the Company had not repurchased any of the 6.00% Notes due 2026 under the Note Repurchase Program.

Convertible Note Purchase Agreement

On August 6, 2024, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and between the Company and the purchaser identified therein (the “Purchaser”), pursuant to which the Company may issue up to a maximum of $75.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Convertible Notes”). Pursuant to the Note Purchase Agreement, the Company agreed to issue and sell, and the Purchaser agreed to purchase, up to $25.0 million in aggregate principal amount of the Convertible Notes (the “Initial Notes”). Thereafter, upon mutual agreement between the Company and the Purchaser, it may issue additional Convertible Notes for sale in subsequent offerings (the “Additional Notes”), or issue additional notes with modified pricing terms (the “New Notes”), in the aggregate for both the Additional Notes and the New Notes, up to a maximum of $50.0 million in one or more private offerings. The Purchaser will acquire, and the Company will issue, up to $25.0 million of the Initial Notes on or about August 14, 2024 (the “Initial Closing Date”), and thereafter at such time and date as the Purchaser and the Company mutually agree to purchase and sell any Additional Notes.

Interest on the Convertible Notes will be paid quarterly in arrears on March 30, June 30, September 30, and December 30, at a rate of 6.50% per year, beginning September 30, 2024. The Convertible Notes will mature on August 14, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after August 6, 2027 upon the fulfillment of certain conditions. The Convertible Notes will be convertible into shares of the Company’s common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, subject to adjustment as provided in the Note Purchase Agreement. The net proceeds from the offering will be used to repay outstanding indebtedness, make investments in accordance with the Company’s investment objective and investment strategy, and for other general corporate purposes. The Note Purchase Agreement includes customary representations, warranties, and covenants by the Company.

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

The Company’s two controlled portfolio companies as of June 30, 2024, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) and Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X. For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended June 30, 2023 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under Rule 1-02(w)(2).

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our quarterly reports on Form 10-Q and our annual report on Form 10-K in the “Risk Factors” sections. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, AI/big data/cloud, marketplaces, education technology, social/mobile/consumer, financial technology, and sustainability/alternative energy. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

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

Portfolio and Investment Activity

Six Months Ended June 30, 2024

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of June 30, 2024 of all of our portfolio investments was $182,904,880.

During the six months ended June 30, 2024, we funded investments in an aggregate amount of $34,999,944 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Supplying Demand, Inc. (d/b/a Liquid Death)	Preferred shares, Series F-1	1/18/2024	$9,999,996
Canva, Inc.	Common shares	4/17/2024	9,999,948
CW Opportunity 2 LP(1)	Class A Interest	5/7/2024	15,000,000
Total			$34,999,944

(1)	CW Opportunity 2 LP is an SPV that is invested in the Series C Preferred Shares of CoreWeave, Inc.

During the six months ended June 30, 2024, we capitalized fees of $73,100.

During the six months ended June 30, 2024, we exited or received proceeds from investments (not including short-term U.S. Treasury bills) in the amount of $10,551,335, net of transaction costs, and realized a net loss on investments of $453,686 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Nextdoor Holdings, Inc.(3)	Various	112,420	$1.92	$215,318	$(411,151)
PSQ Holdings, Inc. (d/b/a PublicSquare) - Warrants(4)	Various	100,000	1.03	102,998	60,067
Architect Capital PayJoy SPV, LLC(5)	6/28/2024	N/A	N/A	10,000,000	(6,745)
True Global Ventures 4 Plus Pte Ltd	6/28/2024	N/A	N/A	233,019	—
Total				$10,551,335	$(357,829)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of February 23, 2024, we had sold our remaining Nextdoor Holdings, Inc. public common shares.
(4)	As of June 30, 2024, we held 2,296,037 remaining PSQ Holdings, Inc. (d/b/a PublicSquare) public warrants.
(5)	On June 28, 2024, we redeemed the entirety of our Membership Interest in Architect Capital PayJoy SPV, LLC.

During the six months ended June 30, 2024, we did not write-off any investments.

Six Months Ended June 30, 2023

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value, as of June 30, 2023, of all of our portfolio investments, excluding short-term U.S. Treasury bills, was $160,283,146.

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

During the six months ended June 30, 2023, we exited or received proceeds from investments (not including short-term U.S. Treasury bills) in the amount of $7,587,861, net of transaction costs, and realized a net loss on investments of $13,080,856 (including adjustments to amounts held in escrow receivable) as shown in following table:

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

During the six months ended June 30, 2023, we did not write-off any investments, not otherwise noted above.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

Operating results for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Investment Income	$1,027,353	$1,372,218	$2,555,444	$2,671,300
Interest income	1,027,353	1,309,073	2,533,569	2,545,010
Dividend income	—	63,145	21,875	126,290
Total Operating Expenses	$4,682,978	$5,177,558	$9,433,971	$10,698,405
Compensation expense	2,198,509	2,117,872	4,383,827	4,254,626
Directors’ fees	167,825	161,661	338,938	322,226
Professional fees	586,825	916,579	1,315,384	1,907,413
Interest expense	1,214,267	1,214,267	2,428,534	2,427,553
Income tax expense	52,794	90,826	54,894	620,606
Other expenses	462,758	676,353	912,394	1,165,981
Net Investment Loss	$(3,655,625)	$(3,805,340)	$(6,878,527)	$(8,027,105)
Net realized loss on investments	(29,612)	(13,270,199)	(453,686)	(13,080,856)
Net change in unrealized appreciation/(depreciation) of investments	(6,965,946)	1,455,515	(25,384,316)	10,104,446
Net Change in Net Assets Resulting from Operations	$(10,651,183)	$(15,620,024)	$(32,716,529)	$(11,003,515)

Investment Income

Investment income decreased to $1,027,353 for the three months ended June 30, 2024 from $1,372,218 for the three months ended June 30, 2023. The net decrease between periods was due to a decrease in interest income from short-term U.S. Treasury bills and the repayment in full of the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan as of December 26, 2023, and a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) following our complete exit in December 2023. The decrease was offset by an increase in interest income on cash during the three months ended June 30, 2024, relative to the three months ended ended June 30, 2023.

Investment income decreased to $2,555,444 for the six months ended June 30, 2024 from $2,671,300 for the six months ended June 30, 2023. The net decrease between periods was due to a decrease in interest income from short-term U.S. Treasury bills and the repayment in full of the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan as of December 26, 2023, and a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) following our complete exit in December 2023. The decrease was offset by an increase in interest income received on cash and from Architect Capital PayJoy SPV, LLC during the six months ended June 30, 2024, relative to the six months ended June 30, 2023.

Operating Expenses

Total operating expenses decreased to $4,682,978 for the three months ended June 30, 2024 from $5,177,558 for the three months ended June 30, 2023. The decrease in operating expense was primarily due to decreases in income tax expense related to blocker corporations, professional fees, and other expenses, offset by increases primarily in compensation expense and stock-based compensation expense during the three months ended June 30, 2024, relative to the three months ended June 30, 2023.

Total operating expenses decreased to $9,433,971 for the six months ended June 30, 2024 from $10,698,405 for the six months ended June 30, 2023. The decrease in operating expense was primarily due to decreases in income tax expense related to blocker corporations, professional fees, and other expenses, offset by increases primarily in compensation expense and stock-based compensation expense during the six months ended June 30, 2024, relative to the six months ended June 30, 2023.

Net Investment Loss

For the three months ended June 30, 2024, we recognized a net investment loss of $3,655,625, compared to a net investment loss of $3,805,340 for the three months ended June 30, 2023. The change between periods resulted from a decrease in total investment income and operating expenses during the three months ended June 30, 2024, relative to the three months ended June 30, 2023.

For the six months ended June 30, 2024, we recognized a net investment loss of $6,878,527, compared to a net investment loss of $8,027,105 for the six months ended June 30, 2023. The change between periods resulted from a decrease in operating expenses during the six months ended June 30, 2024, relative to the six months ended June 30, 2023.

Net Realized Loss on Investments

For the three months ended June 30, 2024, we recognized a net realized loss on our investments of $29,612, compared to a net realized loss of $13,270,199 for the three months ended June 30, 2023. The components of our net realized losses on portfolio investments for the three months ended June 30, 2024 and 2023, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the six months ended June 30, 2024, we recognized a net realized loss on our investments of $453,686, compared to a net realized loss of $13,080,856 for the six months ended June 30, 2023. The components of our net realized losses on portfolio investments for the six months ended June 30, 2024 and 2023, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2024 and 2023, we had a net change in unrealized appreciation/(depreciation) of $(6,965,946) and $1,455,515, respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended June 30, 2024 and 2023.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended June 30, 2024	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended June 30, 2023
Blink Health, Inc.	$8,312,921	Ozy Media, Inc.(1)	$10,945,024
ServiceTitan, Inc.	1,039,251	Nextdoor Holdings, Inc.(1)	4,227,458
Stormwind, LLC	(1,865,441)	Shogun Enterprises, Inc. (d/b/a Hearth)	4,051,105
PSQ Holdings, Inc. (d/b/a PublicSquare)	(2,561,945)	Colombier Sponsor LLC	2,387,898
Learneo, Inc. (f/k/a Course Hero, Inc.)	(13,945,631)	Forge Global, Inc.	1,705,490
		Orchard Technologies, Inc.	1,210,675
		Stormwind, LLC	1,206,200
		Whoop, Inc.	(1,775,407)
		Trax, Ltd.	(2,346,683)
		Learneo, Inc. (f/k/a Course Hero, Inc.)	(18,251,804)

Other(2)	2,054,899	Other(2)	(1,904,441)
Total	$(6,965,946)	Total	$1,455,515

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024 and 2023, we had a net change in unrealized appreciation/(depreciation) of $(25,384,316) and $10,104,446, respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the six months ended June 30, 2024 and 2023.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Six Months Ended June 30, 2024	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Six Months Ended June 30, 2023
Blink Health, Inc.	$8,178,720	Colombier Sponsor LLC	$14,470,770
ServiceTitan, Inc.	2,484,626	Ozy Media, Inc.(1)	10,945,024
FourKites, Inc.	1,904,023	Nextdoor Holdings, Inc.(1)	4,389,675
Xgroup Holdings Limited (d/b/a Xpoint)	1,114,839	Shogun Enterprises, Inc. (d/b/a Hearth)	4,349,318
Orchard Technologies, Inc.	(1,158,150)	Varo Money, Inc.	2,489,436
Residential Homes for Rent, LLC (d/b/a Second Avenue)	(1,379,719)	Forge Global, Inc.	1,755,652
Forge Global, Inc.	(2,257,374)	OneValley, Inc. (f/k/a NestGSV, Inc.)	(1,679,936)
PSQ Holdings, Inc. (d/b/a PublicSquare)	(2,497,333)	Trax, Ltd.	(2,241,286)
StormWind, LLC	(3,761,225)	Whoop, Inc.	(2,775,301)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(26,944,664)	Aspiration Partners, Inc.	(2,851,678)
		Orchard Technologies, Inc.	(3,489,052)
		Learneo, Inc. (f/k/a Course Hero, Inc.)	(17,995,785)
Other(2)	(1,068,059)	Other(2)	2,737,609
Total	$(25,384,316)	Total	$10,104,446

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2024.

Recent Developments

Note Repurchase Program

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to 46.67%, or $35.0 million in aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. As of August 7, 2024, we had not repurchased any of the 6.00% Notes due 2026 under the Note Repurchase Program.

Convertible Notes

On August 6, 2024, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and between the Company and the purchaser identified therein (the “Purchaser”), pursuant to which we may issue up to a maximum of $75.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Convertible Notes”). Pursuant to the Note Purchase Agreement, we agreed to issue and sell, and the Purchaser agreed to purchase, up to $25.0 million in aggregate principal amount of the Convertible Notes (the “Initial Notes”). Thereafter, upon mutual agreement between the Company and the Purchaser, we may issue additional Convertible Notes for sale in subsequent offerings (the “Additional Notes”), or issue additional notes with modified pricing terms (the “New Notes”), in the aggregate for both the Additional Notes and the New Notes, up to a maximum of $50.0 million in one or more private offerings. The Purchaser will acquire, and we will issue, up to $25.0 million of the Initial Notes on or about August 14, 2024 (the “Initial Closing Date”), and thereafter at such time and date as the Purchaser and we mutually agree to purchase and sell any Additional Notes. Interest on the Convertible Notes will be paid quarterly in arrears on March 30, June 30, September 30, and December 30, at a rate of 6.50% per year, beginning September 30, 2024. The Convertible Notes will mature on August 14, 2029 and may be redeemed in whole or in part at any time or from time to time at our option on or after August 6, 2027 upon the fulfillment of certain conditions. The Convertible Notes will be convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of our common stock per $1,000 principal amount of the Convertible Notes, subject to adjustment as provided in the Note Purchase Agreement. The net proceeds from the offering will be used to repay outstanding indebtedness, make investments in accordance with our investment objective and investment strategy, and for other general corporate purposes. The Note Purchase Agreement includes customary representations, warranties, and covenants by the Company.

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of June 30, 2024 for details regarding activity in our investment portfolio from July 1, 2024 through August 7, 2024.

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

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities — At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”), all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of June 30, 2024.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the six months ended June 30, 2024 and 2023, our operating expenses including interest payments on our debt obligations were $9,433,971 and $10,698,405, respectively.

Cash Reserves and Liquid Securities	June 30, 2024	December 31, 2023
Cash	$54,379,773	$28,178,352
Cash Equivalents:
U.S. Treasury bills(1)	—	63,810,855
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	3,241,634	6,970,612
Subject to other sales restrictions(3)	8,502,229	8,542,386
Securities of publicly traded portfolio companies	11,743,863	15,512,998
Total Cash Reserves and Liquid Securities	$66,123,636	$107,502,205

(1)	Consists of short-term U.S. Treasury bills.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the six months ended June 30, 2024, cash increased to $54,379,773 from $28,178,352 at the beginning of the year. The increase in cash was primarily due to the sale or exit of investments, including short-term U.S. Treasury bills and other investment income received, offset by the purchase of new investments, repurchase of our common stock pursuant to a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”), payment of our operating expenses, and payment of interest on the 6.00% Notes due 2026. For additional information relating to the Modified Dutch Auction Tender Offer, see “Modified Dutch Auction Tender Offer” below and “Note 5 - Common Stock” to our condensed consolidated financial statements as of June 30, 2024.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2024 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$75.0	$—	$75.0	$—	$—
Operating lease liability	0.1	0.1	—	—	—
Total	$75.1	$0.1	$75.0	$—	$—

(1)	Reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of June 30, 2024. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of June 30, 2024 for more information.

Share Repurchase Program

During the three and six months ended June 30, 2024, we did not repurchase any shares of our common stock under the discretionary open-market share repurchase program (the “Share Repurchase Program”). During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock under the Share Repurchase Program. As of June 30, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2024.

Modified Dutch Auction Tender Offer

On February 20, 2024, we commenced the Modified Dutch Auction Tender Offer to purchase up to 2,000,000 shares of our common stock from our stockholders, which expired on April 1, 2024. In accordance with the terms of the Modified Dutch Auction Tender Offer, we selected the lowest price per share of not less than $4.00 per share and not greater than $5.00 per share.

Pursuant to the Modified Dutch Auction Tender Offer, we repurchased 2,000,000 shares, representing 7.9% of our then-outstanding shares, on or about April 5, 2024 at a price of $4.70 per share. We used available cash to fund the purchase of our shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three and six months ended June 30, 2024, we did not issue or sell Shares under the ATM program. As of June 30, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program. During the three and six months ended June 30, 2023, we did not issue or sell Shares under the ATM program.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2024 for more information regarding the ATM Program.

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

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of June 30, 2024 for more information regarding the 6.00% Notes due 2026.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2024. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Condensed Consolidated Financial Statements as of June 30, 2024 for more information. The Taxable Subsidiaries included in our Condensed Consolidated Financial Statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of June 30, 2024 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of June 30, 2024 for more information.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of June 30, 2024, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2023 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as stated below, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the six months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2024	—	$—	—	$20,686,087
February 1 through February 28, 2024	—	—	—	20,686,087
March 1 through March 31, 2024	—	—	—	20,686,087
April 1 through April 30, 2024(3)	2,000,000	4.70	2,000,000	20,686,087
May 1 through May 31, 2024	—	—	—	20,686,087
June 1 through June 30, 2024	—	—	—	20,686,087
Total	2,000,000		2,000,000

(1)	On August 7, 2023, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and six months ended June 30, 2024, we did not repurchase shares of common stock under the Share Repurchase Program. As of June 30, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million. For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2024.

(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(3)	On or about April 5, 2024, we repurchased 2,000,000 shares of our common stock pursuant to the Modified Dutch Auction Tender Offer. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Modified Dutch Auction Tender Offer” in Part I of this quarterly report on Form 10-Q for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Item 1.01. Entry into a Material Definitive Agreement

On August 6, 2024, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and between the Company and the purchaser identified therein (the “Purchaser”), pursuant to which we may issue up to a maximum of $75,000,000 in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Convertible Notes”). Pursuant to the Note Purchase Agreement, we agreed to issue and sell, and the Purchaser agreed to purchase, up to $25,000,000 in aggregate principal amount of the Convertible Notes (the “Initial Notes”). Thereafter, upon the mutual agreement of the Company and the Purchaser, we may issue additional Convertible Notes for sale in subsequent offerings (the “Additional Notes”), or issue additional notes with modified pricing terms (the “New Notes”), in the aggregate for both the Additional Notes and the New Notes, up to a maximum of $50,000,000 in one or more private offerings. The Purchaser will acquire, and we will issue, up to $25 million of the Initial Notes on or about August 14, 2024 (the “Initial Closing Date”), and thereafter at such time and date as the Purchaser and the Company mutually agree to purchase and sell any Additional Notes. Interest on the Convertible Notes will be paid quarterly in arrears on March 30, June 30, September 30, and December 30, at a rate of 6.50% per year, beginning September 30, 2024. The Convertible Notes will mature on August 14, 2029 and may be redeemed in whole or in part at any time or from time to time at our option on or after August 6, 2027 upon the fulfillment of certain conditions. The Convertible Notes will be convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the Convertible Notes, subject to adjustment as provided in the Note Purchase Agreement. The net proceeds from the offering will be used to repay outstanding indebtedness, make investments in accordance with our investment objective and investment strategy, and for other general corporate purposes. The Note Purchase Agreement includes customary representations, warranties, and covenants by the Company.

The description above is qualified in its entirety by reference to the copy of the Note Purchase Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The disclosure set forth above under Item 1.01 is incorporated by reference herein.

(b) None.

(c) For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Note Purchase Agreement, dated August 6, 2024, by and between the Registrant and the purchaser party thereto*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Link base Document
101.DEF	Inline XBRL Definition Link base Document
101.LAB	Inline XBRL Label Link base Document
101.PRE	Inline XBRL Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	August 8, 2024	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 8, 2024	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

