Form 10-Q
period 2024-09-30
SURO CAPITAL CORP.
filed 2024-11-08
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The issuer had 23,378,002 shares of common stock, $0.01 par value per share, outstanding as of November 7, 2024.

SURO CAPITAL CORP.

PART I

Item 1. Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $219,324,308 and $160,994,161, respectively)	$189,057,313	$147,167,535
Non-controlled/affiliate investments (cost of $20,605,400 and $32,775,940, respectively)	8,645,465	24,931,333
Controlled investments (cost of $1,602,940 and $18,771,097, respectively)	1,600,000	11,982,381
Total Portfolio Investments	199,302,778	184,081,249
Investments in U.S. Treasury bills (cost of $0 and $63,792,704, respectively)	—	63,810,855
Total Investments (cost of $241,532,648 and $276,333,902, respectively)	199,302,778	247,892,104
Cash	32,737,114	28,178,352
Proceeds receivable	124,950	—
Escrow proceeds receivable	63,745	309,293
Interest and dividends receivable	88,950	132,607
Deferred financing costs	492,952	594,726
Prepaid expenses and other assets(1)	971,360	494,602
Total Assets	233,781,849	277,601,684
LIABILITIES
Accounts payable and accrued expenses(1)	2,985,454	346,308
Dividends payable	44,700	152,523
6.00% Notes due December 30, 2026(2)	49,158,918	73,745,207
6.50% Convertible Notes due August 14, 2029(3)	24,155,570	—
Total Liabilities	76,344,642	74,244,038
Commitments and contingencies (Notes 7 and 10)
Net Assets	$157,437,207	$203,357,646
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 23,378,002 and 25,445,805 issued and outstanding, respectively)	$233,780	$254,458
Paid-in capital in excess of par	240,723,120	248,454,107
Accumulated net investment loss	(14,390,511)	(4,304,111)
Accumulated net realized loss on investments, net of distributions	(26,661,214)	(12,348,772)
Accumulated net unrealized appreciation/(depreciation) of investments	(42,467,968)	(28,698,036)
Net Assets	$157,437,207	$203,357,646
Net Asset Value Per Share	$6.73	$7.99

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of September 30, 2024, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.50%) had a face value $49,746,600. As of December 31, 2023, the 6.00% Notes due 2026 (effective interest rate of 6.53%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of September 30, 2024, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.16%) had a face value $25,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$578,603	$28,070	$1,111,360	$117,939
Dividend income	166,153	63,145	188,028	189,435
Controlled investments:
Interest income	143,961	400,000	955,628	954,425
Interest income from U.S. Treasury bills	—	974,531	1,189,145	2,875,247
Total Investment Income	888,717	1,465,746	3,444,161	4,137,046
OPERATING EXPENSES
Compensation expense	1,916,361	2,123,704	6,300,188	6,378,330
Directors’ fees	171,661	161,661	510,599	483,887
Professional fees	515,244	277,075	1,830,628	2,184,488
Interest expense	1,153,466	1,215,248	3,582,000	3,642,801
Income tax expense	—	—	54,894	620,606
Other expenses	339,858	356,484	1,252,252	1,522,465
Total Operating Expenses	4,096,590	4,134,172	13,530,561	14,832,577
Net Investment Loss	(3,207,873)	(2,668,426)	(10,086,400)	(10,695,531)
Realized Loss on Investments:
Non-controlled/non-affiliated investments	(328,520)	(1,461,281)	(775,461)	(3,597,113)
Non-controlled/affiliate investments	(6,598,530)	—	(6,598,530)	(10,945,024)
Controlled investments	(6,786,462)	—	(6,793,207)	—
Net Realized Loss on Investments	(13,713,512)	(1,461,281)	(14,167,198)	(14,542,137)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(145,244)	—	(145,244)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(1,988,131)	27,760,743	(24,362,275)	13,544,366
Non-controlled/affiliate investments	6,811,103	1,568,324	3,806,567	25,939,147
Controlled investments	6,791,412	(6,000)	6,785,776	(56,000)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	11,614,384	29,323,067	(13,769,932)	39,427,513
Net Change in Net Assets Resulting from Operations	$(5,452,245)	$25,193,360	$(38,168,774)	$14,189,845
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(0.23)	$0.99	$(1.59)	$0.53
Diluted(2)	$(0.23)	$0.99	$(1.59)	$0.53
Weighted-Average Common Shares Outstanding
Basic	23,378,002	25,351,306	24,058,085	26,549,672
Diluted(2)	23,378,002	25,351,306	24,058,085	26,549,672

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the three and nine months ended September 30, 2024, 3,225,808 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the three and nine months ended September 30, 2023, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Net Assets at Beginning of Year	$203,357,646	$210,020,702

Change in Net Assets Resulting from Operations
Net investment loss	(3,222,902)	(4,221,765)
Net realized gain/(loss) on investments	(424,074)	189,343
Net change in unrealized appreciation/(depreciation) of investments	(18,418,370)	8,648,931
Net Change in Net Assets Resulting from Operations	(22,065,346)	4,616,509
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	428,835	405,858
Net Change in Net Assets Resulting from Capital Transactions	428,835	405,858
Total Change in Net Assets	(21,636,511)	5,022,367
Net Assets at March 31	$181,721,135	$215,043,069

Change in Net Assets Resulting from Operations
Net investment loss	(3,655,625)	(3,805,340)
Net realized loss on investments	(29,612)	(13,270,199)
Net change in unrealized appreciation/(depreciation) of investments	(6,965,946)	1,455,515
Net Change in Net Assets Resulting from Operations	(10,651,183)	(15,620,024)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	642,239	769,679
Repurchases of common stock	(9,400,000)	(13,500,000)
Net Change in Net Assets Resulting from Capital Transactions	(8,757,761)	(12,730,321)
Total Change in Net Assets	(19,408,944)	(28,350,345)
Net Assets at June 30	$162,312,191	$186,692,724

Change in Net Assets Resulting from Operations
Net investment loss	$(3,207,873)	$(2,668,426)
Net realized loss on investments	(13,713,512)	(1,461,281)
Realized loss on partial repurchase of 6.00% Notes due 2026	(145,244)	—
Net change in unrealized appreciation/(depreciation) of investments	11,614,384	29,323,067
Net Change in Net Assets Resulting from Operations	(5,452,245)	25,193,360
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	577,261	763,644
Repurchases of common stock	—	(678,685)
Net Change in Net Assets Resulting from Capital Transactions	577,261	84,959
Total Change in Net Assets	(4,874,984)	25,278,319
Net Assets at September 30	$157,437,207	$211,971,043

Capital Share Activity
Shares outstanding at beginning of year	25,445,805	28,429,499
Issuance of common stock under restricted stock plan, net(1)	(67,803)	(33,898)
Shares repurchased	(2,000,000)	(3,186,493)
Shares Outstanding at End of Period	23,378,002	25,209,108

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(38,168,774)	$14,189,845
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments	14,167,198	14,542,137
Net change in unrealized (appreciation)/depreciation of investments	13,769,932	(39,427,513)
Amortization of discount on 6.00% Notes due 2026	399,016	211,835
Amortization of discount on 6.50% Convertible Notes due 2029	22,309	—
Stock-based compensation	1,648,335	1,939,181
Adjustments to escrow proceeds receivable	(313,376)	116,052
Accrued interest on U.S. Treasury bills	18,150	(243,674)
Purchases of investments in:
Portfolio investments	(57,786,755)	(19,836,933)
U.S. Treasury bills	—	(141,793,045)
Proceeds from sales or maturity of investments in:
Portfolio investments	14,941,469	8,328,163
U.S. Treasury bills	63,792,704	206,802,427
Change in operating assets and liabilities:
Proceeds receivable	(124,950)	—
Escrow proceeds receivable	245,548	318,848
Prepaid expenses and other assets	(476,758)	33,319
Interest and dividends receivable	43,657	37,906
Accounts payable and accrued expenses	2,639,146	2,453,641
Net Cash Provided by Operating Activities	14,816,851	47,672,189
Cash Flows from Financing Activities
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	25,000,000	—
Deferred debt issuance costs	(866,740)	—
Repurchases of 6.00% Notes due 2026	(25,028,770)	—
Realized loss on partial repurchase of 6.00% Notes due 2026	145,244	—
Repurchases of common stock	(9,400,000)	(14,178,685)
Cash dividends paid	(107,823)	(107,823)
Net Cash Used in Financing Activities	(10,258,089)	(14,286,508)
Total Increase in Cash Balance	4,558,762	33,385,681
Cash Balance at Beginning of Year	28,178,352	40,117,598
Cash Balance at End of Period	$32,737,114	$73,503,279

Supplemental Information:	2024	2023
Interest paid	$3,208,352	$3,375,000
Taxes paid	54,894	530,556
Right of use asset obtained in exchange for operating lease liabilities	466,029	—

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/Quantity(5)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$10,832,901	6.88%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.35%
Total				14,999,972	20,832,872	13.23%
CW Opportunity 2 LP**(8)	Evanston, IL
Membership Interest, Class A***	AI Infrastructure Fund	5/7/2024	$15,000,000	15,176,443	18,074,249	11.48%
ARK Type One Deep Ventures Fund LLC**(9)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,697,509	17,675,000	11.23%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	7,211,748	4.58%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	10,141,088	6.44%
Total				15,004,340	17,352,836	11.02%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	15,283,297	9.71%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	13,832,852	8.79%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,150,854	7.08%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	10,249,753	6.51%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	6.35%
Canva, Inc.**	Sydney, Australia
Common shares	Productivity Software	4/17/2024	9,375	10,058,820	9,651,629	6.13%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,709,720	1.72%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,709,723	1.72%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	410,965	0.26%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	387,102	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	6,217,510	3.95%
CoreWeave, Inc.	Roseland, NJ
Common shares	AI Infrastructure	9/26/2024	5,556	5,002,973	5,000,400	3.18%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common shares, Class A(3)	E-Commerce Marketplace	4/1/2021	1,616,187	1,273,125	3,975,820	2.53%
Warrants, Strike Price $11.50, Expiration Date 7/19/2028(3)		4/1/2021	2,296,037	985,722	482,168	0.31%
Total				2,258,847	4,457,988	2.83%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.21%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.32%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	20,330	0.01%
Total				10,513,661	4,011,683	2.55%
True Global Ventures 4 Plus Pte Ltd**(10)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	727,759	3,793,360	2.41%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2024

Portfolio Investments*	Headquarters/ Industry(15)	Date of Initial Investment	Shares/ Principal/Quantity(5)	Cost	Fair Value	% of Net Assets
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	3,667,552	2.33%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	3,667,552	2.33%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.59%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.32%
Total				3,003,040	3,000,002	1.91%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	151,207	0.10%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.68%
Total				10,005,748	2,798,224	1.78%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(11)	Chicago, IL
Preferred shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	1,667,066	1.06%
Xgroup Holdings Limited (d/b/a Xpoint)(7)(12)	Philadelphia, PA
Preferred shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	161,862	0.10%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,171,540	0.74%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	324,931	0.21%
Total				1,383,029	1,658,333	1.05%
Forge Global, Inc.	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,145,875	2,093,988	1,501,096	0.95%
Oklo, Inc.**(13)	Santa Clara, CA
Common shares, Class A(3)	Advanced Nuclear Technology	7/21/2021	239,300	250,855	1,405,641	0.89%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,258,643	0.80%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	1,233,033	0.78%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	$1,000,000	1,004,240	1,000,000	0.64%
Stake Trade, Inc. (d/b/a Prophet Exchange)(7)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	$1,000,000	1,002,153	862,362	0.55%
Skillsoft Corp.	Nashua, NH
Common shares(3)	Online Education	6/8/2021	49,092	9,818,428	760,926	0.48%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.32%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	157,658	0.10%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	2,498	—%
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)	Marina Del Rey, CA
Preferred shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2024

Portfolio Investments*	Headquarters/ Industry(15)	Date of Initial Investment	Shares/ Principal/Quantity(5)	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(14)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$219,324,308	$189,057,313	120.08%
NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(15)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$472,557	0.30%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,104,539	3.24%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,944,447	1.87%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	123,922	0.08%
Total				6,387,741	8,645,465	5.49%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$20,605,400	$8,645,465	5.49%

CONTROLLED(2)
Colombier Sponsor II LLC**(6)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	1,103,719	1,101,695	0.70%
Class W Units			1,600,000	499,221	498,305	0.32%
Total				1,602,940	1,600,000	1.02%

Total Controlled				$1,602,940	$1,600,000	1.02%

Total Portfolio Investments				$241,532,648	$199,302,778	126.59%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2024

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2024, 28.23% of its total investments are non-qualifying assets.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of September 30, 2024, the investments noted had been placed on non-accrual status.

(5)	Represents the respective number of shares, principal amount, fund commitment, or membership interest.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Series C Preferred Shares of CoreWeave, Inc. SuRo Capital is invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. The Series C Preferred Shares of CoreWeave, Inc. accrue a 10% per annum dividend, paid quarterly in cash or in-kind. The SPV does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate.

(9)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Equity of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Convertible Equity of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%. The management fees will adjust the cost of SuRo Capital Corp.’s investment in the fund.

(10)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc.

(11)	SuRo Capital Corp.’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(12)	On May 14, 2024, as part of Xgroup Holding Limited (d/b/a Xpoint)’s most recent financing round, SuRo Capital Corp.’s 6% Convertible Note due October 17, 2024 was converted into Series A Warrants, Series A-1 Warrants, and Series A-1 Shares.

(13)	On May 7, 2024, AltC Acquisition Corp. (“AltC”) stockholders approved a business combination with Oklo, Inc. (“Oklo”) and related proposals at a special meeting. On May 9, 2024, Oklo announced that it had consummated the business combination with AltC pursuant to a merger agreement between the parties, creating the resultant combined company Oklo, Inc. Upon closing of the business combination with Oklo, SuRo Capital Corp.’s Class A common shares and Class B common shares of AltC Sponsor LLC were converted into Class A shares of the post-closing company. SuRo Capital Corp.’s shares of Oklo, Inc. are subject to certain vesting conditions.

(14)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(15)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

Portfolio Investments*		Headquarters/ Industry		Date of Initial Investment	Shares/ Principal		Cost		Fair Value		% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)		Redwood City, CA
Preferred shares, Series A 8%		Online Education		9/18/2014		2,145,509		$5,000,001		$45,982,580	22.61%
Preferred shares, Series C 8%				11/5/2021		275,659		9,999,971		9,999,971	4.92%
Total								14,999,972		55,982,551	27.53%
ServiceTitan, Inc.		Glendale, CA
Common shares		Contractor Management Software		6/30/2023		151,515		10,008,233		11,960,975	5.88%
Blink Health, Inc.		New York, NY
Preferred shares, Series A		Pharmaceutical Technology		10/27/2020		238,095		5,000,423		1,692,855	0.83%
Preferred shares, Series C				10/27/2020		261,944		10,003,917		9,999,975	4.92%
Total								15,004,340		11,692,830	5.75%
Locus Robotics Corp.		Wilmington, MA
Preferred shares, Series F 6%		Warehouse Automation		11/30/2022		232,568		10,004,286		10,675,766	5.25%
Whoop, Inc.		Boston, MA
Preferred shares, Series C		Fitness Technology		6/30/2022		13,293,450		10,011,460		9,612,887	4.73%
Shogun Enterprises, Inc. (d/b/a Hearth)(13)		Austin, TX
Preferred shares, Series B-1		Home Improvement Finance		2/26/2021		436,844		3,501,657		3,132,942	1.54%
Preferred shares, Series B-2				2/26/2021		301,750		3,501,661		3,132,946	1.54%
Preferred shares, Series B-3				5/2/2022		56,936		530,822		475,152	0.23%
Preferred shares, Series B-4				7/12/2023		48,267		366,606		342,517	0.17%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026				7/12/2023		86,076		140,060		—	—%
Total								8,040,806		7,083,557	3.48%
FourKites, Inc.		Chicago, IL
Common shares		Supply Chain Technology		7/7/2023		1,398,024		8,530,389		6,926,176	3.41%
Orchard Technologies, Inc.(12)		New York, NY
Preferred shares, Series D 8%		Real Estate Platform		8/9/2021		558,053		3,751,518		—	—%
Senior Preferred shares, Series 2				8/9/2021		58,771		587,951		—	—%
Senior Preferred shares, Series 1 7%				1/13/2023		441,228		4,418,406		4,854,086	2.39%
Common shares				8/9/2021		558,053		3,751,518		—	—%
Total								12,509,393		4,854,086	2.39%
True Global Ventures 4 Plus Pte Ltd**		Singapore, Singapore
Limited Partner Fund Investment(8)		Venture Investment Fund		8/27/2021		1		960,778		4,054,309	1.99%
Neutron Holdings, Inc. (d/b/a/ Lime)		San Francisco, CA
Junior Preferred shares, Series 1-D		Micromobility		1/25/2019		41,237,113		10,007,322		3,485,014	1.71%
Junior Preferred Convertible Note 4% Due 5/11/2027***				5/11/2020		$506,339		506,339		506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027				5/11/2020		2,032,967		—		—	—%
Total								10,513,661		3,991,353	1.96%
Forge Global, Inc.**		San Francisco, CA
Common shares(3)		Online Marketplace Finance		7/20/2011		1,145,875		2,093,988		3,930,351	1.93%
PayJoy, Inc.		San Francisco, CA
Preferred shares		Mobile Access Technology		7/23/2021		244,117		2,501,570		2,500,002	1.23%
Simple Agreement for Future Equity				5/25/2023		1		501,470		500,000	0.25%
Total								3,003,040		3,000,002	1.48%
Residential Homes for Rent, LLC (d/b/a Second Avenue)		Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform		12/23/2020		150,000		1,500,000		2,452,792		1.21%
Varo Money, Inc.**		San Francisco, CA
Common shares		Financial Services		8/11/2021		1,079,266		10,005,548		2,316,590	1.14%

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

September 30, 2024

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

The table below displays the Company’s subsidiaries as of September 30, 2024, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate entities for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture capital-backed emerging companies. The Company may invest in these portfolio companies through direct offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, negotiations with selling stockholders, investment funds, or through special purpose vehicles (“SPVs”) and other investment funds for the purpose of investing in securities of a single private issuer. In addition, the Company may invest in private credit and in founders equity, founders warrants, and private investment in public equity transactions of special purpose acquisition companies (“SPACs”). The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Segments

The Company invests in and lends to portfolio companies in various industries, including artificial intelligence, consumer goods and services, education technology, financial technology and services, logistics and supply chain, software-as-a-service, and others. The Company separately evaluates the performance of each of its portfolio company investments. However, because each of these venture capital investments has similar business and economic characteristics, they have been aggregated into a single reportable segment.

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

Special Purpose Vehicles and Investment Funds

At various times, the Company may utilize SPVs and similar investment fund structures in the investment process. The Company advances money to these SPVs or investment funds that are formed for the specific purpose of investing in securities of a single private issuer. Generally speaking, these single asset SPVs have the following characteristics: (1) the underlying investment in the securities of the single private issuer is the sole activity of the SPV or investment fund; (2) the Company’s underlying ownership of the single private issuer is proportionate to the Company’s contributions made to the SPV or investment fund; and (3) the Company will receive its proportionate share of the cash proceeds as the single private issuer is monetized and distributed. The Condensed Consolidated Schedule of Investments presents the value of the Company’s investment in the SPV or investment fund. These SPV and fund investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors. The SPVs may incur a tax liability associated with distributions made by underlying portfolio investments. If an SPV or investment fund charges management fees or prepaid partnership expenses, those fees may adjust the cost of the SPV.

In valuing the Company’s investments in venture investment funds (“Venture Investment Funds”), the Company may apply the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

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

September 30, 2024

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2024 and December 31, 2023 for details regarding the nature and composition of the Company’s investment portfolio.

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of September 30, 2024 and December 31, 2023, the Company had $63,745 and $309,293, respectively, in escrow proceeds receivable.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Deferred Financing Costs

The Company records fees and expenses incurred in connection with financing or capital raising activities relating to the Company’s shelf registration statement on Form N-2 as deferred financing costs. The Company also incurred additional offering costs in connection with its 6.00% Notes due 2026. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or as the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. These costs are deferred and amortized using the straight-line method over the respective life of the financing instrument. For modifications to a financing instrument, any unamortized origination costs are expensed.

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of September 30, 2024 and December 31, 2023, the Company had deferred financing costs of $492,952 and $594,726, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2024	December 31, 2023
Deferred debt issuance costs	$1,432,112	$1,254,793
Deferred financing costs	492,952	594,726
Total	$1,925,064	$1,849,519

Refer to “Note 10 — Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

Operating Leases & Related Deposits

The Company accounts for its operating leases as prescribed by ASC 842, Leases, which requires lessees to recognize a right-of-use asset on the balance sheet, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. On September 1, 2024, the Company extended the previous operating lease for office space, for an additional term of three years and three months, expiring March 31, 2028 . The Company has recorded a right-of-use asset and a corresponding lease liability for the operating lease obligation. These amounts have been discounted using the rate implicit in the lease. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for further detail.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of September 30, 2024 and December 31, 2023, the Company had no escrow deposits.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

September 30, 2024

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023- 07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its condensed consolidated financial statements.

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

September 30, 2024

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

The Company’s investment in Churchill Sponsor VII LLC, the sponsor of Churchill Capital Corp. VII, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mark D. Klein, the Company’s Chairman, Chief Executive Officer and President, has a non-controlling interest in the entity that controls Churchill Sponsor VII LLC, and is a non-controlling member of the board of directors of Churchill Capital Corp. VII. In addition, Mr. Klein’s brother, Michael Klein, is a control person of such Churchill entities. On August 18, 2024, Churchill Capital Corp. VII announced that it would not consummate an initial business combination within the time period required by its Amended and Restated Certificate of Incorporation, as amended, and the Company realized a loss on the entirety of its Churchill Sponsor VII LLC common share units and warrant units in the amount of $300,000.

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of September 30, 2024, the fair value of the Company’s remote-affiliate investment in Skillsoft was $760,926.

The Company’s initial investment in Shogun Enterprises, Inc. (d/b/a Hearth) on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was, at the time of investment, a non-controlling member of the board of directors of Shogun Enterprises, Inc. and held a minority equity interest in such portfolio company. As of September 30, 2024, the fair value of the Company’s remote-affiliate investment in Shogun Enterprises, Inc. (d/b/a Hearth) was $6,217,510.

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

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, were non-controlling members of the board of directors of Colombier Acquisition Corp., a SPAC, which was sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies until its dissolution upon completion of Colombier Acquisition Corp.’s business combination into PSQ Holdings, Inc. (d/b/a PublicSquare). As of September 30, 2024, the fair value of the Company’s investment in PSQ Holdings, Inc. (d/b/a PublicSquare) was $4,457,988.

The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp, a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controlled AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, was a non-controlling member of the board of directors of AltC Acquisition Corp until its dissolution upon completion of AltC Acquisition Corp.’s business combination into Oklo, Inc. As of September 30, 2024, the fair value of the Company’s investment in Oklo, Inc. was $1,405,641.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of September 30, 2024, the Company had 60 positions in 37 portfolio companies. As of December 31, 2023, the Company had 63 positions in 38 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$142,318,655	$138,567,805	88.0%	$107,209,010	$122,744,564	60.4%
Common Stock(2)	77,620,619	47,725,515	30.3%	73,003,835	39,086,792	19.2%
Debt Investments	2,777,197	506,339	0.3%	5,146,349	3,098,734	1.5%
Options	4,394,059	4,377,468	2.8%	12,057,878	3,638,161	1.8%
Total Private Portfolio Companies	227,110,530	191,177,127	121.4%	197,417,072	168,568,251	82.9%
Publicly Traded Portfolio Companies
Common Stock	13,436,396	7,643,483	4.9%	14,095,473	13,548,248	6.7%
Options	985,722	482,168	0.3%	1,028,653	1,964,750	1.0%
Total Publicly Traded Portfolio Companies	14,422,118	8,125,651	5.2%	15,124,126	15,512,998	7.7%
Total Portfolio Investments	241,532,648	199,302,778	126.6%	212,541,198	184,081,249	90.6%
Non-Portfolio Investments
U.S. Treasury Bills	—	—	—%	63,792,704	63,810,855	31.4%
Total Investments	$241,532,648	$199,302,778	126.6%	$276,333,902	$247,892,104	121.9%

(1)	Preferred Stock includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Equity of OpenAI Global, LLC, and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc.
(2)	Common Stock includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
West	$67,596,353	33.9%	42.9%	$108,500,197	58.9%	53.4%
Northeast	54,288,613	27.2%	34.5%	41,538,359	22.6%	20.4%
Midwest	37,441,611	18.8%	23.8%	17,881,248	9.7%	8.8%
Southeast	23,732,988	11.9%	15.1%	12,107,136	6.6%	6.0%
International	16,243,213	8.2%	10.3%	4,054,309	2.2%	2.0%
Total	$199,302,778	100.0%	126.6%	$184,081,249	100.0%	90.6%

	As of September 30, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Software-as-a-Service	$51,305,994	25.7%	32.5%	$32,654,520	17.7%	16.1%
Artificial Intelligence Infrastructure & Application	42,155,290	21.2%	26.8%	—	—%	—%
Consumer Goods & Services	32,302,519	16.2%	20.5%	24,323,850	13.2%	12.0%
Education Technology	30,239,263	15.2%	19.2%	69,381,463	37.7%	34.1%
Logistics & Supply Chain	21,400,607	10.7%	13.6%	17,984,323	9.8%	8.8%
Financial Technology & Services	17,720,752	8.9%	11.3%	34,925,270	19.0%	17.2%
SuRo Sports	4,178,353	2.1%	2.7%	4,811,823	2.6%	2.4%
Total	$199,302,778	100.0%	126.6%	$184,081,249	100.0%	90.6%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Artificial Intelligence Infrastructure	Advanced Nuclear Technology
& Application	AI Application Fund
AI Infrastructure
AI Infrastructure Fund
Consumer Goods & Services	E-Commerce Marketplace
Fitness Technology
Lifestyle Beverage Brand
Micromobility
Social Networking
Education Technology	Business Education
Interactive Learning
Online Education
Financial Technology & Services	Cannabis REIT
Carbon Credit Services
Financial Services
Mobile Access Technology
Mobile Finance Technology
Online Marketplace Finance
Real Estate Platform
Special Purpose Acquisition Company
Venture Investment Fund
Logistics & Supply Chain	Clean Technology
Supply Chain Technology
Warehouse Automation
Software-as-a-Service	Contractor Management Software
Global Innovation Platform
Home Improvement Finance
Knowledge Networks
Pharmaceutical Technology
Productivity Software
Retail Technology
Social Data Platform
SuRo Sports	Digital Media Technology
Gaming Licensing
Gaming Technology
Geolocation Technology
Interactive Media & Services
Sports Betting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2024 and December 31, 2023 are as follows:

	As of September 30, 2024
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$138,567,805	$138,567,805
Common Stock(2)	—	—	47,725,515	47,725,515
Debt Investments	—	—	506,339	506,339
Options	—	—	4,377,468	4,377,468
Private Portfolio Companies	—	—	191,177,127	191,177,127
Publicly Traded Portfolio Companies
Common Stock	6,237,842	1,405,641	—	7,643,483
Options	482,168	—	—	482,168
Publicly Traded Portfolio Companies	6,720,010	1,405,641	—	8,125,651
Total Investments at Fair Value	$6,720,010	$1,405,641	$191,177,127	$199,302,778

(1)	Preferred Stock includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Equity of OpenAI Global, LLC, and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc.
(2)	Common Stock includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$122,744,564	$122,744,564
Common Stock(1)	—	—	39,086,792	39,086,792
Debt Investments	—	—	3,098,734	3,098,734
Options	—	—	3,638,161	3,638,161
Private Portfolio Companies	—	—	168,568,251	168,568,251
Publicly Traded Portfolio Companies
Common Stock	5,005,862	8,542,386	—	13,548,248
Options	1,964,750	—	—	1,964,750
Publicly Traded Portfolio Companies	6,970,612	8,542,386	—	15,512,998
Total Portfolio Investments	6,970,612	8,542,386	168,568,251	184,081,249
Non-Portfolio Investments
U.S. Treasury bills	63,810,855	—	—	63,810,855
Total Investments at Fair Value	$70,781,467	$8,542,386	$168,568,251	$247,892,104

(1)	Common Stock includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2024 and December 31, 2023. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of September 30, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(6)	$138,567,805	Market approach	Revenue multiples	0.10x - 5.93x (1.61x)
			Private Company Discount	30%
			Precedent Transaction	25% - 100% (57%)
			Conversion Adjustment Premium	0.91%
		PWERM(5)	Revenue multiples	1.74x - 1.88x (1.81x)
			Dissolution Risk	100%
Common stock in private companies(7)	$47,725,515	Market approach	Revenue multiples	0.10x - 11.00x (8.44x)
			Private Company Discount	15% - 30% (24%)
			Precedent Transaction	25%
		PWERM(5)	AFFO(4) multiple	10.85x
			Dissolution Risk	100%
Debt investments	$506,339	Market approach	Revenue multiples	0.83x - 1.59x (1.49x)
Options	$4,377,468	Option Pricing Model	Term to expiration (Years)	2.61
			Volatility	54%

(1)	As of September 30, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Preferred Stock includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Equity of OpenAI Global, LLC, and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc.
(7)	Common Stock includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

As of December 31, 2023

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies	$122,744,564	Market approach	Revenue multiples	0.15x - 11.41x (2.73x)
		PWERM(5)	Discount rate	15%
Common stock in private companies(6)	$39,086,792	Market approach	Revenue multiples	0.15x - 11.13x (9.29x)
		PWERM(5)	DLOM	15.0% - 25.0% (18.5%)
			AFFO(4) multiple	10.79x
			Discount Rate	15.0%
Debt investments	$3,098,734	Market approach	Revenue multiples	1.21x - 1.66x (1.56x)
		PWERM(5)	DLOM	15.0%
Options	$3,638,161	PWERM(5)	Term to expiration (Years)	0.65 - 5.63 (0.79)
			Volatility	70%
			Discount Rate	15.0%
			DLOM	15% - 18% (16.0%)

(1)	As of December 31, 2023, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Common Stock includes the Company's Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2024 as follows:

	Nine Months Ended September 30, 2024
	Preferred Stock(1)	Common Stock(2)	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2023	$122,744,564	$39,086,792	$3,098,734	$3,638,161	$168,568,251
Transfers out of Level 3	—	(935,391)	—	—	(935,391)
Purchases, capitalized fees and interest	42,877,886	15,061,793	—	13,230	57,952,909
Sales/Redemptions of investments	(374,950)	(10,233,019)	(1,414,278)	(1,585,722)	(13,607,969)
Exercises and conversions	136,114	—	(1,338,976)	1,246,916	44,054
Realized gains/(losses)	(7,529,405)	(222,565)	384,102	(7,076,812)	(14,444,680)
Net change in unrealized appreciation/(depreciation) included in earnings	(19,286,404)	4,967,905	(223,243)	8,141,695	(6,400,047)
Fair Value as of September 30, 2024	$138,567,805	$47,725,515	$506,339	$4,377,468	$191,177,127
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2024	$(27,903,880)	$5,089,437	$—	$132,246	$(22,682,197)

(1)	Preferred Stock includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Equity of OpenAI Global, LLC, and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc.

(2)	Common Stock includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

(3)	During the nine months ended September 30, 2024, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
AltC Sponsor LLC	Common shares, Class A Common shares, Class B	Oklo, Inc. - Common shares, Class A (Level 2)
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 10/17/2024	Preferred shares, Series A-1 Warrants, Series A-1 Warrants, Series A

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2023 as follows:

	Year Ended December 31, 2023
	Preferred Stock	Common Stock(1)	Debt Investments	Options	Total
Assets:
Fair Value as of December 31, 2022	$117,214,465	$18,692,931	$4,488,200	$3,469,497	$143,865,093
Transfers out of Level 3	—	(1,554,355)	—	(1,157,487)	(2,711,842)
Purchases, capitalized fees and interest	2,510,363	19,380,910	329,883	2,264,274	24,485,430
Sales/Maturity of investments	—	(369,222)	(1,000,000)	(5,080)	(1,374,302)
Exercises and conversions(1)	(2,859,095)	3,751,518	(500,000)	(361,603)	30,820
Realized gains/(losses)	(10,914,376)	1,195,703	—	(96,350)	(9,815,023)
Net change in unrealized appreciation/(depreciation) included in earnings	16,793,207	(2,010,693)	(219,349)	(475,090)	14,088,075
Fair Value as of December 31, 2023	$122,744,564	$39,086,792	$3,098,734	$3,638,161	$168,568,251
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2023	$5,878,830	$(2,010,694)	$(219,349)	$(512,480)	$3,136,307

(1)	Common Stock includes the Company's Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(2)	During the year ended December 31, 2023, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Orchard Technologies, Inc.	Preferred shares, Series D Simple Agreement for Future Equity	Senior Preferred shares, Series 1 Senior Preferred shares, Series 2 Common Shares, Class A
Shogun Enterprises, Inc. (d/b/a Hearth)	Convertible Note 0.5%	Preferred Shares, Series B-3
Colombier Sponsor LLC	Class B Units Class W Units	PSQ Holdings, Inc. (d/b/a PublicSquare) - Common shares, Class A (Level 2) PSQ Holdings, Inc. (d/b/a PublicSquare) Warrants (Level 1)
AltC Sponsor LLC	Share units	Common shares, Class A Common shares, Class B

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2024 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales/Redemptions	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2024	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$498,305	$—	$—	$—	$—	$—	$498,305	0.32%
Total Options		—	498,305	—	—	—	—	—	498,305	0.32%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	—	—	382,381	—	—	(374,950)	(6,776,462)	6,769,031	—	—%
Total Preferred Stock		—	382,381	—	—	(374,950)	(6,776,462)	6,769,031	—	—%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	—	—	—	—	—	—	(10,000)	10,000	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$—	955,628	10,000,000	—	—	(10,000,000)	(6,745)	6,745	—	—%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	1,101,695		—	—	—	—	1,101,695	0.70%
Total Common Stock		955,628	11,101,695	—	—	(10,000,000)	(16,745)	16,745	1,101,695	0.70%
TOTAL CONTROLLED INVESTMENTS*(2)		$955,628	$11,982,381	$—	$—	$(10,374,950)	$(6,793,207)	$6,785,776	$1,600,000	1.02%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024	$—	$—	$1,267,395	$—	$—	$(1,414,278)	$384,102	$(237,219)	$—	—%
Total Debt Investments		—	1,267,395	—	—	(1,414,278)	384,102	(237,219)	—	—%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(5) – Preferred shares, Series D 8%	329,337	—	653,975	—	—	—	—	(181,418)	472,557	0.30%
StormWind, LLC(5) – Preferred shares, Series C 8%	2,779,134	—	6,804,933	—	—	—	—	(1,700,394)	5,104,539	3.24%
StormWind, LLC(5) – Preferred shares, Series B 8%	3,279,629	—	4,751,064	—	—	—	—	(1,806,617)	2,944,447	1.87%
StormWind, LLC(5) – Preferred shares, Series A 8%	366,666	—	325,903	—	—	—	—	(201,981)	123,922	0.08%
Total Interactive Learning		—	12,535,875	—	—	—	—	(3,890,410)	8,645,465	5.49%
Total Preferred Stock		—	12,535,875	—	—	—	—	(3,890,410)	8,645,465	5.49%
Options
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(6)	—	—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Total Global Innovation Platform		—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Warrants	2,296,037	—	1,964,750	(1,964,750)	—	—	—	—	—	—%
Total Options		—	2,585,677	(1,964,750)	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Common shares, Class A	1,616,187	—	8,542,386	(8,542,386)	—	—	—	—	—	—%
Total Common Stock		—	8,542,386	(8,542,386)	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$24,931,333	$(10,507,136)	$13,230	$(3,000,000)	$(6,598,526)	$3,806,564	$8,645,465	5.49%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of September 30, 2024, 28.23% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	SuRo Capital Corp.’s ownership percentage in PSQ Holdings, Inc. (d/b/a PublicSquare) decreased to below 5% and as such, PSQ Holdings, Inc. (d/b/a PublicSquare) is no longer classified as an “affiliate investment” as of September 30, 2024. As such, the Company has reflected a “transfer out” of the “Non-Controlled/Affiliate Investment” category above as of September 30, 2024 to indicate that the investment in PSQ Holdings, Inc. (d/b/a PublicSquare), while still held as of September 30, 2024, does not meet the criteria of an affiliate investment as defined in the 1940 Act.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2023 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$—	$—	$760,651	$—	$—	$(262,347)	$498,305	0.25%
Colombier Sponsor LLC**(6) –Class W Units	—	—	1,157,487	(1,159,150)	—	—	—	1,663	—	—%
Total Options		—	1,157,487	(1,159,150)	760,651	—	—	(260,684)	498,304	0.25%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	14,300,000	500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Total Preferred Stock		500,000	984,028	—	—	—	—	(601,647)	382,381	0.19%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	100,000	—	—	—	—	—	—	—	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$10,000,000	1,331,258	10,000,000	—	—	—	—	—	10,000,000	4.92%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	—	—	842,289	—	—	259,406	1,101,695	0.54%

Colombier Sponsor LLC**(6) –Class B Units	—	—	1,554,355	(1,556,587)	—	—	—	2,232	—	—%
Total Common Stock		1,331,258	11,554,355	(1,556,587)	842,289	—	—	261,638	11,101,695	5.46%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,831,258	$13,695,870	$(2,715,737)	$1,602,940	$—	$—	$(600,693)	$11,982,380	5.89%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024(3)	$1,010,198	$—	$1,988,200	$—	$—	$—	$—	$(720,805)	$1,267,395	0.62%
Total Debt Investments		—	1,988,200	—	—	—	—	(720,805)	1,267,395	0.62%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Digital Media Platform
Ozy Media, Inc.(7) – Preferred shares, Series C-2 6%	—	—	—	—	—	—	(2,414,178)	2,414,178	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series B 6%	—	—	—	—	—	—	(4,999,999)	4,999,999	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series A 6%	—	—	—	—	—	—	(3,000,200)	3,000,200	—	—%
Ozy Media, Inc.(7) – Preferred shares, Series Seed 6%	—	—	—	—	—	—	(500,000)	500,000	—	—%
Total Digital Media Platform		—	—	—	—	—	(10,914,377)	10,914,377	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred shares, Series D 8%	329,337	—	533,429	—	—	—	—	120,546	653,975	0.32%
StormWind, LLC(4) – Preferred shares, Series C 8%	2,779,134	—	5,675,081	—	—	—	—	1,129,852	6,804,933	3.35%
StormWind, LLC(4) – Preferred shares, Series B 8%	3,279,629	—	3,550,631	—	—	—	—	1,200,433	4,751,064	2.34%
StormWind, LLC(4) – Preferred shares, Series A 8%	366,666	—	191,694	—	—	—	—	134,209	325,903	0.16%
Total Interactive Learning		—	9,950,835	—	—	—	—	2,585,040	12,535,875	6.16%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Type/Industry/Portfolio Company/Investment	Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2022	Transfer In/(Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2023	Percentage of Net Assets
Total Preferred Stock		—	9,950,835	—	—	—	(10,914,377)	13,499,417	12,535,875	6.16%
Options
Digital Media Platform
Ozy Media, Inc.(7) – Common Warrants, Strike Price $0.01, Expiration Date 4/9/2028	—	—	—	—	—	—	(30,647)	30,647	—	—%
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Preferred Warrant Series B, Strike Price $2.31, Expiration Date 12/31/2023	—	—	—	—	—	—	(5,080)	5,080	—	—%
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(5)	1	—	652,127	—	—	—	—	(31,200)	620,927	0.31%
Total Global Innovation Platform		—	652,127	—	—		(5,080)	(26,120)	620,927	0.31%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) – Warrants	2,396,037	—	—	1,159,150	—	(318,368)	187,872	936,096	1,964,750	0.97%
Total Options		—	652,127	1,159,150	—	(318,368)	152,145	940,623	2,585,677	1.27%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(6) – Class A Common shares	1,976,032	—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
Total Common Stock		—	—	1,556,587	—	—	—	6,985,799	8,542,386	4.20%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$12,591,162	$2,715,737	$—	$(318,368)	$(10,762,233)	$20,705,035	$24,931,333	12.26%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments are subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All portfolio investments are considered Level 3 and valued using unobservable inputs, unless otherwise noted. All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2023, 14.03% of its total investments are non-qualifying assets.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	As of December 31, 2023, the investments noted had been placed on non-accrual status.

(4)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(5)	On August 23, 2019, SuRo Capital Corp. amended the structure of its investment in OneValley, Inc. (f/k/a NestGSV, Inc.). As part of the agreement, SuRo Capital Corp.’s equity holdings (warrants notwithstanding) were restructured into a derivative security. OneValley, Inc. (f/k/a NestGSV, Inc.) has the right to call the position at any time over a five year period, ending August 23, 2024, while SuRo Capital Corp. can put the shares to OneValley, Inc. (f/k/a NestGSV, Inc.) at the end of the five year period.

(6)	On July 19, 2023, Colombier Acquisition Corp. (“Colombier”) stockholders approved a business combination with PSQ Holdings, Inc. (d/b/a PublicSquare) and related proposals at a special meeting. Also on July 19, 2023, PSQ Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company PSQ Holdings, Inc. (d/b/a PublicSquare). SuRo Capital Corp.’s shares of PSQ Holdings, Inc. (d/b/a PublicSquare) Class A Common shares are subject to certain restrictions on transfer, while the Company’s PSQ Holdings, Inc. warrants are freely tradable.

(7)	On March 1, 2023, Ozy Media, Inc. suspended operations. On May 4, 2023, SuRo Capital Corp. abandoned its investment in Ozy Media, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). Following several intervening approvals from the Company’s Board of Directors to increase the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program and/or to extend the Share Repurchase Program to later expiration dates, on August 7, 2023, the Company’s Board of Directors authorized an extension of, and an increase in the amount of shares of the Company’s common stock that may be repurchased under, the discretionary Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of the Company’s common stock.

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

During the three and nine months ended September 30, 2024, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. During the three and nine months ended September 30, 2023, the Company repurchased 186,493 shares of the Company’s common stock under the Share Repurchase Program. As of September 30, 2024, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $20.7 million.

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

September 30, 2024

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not issue or sell Shares under the ATM Program. As of September 30, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per common share–basic:
Net change in net assets resulting from operations	$(5,452,245)	$25,193,360	$(38,168,774)	$14,189,845
Weighted-average common shares–basic	23,378,002	25,351,306	24,058,085	26,549,672
Earnings per common share–basic	$(0.23)	$0.99	$(1.59)	$0.53
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(5,452,245)	$25,193,360	$(38,168,774)	$14,189,845
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	—	—	—	—
Net change in net assets resulting from operations, as adjusted	$(5,452,245)	$4,616,509	$(38,168,774)	$4,616,509
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	—	—	—	—
Weighted-average common shares outstanding–diluted(1)	23,378,002	25,351,306	24,058,085	26,549,672
Earnings per common share–diluted	$(0.23)	$0.99	$(1.59)	$0.53

(1)	For the three and nine months ended September 30, 2024, 3,225,808 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common shares because the effect of these shares would have been anti-dilutive. For the three and nine months ended September 30, 2023, there were no potentially dilutive securities outstanding.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Operating Leases and Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease originally commenced on June 3, 2019 and expired on August 31, 2024. On September 1, 2024, the Company extended the previous operating lease for office space for an additional term of three years and three months, expiring March 31, 2028. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of September 30, 2024 and December 31, 2023, the Company booked a right-of-use asset and operating lease liability of $455,109 and $112,485, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended September 30, 2024 and 2023, the Company incurred $49,512 and $52,472, respectively, of operating lease expense. For the nine months ended September 30, 2024 and 2023, the Company incurred $155,859 and $151,637, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2024, the remaining lease term was 3.3 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of September 30, 2024:

For the Year Ended December 31,	Amount
2024	$12,570
2025	113,130
2026	155,365
2027	160,026
2028	41,207
$482,298

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Basic Share Data
Net asset value at beginning of the year	$6.94	$7.35	$7.99	$7.39
Net investment loss(1)	(0.14)	(0.11)	(0.42)	(0.40)
Net realized loss on investments(1)	(0.59)	(0.06)	(0.59)	(0.55)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	(0.01)	—	(0.01)	—
Net change in unrealized appreciation/(depreciation) of investments(1)	0.50	1.16	(0.57)	1.49
Repurchase of common stock(1)	—	0.04	0.23	0.41
Stock-based compensation(1)	0.03	0.03	0.10	0.07
Net asset value at end of period	$6.73	$8.41	$6.73	$8.41
Per share market value at end of period	$4.04	$3.62	$4.04	$3.62
Total return based on market value(2)	0.75%	13.13%	2.54%	(4.74)%
Total return based on net asset value(2)	(3.03)%	14.42%	(15.77)%	13.80%
Shares outstanding at end of period	23,378,002	25,209,108	23,378,002	25,209,108
Ratios/Supplemental Data:
Net assets at end of period	$157,437,207	$211,971,043	$157,437,207	$211,971,043
Average net assets	$161,407,400	$204,284,971	$179,655,590	$206,224,853
Ratio of net operating expenses to average net assets(3)	10.10%	8.03%	10.06%	9.62%
Ratio of net investment loss to average net assets(3)	(7.91)%	(5.18)%	(7.50)%	(6.93)%
Portfolio Turnover Ratio	2.30%	1.17%	8.06%	4.93%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

September 30, 2024

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

The Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2020–2023 in New York and 2019–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2024, there were no material interest or penalties incurred related to uncertain tax positions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

NOTE 10—DEBT CAPITAL ACTIVITIES

6.00% Notes due 2026

On December 17, 2021, the Company issued $70.0 million aggregate principal amount of its 6.00% Notes due 2026 pursuant to an Indenture, dated as of March 28, 2018 (the “Base Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “Trustee”), as supplemented by a second supplemental indenture, dated as of December 17, 2021 (together with the Base Indenture, the “Indenture”), between the Company and the Trustee. On December 21, 2021, the Company issued an additional $5.0 million aggregate principal amount of 6.00% Notes due 2026 pursuant to an overallotment option. The 6.00% Notes due 2026 bear interest at a fixed rate of 6.00% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on March 30, 2022. The 6.00% Notes due 2026 have a maturity date of December 30, 2026, unless previously repurchased or redeemed in accordance with their terms. The Company has the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time or from time to time, on or after December 30, 2024 at a redemption price of 100% of the outstanding principal amount of the 6.00% Notes due 2026 plus accrued and unpaid interest.

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

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of September 30, 2024 and December 31, 2023, the Company had deferred debt issuance costs of $587,682 and $1,254,793, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2024	December 31, 2023
Aggregate principal amount of 6.00% Notes due 2026	$49,746,600	$75,000,000
Direct deduction of deferred debt issuance costs	(587,682)	(1,254,793)
Total	$49,158,918	$73,745,207

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on September 30, 2024 and December 31, 2023 was $24.68 and $23.80 per note, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the 6.00% Notes due 2026 was $49.1 million and $71.4 million, respectively. The 6.00% Notes due 2026 are classified as Level 1 of the fair value hierarchy (Refer to “Note 2 — Significant Accounting Policies”). As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Indenture.

On August 6, 2024, the Company’s Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”), which allows the Company to repurchase up to 46.67%, or $35.0 million in aggregate principal amount, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the three months ended September 30, 2024, the Company repurchased and retired $25.3 million of aggregate principal amount of the 6.00% Notes due 2026.

6.50% Convertible Notes due 2029

On August 14, 2024, the Company issued $25.0 million aggregate principal amount of convertible notes, which bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024 (the “6.50% Convertible Notes due 2029”). The 6.50% Convertible Notes due 2029 were issued privately pursuant to a Notes Purchase Agreement (the “Notes Purchase Agreement”) between the Company and the purchaser identified therein (the “Purchaser”). The 6.50% Convertible Notes due 2029 mature on August 14, 2029 (the “6.50% Convertible Notes due 2029”), unless previously repurchased, redeemed or converted in accordance with the terms of the Notes Purchase Agreement . The Company does not have the right to redeem the 6.50% Convertible Notes due 2029 prior to August 6, 2027. On or after August 6, 2027, the Company may redeem the 6.50% Convertible Notes due 2029 upon the fulfillment of certain conditions.

The 6.50% Convertible Notes due 2029 will be convertible into shares of the Company’s common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, which represent a conversion price of approximately $7.75 per share, subject to adjustment as provided in the Notes Purchase Agreement.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The 6.50% Convertible Notes due 2029 are direct unsecured obligations of the Company and rank pari passu, or equal in right of payment, with any outstanding existing or future unsecured, unsubordinated indebtedness of the Company. The 6.50% Convertible Notes due 2029 are junior in right of payment to any existing or future secured credit facility; provided, however, that if the Company enters into a future credit facility senior in right of payment to the 6.50% Convertible Notes due 2029 (including any secured indebtedness), the interest on the outstanding principal amount of the 6.50% Convertible Notes due 2029 shall increase as of the date of such entry to 7.00% per annum.

The Company records fees and expenses incurred in connection with its 6.50% Convertible Notes due 2029 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.50% Convertible Notes due 2029. As of September 30, 2024, the Company had deferred debt issuance costs of $844,430 associated with the 6.50% Convertible Notes due 2029.

	September 30, 2024	December 31, 2023
Aggregate principal amount of 6.50% Convertible Notes due 2029	$25,000,000	$—
Direct deduction of deferred debt issuance costs	(844,430)	—
Total	$24,155,570	$—

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

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the nine months ended September 30, 2024, the Company granted 48,192 restricted shares to the Company’s non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 31, 2024, 60,060 restricted shares related to the 2023 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

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

During the nine months ended September 30, 2024, the Company did not grant any restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

For the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $1,969,534 and $2,300,237, respectively, not including executive and employee forfeits. As of September 30, 2024 and December 31, 2023, there were approximately $3,080,353 and $4,849,887, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the nine months ended September 30, 2024 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2023(1)	624,963
Granted	48,192
Vested(2)	(201,631)
Forfeited	(23,474)
Outstanding as of September 30, 2024	448,050
Vested as of September 30, 2024	715,203

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

The Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2024 through November 7, 2024, the Company made the following investments (not including capitalized transaction costs).

Portfolio Company	Investment	Transaction Date	Amount
CoreWeave, Inc.	Series A Preferred Shares	10/8/2024	$5,000,400
IH10, LLC(1)	Membership Interest	10/9/2024	12,000,010
Total			$17,000,410

(1)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. We are invested in the Series B Preferred Shares of VAST Data, Ltd. through our investment in the Membership Interest of IH10, LLC.

From October 1, 2024 through November 7, 2024, the Company exited or received proceeds from the following investments.

Portfolio Company	Transaction Date	Quantity	Average Net Share Price (1)	Net Proceeds	Realized Gain(2)
PSQ Holdings, Inc. (d/b/a PublicSq.) - Public Common Shares(3)	Various	822,305	$3.02	$2,481,066	$1,833,309
Total				$2,481,066	$1,833,309

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of November 7, 2024, SuRo Capital held 793,882 PSQ Holdings, Inc. (d/b/a PublicSq.) public common shares.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

6.00% Notes due 2026 - Note Repurchase Program

Between October 1, 2024 and October 4, 2024, the Company repurchased an additional 201,446 units of the 6.00% Notes due 2026 under the Note Repurchase Program. As of November 7, 2024, the aggregate principal dollar amount of 6.00% Notes due 2026 that may yet be repurchased by the Company under the Note Repurchase Program is approximately $4.7 million.

6.50% Convertible Notes Due 2029

Pursuant to the Note Purchase Agreement, on October 9, 2024 the Company issued and sold, and the Purchaser purchased, $5.0 million in aggregate principal amount of additional 6.50% Convertible Notes due 2029 (the “Additional Notes”). The Additional Notes are treated as a single series with the Company’s outstanding 6.50% Convertible Notes due 2029 (the “Initial Notes”) and have the same terms as the Initial Notes. The Additional Notes are fungible and rank equally with the Initial Notes. Upon issuance of the Additional Notes, the outstanding aggregate principal amount of the Company’s 6.50% Convertible Notes due 2029 became $30.0 million.

Share Repurchase Program

On October 29, 2024, the Company’s Board of Directors authorized an extension of the Company’s discretionary Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of the Company’s common stock.

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

As of November 7, 2024, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

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

The Company’s controlled portfolio company as of September 30, 2024, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X. For comparability purposes, the Company has omitted the previously disclosed summarized financial information of the Company’s significant subsidiaries for the quarter ended September 30, 2023 as the Company’s significant subsidiaries would not have been considered significant subsidiaries under Rule 1-02(w)(2).

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies, negotiations with selling stockholders, and through investments in SPVs and investment funds that invest directly in the equity or debt of a single private issuer. In addition, we may invest in private credit and in the founders equity, founders warrants, venture capital investment funds, and private investment in public equity (“PIPE”) transactions of special purpose acquisition companies (“SPACs”). We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act. To the extent we make investments in private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our net assets.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, Software-as-a-Service, Artificial Intelligence, Consumer Goods & Services, Education Technology, Logistics & Supply Chain, Financial Technology & Services, and SuRo Sports. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies we evaluate.

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

Portfolio and Investment Activity

Nine Months Ended September 30, 2024

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of September 30, 2024 of all of our portfolio investments was $199,302,778.

During the nine months ended September 30, 2024, we funded investments in an aggregate amount of $57,500,344 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Supplying Demand, Inc. (d/b/a Liquid Death)	Preferred shares, Series F-1	1/18/2024	$9,999,996
Canva, Inc.	Common shares	4/17/2024	9,999,948
CW Opportunity 2 LP(1)	Membership Interest, Class A	5/7/2024	15,000,000
ARK Type One Deep Ventures Fund LLC(2)	Membership Interest, Class A	9/25/2024	17,500,000
CoreWeave, Inc.	Common shares	9/26/2024	5,000,400
Total			$57,500,344

(1)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) that is solely invested in the Series C Preferred Shares of CoreWeave, Inc. We are invested in the Series C Preferred Shares of CoreWeave, Inc. through our investment in the Class A Interest of CW Opportunity 2 LP.
(2)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Equity of OpenAI Global, LLC. We are invested in the Convertible Equity of OpenAI Global, LLC through our investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC.

During the nine months ended September 30, 2024, we capitalized fees of $286,411.

During the nine months ended September 30, 2024, we exited or received proceeds from investments (not including short-term U.S. Treasury bills) in the amount of $14,941,469, net of transaction costs, and realized a net loss on investments of $14,167,198 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Nextdoor Holdings, Inc.(3)	Various	112,420	$1.92	$215,318	$(411,151)
PSQ Holdings, Inc. (d/b/a PublicSquare) - Warrants(4)	Various	100,000	1.03	102,998	60,067
Architect Capital PayJoy SPV, LLC(5)	6/28/2024	N/A	N/A	10,000,000	(6,745)
True Global Ventures 4 Plus Pte Ltd(6)	6/28/2024	N/A	N/A	233,019	—
PSQ Holdings, Inc. (d/b/a PublicSq.) - Public Common Shares(7)	Various	359,845	$2.82	1,015,184	731,722
Churchill Sponsor VII LLC	8/18/2024	N/A	N/A	—	(300,000)
YouBet Technology, Inc. (d/b/a FanPower)	8/22/2024	N/A	N/A	—	(752,943)
OneValley, Inc. (f/k/a NestGSV, Inc.)(8)	8/29/2024	N/A	N/A	3,000,000	(6,598,530)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(9)	9/30/2024	N/A	N/A	374,950	(6,786,462)
Total				$14,941,469	$(14,064,042)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of February 23, 2024, we had sold our remaining Nextdoor Holdings, Inc. public common shares.
(4)	As of September 30, 2024, we held 2,296,037 remaining PSQ Holdings, Inc. (d/b/a PublicSquare) public warrants.
(5)	On June 28, 2024, we redeemed the entirety of our Membership Interest in Architect Capital PayJoy SPV, LLC.
(6)	On June 28, 2024, we received a return of capital distribution from our investment in True Global Ventures 4 Plus Pte Ltd.
(7)	As of September 30, 2024, we held 1,616,187 remaining PSQ Holdings, Inc. (d/b/a PublicSquare) public common shares.
(8)	On August 29, 2024, we sold our remaining position in OneValley, Inc. (f/k/a NestGSV, Inc.).
(9)	On September 20, 2024, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) dissolved its business and made a final distribution.

During the nine months ended September 30, 2024, we wrote-off our investments in Churchill Sponsor VII LLC and YouBet Technology, Inc. (d/b/a FanPower) following their dissolution.

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

During the nine months ended September 30, 2023, we wrote-off our investment in Ozy Media, Inc. following our abandonment.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

Operating results for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Investment Income	$888,717	$1,465,746	$3,444,161	$4,137,046
Interest income	722,564	1,402,601	3,256,133	3,947,611
Dividend income	166,153	63,145	188,028	189,435
Total Operating Expenses	$4,096,590	$4,134,172	$13,530,561	$14,832,577
Compensation expense	1,916,361	2,123,704	6,300,188	6,378,330
Directors’ fees	171,661	161,661	510,599	483,887
Professional fees	515,244	277,075	1,830,628	2,184,488
Interest expense	1,153,466	1,215,248	3,582,000	3,642,801
Income tax expense	—	—	54,894	620,606
Other expenses	339,858	356,484	1,252,252	1,522,465
Net Investment Loss	$(3,207,873)	$(2,668,426)	$(10,086,400)	$(10,695,531)
Net realized loss on investments	(13,713,512)	(1,461,281)	(14,167,198)	(14,542,137)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(145,244)	—	(145,244)	—
Net change in unrealized appreciation/(depreciation) of investments	11,614,384	29,323,067	(13,769,932)	39,427,513
Net Change in Net Assets Resulting from Operations	$(5,452,245)	$25,193,360	$(38,168,774)	$14,189,845

Investment Income

Investment income decreased to $888,717 for the three months ended September 30, 2024 from $1,465,746 for the three months ended September 30, 2023. The net decrease between periods was primarily due to the cessation of interest income from short-term U.S. Treasury bills, and from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024. Additional decreases in interest income were from Xgroup Holdings Limited (d/b/a Xpoint), Shogun Enterprises, Inc. (d/b/a Hearth), and the repayment in full of the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan as of December 26, 2023, as well as a decrease in dividend income from NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) following our complete exit in December 2023. The decreases were offset by an increase in interest income received on cash, and an increase in PIK dividend income from CW Opportunity 2 LP during the three months ended September 30, 2024, relative to the three months ended ended September 30, 2023.

Investment income decreased to $3,444,161 for the nine months ended September 30, 2024 from $4,137,046 for the nine months ended September 30, 2023. The net decrease between periods was primarily due to a decrease in interest income from short-term U.S. Treasury bills, Xgroup Holdings Limited (d/b/a Xpoint), and Shogun Enterprises, Inc. (d/b/a Hearth), a repayment in full of the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan as of December 26, 2023, and a decrease in dividend income from Aventine Property Group and NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) following our complete exit in December 2023. The decrease was offset by an increase in interest income received on cash and an increase in PIK dividend income from CW Opportunity 2 LP during the nine months ended September 30, 2024, relative to the nine months ended September 30, 2023.

Operating Expenses

Total operating expenses decreased to $4,096,590 for the three months ended September 30, 2024 from $4,134,172 for the three months ended September 30, 2023. The decrease in operating expense was primarily due to decreases in compensation expense and interest expense, offset by an increase in professional fees and directors’ fees during the three months ended September 30, 2024, relative to the three months ended September 30, 2023.

Total operating expenses decreased to $13,530,561 for the nine months ended September 30, 2024 from $14,832,577 for the nine months ended September 30, 2023. The decrease in operating expense was primarily due to decreases in income tax expense related to blocker corporations, professional fees, other expenses, and interest expense, offset by a slight increase in directors’ fees during the nine months ended September 30, 2024, relative to the nine months ended September 30, 2023.

Net Investment Loss

For the three months ended September 30, 2024, we recognized a net investment loss of $3,207,873, compared to a net investment loss of $2,668,426 for the three months ended September 30, 2023. The change between periods resulted from a decrease in total investment income and operating expenses during the three months ended September 30, 2024, relative to the three months ended September 30, 2023.

For the nine months ended September 30, 2024, we recognized a net investment loss of $10,086,400, compared to a net investment loss of $10,695,531 for the nine months ended September 30, 2023. The change between periods resulted from a decrease in investment income and operating expenses during the nine months ended September 30, 2024, relative to the nine months ended September 30, 2023.

Net Realized Loss on Investments

For the three months ended September 30, 2024, we recognized a net realized loss on our investments of $13,713,512, compared to a net realized loss of $1,461,281 for the three months ended September 30, 2023. The components of our net realized losses on portfolio investments for the three months ended September 30, 2024 and 2023, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the nine months ended September 30, 2024, we recognized a net realized loss on our investments of $14,167,198, compared to a net realized loss of $14,542,137 for the nine months ended September 30, 2023. The components of our net realized losses on portfolio investments for the nine months ended September 30, 2024 and 2023, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2024 and 2023, we had a net change in unrealized appreciation/(depreciation) of $11,614,384 and $29,323,067, respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended September 30, 2024 and 2023.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2024	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2023
OneValley, Inc. (f/k/a NestGSV, Inc.)(1)	$6,940,288	Learneo, Inc. (f/k/a Course Hero, Inc.)	$32,856,880
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(1)	6,791,412	ServiceTitan, Inc.	1,948,436
Whoop, Inc.	4,400,611	Forge Global, Inc.	(1,003,231)
CW Opportunity 2 LP	2,908,096	Orchard Technologies, Inc.	(1,286,496)
Trax, Ltd.	2,798,224	Aspiration Partners, Inc.	(3,689,833)
FourKites, Inc.	1,419,554
Blink Health, Inc.	(2,518,714)
PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	(3,225,423)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(8,205,015)

Other(2)	305,351	Other(2)	497,311
Total	$11,614,384	Total	$29,323,067

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024 and 2023, we had a net change in unrealized appreciation/(depreciation) of $(13,769,932) and $39,427,513, respectively. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the nine months ended September 30, 2024 and 2023.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2024	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2023
OneValley, Inc. (f/k/a NestGSV, Inc.)(1)	$7,696,978	PSQ Holdings, Inc. (d/b/a PublicSq.)	$15,395,054
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(1)	6,779,031	Learneo, Inc. (f/k/a Course Hero, Inc.)	14,861,095
Blink Health, Inc.	5,660,007	Ozy Media, Inc.(1)	10,945,024
Whoop, Inc.	4,219,966	Nextdoor Holdings, Inc.(1)	5,304,938
FourKites, Inc.	3,323,577	Shogun Enterprises, Inc. (d/b/a Hearth)	4,187,278
ServiceTitan, Inc.	3,322,322	ServiceTitan, Inc.	1,940,351
CW Opportunity 2 LP	2,897,806	Varo Money, Inc.	1,689,042
Trax, Ltd.	2,798,224	Whoop, Inc.	(2,389,579)
Varo Money, Inc.	(1,057,947)	Trax, Ltd.	(2,927,814)
Orchard Technologies, Inc.	(1,186,533)	Orchard Technologies, Inc.	(4,775,546)
Forge Global, Inc.	(2,429,255)	Aspiration Partners, Inc.	(6,541,511)
StormWind, LLC	(3,890,411)
PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	(5,722,756)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(35,149,678)
Other(2)	(1,031,263)	Other(2)	1,739,181
Total	$(13,769,932)	Total	$39,427,513

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2024.

Recent Developments

6.00% Notes Due 2026 - Note Repurchase Program

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”), which allows us to repurchase up to 46.67%, or $35.0 million in aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the three months ended September 30, 2024, we repurchased and retired $25.3 million of aggregate principal amount of the 6.00% Notes due 2026. As of September 30, 2024, the dollar value of 6.00% Notes due 2026 that remained available to be purchased under the Note Repurchase Program was approximately $9.7 million.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2024 for more information regarding the 6.00% Notes due 2026.

Between October 1, 2024 and October 4, 2024, we repurchased an additional 201,446 units of the 6.00% Notes due 2026 under the Note Repurchase Program. As of November 7, 2024, the aggregate principal dollar amount of 6.00% Notes due 2026 that may yet be repurchased by us under the Note Repurchase Program is approximately $4.7 million.

6.50% Convertible Notes due 2029

On August 14, 2024, we issued $25.0 million aggregate principal amount of the 6.50% Convertible Notes due 2029 to a private purchaser (the “Purchaser”), which bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024. We received $24.3 million in proceeds from the issuance, net of underwriting discounts and commissions. The 6.50% Convertible Notes due 2029 mature on August 14, 2029, unless previously repurchased, redeemed or converted in accordance with their terms. We do not have the right to redeem the 6.50% Convertible Notes due 2029 prior to August 6, 2027.

The 6.50% Convertible Notes due 2029 will be convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, subject to adjustment as provided in the Notes Purchase Agreement.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2024 for more information regarding the 6.50% Convertible Notes due 2029.

On October 9, 2024, we issued and sold $5.0 million in aggregate principal amount of additional 6.50% Convertible Notes due 2029 (the “Additional Notes”). The Additional Notes are treated as a single series with our initial issuance of $25.0 million in aggregate principal amount of the outstanding 6.50% Convertible Notes due 2029 (the “Initial Notes”) and have the same terms as the Initial Notes. The Additional Notes are fungible and rank equally with the Initial Notes. Upon issuance of the Additional Notes, the outstanding aggregate principal amount of our 6.50% Convertible Notes due 2029 became $30.0 million.

Share Repurchase Program

On October 29, 2024, our Board of Directors authorized an extension of the Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

The timing and number of shares to be repurchased pursuant to the Share Repurchase Program will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of its common stock. Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act.

As of November 7, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million.

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of September 30, 2024 for details regarding activity in our investment portfolio from October 1, 2024 through November 7, 2024.

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

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities — At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”), of which $49.7 million remain outstanding, and on August 14, 2024, we issued $25.0 million aggregate principal amount of 6.50% Convertible Notes due August 14, 2029 (the “Convertible Notes”), all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2024.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2024 and 2023, our operating expenses including interest payments on our debt obligations were $13,530,561 and $14,832,577, respectively.

Cash Reserves and Liquid Securities	September 30, 2024	December 31, 2023
Cash	$32,737,114	$28,178,352
Cash Equivalents:
U.S. Treasury bills(1)	—	63,810,855
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	6,720,010	6,970,612
Subject to other sales restrictions(3)	1,405,641	8,542,386
Securities of publicly traded portfolio companies	8,125,651	15,512,998
Total Cash Reserves and Liquid Securities	$40,862,765	$107,502,205

(1)	Consists of short-term U.S. Treasury bills.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the nine months ended September 30, 2024, cash increased to $32,737,114 from $28,178,352 at the beginning of the year. The increase in cash was primarily due to maturity of our investments in short-term U.S. Treasury bills, the sale or exit of investments, and other investment income received, offset by the purchase of new investments, repurchase of our common stock pursuant to a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”), payment of our operating expenses, and payment of interest on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029. For additional information relating to the Modified Dutch Auction Tender Offer, see “Modified Dutch Auction Tender Offer” below and “Note 5 - Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2024.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2024 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$49.7	$—	$49.7	$—	$—
6.50% Convertible Notes due 2029(2)	$25.0	$—	$—	$25.0	$—
Operating lease liability	0.5	0.1	0.3	0.1	—
Total	$75.2	$0.1	$50.0	$25.1	$—

(1)	Reflects the principal balance payable to investors for the 6.00% Notes due 2026 as of September 30, 2024. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of September 30, 2024 for more information.
(2)	Reflects the principal balance payable to investors for the 6.50% Convertible Notes due 2029 as of September 30, 2024. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of September 30, 2024 for more information.

Share Repurchase Program

During the three and nine months ended September 30, 2024, we did not repurchase any shares of our common stock under the discretionary open-market share repurchase program (the “Share Repurchase Program”). During the three and nine months ended September 30, 2023, we repurchased 186,493 shares of our common stock under the Share Repurchase Program. As of September 30, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million. On August 7, 2023, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2024.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three and nine months ended September 30, 2024, we did not issue or sell Shares under the ATM program. As of September 30, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program. During the three and nine months ended September 30, 2023, we did not issue or sell Shares under the ATM program.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2024 for more information regarding the ATM Program.

6.00% Notes due 2026 - Note Repurchase Program

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

On August 6, 2024, our Board of Directors approved the Note Repurchase Program, which allows us to repurchase up to 46.67%, or $35.0 million in aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the three months ended September 30, 2024, we repurchased and retired $25.3 million of aggregate principal amount of the 6.00% Notes due 2026. As of September 30, 2024, the dollar value of 6.00% Notes due 2026 that remained available to be purchased under the Note Repurchase Program was approximately $9.7 million.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2024 for more information regarding the 6.00% Notes due 2026.

6.50% Convertible Notes due 2029

On August 14, 2024, we issued $25.0 million aggregate principal amount of the 6.50% Convertible Notes due 2029 to the Purchaser, which bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024. We received $24.3 million in proceeds from the issuance, net of underwriting discounts and commissions. The 6.50% Convertible Notes due 2029 mature on August 14, 2029, unless previously repurchased, redeemed or converted in accordance with their terms. We do not have the right to redeem the 6.50% Convertible Notes due 2029 prior to August 6, 2027.

The 6.50% Convertible Notes due 2029 will be convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, subject to adjustment as provided in the Notes Purchase Agreement.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2024 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2024. The table is divided by fiscal year according to record date:

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

So long as we qualify and maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our condensed consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Condensed Consolidated Financial Statements as of September 30, 2024 for more information. The Taxable Subsidiaries included in our Condensed Consolidated Financial Statements are taxable subsidiaries, regardless of whether we are taxed as a RIC. These taxable subsidiaries are not consolidated for income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our condensed consolidated financial statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of September 30, 2024 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of September 30, 2024 for more information.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of September 30, 2024, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the nine months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2024	—	$—	—	$20,686,087
February 1 through February 28, 2024	—	—	—	20,686,087
March 1 through March 31, 2024	—	—	—	20,686,087
April 1 through April 30, 2024(3)	2,000,000	4.70	2,000,000	20,686,087
May 1 through May 31, 2024	—	—	—	20,686,087
June 1 through June 30, 2024	—	—	—	20,686,087
July 1 through July 31, 2024	—	—	—	20,686,087
August 1 through August 31, 2024	12,000	3.84	—	20,686,087
September 1 through September 30, 2024	—	—	—	20,686,087
Total	2,012,000		2,000,000

(1)	On August 7, 2023, our Board of Directors approved an extension of the Share Repurchase Program until the earlier of (i) October 31, 2024 or (ii) the repurchase of $60.0 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and nine months ended September 30, 2024, we did not repurchase shares of common stock under the Share Repurchase Program. As of September 30, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $20.7 million. For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2024.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.
(3)	On April 5, 2024, we repurchased 2,000,000 shares of our common stock pursuant to the Modified Dutch Auction Tender Offer. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Modified Dutch Auction Tender Offer” in Part I of this quarterly report on Form 10-Q for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Note Purchase Agreement, dated August 6, 2024, by and between the Registrant and the purchaser party thereto(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Link base Document
101.DEF	Inline XBRL Definition Link base Document
101.LAB	Inline XBRL Label Link base Document
101.PRE	Inline XBRL Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.
(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.
(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.
(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.
(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.
(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.
(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.
(8)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852) filed on August 8, 2024, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	November 8, 2024	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 8, 2024	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2024	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

