Form 10-K
period 2024-12-31
SURO CAPITAL CORP.
filed 2025-03-12
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2024, based on the closing price on that date of $4.01 on the Nasdaq Global Select Market, was $87,958,704. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. The issuer had 23,551,859 shares of common stock, $0.01 par value per share, outstanding as of March 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2025 annual meeting of stockholders (the “2025 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies, negotiations with selling stockholders, or through investment funds or special purpose vehicles (“SPVs”) established for the purpose of investing in the securities of a single private issuer. In addition, we may invest in private credit and in the founders equity, founders warrants, and private investment in public equity (“PIPE”) transactions of special purpose acquisition companies (“SPACs”). We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act. To the extent we make investments in private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our net assets.

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes, which may include, among others, software-as-a-service, artificial intelligence infrastructure & applications, consumer goods & services, education technology, logistics & supply chain, financial technology & services, and SuRo Sports (as defined below). Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

We seek to deploy capital primarily in the form of non-controlling equity and equity-related investments, including common stock, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity, and convertible debt securities with a significant equity component. Typically, our preferred stock investments are non-income producing, have different voting rights than our common stock investments and are generally convertible into common stock at our discretion. As our investment strategy is primarily focused on equity positions, our investments generally do not produce current income, and therefore, we may be dependent on future capital raisings to meet our operating needs if no other source of liquidity is available.

We seek to create a low-turnover portfolio that includes investments in companies representing a broad range of investment themes.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS”. The net asset value per share of our common stock on December 31, 2024 was $6.68. On March 11, 2025, the last reported sale price of a share of our common stock on the Nasdaq Global Select Market was $5.27.

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

With certain limited exceptions, we may issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met) after such incurrence or issuance. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). In March 2018, the Small Business Credit Availability Act (the “SBCAA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage percentage from 200% to 150%, if certain requirements under the 1940 Act are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. We currently do not intend to seek stockholder approval or approval from our Board of Directors to increase our leverage capacity as set forth above. See “Risk Factors” in Part I, Item 1A of this Form 10-K for more information.

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2024 for more information.

Human Capital Resources

As of December 31, 2024, we had ten employees, each of whom was directly employed by us. These employees include our executive officers, investment and finance professionals, and administrative staff. All of our employees are located in the United States at our principal executive office and headquarters located at 640 Fifth Avenue, 12th Floor, New York, NY 10019 and our additional office located at One Sansome Street, Suite 730, San Francisco, CA 94104. Our telephone number is (212) 931-6331.

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

However, we believe structural changes in the equity capital markets have made accessing these opportunities more difficult for the average investor. In the public markets, both volatility and heightened investor demand for a longer history of financial performance have incentivized companies to stay private significantly longer than they have in the past. Furthermore, increased public company compliance obligations, such as those imposed by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), have made it more costly and therefore less attractive to become a public company. Meanwhile, in the private markets, the significant growth of the venture capital ecosystem has made private financing more readily available. As a result, there are significantly fewer IPOs today than there were during the 1990s, with prospective public companies taking longer to come to market.

We believe these trends underscore one of our key value propositions to shareholders: while value creation has increasingly taken place in the private markets, access to this value creation has generally been limited to venture capital, private equity and similar large institutional investors. Our goal is to broaden access to this value creation through our portfolio of high-growth, private technology companies. Additionally, as a publicly traded BDC, we provide investors liquidity in an asset class that has historically been highly illiquid.

Finally, we believe our focus on growth-stage and pre-IPO companies offers a compelling entry point for investors. Unlike early-stage venture capital funds, whose portfolio companies generally are earlier in their life-cycle with longer timelines to potential exits, we primarily invest in late-stage companies with relatively shorter time horizons to expected liquidity. As a result, we offer shareholders access to private technology companies before their expected liquidity events, such as an IPO, but with relatively shorter time horizons to liquidity compared to traditional venture capital funds.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We have adopted the following business strategies to achieve our investment objective:

●	Identify high quality growth companies. Based on our extensive experience in analyzing technology trends and markets, we have identified several technology sub-sectors, including software-as-a-service, artificial intelligence infrastructure & applications, education technology, and financial technology and services, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists and other institutional investors are investing.

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

Private secondary marketplaces and direct share purchases. We also utilize private secondary marketplaces as a means to acquire equity and equity-related interests in privately held companies that meet our investment criteria and that we believe are attractive candidates for investment. We believe that such markets offer new channels for access to equity investments in private companies and provide a potential source of liquidity should we decide to exit an investment. In addition, we also purchase shares directly from stockholders, including current or former employees. As certain companies grow and experience significant increased value while remaining private, employees and other stockholders may seek liquidity by selling shares directly to a third party or to a third party via a secondary marketplace. Sales of shares in private companies are typically restricted by contractual transfer restrictions and may be further restricted by provisions in company charter documents, investor rights of first refusal and co-sale and company employment and trading policies, which may impose strict limits on transfer. We believe that the reputation of our investment professionals within the industry and established history of investing affords us a favorable position when seeking approval for a purchase of shares subject to such limitations. Finally, we may invest through investment funds or SPVs established for the purpose of investing in the securities of a single private issuer.

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

Investment Process

Concentrated Technology-Related Focus

Our executive officers and investment professionals have identified six key investment themes from which we have seen significant numbers of high-growth companies emerge: software-as-a-service, artificial intelligence infrastructure & applications, consumer goods & services, education technology, logistics & supply chain, and financial technology & services. However, the opportunity set of high-growth venture-backed technology companies extends beyond these key investment themes into much broader markets. These broad markets have the potential to produce disruptive technologies, reach a large addressable market, and provide significant commercial opportunities. Within these areas, we have identified trends that could create significant positive effects on growth such as globalization, consolidation, branding, convergence and network effects. Thus, while we remain focused on selecting market leaders within the key investment themes identified, our executive officers and investment professionals actively seek out promising investments across a diverse selection of new technology subsectors.

Investment Targeting and Screening

We identify prospective portfolio companies through an extensive network of relationships developed by our executive officers and investment professionals, supplemented by the knowledge and relationships of our Board of Directors. Investment opportunities that fall within our identified themes are validated against the observed behavior of leading venture capitalists and institutional investors, as well as through our own internal and external research. We evaluate potential portfolio companies across a spectrum of criteria, including industry positioning and leadership, stage of growth, path to profitability, the uniqueness and defensibility of the company’s strategy, investor sponsorship, and the company’s potential access to capital to continue to fund its growth, that collectively characterize our proprietary investment process. We typically seek to invest our assets under management in the equity of well-established and growth stage companies, and debt investments of emerging companies that fit within our targeted areas. Based on our initial screening, we identify a select set of companies that we evaluate in greater depth.

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

Risk Management and Monitoring

We monitor the financial trends of each portfolio company to assess our exposure to individual companies as well as to evaluate overall portfolio quality. We establish valuation targets at the portfolio level and for gross and net exposures with respect to specific companies and industries within our overall portfolio. In cases where we make a direct investment in a portfolio company, we may also obtain board positions, board observation rights and/or information rights from that portfolio company in connection with our investment. We regularly monitor our portfolio for compliance with the diversification requirements for purposes of maintaining our status as a BDC and a RIC for tax purposes.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock(1)	$151,003,991	72.1%	$122,744,564	49.5%
Common Stock(2)	35,922,154	17.2%	39,086,792	15.8%
Debt Investments	506,339	0.2%	3,098,734	1.3%
Options(3)	4,357,138	2.1%	3,638,161	1.5%
Private Portfolio Companies	191,789,622	91.6%	168,568,251	68.0%
Publicly Traded Portfolio Companies:
Common Stock	16,154,290	7.7%	13,548,248	5.5%
Options	1,436,830	0.7%	1,964,750	0.8%
Publicly Traded Portfolio Companies	17,591,120	8.4%	15,512,998	6.3%
Total Portfolio Investments	209,380,742	100.0%	184,081,249	74.3%
Non-Portfolio Investments
U.S. Treasury Bills	—	—%	63,810,855	25.7%
Total Investments	$209,380,742	100.0%	$247,892,104	100.0%

(1)	Preferred Stock also includes our investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, our investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and our investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd through an SPV.
(2)	Common Stock also includes our Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options also includes our investments in the Simple Agreement for Future Equity of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).

Determination of Net Asset Value

We determine the net asset value (“NAV”) of our investment portfolio after the conclusion of each fiscal quarter in connection with the preparation of our annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or more frequently if required under the 1940 Act.

Securities that are publicly traded are generally valued at the close price on the valuation date; however, if they remain subject to lock-up restrictions, they are discounted accordingly. Securities that are not publicly traded or for which there are no readily available market quotations, including securities that trade on secondary markets for private securities, are valued at fair value as determined in good faith by our Board of Directors and in accordance with Rule 2a-5 as promulgated under the 1940 Act. In connection with that determination, our executive officers and investment professionals prepare portfolio company valuations using, when available, the most recent portfolio company financial statements and forecasts. We also engage an independent valuation firm to perform independent valuations of our investments that are not publicly traded or for which there are no readily available market quotations. We may also engage an independent valuation firm to perform independent valuations of any securities that trade on private secondary markets, but are not otherwise publicly traded, where there is a lack of appreciable trading or a wide disparity in recently reported trades.

For those securities that are not publicly traded or for which there are no readily available market quotations, our Board of Directors, with the assistance of its valuation committee (the “Valuation Committee”), uses the recommended valuations as prepared by our executive officers and investment professionals and the independent valuation firm, respectively, as a component of the foundation for its final fair value determination. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had others made the determination using the same or different procedures or had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. For those investments that are publicly traded, we generally record unrealized appreciation or depreciation based on changes in the market value of the securities as of the valuation date. Publicly traded securities that remain subject to lock-up restrictions are discounted accordingly. For those investments that are not publicly traded and for which there are no readily available market quotations, we record unrealized depreciation on such investments when we believe that an investment has become impaired and record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the Consolidated Statement of Operations as the net change in unrealized appreciation or depreciation.

Our Board of Directors determines the fair value of our investments by considering a number of factors. The following represent factors that, among others, could impact such fair value determinations:

1.	Public trading of our portfolio securities, taking into consideration lock-up restrictions and liquidity;

2.	Active trading of our portfolio securities on a private secondary market, where we have determined that there is meaningful volume and the transactions are considered arm’s length by sophisticated investors;

3.	Qualified funding rounds in the companies in which we invested, where there is meaningful and reputable information available on size, valuation and investors; and

4.	Additional investments by us in current portfolio companies, where the price of the new investment differs materially from prior investments.

There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating NAV, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our Consolidated Financial Statements for the year ended December 31, 2024 for a list of our taxable subsidiaries.

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

The SBCAA modified the asset coverage percentage for BDCs, reducing the required coverage percentage for senior securities from 200% to 150%, subject to certain conditions. Under the SBCAA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In either case, we would be required to make certain disclosures regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

Pursuant to the SBCAA, the SEC issued rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that are available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allowing certain BDCs to file shelf registration statements that are automatically effective, and to take advantage of other benefits available to Well-Known Seasoned Issuers.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — Borrowings, such as the 6.00% Notes due 2026 and our 6.50% Convertible Notes due 2029, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We believe we are in compliance with such statutory and regulatory requirements. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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

Material U.S. Federal Income Tax Considerations

Included in our consolidated financial statements are GSV Capital Lending, LLC, SuRo Capital Sports, LLC, and the following wholly owned subsidiaries: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC SW Holdings, Inc., and GSVC SVDS Holdings, Inc (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are classified as corporations for U.S. federal and state income tax purposes. The Taxable Subsidiaries are not consolidated for income tax purposes and will be subject to U.S. federal income tax imposed at corporate rates on their income.

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

Election to be Taxed as a RIC

We have elected, and intend to qualify annually, as a RIC for U.S. federal income tax purposes; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we generally are required to distribute to our stockholders on a timely basis each year at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income and capital gains that we timely distribute (or are deemed to distribute) to stockholders as dividends. We will be subject to U.S. federal income tax imposed at the regular corporate rates on any income, including capital gains not timely distributed (or deemed distributed) to our stockholders.

In addition, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount equal to at least the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains that we recognized for preceding years but were not distributed during such years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to timely distribute our income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities and net income from “qualified publicly traded partnerships” (as defined in the Code) (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (the “50% Diversification Test”); and

●	no more than 25% of the value of our assets is invested in the securities of one issuer, other than U.S. government securities or securities of other RICs, the securities (other than securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or the securities of businesses, or the securities of one or more “qualified publicly traded partnerships” (the “25% Diversification Test,” and together with the 50% Diversification Test, the “Diversification Tests”).

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

As a RIC, we are generally limited in our ability to deduct expenses in excess of our “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from the Company’s cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to any “excess distribution” or gain from the disposition of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Failure to Maintain our Qualification as a RIC

If we were unable to qualify for treatment as a RIC and certain relief provisions are unable to be satisfied, we would be subject to U.S. federal income tax on all of our taxable income imposed at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital that would reduce the stockholder’s adjusted tax basis in its common stock (and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such common stock), and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC.

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

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2024 for further detail.

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

We are subject to risks related to our investments, including but not limited to the following:

●	Our investments in the rapidly growing venture capital-backed emerging companies that we target may be extremely risky, and we could lose all or part of our investments.

●	Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our NAV.

●	The lack of liquidity in, and potentially extended holding period of, many of our investments may adversely affect our business and will delay any distributions of gains, if any.

●	Investing in publicly traded companies can involve a high degree of risk and can be speculative.

●	We may not realize gains from our equity investments and, because certain of our portfolio companies may incur substantial debt to finance their operations, we may experience a complete loss on our equity investments in the event of a bankruptcy or liquidation of any of our portfolio companies.

●	Many of our portfolio companies are currently experiencing operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

●	Our portfolio is concentrated in a limited number of portfolio companies or market sectors, which subjects us to a risk of significant loss if the business or market position of these companies deteriorates or market sectors experiences a market downturn.

●	We may be limited in our ability to make follow-on investments, and our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

●	Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by substantial stockholders or management of our portfolio companies that could decrease the value of our investments.

●	We are subject to unique risks specific to our investments in the sponsors of SPACs.

●	To the extent we invest in foreign companies, such investments may be subject to unique risks in addition to those inherent to our investments in U.S.-based companies.

●	We may be subject to risks associated with hedging transactions and investments in derivatives.

We are subject to risks related to our business and structure, including but not limited to the following:

●	As an internally managed BDC, we are subject to certain restrictions that may adversely affect our business and are dependent upon our management team and investment professionals for our future success.

●	Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.

●	Our financial condition and results of operations will depend on our ability to achieve our investment objective and manage our business effectively.

●	We are subject to risks associated with the purchase of investments in secondary marketplaces.

●	Changes in laws or regulations governing our operations, including those related to taxation, may adversely affect our business or cause us to alter our business strategy.

●	Economic, political and market conditions and volatility therein, including economic downturns, may adversely affect our business, results of operations and financial condition.

●	We are exposed to risks associated with changes in interest rates and inflation rates.

●	We are subject to risks associated with shareholder activism and litigation.

●	We operate in a highly competitive market for direct equity investment opportunities.

●	Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

●	To the extent we enter into any future credit facility, we may pledge substantially all of our assets under such facility, and the loan agreement governing such facility may have covenants that would affect our liquidity, financial condition, and results of operations.

●	We may have difficulty paying required distributions if we recognize income before or without receiving cash representing such income.

●	Regulations incumbent upon BDCs may affect the way in which we raise capital, which may expose us to risks, including those associated with leverage.

●	We will experience fluctuations in our operating results.

●	Our Board of Directors retains broad powers to reclassify our common stock into preferred stock or change our investment objectives or operating policies, all without shareholder approval.

●	Ineffective internal controls could impact our business and operating results.

●	We face cyber-security risks.

Risks related to our securities include but are not limited to the following:

●	Investing in our securities may involve an above average degree of risk.

●	Our common stock price may be volatile and may decrease substantially.

●	We may not be able to pay distributions to our stockholders and our distributions may not grow over time.

●	Our stockholders may experience dilution upon the issuance of additional shares of our common stock.

●	If we default under any future credit facility or any other future indebtedness, we may not be able to make payments on our 6.00% Notes due 2026 (the “6.00% Notes due 2026”) or 6.50% Convertible Notes due 2029 (the “6.50% Convertible Notes due 2029”).

●	We may choose to redeem the 6.00% Notes due 2026 when prevailing interest rates are relatively low.

●	An active trading market for the 6.00% Notes due 2026 may not develop or be maintained, which could limit a holder’s ability to sell the 6.00% Notes due 2026 and/or adversely impact the market price of the 6.00% Notes due 2026.

●	The indenture governing the 6.00% Notes due 2026 contains limited protections for the holders thereof.

●	We will be subject to U.S. federal income tax imposed at corporate rates if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

Risks Related to Our Investments

Our investments in the rapidly growing venture capital-backed emerging companies that we target may be extremely risky, and we could lose all or part of our investments.

Investment in the rapidly growing venture capital-backed emerging companies that we target involves a number of significant risks, including the following:

●	these companies may have limited financial resources and may be unable to meet their obligations under their existing debt, which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, or bankruptcy or liquidation, any of which could lead to the reduction or loss of our investment;

●	they typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns;

●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing industries or sectors with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●	some of these companies may experience operating losses, which could be substantial, and there can be no assurance when or if such companies will operate at a profit;

●	because they are privately owned, there is generally little publicly available information about these companies; therefore, although we will perform due diligence investigations on these companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses and, in the case of investments we acquire in private secondary transactions, we may be unable to obtain financial or other information regarding such companies. Furthermore, there can be no assurance that the information that we do obtain with respect to any investment is reliable;

●	they may be adversely affected by a lack of IPO or merger and acquisition opportunities;

●	these private companies frequently have much complex capital structures, and may have multiple classes of equity securities with differing rights, including with respect to voting and distributions. In certain cases, these private companies may also have senior or pari passu preferred stock or senior debt outstanding, which may heighten the risk of investing in the underlying equity of such private companies, particularly in circumstances when we have limited information with respect to such capital structures; and

●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.

A portfolio company’s failure to satisfy financial or operating covenants imposed by its lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our investments in such portfolio company. We may incur expenses to the extent necessary to seek recovery of our equity investment or to negotiate new terms with a financially distressed portfolio company. Any or all of these events could negatively impact our business, financial condition, or results of operations.

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could affect the determination of our NAV.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in our portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that, while listed on a private securities exchange, have not actively traded, we will value such securities at fair value as determined in good faith by our Board of Directors in accordance with our written valuation policy and in compliance with Rule 2a-5. In connection with that determination, our executive officers and investment professionals prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Valuation Committee utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that, while listed on a private securities exchange, have not actively traded. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Board of Directors takes into account in determining fair value with respect to such investments include, as relevant and to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even when we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our Board of Directors’ determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, fair value determinations with respect to any investments we hold may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on the disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which our NAV understates the value of our investments would receive a lower price for their securities than the value of our investments might warrant.

The securities of our private portfolio companies are illiquid, and the inability of these portfolio companies to complete an IPO or consummate another liquidity event within our targeted time frame will extend the holding period of our investments, may adversely affect the value of these investments, and will delay the distribution of gains, if any.

The IPO market is, by its very nature, unpredictable, and IPO activity in particular has slowed significantly in recent years, which trend may remain for the foreseeable future. A lack of IPO opportunities for venture capital-backed companies could lead to companies staying in our portfolio longer as private entities still requiring funding. This situation may adversely affect the amount of available venture capital funding to late-stage companies that cannot complete an IPO. Such stagnation could dampen our returns or could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO opportunities for venture capital-backed companies may also cause some venture capital firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital. This might result in unrealized depreciation and realized losses in such companies by other investment funds, like us, who are co-investors in such companies. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.

The equity securities we acquire in a private company are generally subject to contractual transfer limitations imposed on the company’s stockholders as well as other contractual obligations, such as rights of first refusal and co-sale rights. These obligations generally expire only upon an IPO by the company or the occurrence of another liquidity/exit event, and in the case of an IPO, such securities may still be subject to lock-up restrictions of varying durations. As a result, prior to an IPO or other liquidity/exit event, our ability to liquidate our private portfolio company positions may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or, where applicable, their stockholders. Such buyers may not be willing to purchase our investments at prices or in volumes sufficient to liquidate our position and realize gains, and even where they are willing, other stockholders could exercise their co-sale rights to participate in the sale, thereby reducing the number of shares available for us to sell. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

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

The illiquidity of our private portfolio company investments, including those that are traded on the trading platforms of private secondary marketplaces, may make it difficult for us to sell such investments should the need arise. Also, if we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We will have no limitation on the portion of our portfolio that may be invested in illiquid securities, and we anticipate that all or a substantial portion of our portfolio may be invested in such illiquid securities at all times. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

In addition, even if a portfolio company completes an IPO, we will typically not be able to sell our position until any applicable post-IPO lock-up restriction expires. As a result of lock-up restrictions, the market price of securities that we hold may decline substantially before we are able to sell them following an IPO. There is also no assurance that a meaningful trading market will develop for our publicly traded portfolio companies following an IPO to allow us to liquidate our position when we desire.

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

Our investments in publicly traded companies involve a high degree of risk and can be speculative.

A portion of our portfolio is invested in publicly traded companies or companies that are in the process of completing an IPO. As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us. Additionally, our investments in companies which have recently completed IPOs may be subject to lock-up restrictions of varying durations, which could limit our ability to realize gains on our investments at the most opportune times.

In addition, our ability to invest in public companies may be limited in certain circumstances. To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made and giving effect to it, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Any failure to comply with the regulatory requirements applicable to BDCs would reduce our operating flexibility, which could have a negative effect on our business, financial condition, and results of operations. See “Risks Related to Our Business and Structure — We are subject to certain limitations and restrictions in our operations as a result of the regulations applicable to BDCs, and any failure to comply with such regulations could negatively impact our business or expose us to enforcement actions or the claims of private litigants.”

We may not realize gains from our investments and, in certain circumstances, we may experience a complete loss on our investments, including in the event of a bankruptcy or liquidation of any of our portfolio companies.

We invest principally in the equity and equity-related securities of what we believe to be rapidly growing venture capital-backed emerging companies. However, the interests we acquire may not appreciate in value and, in fact, may decline in value. Investments in equity securities involve a number of significant risks, including the risk of dilution as a result of additional issuances and the company’s failure to pay distributions.

In addition, the private company securities we acquire may be subject to drag-along rights, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be, in our opinion, undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize gains in an amount that we deem appropriate on our investment. Further, capital market volatility and the overall market environment may preclude our portfolio companies from completing IPOs or liquidity events and impede our exit from these investments. Accordingly, we may not be able to realize gains on our investments, and any gains that we do realize on the disposition of any investments may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our investments unless and until the portfolio companies in which we invest become publicly traded. In addition, the companies in which we invest may have substantial debt loads. In such cases, we would typically be last in line behind any creditors in a bankruptcy or liquidation and would likely experience a complete loss on our investment, which could, in turn, impact our financial condition and results of operations.

Many of our portfolio companies are currently experiencing operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

We have limited information about the financial performance and profitability of some of our portfolio companies. While certain of our portfolio companies have experienced gains in their net income in recent periods, we believe that many of our portfolio companies are currently experiencing operating losses. There can be no assurance when or if such companies will operate at a profit. If such companies fail to operate at a profit consistently or ever, such failure may adversely affect our investments, which will, in turn, result in negative effects to our results of operations.

Our portfolio is concentrated in a limited number of portfolio companies or market sectors, which subjects us to a risk of significant loss if the business or market position of any of these companies deteriorates or any of their market sectors experience a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2024, 91.1% of our NAV was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification; however, our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

Given the experience of our executive officers and investment professionals within the technology space, a number of the companies in which we have invested and intend to invest operate in technology-related sectors, and as of December 31, 2024, our largest industry concentrations of our total investments at fair value were in the artificial intelligence infrastructure & applications sector, which represented approximately 27.7% of our portfolio, and the software-as-a-service (“SaaS”) sector, which represented approximately 23.5% of our portfolio. Additionally, our investments in the consumer goods & services sector represented approximately 14.5% of our portfolio, our investments in the educational technology sector represented approximately 13.1% of our portfolio, and our investments in the logistics & supply chain sector represented approximately 11.0% of our portfolio. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our business and results of operations.

Our investment in the artificial intelligence infrastructure & applications sector is subject to substantial risks due to rapid technological evolution, regulatory uncertainty, and operational vulnerabilities. Companies in this sector—including generative artificial intelligence infrastructure & application companies—are frequently subject to unpredictable revenue, profitability, and valuations, as many such companies are in their startup or emerging stages and face challenges such as competitive pressures and technical hurdles. Additionally, emerging and evolving legal frameworks and regulatory compliance in this sector may increase such companies’ costs and, accordingly, constrain their operations. Our equity investments in such companies may be limited, and because we may not control these companies, we may be limited in our ability to influence their risk mitigation approaches. Founders and larger shareholders may prioritize growth over compliance or ethical safeguards, heightening these companies’ exposure to regulatory actions, reputational damage, and economic penalties, any or all of which could negatively impact our investment.

Artificial intelligence infrastructure & application companies may also face monetization challenges, which could threaten their returns. These companies may struggle to commercialize prototypes amid customer skepticism, pricing model uncertainties, and high operational costs upon startup. Further, rapid technological advancements, including breakthroughs in quantum machine learning, may render existing models obsolete. Additionally, certain of these companies may experience semiconductor supply chain vulnerabilities, causing operational delays as they execute on their go-to-market strategies. Any or all of these phenomena may impact such companies’ business, financial condition, or results of operations, thereby negatively impacting the value of our investments.

Our investment in the SaaS sector is subject to substantial risks. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SaaS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SaaS industry, could create new legal or regulatory burdens on these portfolio companies that could have a material adverse effect on their respective operations. In addition, our SaaS portfolio companies may incur significant operating losses and negative cash flows during certain times of their respective life cycles, resulting in an adverse impact on their operations. Because our SaaS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SaaS industry encounter financial difficulty.

Our investment in the consumer goods and services sector is subject to substantial risks. Companies in the consumer goods and services sector frequently experience fluctuations in their earnings due to consumer cyclicality, and are extremely sensitive to economic downturns or recessions as well as currency fluctuations. These companies are also subject to changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer goods and services is affected by the health of consumers. Companies in the consumer goods and services sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer products and services sector and, in turn, the value of our investments in companies in that sector.

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

Our investment in the supply chain and logistics sector is subject to substantial risks. Geopolitical conflicts, trade restrictions, and regional instability can disrupt critical shipping lanes and cross-border commerce, while reliance on international suppliers heightens vulnerability to customs delays, tariff fluctuations, and sudden regulatory changes, all of which could impact the business, financial condition, and results of operations of such companies. Additionally, prolonged port congestion, container shortages, and labor disputes at key transit hubs may further impede delivery timelines, eroding customer trust and such companies’ contractual compliance, thus impacting these companies’ business and, accordingly, our investment.

Natural disasters, including hurricanes, floods, wildfires, and public health emergencies, as well as climate-related events, can necessitate rapid supply chain reconfiguration and disrupt essential infrastructure such as warehouses and transportation corridors. Companies must also navigate complex regulatory frameworks across jurisdictions governing emissions, labor practices, and safety protocols; for instance, stricter carbon disclosure requirements and evolving fuel efficiency standards may require costly compliance measures. Moreover, labor shortages in trucking, warehousing, and dock operations—as well as potential disruptions from unionization or collective bargaining—could further impact operational efficiency and profit margins. Any or all of these considerations or circumstances could distract these companies’ attention from their effective management, thereby potentially negatively impacting their financial condition and results of operations and, in turn, the value of our investment in such companies.

Common to all of the artificial intelligence infrastructure & applications, SaaS, consumer goods & services, education technology, and supply chain & logistic sectors are risks related to cybersecurity. Any of the portfolio companies in these sectors could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks.

Any of these factors could materially and adversely affect the business and operations of a portfolio company in these industries and, in turn, adversely affect the value of these portfolio companies and the value of any securities that we may hold.

Our financial results could be negatively affected if a portfolio company in which we have a significant investment fails to perform as expected.

Our total investment in any one of our portfolio companies may be significant to our NAV. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2024:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
CW Opportunity 2 LP(1)	$15,176,443	$17,775,155	11.3%
ARK Type One Deep Ventures Fund LLC(2)	17,696,568	17,638,247	11.2%
Learneo, Inc. (f/k/a Course Hero, Inc.)	14,999,972	16,882,029	10.7%
Blink Health, Inc.	15,004,340	15,092,515	9.6%
Whoop, Inc.	10,011,460	14,923,457	9.5%
ServiceTitan, Inc.	10,008,233	14,027,713	8.9%
IH10, LLC(3)	12,273,784	12,215,010	7.8%
Canva, Inc.	10,058,820	12,000,000	7.6%
FourKites, Inc.	8,530,389	11,716,925	7.4%
Locus Robotics Corp.	10,004,286	11,316,312	7.2%
Total	$123,764,295	$143,587,363	91.1%

(1)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Series C Preferred Shares of CoreWeave, Inc. SuRo Capital Corp. is invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP.
(2)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Interest Rights of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Convertible Interest Rights of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC.
(3)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital Corp. is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC.

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

We may elect not to make follow-on investments, or may otherwise lack sufficient funds to make those investments or lack access to desired follow-on investment opportunities. We have the discretion to make any follow-on investments, subject to the availability of capital resources and of the investment opportunity. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful company’s capital structure. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by our mandate to comply with regulatory requirements applicable to BDCs.

In addition, we may be unable to complete follow-on investments in our portfolio companies that have conducted an IPO as a result of regulatory or financial restrictions. This or any of the preceding rationales for failing to undertake a follow-on investment could impact our portfolio companies’ performance and, thus, its value, which could, in turn, affect our financial condition and results of operations.

Because we will generally not hold controlling equity interests in our portfolio companies, we will likely not be in a position to exercise control over our portfolio companies or to prevent decisions by substantial stockholders or management of our portfolio companies that could decrease the value of our investments.

Generally, we will not take controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other stockholders, such as venture capital and private equity sponsors, that have substantial investments in our portfolio companies may have interests that differ from that of the portfolio company or its minority stockholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity and equity-related investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company’s management or its substantial stockholders, and may therefore suffer a decrease in the value of our investments and, accordingly, our financial condition and results of operations.

In the event that we make an investment in a sponsor of a SPAC and the SPAC does not consummate a business combination, we will lose the entirety of our investment.

We invest selectively in the sponsors of SPACs, which investments are subject to certain particularized and substantial risks. For example, we will lose the entirety of our investment in a sponsor of a SPAC if the underlying SPAC fails to consummate a business combination. Any investment by us in a sponsor of a SPAC will not have the same redemption rights that a direct investment in a SPAC may have. As such, there is a unique risk of experiencing a complete loss on our investment when we invest in a sponsor of a SPAC, which, if such loss were to occur, would negatively impact our financial condition and results of operations.

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

BDCs that enter into transactions involving derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user,” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of a “commodity pool operator” under the Commodity Exchange Act and related CFTC regulations. We have claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

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

Risks Related to Our Business and Structure

We are subject to certain limitations and restrictions in our operations as a result of the regulations applicable to BDCs, and any failure to comply with such regulations could negatively impact our business or expose us to enforcement actions or the claims of private litigants.

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

As an internally managed BDC, we are dependent upon our management team and investment professionals for their time availability and for our future success, and if we are not able to hire and retain qualified personnel, or if we lose key members of our team, our ability to implement our business strategy could be significantly harmed.

As an internally managed BDC, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our management team and investment professionals. We depend upon the expertise, skill and network of members of our management and our investment professionals for the identification, diligence, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of key members of our team, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

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

Members of our team may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed BDCs that are not subject to the same limitations on incentive-based compensation that we are subject to as an internally managed BDC. A departure by one or more members of our team or competing demands on their time could have a negative impact on our business, financial condition and results of operations.

Our financial condition and results of operations will depend on our ability to manage our business effectively and achieve our investment objective.

Our ability to achieve our investment objective will depend on our management team’s and investment professionals’ ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management team’s and investment professionals’ structuring of the investment process and their ability to provide competent, attentive and efficient services. We seek a specified number of investments in rapidly growing venture capital-backed emerging companies, which may be extremely risky. There can be no assurance that our management team and investment professionals will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective. Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We expect that members of our management team and our investment professionals will maintain key informal relationships, which we use to help identify and gain access to investment opportunities. If our management team and investment professionals fail to maintain relationships with key firms, or if they fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of investments and achieve our investment objective. In addition, persons with whom our management team and investment professionals have informal relationships are not obligated to inform them or us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively inhibit our ability to identify attractive portfolio companies that meet our investment criteria, thus negatively impacting our cash flows and results of operations.

There are significant potential risks related to investing in securities traded on private secondary marketplaces.

We have utilized and expect to continue to utilize private secondary marketplaces, such as Hiive Markets, Ltd. and Forge Global, Inc., to acquire investments for our portfolio. When we purchase investments in the secondary marketplace, we may have little or no direct access to financial or other information from these portfolio companies. As a result, we are dependent upon the relationships of our management team and investment professionals to obtain the information necessary to perform research and due diligence, and to monitor our investments after they are made. There can be no assurance that our management team and investment professionals will be able to acquire adequate information on which to make its investment decision with respect to any private secondary marketplace purchases, or that the information it is able to obtain is accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary marketplaces could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our NAV and results of operations.

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

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The U.S. Federal Reserve decreased the federal funds rate multiple times in 2024 after a sustained period of historically high rates. We may borrow money and issue debt securities or preferred stock to make investments, and if we do so, our net investment income will be dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. While we are principally invested in the equity and equity-related securities of our portfolio companies, to the extent we have debt investments with floating rates, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease. Conversely, in periods of rising interest rates, our interest income on these investments will increase. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

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

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social, and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Conversely, “anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our investment activities as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our investment adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Borrowings, such as the 6.00% Notes due 2026 and our 6.50% Convertible Notes due 2029, can magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. In addition to the 6.00% Notes due 2026 and our 6.50% Convertible Notes due 2029, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service the 6.00% Notes due 2026, the 6.50% Convertible Notes due 2029 or any borrowings under any other future debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. As a result of our use of leverage, we have experienced a substantial increase in operating expenses and may continue to do so in the future.

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

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(16.49)%	(9.84)%	(3.20)%	3.45%	10.09%

(1)	Assumes $209.4 million in total portfolio assets excluding U.S. Treasuries, and $74.7 million in outstanding debt related to our 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029 as of December 31, 2024.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue debt securities or preferred stock to leverage our capital structure. As a result:

●	shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

●	any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;

●	if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●	our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% (or 150% if certain requirements are met), and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

●	any future credit facility we may enter into would be subject to periodic renewal by the lenders party thereto, whose continued participation cannot be guaranteed;

●	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness;

●	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on such securities;

●	if we issue preferred stock, the special voting rights and preferences of preferred stockholders may result in such stockholders having interests that are not aligned with the interests of our common stockholders, and the rights of our preferred stockholders to dividends and liquidation preferences will be senior to the rights of our common stockholders;

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares; and

●	any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 200% (or 150% if certain requirements are met).

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

We may in the future issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively (along with the 6.00% Notes due 2026 and the 6.50% Convertible Notes due 2029) as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

All of the costs of offering and servicing the 6.00% Notes due 2026, the 6.50% Convertible Notes due 2029 and any additional debt or preferred stock we may issue in the future, including interest payments thereon, will be borne by our common stockholders. The interests of the holders of the 6.00% Notes due 2026, the 6.50% Convertible Notes due 2029 and any additional debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of the 6.00% Notes due 2026, the 6.50% Convertible Notes due 2029 and any other debt or preferred stock we mato receive interest or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our Board of Directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders.

In addition to regulatory requirements that restrict our ability to raise capital, the loan agreement governing any future credit facility may contain various covenants which, if not complied with, could materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

Under the loan agreement governing any future credit facility, we may take certain customary representations and warranties and may be required to comply with various affirmative and negative covenants, reporting requirements, and other customary requirements for similar credit facilities, including, without limitation, restrictions on incurring additional indebtedness, compliance with the asset coverage requirements under the 1940 Act, a minimum NAV requirement, a limitation on the reduction of our NAV, and maintenance of RIC and BDC status. Such loan agreement may include usual and customary events of default for credit facilities of similar nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, and the occurrence of a material adverse effect.

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

We will be subject to U.S. federal income tax imposed at corporate rates if we are profitable and are unable to qualify as a RIC, which could have a material adverse effect on us and our stockholders.

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1. Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2024 for more information.

We generally believe that it will be in our best interest to be treated as a RIC in any year in which we are profitable. If we fail to qualify for tax treatment as a RIC for any year in which we are profitable and such profits exceed certain loss carryforwards that we are entitled to utilize, we will be subject to U.S. federal income tax imposed at corporate rates, which could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions. Such a failure could have a material adverse effect on us and our stockholders.

In any year in which we intend to be treated as a RIC, we may be forced to dispose of investments at times when our management team would not otherwise do so or raise additional capital at times when we would not otherwise do so, in each case in order to qualify for the special tax treatment accorded to RICs.

To qualify as a RIC, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities or income from “qualified publicly traded partnerships.” To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests in any year in which we intend to be treated as a RIC may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. In addition, in order to satisfy the Annual Distribution Requirement for a RIC, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under the terms of our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to dispose of investments quickly enough to meet the asset diversification requirements at the end of a quarter or obtain cash from other sources in order to meet the annual distribution requirement, we may fail to qualify and, thus, be subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect our business and financial condition.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes in tax laws, regulations or administrative interpretations or any amendments thereto could adversely affect us, the entities in which we invest, or the holders of our securities, including our common stock and the 6.00% Notes due 2026. Additionally, the Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences to us and our investors. Investors are urged to consult with their tax advisors with respect to the impact of this legislation and the status of any other regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms or at all.

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to operate as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not be subject to U.S. income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

We may continue to choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may continue to, distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must not exceed more than 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect, potentially with retroactive effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding enacted legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. For example, on August 16, 2022, the Biden Administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We will assess the potential impact of these legislative changes. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain of our investment strategies.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry. It is unclear as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of our portfolio companies or otherwise achieve our objectives.

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

The SBCAA modified the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets) if certain requirements are met. Under the SBCAA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

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

Private funds that are excluded from the definition of “investment company” pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also subject to this restriction, as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.

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

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Accordingly, any issuance of preferred stock that we effect would subject our stockholders, including our common stockholders, to these risks.

Our Board of Directors is authorized to reclassify any unissued shares of stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of the Company and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. We are authorized to issue up to 100,000,000 shares of common stock. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders will have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders will not choose to act in a manner that tends to favors our preferred stockholders, particularly where there is a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and NAV per share of our common stock upon conversion. These effects, among others, could have an adverse effect on an investment in our common stock.

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

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors, without stockholder action, to classify or reclassify shares of our stock in one or more classes or series, including preferred stock, to cause the issuance of additional shares of our stock, and to amend our charter without stockholder approval to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

We will likely experience fluctuations in our operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2024, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Risks Related to our Borrowings

Our borrowings, including the 6.00% Notes due 2026 and the 6.50% Convertible Notes due 2029 are unsecured and therefore effectively subordinated to any future secured indebtedness we could incur.

The 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029 are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, these borrowings are effectively subordinated to any future secured indebtedness we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our future secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors.

The 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029 rank pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by us. The 6.00% Notes due 2026 also rank pari passu with, or equal to, our general liabilities (total liabilities, less debt). In total, these general liabilities were approximately $0.8 million as of December 31, 2024. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of such indebtedness may assert rights equal to the holders of the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029, which may limit recovery by the holders of these debt securities.

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

If we default on our obligations to pay other indebtedness, we may not be able to make payments on the 6.00% Notes due 2026 or 6.50% Convertible Notes due 2029.

Any default under any agreements governing any of our existing or future indebtedness that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 6.00% Notes due 2026 or 6.50% Convertible Notes due 2029 and substantially decrease the market value thereof. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, if any, or if we otherwise fail to comply with any covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, if any, we could be in default under the terms of the agreements governing such indebtedness, including the 6.00% Notes due 2026 and/or 6.50% Convertible Notes due 2029. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under any credit facility or other debt we may enter into or incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We can provide no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the 6.00% Notes due 2026 and/or 6.50% Convertible Notes due 2029, our other debt, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any 6.00% Notes due 2026 and/or 6.50% Convertible Notes due 2029 sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under any credit facility or other debt we may enter into or incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 6.00% Notes due 2026, the 6.50% Convertible Notes due 2029 and any other debt. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future credit facilities will likely have customary cross-default provisions, if we have a default under the terms of the 6.00% Notes due 2026 or the 6.50% Convertible Notes due 2029, the obligations under any future credit facility may be accelerated and we may be unable to repay or finance the amounts due.

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

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market after any future offering may be higher or lower than the price you pay depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

Shares of BDCs like us may, during some periods, trade at prices higher than their NAV per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their NAV per share. The perceived value of our investment portfolio may be affected by a number of factors, including perceived prospects for individual companies we invest in, market conditions for common stock generally, for IPOs and other exit events for venture capital-backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our NAV per share.

The possibility that our shares will trade at a discount from NAV or at premiums that are unsustainable are risks separate and distinct from the risk that our NAV per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in NAV per share. As of March 11, 2025, the closing price of our common stock on the Nasdaq Global Select Market was $5.27 per share, which represented an approximately 21.1% discount to our NAV of $6.68 per share as of December 31, 2024.

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

The Trump Administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

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

Finally, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. An extended period of remote working, whether by us, our portfolio companies, or our third-party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS.” Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol (“SSSS”). Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Securities.” The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2024, 2023 and 2022, the NAV per share of our common stock, the range of high and low closing sales prices for our common stock, and such closing sales price as a percentage (premium and discount) to our NAV per share. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 11, 2025 was $5.27 per share, which represented an approximately 21.1% discount to our NAV of $6.68 per share as of December 31, 2024.

		Price Range		High Close Price as a Premium/(Discount)	Low Close Price as a Premium/(Discount)
	NAV(1)	High	Low	to NAV(2)	to NAV(2)
Fiscal 2024
Fourth Quarter	$6.68	$6.38	$4.62	(4.5)%	(30.8)%
Third Quarter	6.73	4.93	3.63	(26.7)	(46.1)
Second Quarter	6.94	4.46	3.76	(35.7)	(45.8)
First Quarter	7.17	4.72	3.39	(34.2)	(52.7)
Fiscal 2023
Fourth Quarter	$7.99	$4.32	$3.51	(45.9)%	(56.1)%
Third Quarter	8.41	4.31	3.19	(48.8)	(62.1)
Second Quarter	7.35	3.93	3.20	(46.5)	(56.5)
First Quarter	7.59	4.64	2.93	(38.9)	(61.4)
Fiscal 2022
Fourth Quarter	$7.39	$4.38	$3.67	(40.7)%	(50.3)%
Third Quarter	7.83	6.81	3.87	(13.0)	(50.6)
Second Quarter	9.24	8.94	6.33	(3.2)	(31.5)
First Quarter	12.22	13.36	8.27	9.3	(32.3)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low close prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low close sales price divided by the NAV and subtracting 1.

Holders

As of March 11, 2025, there were 17 holders of record of our common stock (including Cede & Co.).

Distributions

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To maintain RIC tax treatment, we generally must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Further, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the U.S. federal income tax return for that fiscal year. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. Stockholders may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to the allocable share of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2024. The table is divided by fiscal year according to record date:

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

We intend to focus on making equity investments from which we will derive primarily capital gains. As a consequence, we do not anticipate that we will pay distributions on a quarterly basis or become a predictable distributor of distributions, and we expect that our distributions, if any, will be much less consistent than the distributions of other BDCs that primarily make debt investments. If there are earnings or realized capital gains to be distributed, we intend to declare and pay a distribution at least annually. The amount of realized capital gains available for distribution to stockholders will be impacted by our tax status.

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements as of December 31, 2024 for more information. The Taxable Subsidiaries included in our Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

On July 31, 2019, our Board of Directors approved and adopted the SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan (the “Amended Equity Incentive Plan”) and on June 19, 2020, stockholders approved the Amended Equity Incentive Plan. The Amended Equity Incentive Plan provides stock-based awards as long-term incentive compensation to our employees, including our executive officers. We use stock-based awards to (i) attract and retain key employees and officers, (ii) motivate employees and officers by means of performance-related incentives to achieve long-range performance goals, (iii) enable employees and officers to participate in our long-term growth, (iv) link employees’ compensation to the long-term interests of stockholders, (v) recognize individual contributions to corporate strategic priorities and to our long-term performance and (vi) provide competitive total direct compensation. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has authority to select the persons to receive stock-based awards, and our Board of Directors may also grant awards and administer the Amended Equity Incentive Plan in its sole discretion. At the time of each award, the Compensation Committee determines the terms of the award in its sole discretion, including any performance period (or periods) and any performance objectives relating to the award. We do not have any equity compensation plan that has not been approved by our stockholders.

The following table details the securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	567,940
Equity compensation plans not approved by security holders	—	—	—
Total			567,940

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2024. The graph assumes that, on December 31, 2019, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2019, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
SSSS	$100.00	$216.67	$374.27	$111.11	$115.20	$171.93
S&P 500 Index	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
Nasdaq Stock Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22

The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the year ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2024	—	$—	—	$20,686,087
February 1 through February 28, 2024	—	—	—	20,686,087
March 1 through March 31, 2024	—	—	—	20,686,087
April 1 through April 30, 2024	2,000,000	4.70	2,000,000	20,686,087
May 1 through May 31, 2024	—	—	—	20,686,087
June 1 through June 30, 2024	—	—	—	20,686,087
July 1 through July 31, 2024	—	—	—	20,686,087
August 1 through August 31, 2024	12,000	3.84	—	20,686,087
September 1 through September 30, 2024	—	—	—	20,686,087
October 1 through October 31, 2024	—	—	—	25,000,000
November 1 through November 30, 2024	81,257	5.11	—	25,000,000
December 1 through December 31, 2024	9,843	5.49	—	25,000,000
Total	2,103,100		2,000,000

On February 20, 2024, we commenced the Modified Dutch Auction Tender Offer to purchase up to 2,000,000 shares of our common stock from our stockholders, which expired on April 1, 2024. In accordance with the terms of the Modified Dutch Auction Tender Offer, we selected the lowest price per share of not less than $4.00 per share and not greater than $5.00 per share.

Pursuant to the Modified Dutch Auction Tender Offer, we repurchased 2,000,000 shares, representing 7.9% of our outstanding shares, on or about April 5, 2024 at a price of $4.70 per share. We used available cash to fund the purchase of our shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses.

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program (the “Share Repurchase Program”) under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. Following several intervening approvals from our Board of Directors to increase the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program and/or extend the Share Repurchase Program to later expiration dates, most recently, on October 29, 2024, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the year ended December 31, 2024, we did not repurchase any shares of common stock under the Share Repurchase Program. As of December 31, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, Marcum LLP, on the senior securities table, as of December 31, 2024, 2023, 2022, 2021 and 2020, is attached as an exhibit to this annual report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit
6.50% Convertible Notes due 2029
Fiscal 2024(9)	$30,000,000	$3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018	—	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
6.00% Notes due 2026
Fiscal 2024(4)	$44,667,400	$3,110	—	$24.20
Fiscal 2023(4)	75,000,000	3,711	—	23.40
Fiscal 2022(4)	75,000,000	3,800	—	24.83
Fiscal 2021(4)	75,000,000	5,865	—	25.52
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018	—	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
4.75% Convertible Senior Notes due 2023
Fiscal 2024	$—	$3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021(5)	—	5,865	—	N/A
Fiscal 2020(5)	38,215,000	8,892	—	N/A
Fiscal 2019	40,000,000	5,998	—	N/A
Fiscal 2018	40,000,000	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
Fiscal 2015	—	4,884	—	N/A
5.25% Convertible Senior Notes due 2018
Fiscal 2024	$—	$3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018(6)	—	5,884	—	N/A
Fiscal 2017	69,000,000	3,968	—	N/A
Fiscal 2016	69,000,000	3,784	—	N/A
Fiscal 2015	69,000,000	4,884	—	N/A
Credit Facility
Fiscal 2024	$—	$3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019(7)	—	5,998	—	N/A
Fiscal 2018(7)	—	5,884	—	N/A
Fiscal 2017(7)	—	3,968	—	N/A
Fiscal 2016(8)	—	3,784	—	N/A
Fiscal 2015(8)	—	4,884	—	N/A

(1)	Total gross amount of each class of senior securities outstanding at the end of the period presented, before deduction of discount and debt issuance costs.
(2)	Asset coverage per unit for a class of senior securities is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by the Company as of the stated time periods.
(4)	The 6.00% Notes due 2026 were issued on December 17, 2021. During the year ended December 31, 2024, 1,213,304 units of the 6.00% Notes due 2026 representing $30,332,600 in principal were repurchased.
(5)	For the year ended December 31, 2020, we issued 174,888 shares of our common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The 4.75% Convertible Senior Notes due 2023 were repaid in full with interest on March 29, 2021.
(6)	The 5.25% Convertible Senior Notes due 2018 were repaid in full with interest on September 15, 2018.
(7)	Represents amounts under the $12.0 million senior secured revolving Credit Facility with Western Alliance Bank National Association, which matured on May 31, 2019.
(8)	Represents amounts under the $18.0 million Credit Facility with Silicon Valley Bank National Association, which matured on December 31, 2016.
(9)	The 6.50% Convertible Notes due 2029 were issued on August 14, 2024 in the amount of $25.0 million and on October 9, 2024 in the amount of $5.0 million.

Item 6. Reserved

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies, negotiations with selling stockholders, and through investments in SPVs and investment funds that invest directly in the equity or debt of a single private issuer. In addition, we may invest in private credit and in the founders equity, founders warrants, venture capital investment funds, and PIPE transactions of SPACs. We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act. To the extent we make investments in private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our net assets.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, Software-as-a-Service, Artificial Intelligence Infrastructure & Applications, Consumer Goods & Services, Education Technology, Logistics & Supply Chain, Financial Technology & Services, and SuRo Sports. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies we evaluate.

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

Portfolio and Investment Activity

Year Ended December 31, 2024

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of December 31, 2024 of all of our portfolio investments was $209,380,742.

During the year ended December 31, 2024, we funded investments in an aggregate amount of $74,500,754 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Supplying Demand, Inc. (d/b/a Liquid Death)	Preferred shares, Series F-1	1/18/2024	$9,999,996
Canva, Inc.	Common shares	4/17/2024	9,999,948
CW Opportunity 2 LP(1)	Membership Interest, Class A	5/7/2024	15,000,000
ARK Type One Deep Ventures Fund LLC(2)	Membership Interest, Class A	9/25/2024	17,500,000
CoreWeave, Inc.	Common shares	9/26/2024	5,000,400
CoreWeave, Inc.	Preferred Shares, Series A	10/8/2024	5,000,400
IH10, LLC(3)	Membership Interest	10/9/2024	12,000,010
Total			$74,500,754

(1)	CW Opportunity 2 LP is an SPV that is solely invested in the Series C Preferred Shares of CoreWeave, Inc. SuRo Capital Corp. is invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP.
(2)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Interest Rights of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Convertible Interest Rights of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC.
(3)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital Corp. is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC.

During the year ended December 31, 2024, we capitalized fees of $564,146, which include prepaid fund expenses and management fees.

During the year ended December 31, 2024, we exited or received proceeds from investments (not including short-term U.S. Treasury bills) in the amount of $26,107,936, net of transaction costs, and realized a net loss on investments of $5,020,314 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
Nextdoor Holdings, Inc.(3)	Various	112,420	$1.92	$215,318	$(411,151)
PSQ Holdings, Inc. (d/b/a PublicSquare) - Warrants(4)	Various	600,000	1.07	641,583	383,994
Architect Capital PayJoy SPV, LLC(5)	6/28/2024	N/A	N/A	10,000,000	(6,745)
True Global Ventures 4 Plus Pte Ltd(6)	Various	N/A	N/A	375,762	—
PSQ Holdings, Inc. (d/b/a PublicSquare) - Public Common Shares(7)	Various	1,976,032	$3.19	6,312,243	4,755,656
Churchill Sponsor VII LLC	8/18/2024	N/A	N/A	—	(300,000)
YouBet Technology, Inc. (d/b/a FanPower)	8/22/2024	N/A	N/A	—	(752,943)
OneValley, Inc. (f/k/a NestGSV, Inc.)(8)	8/29/2024	N/A	N/A	3,000,000	(6,598,530)
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(9)	9/30/2024	N/A	N/A	374,950	(6,790,680)
Oklo, Inc.	11/15/2024	239,300	$21.14	5,058,709	4,807,382
Forge Global, Inc.(10)	Various	125,000	$1.03	129,371	14,305
Total				$26,107,936	$(4,898,712)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of February 23, 2024, we had sold our remaining Nextdoor Holdings, Inc. public common shares.
(4)	As of December 31, 2024, we held 1,796,037 remaining PSQ Holdings, Inc. (d/b/a PublicSquare) public warrants.
(5)	On June 28, 2024, we redeemed the entirety of our Membership Interest in Architect Capital PayJoy SPV, LLC.
(6)	On June 28, 2024 and December 23, 2024, we received return of capital distributions from our investment in True Global Ventures 4 Plus Pte Ltd.
(7)	As of December 3, 2024, we had sold our remaining PSQ Holdings, Inc. (d/b/a PublicSquare) public common shares.
(8)	On August 29, 2024, we sold our remaining position in OneValley, Inc. (f/k/a NestGSV, Inc.).
(9)	On September 20, 2024, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) dissolved its business and made a final distribution.
(10)	As of December 31, 2024, we held 1,020,875 remaining Forge Global, Inc. public common shares.

During the year ended December 31, 2024, we wrote-off our investments in Churchill Sponsor VII LLC and YouBet Technology, Inc. (d/b/a FanPower) following their dissolution.

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

During the year ended December 31, 2023, we funded investments in an aggregate amount of $25,766,162 (not including capitalized transaction costs or investments in short-term U.S. Treasury bills) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.(1)	Preferred shares, Series 1	1/13/2023	$2,000,000
True Global Ventures 4 Plus Pte Ltd(2)	Limited Partner Fund Investment	3/31/2023	1,330,000
PayJoy, Inc.	Simple Agreement for Future Equity (SAFE)	5/25/2023	500,000
ServiceTitan, Inc.	Common shares	6/30/2023	9,999,990
FourKites, Inc.	Common shares	Various	8,511,174
Shogun Enterprises, Inc. (d/b/a Hearth)(3)	Preferred shares, Series B-4	7/12/2023	499,998
Stake Trade, Inc. (d/b/a Prophet Exchange)	Simple Agreement for Future Equity (SAFE)	7/26/2023	1,000,000
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 8/17/2024	10/26/2023	325,000
Colombier Sponsor II LLC	Class B Units and Class W Units	11/20/2023	1,600,000
Total			$25,766,162

(1)	On January 13, 2023, we invested $2.0 million in Orchard Technologies, Inc.’s Series 1 Senior Preferred financing round. As part of the transaction, we exchanged a portion of our existing Series D Preferred shares for Series 1 Senior Preferred shares, Series 2 Senior Preferred shares, and Common shares. Additionally, our previous investment in the Simple Agreement for Future Equity of Orchard Technologies, Inc. was converted into additional Series 1 Senior Preferred shares.
(2)	On March 31, 2023, the previously unfunded capital commitment of $1.3 million was deemed fully contributed in lieu of cash distributions. On March 31, 2023, the full $2.0 million capital commitment to True Global Ventures 4 Plus Fund LP had been called and funded.
(3)	On July 12, 2023, we invested $0.5 million in Shogun Enterprises, Inc. (d/b/a Hearth)’s Series B-4 Preferred financing round. As part of the transaction, our previous investment in the Convertible Note of Shogun Enterprises, Inc. (d/b/a Hearth) was converted into Series B-3 Preferred shares. Additionally, we received Common Warrants as part of the transaction.

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

Results of Operations

Comparison of the Years Ended December 31, 2024, 2023, and 2022

Operating results for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Total Investment Income	$4,673,427	$6,596,780	$3,456,193
Interest income	3,441,188	5,885,470	2,914,954
Dividend income	1,232,239	711,310	541,239
Total Operating Expenses	$18,624,714	$20,036,389	$18,164,201
Compensation expense	9,159,673	9,482,867	7,566,452
Directors’ fees	682,260	645,548	675,716
Professional fees	2,277,765	2,602,894	3,395,260
Interest expense	4,843,570	4,858,049	4,845,549
Income tax expense	88,692	624,049	82,238
Other expenses	1,572,754	1,822,982	1,598,986
Net Investment Loss	$(13,951,287)	$(13,439,609)	$(14,708,008)
Net realized loss on investments	(5,020,314)	(11,947,504)	(5,905,453)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(183,668)	—	—
Net change in unrealized appreciation/(depreciation) of investments	(18,968,978)	30,453,935	(111,563,592)
Net Change in Net Assets Resulting from Operations	$(38,124,247)	$5,066,822	$(132,177,053)

Investment Income

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

Investment income decreased to $4,673,427 for the year ended December 31, 2024 from $6,596,780 for the year ended December 31, 2023. The net decrease between periods was primarily due to the cessation of interest income from short-term U.S. Treasury bills and from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024. Additional decreases in interest income were related to interest accruals from debt investments in Xgroup Holdings Limited (d/b/a Xpoint) and Shogun Enterprises, Inc. (d/b/a Hearth), and the repayment in full of the Residential Homes for Rent, LLC (d/b/a Second Avenue) term loan as of December 26, 2023, as well as a decrease in dividend income from SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) and NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.) following our complete exit in December 2023. The decreases were offset by an increase in interest income received on cash, and an increase in dividend income from CW Opportunity 2 LP during the year ended December 31, 2024, relative to the year ended December 31, 2023.

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

Operating Expenses

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

Total operating expenses decreased to $18,624,714 for the year ended December 31, 2024 from $20,036,389 for the year ended December 31, 2023. The decrease in operating expense was primarily due to decreases in income tax expense, professional fees, compensation expense and other expenses, offset by an increase in directors’ fees during the year ended December 31, 2024, relative to the year ended December 31, 2023.

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

Net Investment Loss

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

For the year ended December 31, 2024, we recognized a net investment loss of $13,951,287, compared to a net investment loss of $13,439,609 for the year ended December 31, 2023. The change between periods resulted from a decrease in total investment income and operating expenses during the year ended December 31, 2024, relative to the year ended December 31, 2023.

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

Net Realized Loss on Investments

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

For the year ended December 31, 2024, we recognized a net realized loss on our investments of $5,020,314, compared to a net realized loss of $11,947,504 for the year ended December 31, 2023. The components of our net realized losses on portfolio investments for the year ended December 31, 2024 and 2023, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

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

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2024, we had a net change in unrealized appreciation/(depreciation) of $(18,968,978). For the year ended December 31, 2023, we had a net change in unrealized appreciation/(depreciation) of $30,453,935. For the year ended December 31, 2022, we had a net change in unrealized appreciation/(depreciation) of $(111,563,592). The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the years ended December 31, 2024, 2023, and 2022.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2024
OneValley, Inc. (f/k/a NestGSV, Inc.)(1)	$7,696,978
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(1)	6,779,031
Whoop, Inc.	5,310,570
FourKites, Inc.	4,790,749
Blink Health, Inc.	3,399,685
Trax, Ltd.	2,730,323
CW Opportunity 2 LP	2,598,712
ServiceTitan, Inc.	2,066,739
Canva, Inc.	1,941,180
Residential Homes for Rent, LLC (d/b/a Second Avenue)	(1,020,825)
Shogun Enterprises, Inc. (d/b/a Hearth)	(1,708,738)
Forge Global, Inc.(1)	(2,864,952)
StormWind, LLC	(3,267,047)
PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	(7,256,132)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(39,100,522)
Other(2)	(1,064,729)
Total	$(18,968,978)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2024.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Year Ended December 31, 2023	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Year Ended December 31, 2022
Ozy Media, Inc.(1)	$10,945,024	True Global Ventures 4 Plus Pte Ltd(1)	$3,106,863
PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	7,925,790	Rent the Runway(1)	1,773,329
Nextdoor Holdings, Inc.(1)	5,875,694	StormWind, LLC	(1,879,887)
Learneo, Inc. (f/k/a Course Hero, Inc.)	5,441,177	NewLake Capital Partners, Inc. (f/k/a GreenAcreage Real Estate Corp.)(1)	(3,331,136)
Neutron Holdings, Inc. (d/b/a/ Lime)	3,991,353	Blink Health, Inc.	(3,365,627)
Whoop, Inc.	3,528,846	Whoop, Inc.	(3,927,419)
Shogun Enterprises, Inc. (d/b/a Hearth)	3,240,026	Neutron Holdings, Inc. (d/b/a/ Lime)	(3,991,353)
StormWind, LLC	2,585,041	Shogun Enterprises, Inc. (d/b/a Hearth)	(4,225,397)
ServiceTitan, Inc.	1,952,742	CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)	(4,514,232)
Varo Money, Inc.	1,029,807	Rover Group, Inc.(1)	(5,259,385)
FourKites, Inc.	(1,604,213)	Varo Money, Inc.	(7,254,893)
Trax, Ltd.	(2,927,814)	Trax Ltd.	(7,442,485)
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)	(6,541,511)	Skillsoft Corp.	(7,707,467)
Orchard Technologies, Inc.	(7,649,609)	Nextdoor Holdings, Inc.	(8,726,545)
		Forge Global, Inc.	(17,594,073)
		Learneo, Inc. (f/k/a Course Hero, Inc.)	(37,290,369)
Other(2)	2,661,582	Other(2)	66,484
Total	$30,453,935	Total	$(111,563,592)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2023 and 2022.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities — At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of 6.00% Notes due 2026, of which $44.7 million remain outstanding, and on August 14, 2024 and October 9, 2024, we issued $25.0 million and $5.0 million, respectively, in aggregate principal amount of 6.50% Convertible Notes due 2029, all of which remain outstanding. For additional information, see below and “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2024.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, our operating expenses, including interest payments on our debt obligations, were $18,624,714, $20,036,389 and $18,164,201, respectively.

Cash Reserves and Liquid Securities	December 31, 2024	December 31, 2023	December 31, 2022
Cash	$20,035,640	$28,178,352	$40,117,598
Cash Equivalents:
U.S. Treasury bills(1)	—	63,810,855	85,056,817
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	3,563,407	6,970,612	13,298,992
Subject to other sales restrictions(3)	14,027,713	8,542,386	24,493
Securities of publicly traded portfolio companies	17,591,120	15,512,998	13,323,485
Total Cash Reserves and Liquid Securities	$37,626,760	$107,502,205	$138,497,900

(1)	Consists of short-term U.S. Treasury bills.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the year ended December 31, 2024, cash decreased to $20,035,640 from $28,178,352 at the beginning of the year. The decrease in cash was primarily due to the purchase of new investments, payment of our operating expenses, repurchase of our common stock pursuant to a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”), and payment of interest on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029. The decrease was offset the sale or exit of investments including the maturity of our investments in short-term U.S. Treasury bills, and other investment income received. For additional information relating to the Modified Dutch Auction Tender Offer, see “Modified Dutch Auction Tender Offer” below and “Note 5 - Common Stock” to our Consolidated Financial Statements as of December 31, 2024.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2024 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$44.7	$—	$44.7	$—	$—
6.50% Convertible Notes due 2029(2)	$30.0	$—	$—	$30.0	$—
Operating lease liability	0.5	0.1	0.3	0.1	—
Total	$75.2	$0.1	$45.0	$30.1	$—

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of December 31, 2024. Refer to “Note 10—Debt Capital Activities” in our Consolidated Financial Statements as of December 31, 2024 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of December 31, 2024. Refer to “Note 10—Debt Capital Activities” in our Consolidated Financial Statements as of December 31, 2024 for more information.

Share Repurchase Program

During the year ended December 31, 2024, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. During the year ended December 31, 2023, we repurchased 186,493 shares of our common stock under the Share Repurchase Program. As of December 31, 2024, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. On October 29, 2024, our Board of Directors authorized an extension of, and an increase in the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Exchange Act and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Consolidated Financial Statements as of December 31, 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances and Debt Capital Activities

At-the-Market Offering

On July 29, 2020, we established an “at-the-market” offering (the “ATM Program”) pursuant to an At-the-Market Sales Agreement dated July 29, 2020 (as amended on September 23, 2020 and November 8, 2024, the “Sales Agreement”) with BTIG LLC, Citizens JMP Securities, LLC (f/k/a JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and Barrington Research Associates, Inc. (collectively, the “Agents”). Under the Sales Agreement, we may, but have no obligation to, issue and sell up to $150.0 million in aggregate amount of shares of our common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account. We intend to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with our investment objective and strategy and for general corporate purposes.

During the years ended December 31, 2024 and 2023, we did not issue or sell Shares under the ATM Program. As of December 31, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Consolidated Financial Statements as of December 31, 2024 for more information regarding the ATM Program.

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

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to 46.67%, or $35.0 million in aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, we repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. As of December 31, 2024, the aggregate principal dollar amount of 6.00% Notes due 2026 that remained available to be purchased under the Note Repurchase Program was approximately $5.0 million.

Refer to “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2024 for more information regarding the 6.00% Notes due 2026.

6.50% Convertible Notes due 2029

On August 14, 2024, we issued $25.0 million aggregate principal amount of the 6.50% Convertible Notes due 2029 to a private purchaser (the “Purchaser”), which bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024. We received $24.3 million in proceeds from the issuance, net of underwriting discounts and commissions. Under the purchase agreement governing the 6.50% Convertible Notes due 2029 (the “Notes Purchase Agreement”), upon mutual agreement between the Company and the Purchaser, we may issue additional 6.50% Convertible Notes due 2029 for sale in subsequent offerings to the Purchaser (the “Additional Notes”), or issue additional notes with modified pricing terms (the “New Notes”), in the aggregate for both the Additional Notes and the New Notes, up to a maximum of $50.0 million in one or more private offerings. Pursuant to the Notes Purchase Agreement, on October 9, 2024, we issued $5.0 million of Additional Notes to the Purchaser, which Additional Notes are treated as a single series with the initial issuance of the 6.50% Convertible Notes due 2029. The 6.50% Convertible Notes due 2029 mature on August 14, 2029, unless previously repurchased, redeemed or converted in accordance with their terms. We do not have the right to redeem the 6.50% Convertible Notes due 2029 prior to August 6, 2027.

The 6.50% Convertible Notes due 2029 will be convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, subject to adjustment as provided in the Notes Purchase Agreement.

Refer to “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2024 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, that we have declared since our formation through December 31, 2024.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements as of December 31, 2024 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our Consolidated Financial Statements is the valuation of our investment portfolio. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2024 and 2023, our investment portfolio valued at fair value represented 132.88% and 90.52% of our net assets, respectively.

We are required to report our investments at fair value. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note 2 – Significant Accounting Policies – Investments at Fair Value” to our Consolidated Financial Statements for more information.

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

In 2022, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While our Board of Directors has not elected to designate a valuation designee, we adopted certain revisions to our valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

While the Board of Directors is ultimately and solely responsible for determining the fair value of our investments, we have engaged independent valuation firms to provide us with valuation assistance with respect to our investments. Our Board of Directors consulted with an independent third-party valuation firm in arriving at its determination of fair value for 100% of our portfolio investments as of December 31, 2024 and 2023.

Revenue Recognition

We recognize gains or losses on the sale of investments using the specific identification method. We recognize interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. We recognize dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposit

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. We make certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2024 and December 31, 2023, we had no escrow deposits.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Consolidated Financial Statements as of December 31, 2024 for more information.

Recent Developments

6.00% Notes Due 2026 - Note Repurchase Program

Between January 1, 2025 and January 8, 2025, we repurchased an additional 199,990 units of the 6.00% Notes due 2026 under the Note Repurchase Program resulting in the total use of the authorized available funds.

6.50% Convertible Notes due 2029

On January 16, 2025, we issued and sold $5.0 million in aggregate principal amount of Additional Notes to the Purchaser pursuant to the Notes Purchase Agreement. The Additional Notes are treated as a single series with our initial issuance of $25.0 million in aggregate principal amount of the outstanding 6.50% Convertible Notes due 2029 and the additional $5.0 million issuance of the 6.50% Convertible Notes due 2029 on October 9, 2024 (together, the “Initial Notes”) and have the same terms as the Initial Notes. The Additional Notes are fungible and rank equally with the Initial Notes. Upon issuance of the Additional Notes on January 16, 2025, the outstanding aggregate principal amount of our 6.50% Convertible Notes due 2029 became $35.0 million.

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Consolidated Financial Statements as of December 31, 2024 for details regarding activity in our investment portfolio from January 1, 2025 through March 11, 2025.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of December 31, 2024, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SuRo Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2024, the financial highlights (presented in Note 8) for each of the five years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 and the financial highlights for each of the five years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024, and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments – Level 3 Investments in Preferred Stock, Common Stock, Debt Investments and Options

As described in Note 4 to the financial statements, approximately 91.6% of the Company’s $209 million total investments in securities as of December 31, 2024, represents investments in Level 3 preferred stock, common stock, debt investments and options issued by private companies whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these Level 3 investments, which involved the use of significant unobservable inputs with respect to the revenue and/or other multiples utilized, liquidation value, financing risk, term to expiration and discount rates.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements and financial highlights. Our principal audit procedures included, among others:

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Boston, MA

March 12, 2025

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $234,601,314 and $160,994,161, respectively)	$198,511,915	$147,167,535
Non-controlled/affiliate investments (cost of $20,605,400 and $32,775,940, respectively)	9,268,827	24,931,333
Controlled investments (cost of $1,602,940 and $18,771,097, respectively)	1,600,000	11,982,381
Total Portfolio Investments	209,380,742	184,081,249
Investments in U.S. Treasury bills (cost of $0 and $63,792,704, respectively)	—	63,810,855
Total Investments (cost of $256,809,654 and $276,333,902, respectively)	209,380,742	247,892,104
Cash	20,035,640	28,178,352
Escrow proceeds receivable	45,298	309,293
Interest and dividends receivable	756,022	132,607
Deferred financing costs	526,261	594,726
Prepaid expenses and other assets(1)	855,630	494,602
Total Assets	231,599,593	277,601,684
LIABILITIES
6.00% Notes due December 30, 2026(2)	44,198,838	73,745,207
6.50% Convertible Notes due August 14, 2029(3)	29,051,408	—
Accounts payable and accrued expenses(1)	768,394	346,308
Dividends payable	8,867	152,523
Total Liabilities	74,027,507	74,244,038
Commitments and contingencies (Notes 7 and 10)
Net Assets	$157,572,086	$203,357,646
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 23,601,566 and 25,445,805 issued and outstanding, respectively)	$236,016	$254,458
Paid-in capital in excess of par	226,579,432	248,454,107
Accumulated net investment loss	(4,302,192)	(4,304,111)
Accumulated net realized loss on investments, net of distributions	(17,409,097)	(12,348,772)
Accumulated net unrealized appreciation/(depreciation) of investments	(47,532,073)	(28,698,036)
Net Assets	$157,572,086	$203,357,646
Net Asset Value Per Share	$6.68	$7.99

See accompanying notes to consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of December 31, 2024, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.48%) had a face value $44,667,400. As of December 31, 2023, the 6.00% Notes due 2026 (effective interest rate of 6.53%) had a face value $75,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of December 31, 2024, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.06%) had a face value $30,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$1,296,415	$795,847	$403,029
Dividend income	1,232,239	211,310	541,239
Controlled investments:
Interest income	955,628	1,331,258	1,685,000
Dividend income	—	500,000	—
Interest income from U.S. Treasury bills	1,189,145	3,758,365	826,925
Total Investment Income	4,673,427	6,596,780	3,456,193
OPERATING EXPENSES
Compensation expense	9,159,673	9,482,867	7,566,452
Interest expense	4,843,570	4,858,049	4,845,549
Professional fees	2,277,765	2,602,894	3,395,260
Directors’ fees	682,260	645,548	675,716
Income tax expense	88,692	624,049	82,238
Other expenses	1,572,754	1,822,982	1,598,986
Total Operating Expenses	18,624,714	20,036,389	18,164,201
Net Investment Loss	(13,951,287)	(13,439,609)	(14,708,008)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	8,375,641	(1,185,273)	(5,835,074)
Non-controlled/affiliate investments	(6,598,530)	(10,762,231)	(70,379)
Controlled investments	(6,797,425)	—	—
Net Realized Loss on Investments	(5,020,314)	(11,947,504)	(5,905,453)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(183,668)	—	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(30,184,682)	10,349,592	(109,553,034)
Non-controlled/affiliate investments	4,429,928	20,705,035	(1,947,553)
Controlled investments	6,785,776	(600,692)	(63,005)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(18,968,978)	30,453,935	(111,563,592)
Net Change in Net Assets Resulting from Operations	$(38,124,247)	$5,066,822	$(132,177,053)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(1.60)	$0.19	$(4.40)
Diluted(2)	$(1.60)	$0.19	$(4.40)
Weighted-Average Common Shares Outstanding
Basic	23,901,805	26,222,667	30,023,202
Diluted(2)	23,901,805	26,222,667	30,023,202

See accompanying notes to consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the year ended December 31, 2024, 3,870,969 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the year ended December 31, 2024, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2024	2023	2022
Change in Net Assets Resulting from Operations
Net investment loss	$(13,951,287)	$(13,439,609)	$(14,708,008)
Net realized loss on investments	(5,020,314)	(11,947,504)	(5,905,453)
Realized loss on partial repurchase of 6.00% Notes due 2026	(183,668)	—	—
Net change in unrealized appreciation/(depreciation) of investments	(18,968,978)	30,453,935	(111,563,592)
Net Change in Net Assets Resulting from Operations	(38,124,247)	5,066,822	(132,177,053)
Distributions
Dividends declared	—	—	(3,441,824)
Total Distributions	—	—	(3,441,824)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	—	—	229,896
Stock-based compensation(1)	1,738,687	2,448,807	2,015,600
Repurchases of common stock	(9,400,000)	(14,178,685)	(21,452,541)
Net Change in Net Assets Resulting from Capital Transactions	(7,661,313)	(11,729,878)	(19,207,045)
Total Change in Net Assets	(45,785,560)	(6,663,056)	(154,825,922)
Net Assets at Beginning of Year	203,357,646	210,020,702	364,846,624
Net Assets at End of Year	$157,572,086	$203,357,646	$210,020,702

Capital Share Activity
Shares outstanding at beginning of year	25,445,805	28,429,499	31,118,556
Issuance of common stock from public offering	—	—	17,807
Issuance of common stock under restricted stock plan, net(1)	155,761	202,799	301,812
Shares repurchased	(2,000,000)	(3,186,493)	(3,008,676)
Shares Outstanding at End of Year	23,601,566	25,445,805	28,429,499

See accompanying notes to consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(38,124,247)	$5,066,822	$(132,177,053)
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized loss on investments	5,020,314	11,947,504	5,905,453
Net change in unrealized (appreciation)/depreciation of investments	18,968,978	(30,453,935)	111,563,592
Amortization of discount on 6.00% Notes due 2026	468,999	319,092	425,550
Amortization of discount on 6.50% Convertible Notes due 2029	73,196	—	—
Stock-based compensation	1,738,687	2,448,807	2,015,600
Adjustments to escrow proceeds receivable	(331,816)	117,136	(859,121)
Accrued interest on U.S. Treasury bills	18,150	13,024	—
Purchases of investments in:
Portfolio investments	(75,064,900)	(24,485,431)	(22,783,388)
U.S. Treasury bills	—	(253,585,717)	(184,172,673)
Proceeds from sales or maturity of investments in:
Portfolio investments	26,107,936	16,008,100	9,063,919
U.S. Treasury bills	63,792,704	274,792,611	99,173,075
Change in operating assets and liabilities:
Proceeds receivable	—	—	52,493
Escrow proceeds receivable	263,995	319,039	1,418,313
Prepaid expenses and other assets	(361,028)	232,404	210,978
Interest and dividends receivable	(623,415)	6,159	(55,111)
Accounts payable and accrued expenses	422,086	(362,519)	(166,220)
Accrued interest payable	—	—	(175,000)
Net Cash Provided by /(Used in) Operating Activities	2,369,639	2,383,096	(110,559,593)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	—	—	229,896
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	30,000,000	—	—
Deferred debt issuance costs	(1,021,789)	—	—
Repurchases of 6.00% Notes due 2026	(30,076,852)	—	—
Realized loss on partial repurchase of 6.00% Notes due 2026	183,668	—	—
Repurchases of common stock	(9,400,000)	(14,178,685)	(21,452,541)
Deferred financing costs	(53,721)	—	(1,540)
Cash dividends paid	(143,657)	(143,657)	(26,535,702)
Net Cash Used in Financing Activities	(10,512,351)	(14,322,342)	(47,759,887)
Total Decrease in Cash Balance	(8,142,712)	(11,939,246)	(158,319,480)
Cash Balance at Beginning of Year	28,178,352	40,117,598	198,437,078
Cash Balance at End of Year	$20,035,640	$28,178,352	$40,117,598

Supplemental Information:	2024	2023	2022
Interest paid	$4,359,287	$4,500,000	4,662,500
Taxes paid	88,692	533,894	82,238
Right of use asset obtained in exchange for operating lease liabilities	466,029	—	—

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
CW Opportunity 2 LP**(8)	Evanston, IL
Membership Interest, Class A 10%***	AI Infrastructure Fund	5/7/2024	$15,000,000	$15,176,443	$17,775,155	11.28%
ARK Type One Deep Ventures Fund LLC**(9)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	17,638,247	11.19%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	6,882,058	4.37%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.35%
Total				14,999,972	16,882,029	10.71%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,998,467	3.17%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	10,094,048	6.41%
Total				15,004,340	15,092,515	9.58%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	14,923,457	9.47%
ServiceTitan, Inc.**(16)	Glendale, CA
Common shares(3)	Contractor Management Software	6/30/2023	151,515	10,008,233	14,027,713	8.90%
IH10, LLC**(15)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,215,010	7.75%
Canva, Inc.**	Sydney, Australia
Common shares	Productivity Software	4/17/2024	9,375	10,058,820	12,000,000	7.62%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	11,716,925	7.44%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,316,312	7.18%
CoreWeave, Inc.	Roseland, NJ
Common shares	AI Infrastructure	9/26/2024	5,556	5,002,973	5,221,824	3.31%
Preferred shares, Series A		10/8/2024	5,556	5,000,610	5,221,824	3.31%
Total				10,003,583	10,443,648	6.63%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	6.35%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,342,458	1.49%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,342,461	1.49%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	355,264	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	334,636	0.21%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	5,374,819	3.41%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,412,280	2.80%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,412,280	2.80%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.21%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.32%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	2.53%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2024

Portfolio Investments*	Headquarters/ Industry(15)	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
True Global Ventures 4 Plus Pte Ltd**(10)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	585,016	3,489,005	2.21%
PayJoy, Inc.	San Francisco, CA
Preferred shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.59%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.32%
Total				3,003,040	3,000,002	1.90%
Trax Ltd.**	Singapore, Singapore
Common shares	Retail Technology	6/9/2021	55,591	2,781,148	83,306	0.05%
Preferred shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.68%
Total				10,005,748	2,730,323	1.73%
Xgroup Holdings Limited (d/b/a Xpoint)(7)(12)	Philadelphia, PA
Preferred shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	161,862	0.10%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,171,540	0.74%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	324,931	0.21%
Total				1,383,029	1,658,333	1.05%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(3)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	1,436,830	0.91%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(11)	Chicago, IL
Preferred shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	1,431,967	0.91%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,347,058	0.85%
Skillsoft Corp.	Nashua, NH
Common shares(3)	Online Education	6/8/2021	49,092	9,818,428	1,176,244	0.75%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)	Las Vegas, NV
Simple Agreement for Future Equity	Interactive Media & Services	3/26/2021	$1,000,000	1,004,240	1,000,000	0.63%
Aventine Property Group, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	962,341	0.61%
Forge Global, Inc.	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,020,875	1,978,921	950,333	0.60%
Stake Trade, Inc. (d/b/a Prophet Exchange)(7)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	$1,000,000	1,002,153	862,362	0.55%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.32%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	157,658	0.10%
Kinetiq Holdings, LLC	Philadelphia, PA
Common shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)	Marina Del Rey, CA
Preferred shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2024

Portfolio Investments*	Headquarters/ Industry(15)	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(13)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$234,601,314	$198,511,915	125.98%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(14)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$501,626	0.32%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,376,994	3.41%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,233,922	2.05%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	156,285	0.10%
Total				6,387,741	9,268,827	5.88%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$20,605,400	$9,268,827	5.88%

CONTROLLED(2)
Colombier Sponsor II LLC**(6)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	$1,103,719	$1,101,695	0.70%
Class W Units			1,600,000	499,221	498,305	0.32%
Total				1,602,940	1,600,000	1.02%

Total Controlled				$1,602,940	$1,600,000	1.02%

Total Portfolio Investments				$256,809,654	$209,380,742	132.88%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2024

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. SuRo Capital Corp.’s (the “Company’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2024, 39.56% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2024, the investments noted had been placed on non-accrual status.

(5)	Represents the respective number of shares, principal amount, fund commitment, or membership interest.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Series C Preferred Shares of CoreWeave, Inc. SuRo Capital Corp. is invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. The Series C Preferred Shares of CoreWeave, Inc. accrue a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate.

(9)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Interest Rights of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Convertible Interest Rights of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of SuRo Capital Corp.’s investment in the fund.

(10)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate.

(11)	SuRo Capital Corp.’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(12)	On May 14, 2024, as part of Xgroup Holding Limited (d/b/a Xpoint)’s most recent financing round, SuRo Capital Corp.’s 6% Convertible Note due October 17, 2024 was converted into Series A-1 Shares, Series A Warrants, and Series A-1 Warrants.

(13)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(14)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(15)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital Corp. is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management or an incentive fee; however, SuRo Capital Corp. has prepaid operating expenses. Accordingly, these will adjust the total cost basis of SuRo Capital Corp.’s investment.

(16)	As of December 31, 2024, SuRo Capital Corp.’s shares of ServiceTitan, Inc. were not registered and were therefore subject to certain restrictions on sale or transfer for which the Company has applied a discount to the closing public share price as of year-end. The Company anticipates the shares will be registered and freely tradable in June 2025.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	$5,000,001	$45,982,580	22.61%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.92%
Total				14,999,972	55,982,551	27.53%
ServiceTitan, Inc.	Glendale, CA
Common shares	Contractor Management Software	6/30/2023	151,515	10,008,233	11,960,975	5.88%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,692,855	0.83%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	9,999,975	4.92%
Total				15,004,340	11,692,830	5.75%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,675,766	5.25%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	9,612,887	4.73%
Shogun Enterprises, Inc. (d/b/a Hearth)(13)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,132,942	1.54%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	3,132,946	1.54%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	475,152	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	342,517	0.17%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	7,083,557	3.48%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	6,926,176	3.41%
Orchard Technologies, Inc.(12)	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,053	3,751,518	—	—%
Senior Preferred shares, Series 2		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,854,086	2.39%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,854,086	2.39%
True Global Ventures 4 Plus Pte Ltd**	Singapore, Singapore
Limited Partner Fund Investment(8)	Venture Investment Fund	8/27/2021	1	960,778	4,054,309	1.99%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.71%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	1.96%
Forge Global, Inc.**	San Francisco, CA
Common shares(3)	Online Marketplace Finance	7/20/2011	1,145,875	2,093,988	3,930,351	1.93%
PayJoy, Inc.	San Francisco, CA
Preferred shares	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.23%
Simple Agreement for Future Equity		5/25/2023	1	501,470	500,000	0.25%
Total				3,003,040	3,000,002	1.48%
Residential Homes for Rent, LLC (d/b/a Second Avenue)	Chicago, IL
Preferred shares, Series A(6)	Real Estate Platform	12/23/2020	150,000	1,500,000	2,452,792	1.21%
Varo Money, Inc.**	San Francisco, CA
Common shares	Financial Services	8/11/2021	1,079,266	10,005,548	2,316,590	1.14%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The table below displays the Company’s subsidiaries as of December 31, 2024, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

December 31, 2024

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

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, and SuRo Sports, its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as a single operating segment.

Segments

SuRo Capital has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company operates as a single segment with a principal investment objective to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. The Company’s Chief Executive Officer, Chief Financial Officer, and Investment Committee collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses Net Change in Net Assets Resulting from Operations as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Risk Factors” in Part II, Item 1A of this Form 10-K for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

December 31, 2024

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

Options

The Company’s Board of Directors determines the fair value of options based on methodologies that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate. If the options are publicly traded, in accordance with our leveling policy, the Company prices the options at the closing price on a public exchange as of the measurement date. All other options investments are generally classified as Level 3 assets because there is no known or accessible market or market indices for these investment securities to be traded or exchanged. The Company’s options are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

SPVs and Investment Funds

At various times, the Company may utilize SPVs and similar investment fund structures in the investment process. The Company advances money to these SPVs or investment funds that are formed for the specific purpose of investing in securities of a single private issuer. Generally speaking, these entities have the following characteristics: (1) the underlying investment in the securities of the single private issuer is the sole activity of the SPV or investment fund; (2) the Company’s underlying ownership of the single private issuer is proportionate to the Company’s contributions made to the SPV or investment fund; and (3) the Company will receive its proportionate share of the cash proceeds as the single private issuer is monetized and distributed. The Consolidated Schedule of Investments presents the value of the Company’s investment in the SPV or investment fund. These SPV and fund investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors. The SPVs may incur a tax liability associated with distributions made by underlying portfolio investments. If an SPV or investment fund charges fees or expenses, those fees may impact the fair value of the Company’s investment.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Consolidated Schedules of Investments as of December 31, 2024 and December 31, 2023 for details regarding the nature and composition of the Company’s investment portfolio.

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

December 31, 2024

Cash

The Company custodies its cash with Western Alliance Trust Company, N.A., and may place cash in demand deposit accounts with other high-quality financial institutions. The cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes the risk of loss associated with any uninsured balance is remote.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of December 31, 2024 and December 31, 2023, the Company had $45,298 and $309,293, respectively, in escrow proceeds receivable.

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

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of December 31, 2024 and December 31, 2023, the Company had deferred financing costs of $526,261 and $594,726, respectively, on the Consolidated Statement of Assets and Liabilities.

	December 31, 2024	December 31, 2023
Deferred debt issuance costs	$1,417,155	$1,254,793
Deferred financing costs	526,261	594,726
Total	$1,943,416	$1,849,519

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

December 31, 2024

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2024 and December 31, 2023, the Company had no escrow deposits.

Unrealized Appreciation or Depreciation of Investments

Unrealized appreciation or depreciation is calculated as the difference between the fair value of the investment and the cost basis of such investment.

U.S. Federal and State Income Taxes

The Company elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least the sum of 90% of its investment company taxable income (“ICTI”), including payment-in-kind interest income, as defined by the Code, and 90% of its net tax-exempt interest income (which is the excess of its gross tax-exempt interest income over certain disallowed deductions) for each taxable year (the “Annual Distribution Requirement”). Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward into the next tax year ICTI in excess of current year dividend distributions. Any such carryforward ICTI must be distributed on or before December 31 of the subsequent tax year to which it was carried forward.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. Included in the Company’s consolidated financial statements, the Taxable Subsidiaries are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether the Company is a RIC. These Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023- 07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the CODM. ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company adopted the requirements of ASU 2023-07 during the year ended December 31, 2024, but does not expect a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this update require more disaggregated information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the consolidated financial statements. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Company’s future financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is effective for public entities for fiscal years beginning after December 15, 2024, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the consolidated financial statements. The Company is currently evaluating the impact of the new guidance. However, it does not expect ASU 2024-01 to have a material impact on the Company’s future financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2024-03 to have a material impact on the Company’s future financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt — Debt with Conversion and Other Options”, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company is still assessing the impact of the new guidance.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of December 31, 2024, the fair value of the Company’s remote-affiliate investment in Skillsoft was $1,176,244.

The Company’s initial investment in Shogun Enterprises, Inc. (d/b/a Hearth) on February 26, 2021 constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Keri Findley, a former senior managing director of the Company until her departure on March 9, 2022, was, at the time of investment, a non-controlling member of the board of directors of Shogun Enterprises, Inc. and held a minority equity interest in such portfolio company. As of December 31, 2024, the fair value of the Company’s remote-affiliate investment in Shogun Enterprises, Inc. (d/b/a Hearth) was $5,374,819.

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

In addition, Ms. Findley and Claire Councill, a former investment professional of the Company until her departure on April 15, 2022, were non-controlling members of the board of directors of Colombier Acquisition Corp., a SPAC, which was sponsored by Colombier Sponsor LLC, one of the Company’s portfolio companies until its dissolution upon completion of Colombier Acquisition Corp.’s business combination into PSQ Holdings, Inc. (d/b/a PublicSquare). As of December 31, 2024, the fair value of the Company’s investment in PSQ Holdings, Inc. (d/b/a PublicSquare) was $1,436,830.

The Company’s investment in AltC Sponsor LLC, the sponsor of AltC Acquisition Corp., a SPAC, constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in one of the entities that controlled AltC Sponsor LLC, and Allison Green, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, was a non-controlling member of the board of directors of AltC Acquisition Corp. until its dissolution upon completion of AltC Acquisition Corp.’s business combination into Oklo, Inc. As of November 15, 2024, the Company had sold its investment in Oklo, Inc.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of December 31, 2024, the Company had 60 positions in 37 portfolio companies. As of December 31, 2023, the Company had 63 positions in 38 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$159,592,108	$151,003,991	95.8%	$107,209,010	$122,744,564	60.4%
Common Stock(2)	67,469,643	35,922,154	22.8%	73,003,835	39,086,792	19.2%
Debt Investments	2,777,197	506,339	0.3%	5,146,349	3,098,734	1.5%
Options(3)	4,394,059	4,357,138	2.8%	12,057,878	3,638,161	1.8%
Total Private Portfolio Companies	234,233,007	191,789,622	121.7%	197,417,072	168,568,251	82.9%
Publicly Traded Portfolio Companies
Common Stock	21,805,582	16,154,290	10.3%	14,095,473	13,548,248	6.7%
Options	771,065	1,436,830	0.9%	1,028,653	1,964,750	1.0%
Total Publicly Traded Portfolio Companies	22,576,647	17,591,120	11.2%	15,124,126	15,512,998	7.7%
Total Portfolio Investments	256,809,654	209,380,742	132.9%	212,541,198	184,081,249	90.6%
Non-Portfolio Investments
U.S. Treasury Bills	—	—	—%	63,792,704	63,810,855	31.4%
Total Investments	$256,809,654	$209,380,742	132.9%	$276,333,902	$247,892,104	121.9%

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).

The geographic and industrial compositions of the Company’s portfolio at fair value as of December 31, 2024 and December 31, 2023 were as follows:

	As of December 31, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$72,100,161	34.4%	45.8%	$41,538,359	22.6%	20.4%
West	61,124,969	29.2%	38.8%	108,500,197	58.9%	53.4%
Midwest	37,261,207	17.8%	23.6%	17,881,248	9.7%	8.8%
Southeast	20,675,077	9.9%	13.1%	12,107,136	6.6%	6.0%
International	18,219,328	8.7%	11.6%	4,054,309	2.2%	2.0%
Total	$209,380,742	100.0%	132.9%	$184,081,249	100.0%	90.6%

	As of December 31, 2024			As of December 31, 2023
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Artificial Intelligence Infrastructure & Applications	$58,072,060	27.7%	36.9%	$—	—%	—%
Software-as-a-Service	49,225,370	23.5%	31.2%	32,654,520	17.7%	16.1%
Consumer Goods & Services	30,351,636	14.5%	19.3%	24,323,850	13.2%	12.0%
Education Technology	27,327,100	13.1%	17.3%	69,381,463	37.7%	34.1%
Logistics & Supply Chain	23,033,237	11.0%	14.6%	17,984,323	9.8%	8.8%
Financial Technology & Services	17,192,986	8.2%	10.9%	34,925,270	19.0%	17.2%
SuRo Sports	4,178,353	2.0%	2.7%	4,811,823	2.6%	2.4%
Total	$209,380,742	100.0%	132.9%	$184,081,249	100.0%	90.6%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Artificial Intelligence Infrastructure	AI Application Fund
& Applications	AI Infrastructure
AI Infrastructure Fund
Consumer Goods & Services	E-Commerce Marketplace
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
Gaming Licensing
Gaming Technology
Geolocation Technology
Interactive Media & Services
Sports Betting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2024 and December 31, 2023 are as follows:

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$151,003,991	$151,003,991
Common Stock(2)	—	—	35,922,154	35,922,154
Debt Investments	—	—	506,339	506,339
Options(3)	—	—	4,357,138	4,357,138
Private Portfolio Companies	—	—	191,789,622	191,789,622
Publicly Traded Portfolio Companies
Common Stock	2,126,577	14,027,713	—	16,154,290
Options	1,436,830	—	—	1,436,830
Publicly Traded Portfolio Companies	3,563,407	14,027,713	—	17,591,120
Total Investments at Fair Value	$3,563,407	$14,027,713	$191,789,622	$209,380,742

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock	$—	$—	$122,744,564	$122,744,564
Common Stock(1)	—	—	39,086,792	39,086,792
Debt Investments	—	—	3,098,734	3,098,734
Options(2)	—	—	3,638,161	3,638,161
Private Portfolio Companies	—	—	168,568,251	168,568,251
Publicly Traded Portfolio Companies
Common Stock	5,005,862	8,542,386	—	13,548,248
Options	1,964,750	—	—	1,964,750
Publicly Traded Portfolio Companies	6,970,612	8,542,386	—	15,512,998
Total Portfolio Investments	6,970,612	8,542,386	168,568,251	184,081,249
Non-Portfolio Investments
U.S. Treasury bills	63,810,855	—	—	63,810,855
Total Investments at Fair Value	$70,781,467	$8,542,386	$168,568,251	$247,892,104

(1)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(2)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2024 and December 31, 2023. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of December 31, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(6)	$151,003,991	Market Approach	Revenue Multiples	0.67x - 5.96x (1.82x)
		PWERM(5)	Precedent Transactions	25% - 100% (55%)
			Revenue Multiples	1.76x - 2.95x
			Dissolution Risk	75% - 100% (87.5%)
Common stock in private companies(7)	$35,922,154	Market Approach	Revenue Multiples	0.77x - 8.81x (7.59x)
		PWERM(5)	Precedent Transactions	100%
			AFFO(4) Multiples	7.88x
			Dissolution Risk	100%
Debt investments	$506,339	Market Approach	Revenue Multiples	0.90x - 1.31x (1.22x)
Options(8)	$4,357,138	Option Pricing Model	Term to Expiration (Years)	1.5 - 19.38
			Precedent Transaction	100%
			Volatility	51% - 67%

(1)	As of December 31, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(7)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(8)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).

As of December 31, 2023

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies	$122,744,564	Market Approach	Revenue Multiples	0.15x - 11.41x (2.73x)
		PWERM(5)	Discount Rate	15%
Common stock in private companies(6)	$39,086,792	Market Approach	Revenue Multiples	0.15x - 11.13x (9.29x)
		PWERM(5)	DLOM	15.0% - 25.0% (18.5%)
			AFFO(4) Multiple	10.79x
			Discount Rate	15.0%
Debt investments	$3,098,734	Market Approach	Revenue Multiples	1.21x - 1.66x (1.56x)
		PWERM(5)	DLOM	15.0%
Options(7)	$3,638,161	PWERM(5)	Term to Expiration (Years)	0.65 - 5.63 (0.79)
			Volatility	70%
			Discount Rate	15.0%
			DLOM	15% - 18% (16.0%)

(1)	As of December 31, 2023, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, EBIT multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(3)	The weighted averages are calculated based on the fair market value of each investment.

(4)	Adjusted Funds From Operations, or “AFFO”.

(5)	Probability-Weighted Expected Return Method, or “PWERM”.

(6)	Common Stock includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

(7)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2024 as follows:

	Year Ended December 31, 2024
	Preferred Stock(1)	Common Stock(2)	Debt Investments	Options(3)	Total
Assets:
Fair Value as of December 31, 2023	$122,744,564	$39,086,792	$3,098,734	$3,638,161	$168,568,251
Transfers out of Level 3	—	(12,896,367)	—	—	(12,896,367)
Purchases, capitalized fees and interest	60,155,557	15,061,793	—	13,230	75,230,580
Sales/Redemptions of investments	(374,950)	(10,375,762)	(1,414,278)	(1,585,722)	(13,750,712)
Exercises and conversions(4)	136,114	—	(1,338,976)	1,246,916	44,054
Realized gains/(losses)	(7,533,623)	(222,565)	384,102	(7,076,812)	(14,448,898)
Net change in unrealized appreciation/(depreciation) included in earnings	(24,123,671)	5,268,263	(223,243)	8,121,365	(10,957,286)
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$506,339	$4,357,138	$191,789,622
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2024	$(32,741,143)	$5,418,630	$—	$111,916	$(27,210,597)

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).
(4)	During the year ended December 31, 2024, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
AltC Sponsor LLC	Common shares, Class A Common shares, Class B	Oklo, Inc. - Common shares, Class A (Level 2)
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 10/17/2024	Preferred shares, Series A-1 Warrants, Series A-1 Warrants, Series A
ServiceTitan, Inc.	Common shares	Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2023 as follows:

	Year Ended December 31, 2023
	Preferred Stock	Common Stock(1)	Debt Investments	Options(2)	Total
Assets:
Fair Value as of December 31, 2022	$117,214,465	$18,692,931	$4,488,200	$3,469,497	$143,865,093
Transfers out of Level 3	—	(1,554,355)	—	(1,157,487)	(2,711,842)
Purchases, capitalized fees and interest	2,510,363	19,380,910	329,883	2,264,274	24,485,430
Sales/Maturity of investments	—	(369,222)	(1,000,000)	(5,080)	(1,374,302)
Exercises and conversions(3)	(2,859,095)	3,751,518	(500,000)	(361,603)	30,820
Realized gains/(losses)	(10,914,376)	1,195,703	—	(96,350)	(9,815,023)
Net change in unrealized appreciation/(depreciation) included in earnings	16,793,207	(2,010,693)	(219,349)	(475,090)	14,088,075
Fair Value as of December 31, 2023	$122,744,564	$39,086,792	$3,098,734	$3,638,161	$168,568,251
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2023	$5,878,830	$(2,010,694)	$(219,349)	$(512,480)	$3,136,307

(1)	Common Stock includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.

(2)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).

(3)	During the year ended December 31, 2023, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
Orchard Technologies, Inc.	Preferred shares, Series D Simple Agreement for Future Equity	Senior Preferred shares, Series 1 Senior Preferred shares, Series 2 Common Shares, Class A
Shogun Enterprises, Inc. (d/b/a Hearth)	Convertible Note 0.5%	Preferred Shares, Series B-3
Colombier Sponsor LLC	Class B Units Class W Units	PSQ Holdings, Inc. (d/b/a PublicSquare) - Common shares, Class A (Level 2) PSQ Holdings, Inc. (d/b/a PublicSquare) Warrants (Level 1)
AltC Sponsor LLC	Share units	Common shares, Class A Common shares, Class B

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2024 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Transfer In/ (Out)	Purchases and Capitalized Fees	Sales/Redemptions	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2024	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class W Units	1,600,000	$—	$498,305	$—	$—	$—	$—	$—	$498,305	0.32%
Total Options		—	498,305	—	—	—	—	—	498,305	0.32%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	—	—	382,381	—	4,218	(374,950)	(6,780,680)	6,769,031	—	—%
Total Preferred Stock		—	382,381	—	4,218	(374,950)	(6,780,680)	6,769,031	—	—%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	—	—	—	—	—	—	(10,000)	10,000	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$—	955,628	10,000,000	—	—	(10,000,000)	(6,745)	6,745	—	—%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**–Class B Units	1,040,000	—	1,101,695		—	—	—	—	1,101,695	0.70%
Total Common Stock		955,628	11,101,695	—	—	(10,000,000)	(16,745)	16,745	1,101,695	0.70%
TOTAL CONTROLLED INVESTMENTS*(2)		$955,628	$11,982,381	$—	$4,218	$(10,374,950)	$(6,797,425)	$6,785,776	$1,600,000	1.02%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024	$—	$—	$1,267,395	$—	$—	$(1,414,278)	$384,102	$(237,219)	$—	—%
Total Debt Investments		—	1,267,395	—	—	(1,414,278)	384,102	(237,219)	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Type/Industry/Portfolio Company/Investment	Shares/ Principal/Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Transfer In/ (Out)	Purchases, Capitalized Fees, Interest and Amortization	Sales/Redemptions	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2024	Percentage of Net Assets
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(5) – Preferred shares, Series D 8%	329,337	—	653,975	—	—	—	—	(152,349)	501,626	0.32%
StormWind, LLC(5) – Preferred shares, Series C 8%	2,779,134	—	6,804,933	—	—	—	—	(1,427,939)	5,376,994	3.41%
StormWind, LLC(5) – Preferred shares, Series B 8%	3,279,629	—	4,751,064	—	—	—	—	(1,517,142)	3,233,922	2.05%
StormWind, LLC(5) – Preferred shares, Series A 8%	366,666	—	325,903	—	—	—	—	(169,618)	156,285	0.10%
Total Interactive Learning		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Total Preferred Stock		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Options
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024(6)	—	—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Total Global Innovation Platform		—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Warrants	1,796,037	—	1,964,750	(1,964,750)	—	—	—	—	—	—%
Total Options		—	2,585,677	(1,964,750)	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Common shares, Class A	—	—	8,542,386	(8,542,386)	—	—	—	—	—	—%
Total Common Stock		—	8,542,386	(8,542,386)	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$24,931,333	$(10,507,136)	$13,230	$(3,000,000)	$(6,598,526)	$4,429,926	$9,268,827	5.88%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2024, 39.56% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	SuRo Capital Corp.’s ownership percentage in PSQ Holdings, Inc. (d/b/a PublicSquare) decreased to below 5% and as such, PSQ Holdings, Inc. (d/b/a PublicSquare) was no longer classified as an “affiliate investment” as of September 30, 2024. As such, the Company has reflected a “transfer out” of the “Non-Controlled/Affiliate Investment” category above as of September 30, 2024 to indicate that the investment in PSQ Holdings, Inc. (d/b/a PublicSquare), while still held as of December 31, 2024, does not meet the criteria of an affiliate investment as defined in the 1940 Act.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). Following several intervening approvals from the Company’s Board of Directors to increase the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program and/or to extend the Share Repurchase Program to later expiration dates, on October 29, 2024, the Company’s Board of Directors authorized an extension, and increase in the amount of common shares that may be purchased under, of the Company’s discretionary Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of the Company’s common stock.

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

During the year ended December 31, 2024, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. During the year ended December 31, 2023, the Company repurchased 186,493 shares of the Company’s common stock under the Share Repurchase Program. As of December 31, 2024, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

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

At-the-Market Offering

On July 29, 2020, the Company established an “at-the-market” offering (the “ATM Program”) pursuant to an At-the-Market Sales Agreement dated July 29, 2020 (as amended on September 23, 2020 and November 8, 2024, the “Sales Agreement”) with BTIG LLC, Citizens JMP Securities, LLC (f/k/a JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and Barrington Research Associates, Inc. (collectively, the “Agents”). Under the Sales Agreement, the Company may, but has no obligation to, issue and sell up to $150.0 million in aggregate amount of shares of its common stock (the “Shares”) from time to time through the Agents or to them as principal for their own account (the “ATM Program”). The Company intends to use the net proceeds from the ATM Program to make investments in portfolio companies in accordance with its investment objective and strategy and for general corporate purposes.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

During the years ended December 31, 2024 and 2023, the Company did not issue or sell Shares under the ATM Program. As of December 31, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Earnings per common share–basic:
Net change in net assets resulting from operations	$(38,124,247)	$5,066,822	$(132,177,053)
Weighted-average common shares–basic	23,901,805	26,222,667	30,023,202
Earnings per common share–basic	$(1.60)	$0.19	$(4.40)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(38,124,247)	$5,066,822	$(132,177,053)
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	—	—	—
Net change in net assets resulting from operations, as adjusted	$(38,124,247)	$5,066,822	$(132,177,053)
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	—	—	—
Weighted-average common shares outstanding–diluted(1)	23,901,805	26,222,667	30,023,202
Earnings per common share–diluted	$(1.60)	$0.19	$(4.40)

(1)	For the year ended December 31, 2024, 3,870,969 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common shares because the effect of these shares would have been anti-dilutive. For the years ended December 31, 2023 and 2022, there were no potentially dilutive securities outstanding.

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

December 31, 2024

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

As of December 31, 2024 and December 31, 2023, the Company booked a right-of-use asset and operating lease liability of $446,349 and $112,485, respectively, on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Consolidated Statement of Assets and Liabilities. For the years ended December 31, 2024 and 2023, the Company incurred $171,063 and $204,109, respectively, of operating lease expense. The amounts reflected on the Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of December 31, 2024, the remaining lease term was 3.3 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of December 31, 2024:

For the Year Ended December 31,	Amount
2025	$113,130
2026	155,365
2027	160,026
2028	41,207
$469,728

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Basic Share Data
Net asset value at beginning of the year	$7.99	$7.39	$11.72	$15.14	$11.38
Net investment loss(1)	(0.58)	(0.51)	(0.49)	(0.38)	(0.81)
Net realized gain/(loss) on investments(1)	(0.21)	(0.46)	(0.20)	8.46	0.92
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	(0.01)	—	—	—	—
Net change in unrealized appreciation/(depreciation) of investments(1)	(0.79)	1.16	(3.72)	(2.39)	3.78
Dividends declared	—	—	(0.11)	(8.00)	(0.87)
Issuance of common stock from stock dividend	—	—	—	0.74	—
Issuance of common stock from public offering(1)	—	—	0.01	0.01	0.30
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	—	—	(1.91)	(0.11)
Repurchase of common stock(1)	0.17	0.32	0.11	—	0.43
Stock-based compensation(1)	0.11	0.09	0.07	0.05	0.12
Net asset value at end of year	$6.68	$7.99	$7.39	$11.72	$15.14
Per share market value at end of year	$5.88	$3.94	$3.80	$12.95	$13.09
Total return based on market value(2)	49.24%	3.68%	(69.45)%	60.05%	99.85%
Total return based on net asset value(2)	(16.40)%	8.12%	(36.01)%	30.25%	33.04%
Shares outstanding at end of year	23,601,566	25,445,805	28,429,499	31,118,556	19,914,023
Ratios/Supplemental Data:
Net assets at end of year	$157,572,086	$203,357,646	$210,020,702	$364,846,624	$301,583,073
Average net assets	$174,438,302	$207,608,591	$310,086,061	$396,209,139	$205,430,809
Ratio of net operating expenses to average net assets(3)	10.68%	9.70%	5.87%	2.88%	7.95%
Ratio of net investment loss to average net assets(3)	(8.00)%	(6.51)%	(4.76)%	(2.51)%	(7.07)%
Portfolio Turnover Ratio	13.73%	9.34%	4.31%	28.34%	14.87%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	For the year ended December 31, 2021, the Company excluded $100,274 of non-recurring expenses. For the year ended December 31, 2020, the Company excluded $1,962,431 of non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 9—INCOME TAXES

The Company elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income (including gains) timely distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions, as well as taxable net realized investment gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

The Company has subsidiaries that are classified as corporations for U.S. federal income tax purposes which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These subsidiaries are consolidated for GAAP and the portfolio investments held by the subsidiaries are included in the Company’s consolidated financial statements and are recorded at fair value. These subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these subsidiaries generally would be subject to U.S. federal income tax imposed at corporate rates.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that it may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

As of December 31, 2024 and December 31, 2023, the Company recorded a deferred tax liability of $0. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2021–2023 for federal and New York and 2020–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2024, there were no material interest or penalties incurred related to uncertain tax positions.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2024	2023
Capital in excess of par value	$(14,096,863)	$(70,745,103)
Accumulated undistributed net investment loss	13,953,206	73,968,102
Accumulated net realized gains from investments	143,657	(2,953,733)

In general, the Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include nondeductible federal excise taxes and net operating losses, among other items.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions declared in the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary income	$—	$—	$—
Long-term capital gain	—	—	3,441,824
Return of capital	—	—	—
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2024 and 2023, was $252,563,617 and $268,353,952, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2024 was $31,354,369 and $74,537,243, respectively, and on investments owned at December 31, 2023 was $73,341,574 and $93,803,419, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2024 and 2023, was $(43,182,874) and $(20,461,845), respectively.

At December 31, 2024 and 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2024	2023
Undistributed ordinary loss	$—	$—
Accumulated net realized losses on investments	(21,758,298)	(20,584,963)
Unrealized appreciation/(depreciation) on investments	(43,182,874)	(20,461,845)
Components of distributable earnings at year-end	$(64,941,172)	$(41,046,808)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of December 31, 2024 and December 31, 2023, the Company had deferred debt issuance costs of $468,562 and $1,254,793, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	December 31, 2024	December 31, 2023
Aggregate principal amount of 6.00% Notes due 2026	$44,667,400	$75,000,000
Direct deduction of deferred debt issuance costs	(468,562)	(1,254,793)
Total	$44,198,838	$73,745,207

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on December 31, 2024 and December 31, 2023 was $24.50 and $23.80 per note, respectively. As of December 31, 2024 and December 31, 2023, the fair value of the 6.00% Notes due 2026 was $43.8 million and $71.4 million, respectively.

On August 6, 2024, the Company’s Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”), which allows the Company to repurchase up to 46.67%, or $35.0 million in aggregate principal amount, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

6.50% Convertible Notes due 2029

On August 14, 2024, the Company privately issued $25.0 million aggregate principal amount of its 6.50% Convertible Notes due 2029 (the “Initial Notes”) pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) between the Company and the purchaser identified therein (the “Purchaser”). On October 9, 2024, the Company issued an additional $5.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Additional Notes”), which are treated as a single series with the Initial Notes. As of December 31, 2024, $30.0 million of 6.50% Convertible Notes due 2029 had been issued.

The 6.50% Convertible Notes due 2029 bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024. The 6.50% Convertible Notes due 2029 have a maturity date of August 14, 2029, unless previously repurchased, redeemed or converted in accordance with the terms of the Notes Purchase Agreement. The Company has the right to redeem the 6.50% Convertible Notes due 2029, in whole or in part, at any time or from time to time, on or after August 6, 2027, upon the fulfillment of certain conditions.

The 6.50% Convertible Notes due 2029 will be convertible into shares of the Company’s common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, which represent a conversion price of approximately $7.75 per share, subject to adjustment as provided in the Notes Purchase Agreement. Upon evaluation, the Company has identified an embedded derivative within the Notes Purchase Agreement. As a result, the Company may incur a potential liability. As of December 31, 2024, the potential liability was $0. Management will continue to assess the fair value of the embedded derivative at each reporting period.

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

The table below shows a reconciliation from the aggregate principal amount of 6.50% Convertible Notes due 2029 to the balance shown on the Consolidated Statements of Assets and Liabilities.

December 31, 2024
Aggregate principal amount of 6.50% Convertible Notes due 2029	$30,000,000
Direct deduction of deferred debt issuance costs	(948,592)
Total	$29,051,408

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the year ended December 31, 2024, the Company granted 48,192 restricted shares to the Company’s non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 31, 2024, 60,060 restricted shares related to the 2023 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

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

During the year ended December 31, 2024, the Company granted 125,000 restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan.

For the year ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $2,550,638 and $2,920,526, respectively, not including executive and employee forfeits. As of December 31, 2024 and December 31, 2023, there were approximately $4,333,337 and $4,849,887, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the year ended December 31, 2024 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2023(1)	624,963
Granted	368,192
Vested(2)	(437,545)
Forfeited	(23,474)
Outstanding as of December 31, 2024	532,136
Vested as of December 31, 2024	951,117

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

The Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2025 through March 11, 2025, the Company made the following follow-on investments (not including capitalized transaction costs).

Portfolio Company	Investment	Transaction Date	Amount
Orchard Technologies, Inc.	Preferred shares, Series 1	1/31/2025	$222,210
Orchard Technologies, Inc.	Simple Agreement for Future Equity	1/31/2025	80,800
Whoop, Inc.	Simple Agreement for Future Equity	2/6/2025	1,000,000
Total			$1,303,010

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

6.00% Notes due 2026 - Note Repurchase Program

Between January 6, 2025 and January 8, 2025, the Company repurchased an additional 199,990 units of the 6.00% Notes due 2026 under the Note Repurchase Program resulting in the total use of the authorized available funds.

6.50% Convertible Notes Due 2029

On January 16, 2025, the Company issued and sold $5.0 million in aggregate principal amount of Additional Notes to the Purchaser pursuant to the Notes Purchase Agreement. The Additional Notes are treated as a single series with the initial issuance of $25.0 million in aggregate principal amount of the outstanding 6.50% Convertible Notes due 2029 and the additional $5.0 million issuance of the 6.50% Convertible Notes due 2029 on October 9, 2024 (together, the “Existing Notes”) and have the same terms as the Existing Notes. The Additional Notes are fungible and rank equally with the Existing Notes. Upon issuance of the Additional Notes on January 16, 2025, the outstanding aggregate principal amount of the 6.50% Convertible Notes due 2029 became $35.0 million.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total Investment Income	$1,229,266	$888,717	$1,027,353	$1,528,091
Total Operating Expenses	5,094,153	4,096,590	4,682,978	4,750,993
Net Investment Loss	(3,864,887)	(3,207,873)	(3,655,625)	(3,222,902)
Net Realized Gain/(Loss) on Investments	9,146,884	(13,713,512)	(29,612)	(424,074)
Loss on Extinguishment of Debt	(38,424)	(145,244)	—	—
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(5,199,046)	11,614,384	(6,965,946)	(18,418,370)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$44,527	$(5,452,245)	$(10,651,183)	$(22,065,346)
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$—	$(0.23)	$(0.45)	$(0.87)
Diluted	$—	$(0.23)	$(0.45)	$(0.87)
Weighted Average Common Shares Outstanding–Basic	23,436,365	23,378,002	23,410,235	25,393,490
Weighted Average Common Shares Outstanding–Diluted	23,436,365	23,378,002	23,410,235	25,393,490

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total Investment Income	$2,459,734	$1,465,746	$1,372,218	$1,299,082
Total Operating Expenses	5,203,812	4,134,172	5,177,558	5,520,847
Net Investment Loss	(2,744,078)	(2,668,426)	(3,805,340)	(4,221,765)
Net Realized Gain/(Loss) on Investments	2,594,633	(1,461,281)	(13,270,199)	189,343
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(8,973,578)	29,323,067	1,455,515	8,648,931
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(9,123,023)	$25,193,360	$(15,620,024)	$4,616,509
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.36)	$0.99	$(0.60)	$0.16
Diluted	$(0.36)	$0.99	$(0.60)	$0.16
Weighted Average Common Shares Outstanding–Basic	25,251,921	25,351,306	25,952,447	28,378,529
Weighted Average Common Shares Outstanding–Diluted	25,251,921	25,351,306	25,952,447	28,378,529

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The Company’s controlled portfolio company as of December 31, 2024, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X. The Company’s three controlled portfolio companies as of December 31, 2023, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC, and Colombier Sponsor II LLC, did not meet the definition of significant subsidiaries under the Final Rules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm pursuant to the rules of the SEC.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(4)
Annual expenses (as a percentage of net assets attributable to common stock)(8):
Operating expenses	7.71	%(5)
Interest payments on borrowed funds	3.25	%(6)
Other expenses	1.00	%(7)
Total annual expenses	11.96%

(1)	In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses. Our common stockholders will bear, directly or indirectly, the expenses of any offering of our securities, including debt securities.
(3)	Under our DRIP, the plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by his or its written or telephonic notice to the plan administrator in advance of termination to have the plan administrator sell part or all of his or its shares and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus brokerage commission from the proceeds. The expenses of our DRIP are included in “Other expenses.”
(4)	The total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.
(5)	Operating expenses in this table represent estimated annual operating expenses based upon the actual annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2024. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(6)	We are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in us. Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our outstanding 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029 as of December 31, 2024.
(7)	“Other expenses,” which we calculate to equal approximately $1.6 million, are estimated based upon actual “Other expenses” for the year ended December 31, 2024.
(8)	“Net assets attributable to common stock,” which we calculate to equal approximately $157.6 million, reflect our net assets for the year ended December 31, 2024.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$115	$308	$465	$759

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

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2024, no director or officer of the Company entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

The information required by Item 10 will be contained in the 2025 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

The information required by Item 11 will be contained in the 2025 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2025 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2025 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2025 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(1)	Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Form of Common Stock Certificate(5)
4.2	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(6)
4.3	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(7)
4.4	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.3)(7)
4.5	Description of Securities(8)
10.1	Dividend Reinvestment Plan(1)
10.2	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(9)
10.3	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(9)
10.4	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(9)
10.5	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(9)
10.6	Custody Agreement, dated April 19, 2023, by and between the Registrant and Western Alliance Trust Company, N.A., as Custodian.(13)
10.7	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.8	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Mark D. Klein(10)
10.9	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Allison Green(10)
10.10	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated March 10, 2022, by and between SuRo Capital Corp. and Allison Green(8)

10.11	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated November 28, 2023, by and between SuRo Capital Corp. and Mark D. Klein(16)
10.12	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated November 28, 2023, by and between SuRo Capital Corp. and Allison Green(16)
10.13	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(11)
10.14	Amendment No.1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(12)
10.15	Amendment No. 2 to the At-the-Market Sales Agreement, dated as of November 8, 2024, by and among SuRo Capital Corp., BTIG, LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., and Barrington Research Associates, Inc.(17)
10.16	Notes Purchase Agreement, dated August 6, 2024, by and between the Registrant and the purchaser party thereto(18)
14.1	Code of Ethics(14)
14.2	Code of Business Conduct and Ethics(15)
19.1	Insider Trading Policy*
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	SuRo Capital Corp. Dodd-Frank Compensation Recoupment Policy(16)
99.1	Report of Marcum LLP regarding the Senior Securities table*
99.2	Report of Deloitte & Touche LLP regarding the Senior Securities table(6)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655), filed on September 20, 2011, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020 and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021 and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022 and incorporated by reference herein.

(9)	Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.

(10)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on May 6, 2021 and incorporated by reference herein.

(11)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 3, 2020 and incorporated by reference herein.

(12)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on September 23, 2020 and incorporated by reference herein.

(13)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on April 20, 2023 and incorporated by reference herein.

(14)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 16, 2023 and incorporated by reference herein.

(15)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 13, 2020 and incorporated by reference herein.

(16)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 14, 2024 and incorporated by reference herein.

(17)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on November 8, 2024 and incorporated by reference herein.

(18)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on August 8, 2024 and incorporated by reference herein.

*	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	March 12, 2025	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2025	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2025	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2025	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Date: March 12, 2025	By:	/s/ Leonard A. Potter
Leonard A. Potter
Director

Date: March 12, 2025	By:	/s/ Ronald M. Lott
Ronald M. Lott
Director

Date: March 12, 2025	By:	/s/ Marc Mazur
Marc Mazur
Director

Date: March 12, 2025	By:	/s/ Lisa Westley
Lisa Westley
Director

