Form 10-Q
period 2025-03-31
SURO CAPITAL CORP.
filed 2025-05-07
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The issuer had 23,551,859 shares of common stock, $0.01 par value per share, outstanding as of May 6, 2025.

SURO CAPITAL CORP.

i

PART I

Item 1. Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025 (UNAUDITED)	December 31, 2024 (AUDITED)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $235,908,892 and $234,601,314, respectively)	$194,570,607	$198,511,915
Non-controlled/affiliate investments (cost of $20,605,400 and $20,605,400, respectively)	8,796,115	9,268,827
Controlled investments (cost of $1,602,940 and $1,602,940, respectively)	10,210,476	1,600,000
Total Investments (cost of $258,117,232 and $256,809,654, respectively)	213,577,198	209,380,742
Cash	16,180,542	20,035,640
Escrow proceeds receivable	27,347	45,298
Interest and dividends receivable	447,496	756,022
Deferred financing costs	538,413	526,261
Prepaid expenses and other assets(1)	896,163	855,630
Total Assets	231,667,159	231,599,593
LIABILITIES
6.00% Notes due December 30, 2026(2)	39,302,906	44,198,838
6.50% Convertible Notes due August 14, 2029(3)	33,950,859	29,051,408
Accounts payable and accrued expenses(1)	1,609,239	768,394
Dividends payable	—	8,867
Total Liabilities	74,863,004	74,027,507
Commitments and contingencies (Notes 7 and 10)
Net Assets	$156,804,155	$157,572,086
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 23,551,859 and 23,601,566 issued and outstanding, respectively)	$235,519	$236,016
Paid-in capital in excess of par	226,618,713	226,579,432
Accumulated net investment loss	(7,963,961)	(4,302,192)
Accumulated net realized loss on investments, net of distributions	(17,442,921)	(17,409,097)
Accumulated net unrealized appreciation/(depreciation) of investments	(44,643,195)	(47,532,073)
Net Assets	$156,804,155	$157,572,086
Net Asset Value Per Share	$6.66	$6.68

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of March 31, 2025, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.52%) had a face value $39,667,650. As of December 31, 2024, the 6.00% Notes due 2026 (effective interest rate of 6.48%) had a face value $44,667,400. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of March 31, 2025, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.01%) had a face value $35,000,000. As of December 31, 2024, the 6.50% Convertible Notes due 2029 (effective interest rate of 7.06%) had a face value $30,000,000.Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$150,647	$242,007
Dividend income	348,447	21,875
Controlled investments:
Interest income	—	435,000
Interest income from U.S. Treasury bills	—	829,209
Total Investment Income	499,094	1,528,091
OPERATING EXPENSES
Compensation expense	1,667,835	2,185,318
Interest expense	1,259,849	1,214,267
Professional fees	750,224	728,559
Directors’ fees	170,565	171,113
Income tax expense	2,796	2,100
Other expenses	309,594	449,636
Total Operating Expenses	4,160,863	4,750,993
Net Investment Loss	(3,661,769)	(3,222,902)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(17,951)	(484,141)
Non-controlled/affiliate investments	—	60,067
Net Realized Loss on Investments	(17,951)	(424,074)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(15,873)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(5,248,885)	(16,395,171)
Non-controlled/affiliate investments	(472,713)	(2,016,699)
Controlled investments	8,610,476	(6,500)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	2,888,878	(18,418,370)
Net Change in Net Assets Resulting from Operations	$(806,715)	$(22,065,346)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(0.03)	$(0.87)
Diluted(2)	$(0.03)	$(0.87)
Weighted-Average Common Shares Outstanding
Basic	23,571,840	25,393,490
Diluted(2)	23,571,840	25,393,490

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the three months ended March 31, 2025, 4,516,131 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. For the three months ended March 31, 2024, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net Assets at Beginning of Year	$157,572,086	$203,357,646

Change in Net Assets Resulting from Operations
Net investment loss	(3,661,769)	(3,222,902)
Net realized loss on investments	(17,951)	(424,074)
Realized loss on partial repurchase of 6.00% Notes due 2026	(15,873)	—
Net change in unrealized appreciation/(depreciation) of investments	2,888,878	(18,418,370)
Net Change in Net Assets Resulting from Operations	(806,715)	(22,065,346)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	38,784	428,835
Net Change in Net Assets Resulting from Capital Transactions	38,784	428,835
Total Change in Net Assets	(767,931)	(21,636,511)
Net Assets at March 31	$156,804,155	$181,721,135

Capital Share Activity
Shares outstanding at beginning of year	23,601,566	25,445,805
Issuance of common stock under restricted stock plan, net(1)	(49,707)	(92,521)
Shares Outstanding at End of Period	23,551,859	25,353,284

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$(806,715)	$(22,065,346)
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net realized loss on investments	17,951	424,074
Net change in unrealized (appreciation)/depreciation of investments	(2,888,878)	18,418,370
Amortization of discount on 6.00% Notes due 2026	60,929	106,093
Amortization of discount on 6.50% Convertible Notes due 2029	57,608	—
Stock-based compensation	38,784	428,835
Adjustments to escrow proceeds receivable	(17,951)	(72,997)
Accrued interest on U.S. Treasury bills	—	(376,834)
Purchases of investments in:
Portfolio investments	(1,307,578)	(10,003,934)
Proceeds from sales or maturity of investments in:
Portfolio investments	—	318,316
U.S. Treasury bills	—	34,547,625
Change in operating assets and liabilities:
Escrow proceeds receivable	17,951	72,990
Prepaid expenses and other assets	(40,533)	27,453
Interest and dividends receivable	308,526	(5,050)
Accounts payable and accrued expenses	840,845	924,275
Net Cash Provided by/(Used in) Operating Activities	(3,719,061)	22,743,870
Cash Flows from Financing Activities
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	5,000,000	—
Deferred debt issuance costs	(158,157)	—
Repurchases of 6.00% Notes due 2026	(4,954,950)	—
Realized loss on partial repurchase of 6.00% Notes due 2026	15,875	—
Deferred financing costs	(29,938)	—
Cash dividends paid	(8,867)	(107,823)
Net Cash Used in Financing Activities	(136,037)	(107,823)
Total Increase/(Decrease) in Cash Balance	(3,855,098)	22,636,047
Cash Balance at Beginning of Year	20,035,640	28,178,352
Cash Balance at End of Period	$16,180,542	$50,814,399

	2025	2024
Supplemental Information:
Interest paid	$1,150,223	$1,125,000
Taxes paid	2,796	2,100
Right of use asset obtained in exchange for operating lease liabilities	(2,006)	—

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
ARK Type One Deep Ventures Fund LLC**(8)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	$17,696,568	$27,803,214	17.73%
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	20,346,939	12.98%
Simple Agreement for Future Equity		2/6/2025	$1,000,000	1,001,628	1,000,000	0.64%
Total				11,013,088	21,346,939	13.61%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,517,268	3.52%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.38%
Total				14,999,972	15,517,239	9.90%
ServiceTitan, Inc.**(9)	Glendale, CA
Common Shares(3)	Contractor Management Software	6/30/2023	151,515	10,008,233	13,401,850	8.55%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	3,164,471	2.02%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	10,047,013	6.41%
Total				15,004,340	13,211,484	8.43%
CW Opportunity 2 LP**(10)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$15,000,000	15,176,443	12,281,521	7.83%
IH10, LLC**(11)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,207,897	7.79%
Canva, Inc.**	Sydney, Australia
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	10,839,944	6.91%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	10,214,647	6.51%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	6.38%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	7,080,308	4.52%
CoreWeave, Inc.**(12)	Roseland, NJ
Common Shares(3)	AI Infrastructure	10/8/2024	222,240	10,003,583	7,004,560	4.47%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,686,696	1.71%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	2,686,699	1.71%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	407,473	0.26%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	383,813	0.24%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	6,164,681	3.93%
Orchard Technologies, Inc.	New York, NY
Preferred Shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred Shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred Shares, Series 1 7%		1/13/2023	463,449	4,642,772	4,634,490	2.96%
Common Shares		8/9/2021	558,053	3,751,518	—	—%
Simple Agreement for Future Equity		1/31/2025	$80,800	81,584	80,800	0.05%
Total				12,815,343	4,715,290	3.01%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.22%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.32%
Common warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	101,648	0.06%
Total				10,513,661	4,093,001	2.61%
True Global Ventures 4 Plus Pte Ltd**(13)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	585,016	3,347,405	2.13%
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,500,002	1.59%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.32%
Total				3,003,040	3,000,002	1.91%
Trax Ltd.**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	61,445	0.04%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.69%
Total				10,005,748	2,708,462	1.73%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,845,545	1.18%
Xgroup Holdings Limited (d/b/a Xpoint)(7)	Philadelphia, PA
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	161,862	0.10%
Series A-1 warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,171,540	0.75%
Series A warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	324,931	0.21%
Total				1,383,029	1,658,333	1.06%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(7)(14)	Las Vegas, NV
Preferred Shares, Series A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	1,000,000	0.64%
Aventine Property Group, Inc.	Chicago, IL
Common Shares***	Cannabis REIT	9/11/2019	312,500	2,580,750	984,209	0.63%
Skillsoft Corp.	Nashua, NH
Common Shares(3)	Online Education	6/8/2021	49,092	9,818,428	944,530	0.60%
Stake Trade, Inc. (d/b/a Prophet Exchange)(7)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	$1,000,000	1,002,153	862,362	0.55%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(15)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	850,367	0.54%
Forge Global, Inc.	San Francisco, CA
Common Shares(3)	Online Marketplace Finance	7/20/2011	1,020,875	1,978,921	573,732	0.37%
EDGE Markets, Inc.(7)	San Diego, CA
Preferred Shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.32%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common warrants, Strike Price $11.50, Expiration Date 7/19/2028(3)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	413,089	0.26%
Rebric, Inc. (d/b/a Compliable)(7)	Denver, CO
Preferred Shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	—	—%
Kinetiq Holdings, LLC	Philadelphia, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	—	—%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(16)	Marina Del Rey, CA
Preferred Shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred Shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(17)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$235,908,892	$194,570,607	124.09%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(18)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$479,582	0.31%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,170,384	3.30%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,014,406	1.92%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	131,743	0.08%
Total				6,387,741	8,796,115	5.61%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$20,605,400	$8,796,115	5.61%

CONTROLLED(2)
Colombier Sponsor II LLC**(6)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	$1,103,719	$8,930,476	5.70%
Class W Units			1,600,000	499,221	1,280,000	0.82%
Total				1,602,940	10,210,476	6.51%

Total Controlled				$1,602,940	$10,210,476	6.51%

Total Portfolio Investments				$258,117,232	$213,577,198	136.21%

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. SuRo Capital Corp.’s (the “Company’s”, or “SuRo Capital’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2025

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2025, 47.59% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of March 31, 2025, the investments noted had been placed on non-accrual status.

(5)	Represents the respective number of shares, principal amount, fund commitment, or membership interest.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Sports”).

(8)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Interest Rights of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Convertible Interest Rights of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of SuRo Capital Corp.’s investment in the fund.

(9)	As of March 31, 2025, SuRo Capital Corp.’s shares of ServiceTitan, Inc. were not registered and were therefore subject to certain restrictions on sale or transfer for which the Company has applied a discount to the closing public share price as of quarter-end. The Company anticipates the shares will be registered and freely tradable in June 2025.

(10)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. SuRo Capital Corp. is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. As of March 31, 2025, SuRo Capital has confirmed the underlying Class A Common Shares held by CW Opportunity 2 LP were not registered and are therefore subject to certain restrictions on sale or transfer for which the Company has applied a discount to the closing share price as of the reporting date. On March 28, 2025, CoreWeave, Inc. completed an IPO and the Series C Preferred Shares converted to Class A common shares. Prior to the IPO, SuRo Capital Corp. was invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. Additionally, prior to the IPO, the Series C Preferred Shares of CoreWeave, Inc. accrued a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. SuRo Capital Corp.’s investment in CW Opportunity 2 LP is subject to certain redemption, sale, or transfer restrictions.

(11)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital Corp. is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management or an incentive fee; however, SuRo Capital Corp. has prepaid operating expenses. Accordingly, these adjust the total cost basis of SuRo Capital Corp.’s investment.

(12)	On March 28, 2025, CoreWeave, Inc. completed an IPO and SuRo Capital Corp.’s Series A Preferred Shares and Common Shares converted to Class A Common Shares. As of March 31, 2025, SuRo Capital Corp.’s Class A Common Shares were not registered and were therefore subject to certain restrictions on sale or transfer for which the Company has applied a discount to the closing share price as of the reporting date. The Company anticipates the shares will be registered and freely tradable in September 2025.

(13)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of SuRo Capital Corp.’s investment in the fund.

(14)	On March 21, 2025, Commercial Streaming Solutions, Inc. (d/b/a BettorView) merged with FSG Digital, Inc. (d/b/a JefeBet). As a result of the merger, the SAFE Note which SuRo Capital Corp. previously held in Commercial Streaming Solutions, Inc. (d/b/a BettorView) converted into Class A-1 Preferred shares.

(15)	SuRo Capital Corp.’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(16)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware.

(17)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(18)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
CW Opportunity 2 LP**(8)	Evanston, IL
Membership Interest, Class A 10%***	AI Infrastructure Fund	5/7/2024	$15,000,000	$15,176,443	$17,775,155	11.28%
ARK Type One Deep Ventures Fund LLC**(9)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	17,638,247	11.19%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	6,882,058	4.37%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.35%
Total				14,999,972	16,882,029	10.71%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,998,467	3.17%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	10,094,048	6.41%
Total				15,004,340	15,092,515	9.58%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	14,923,457	9.47%
ServiceTitan, Inc.**(16)	Glendale, CA
Common shares(3)	Contractor Management Software	6/30/2023	151,515	10,008,233	14,027,713	8.90%
IH10, LLC**(15)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,215,010	7.75%
Canva, Inc.**	Sydney, Australia
Common shares	Productivity Software	4/17/2024	9,375	10,058,820	12,000,000	7.62%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	11,716,925	7.44%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,316,312	7.18%
CoreWeave, Inc.	Roseland, NJ
Common shares	AI Infrastructure	9/26/2024	5,556	5,002,973	5,221,824	3.31%
Preferred shares, Series A		10/8/2024	5,556	5,000,610	5,221,824	3.31%
Total				10,003,583	10,443,648	6.63%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	6.35%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,342,458	1.49%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,342,461	1.49%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	355,264	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	334,636	0.21%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	5,374,819	3.41%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,412,280	2.80%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,412,280	2.80%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.21%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.32%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	2.53%

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

March 31, 2025

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

The table below displays the Company’s subsidiaries as of March 31, 2025, which, other than GSV Capital Lending, LLC (“GCL”) and SuRo Capital Sports, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

The Company’s investment objective is to maximize its portfolio’s total return, principally by seeking capital gains on its equity and equity-related investments, and to a lesser extent, income from debt investments. The Company invests principally in the equity securities of what it believes to be rapidly growing venture capital-backed emerging companies. The Company may invest in these portfolio companies through direct offerings of the prospective portfolio companies, transactions on secondary marketplaces for private companies, negotiations with selling stockholders, investment funds, or through SPVs and other investment funds for the purpose of investing in securities of a single private issuer. In addition, the Company may invest in private credit and in founders equity, founders warrants, and private investment in public equity transactions of special purpose acquisition companies (“SPACs”). The Company may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet its investment criteria, subject to any applicable limitations under the 1940 Act.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, were considered necessary for the fair presentation of condensed consolidated financial statements for the period have been included.

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

March 31, 2025

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

March 31, 2025

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

March 31, 2025

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

March 31, 2025

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of a company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2025 and December 31, 2024 for details regarding the nature and composition of the Company’s investment portfolio.

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

Securities Transactions

Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., the trade date). Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively.

Valuation of Other Financial Instruments

The carrying amounts of the Company’s other, non-investment financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Cash

The Company custodies its cash with Western Alliance Trust Company, N.A., and may place cash in demand deposit accounts with other high-quality financial institutions. The cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes the risk of loss associated with any uninsured balance is remote.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of March 31, 2025 and December 31, 2024, the Company had $27,347 and $45,298, respectively, in escrow proceeds receivable.

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

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of March 31, 2025 and December 31, 2024, the Company had deferred financing costs of $538,413 and $526,261, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	March 31, 2025	December 31, 2024
Deferred debt issuance costs	$1,413,886	$1,417,155
Deferred financing costs	538,413	526,261
Total	$1,952,299	$1,943,416

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

March 31, 2025

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of March 31, 2025 and December 31, 2024, the Company had no escrow deposits.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the RIC will represent obligations of the Company’s investors and will not be reflected in the condensed consolidated financial statements of the Company. Included in the Company’s condensed consolidated financial statements, the Taxable Subsidiaries are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether the Company is a RIC. These Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in the Company’s Condensed Consolidated Financial Statements.

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

Recently Issued or Adopted Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification including requiring investment companies to disclose the components of capital on the balance sheet. The amendments in ASU 2023-06 will become effective on the date which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K become effective. The Company is currently evaluating the impact of the new guidance. However, it does not expect ASU 2023-06 to have a material impact on the Company’s future financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires more disaggregated information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the condensed consolidated financial statements. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Company’s future financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is currently effective for public entities. The Company adopted this provision as of the date of the condensed consolidated financial statements. However, ASU 2024-01 does not have a material impact on the Company’s financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of March 31, 2025, the fair value of the Company’s remote-affiliate investment in Skillsoft was $944,530.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of March 31, 2025, the Company had 61 positions in 37 portfolio companies. As of December 31, 2024, the Company had 60 positions in 37 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$140,643,661	$140,040,964	89.3%	$159,592,108	$151,003,991	95.8%
Common Stock(2)	77,643,113	45,370,853	28.9%	67,469,643	35,922,154	22.8%
Debt Investments	2,777,197	506,339	0.3%	2,777,197	506,339	0.3%
Options(3)	4,473,031	5,321,281	3.4%	4,394,059	4,357,138	2.8%
Total Private Portfolio Companies	225,537,002	191,239,437	121.9%	234,233,007	191,789,622	121.7%
Publicly Traded Portfolio Companies
Common Stock	31,809,165	21,924,672	14.0%	21,805,582	16,154,290	10.3%
Options	771,065	413,089	0.3%	771,065	1,436,830	0.9%
Total Publicly Traded Portfolio Companies	32,580,230	22,337,761	14.3%	22,576,647	17,591,120	11.2%
Total Investments	$258,117,232	$213,577,198	136.2%	$256,809,654	$209,380,742	132.9%

(1)	As of March 31, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. As of December 31, 2024, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	As of March 31, 2025, Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A common stock. As of December 31, 2024, Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	As of March 31, 2025, Options also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc. As of December 31, 2024, Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

The geographic and industrial compositions of the Company’s portfolio at fair value as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$72,166,042	33.8%	46.0%	$72,100,161	34.4%	45.8%
West	58,727,480	27.5%	37.5%	61,124,969	29.2%	38.8%
Southeast	38,426,779	18.0%	24.5%	20,675,077	9.9%	13.1%
Midwest	27,361,086	12.8%	17.4%	37,261,207	17.8%	23.6%
International	16,895,811	7.9%	10.8%	18,219,328	8.7%	11.6%
Total	$213,577,198	100.0%	136.2%	$209,380,742	100.0%	132.9%

	As of March 31, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Artificial Intelligence Infrastructure & Applications	$59,297,192	27.7%	37.8%	$58,072,060	27.7%	36.9%
Software-as-a-Service	46,326,421	21.7%	29.5%	49,225,370	23.5%	31.2%
Consumer Goods & Services	35,853,025	16.8%	22.9%	30,351,636	14.5%	19.3%
Financial Technology & Services	25,527,026	12.0%	16.3%	17,192,986	8.2%	10.9%
Education Technology	25,257,884	11.8%	16.1%	27,327,100	13.1%	17.3%
Logistics & Supply Chain	17,294,955	8.1%	11.0%	23,033,237	11.0%	14.6%
SuRo Sports	4,020,695	1.9%	2.6%	4,178,353	2.0%	2.7%
Total	$213,577,198	100.0%	136.2%	$209,380,742	100.0%	132.9%

SURO CAPITAL CORP. AND

SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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
Carbon Credit Services
Financial Services
Mobile Access Technology
Online Marketplace Finance
Real Estate Platform
Special Purpose Acquisition Company
Venture Investment Fund
Logistics & Supply Chain	Supply Chain Technology
Warehouse Automation
Software-as-a-Service	Contractor Management Software
Home Improvement Finance
Knowledge Networks
Pharmaceutical Technology
Productivity Software
Retail Technology
Social Data Platform
SuRo Sports	Gaming Licensing
Gaming Technology
Geolocation Technology
Interactive Media & Services
Sports Betting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2025 and December 31, 2024 are as follows:

	As of March 31, 2025
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$140,040,964	$140,040,964
Common Stock(2)	—	—	45,370,853	45,370,853
Debt Investments	—	—	506,339	506,339
Options(3)	—	—	5,321,281	5,321,281
Private Portfolio Companies	—	—	191,239,437	191,239,437
Publicly Traded Portfolio Companies
Common Stock	1,518,262	20,406,410	—	21,924,672
Options	413,089	—	—	413,089
Publicly Traded Portfolio Companies	1,931,351	20,406,410	—	22,337,761
Total Investments at Fair Value	$1,931,351	$20,406,410	$191,239,437	$213,577,198

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A common stock.
(3)	Options also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$151,003,991	$151,003,991
Common Stock(2)	—	—	35,922,154	35,922,154
Debt Investments	—	—	506,339	506,339
Options(3)	—	—	4,357,138	4,357,138
Private Portfolio Companies	—	—	191,789,622	191,789,622
Publicly Traded Portfolio Companies
Common Stock	2,126,577	14,027,713	—	16,154,290
Options	1,436,830	—	—	1,436,830
Publicly Traded Portfolio Companies	3,563,407	14,027,713	—	17,591,120
Total Investments at Fair Value	$3,563,407	$14,027,713	$191,789,622	$209,380,742

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2025 and December 31, 2024. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of March 31, 2025

Asset	Fair Value	Valuation Approach/Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Market Approach	Revenue Multiples	0.56x - 5.80x (1.64x)
Preferred stock in private companies(6)	$140,040,964	Precedent Transactions	25% - 100% (83)%
PWERM(5)	Revenue Multiples	1.31x - 5.00x (4.65x)
Dissolution Risk	100%
Revenue Multiples	0.46x - 8.29x (5.68x)
Market Approach	Discount Rate	15%
Common stock in private companies(7)	$45,370,853	Precedent Transactions	75% - 100% (78.6)%
PWERM(5)	AFFO(4) Multiples	7.40	x
Dissolution Risk	100%
Discount Rate	15%
Debt investments	$506,339	Market Approach	Revenue Multiples	0.90x - 1.95x (1.85x)
Term to Expiration (Years)	1.25 - 2.11
Options(8)	$5,321,281	Option Pricing Model	Precedent Transaction	100%
Volatility	47% - 67% (47)%

(1)	As of March 31, 2025, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(7)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A common stock.
(8)	Options also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.

As of December 31, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(6)	$151,003,991	Market Approach	Revenue Multiples	0.67x - 5.96x (1.82x )
			Precedent Transactions	25% - 100% (55)%
		PWERM(5)	Revenue Multiples	1.76x - 2.95x
			Dissolution Risk	75% - 100% (87.5)%
Common stock in private companies(7)	$35,922,154	Market Approach	Revenue Multiples	0.77x - 8.81x (7.59x)
			Precedent Transactions	100%
		PWERM(5)	AFFO(4) Multiples	7.88x
			Dissolution Risk	100%
Debt investments	$506,339	Market Approach	Revenue Multiples	0.90x - 1.31x (1.22x)
Options(8)	$4,357,138	Option Pricing Model	Term to Expiration (Years)	1.5 - 19.38
			Precedent Transaction	100%
			Volatility	51% - 67%

________________________

(1)	As of December 31, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(7)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(8)	Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2025 as follows:

	Three Months Ended March 31, 2025
	Preferred Stock(1)	Common Stock(2)	Debt Investments	Options(3)	Total
Assets:
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$506,339	$4,357,138	$191,789,622
Transfers out of Level 3	(5,221,824)	(5,221,824)	—	—	(10,443,648)
Purchases, capitalized fees and interest	224,366	—	—	1,083,211	1,307,577
Sales/Redemptions of investments	—	—	—	—	—
Exercises and conversions(4)	(16,770,915)	17,775,155	—	(1,004,240)	—
Net change in unrealized appreciation/(depreciation) included in earnings	10,805,346	(3,104,632)	—	885,172	8,585,886
Fair Value as of March 31, 2025	$140,040,964	$45,370,853	$506,339	$5,321,281	$191,239,437
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2025	$10,805,346	$(3,104,632)	$—	$880,930	$8,581,644

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

___________________

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A common stock.
(3)	Options also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.
(4)	During the three months ended March 31, 2025, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
CoreWeave, Inc.	Preferred shares, Series A Common shares	Common shares (Level 2)
CW Opportunity 2 LP	Preferred shares, Series C	Common shares (Level 3)
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity	Preferred shares, Class A-1 (Level 3)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2024 as follows:

	Year Ended December 31, 2024
	Preferred Stock(1)	Common Stock(2)	Debt Investments	Options(3)	Total
Assets:
Fair Value as of December 31, 2023	$122,744,564	$39,086,792	$3,098,734	$3,638,161	$168,568,251
Transfers out of Level 3	—	(12,896,367)	—	—	(12,896,367)
Purchases, capitalized fees and interest	60,155,557	15,061,793	—	13,230	75,230,580
Sales/Redemptions of investments	(374,950)	(10,375,762)	(1,414,278)	(1,585,722)	(13,750,712)
Exercises and conversions(4)	136,114	—	(1,338,976)	1,246,916	44,054
Realized gains/(losses)	(7,533,623)	(222,565)	384,102	(7,076,812)	(14,448,898)
Net change in unrealized appreciation/(depreciation) included in earnings	(24,123,671)	5,268,263	(223,243)	8,121,365	(10,957,286)
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$506,339	$4,357,138	$191,789,622
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2024	$(32,741,143)	$5,418,630	$—	$111,916	$(27,210,597)

________________________

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).
(4)	During the year ended December 31, 2024, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
AltC Sponsor LLC	Common shares, Class A Common shares, Class B	Oklo, Inc. - Common shares, Class A (Level 2)
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 10/17/2024	Preferred shares, Series A-1 (Level 3) Warrants, Series A-1 (Level 3) Warrants, Series A (Level 3)
ServiceTitan, Inc.	Common shares	Common shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2025 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Fair Value at December 31, 2024	Unrealized Gains/(Losses)	Fair Value at March 31, 2025	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class W Units	1,600,000	$498,305	$781,695	$1,280,000	0.82%
Total Options		498,305	781,695	1,280,000	0.82%
Common Stock
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class B Units	1,040,000	1,101,695	7,828,781	8,930,476	5.70%
Total Common Stock		1,101,695	7,828,781	8,930,476	5.70%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,600,000	$8,610,476	$10,210,476	6.51%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—%
Total Knowledge Networks		—	—	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred shares, Series D 8%	329,337	501,626	(22,044)	479,582	0.31%
StormWind, LLC(4) – Preferred shares, Series C 8%	2,779,134	5,376,994	(206,610)	5,170,384	3.30%
StormWind, LLC(4) – Preferred shares, Series B 8%	3,279,629	3,233,922	(219,516)	3,014,406	1.92%
StormWind, LLC(4) – Preferred shares, Series A 8%	366,666	156,285	(24,542)	131,743	0.08%
Total Interactive Learning		9,268,827	(472,712)	8,796,115	5.61%
Total Preferred Stock		9,268,827	(472,712)	8,796,115	5.61%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—%
Total Common Stock		—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$9,268,827	$(472,712)	$8,796,115	5.61%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of March 31, 2025, 47.59% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(4)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2024 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Transfer In/ (Out)	Purchases and Capitalized Fees	Sales/Redemptions	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2024	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(6)–Class W Units	1,600,000	$—	$498,305	$—	$—	$—	$—	$—	$498,305	0.32%
Total Options		—	498,305	—	—	—	—	—	498,305	0.32%
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	—	—	382,381	—	4,218	(374,950)	(6,780,680)	6,769,031	—	—%
Total Preferred Stock		—	382,381	—	4,218	(374,950)	(6,780,680)	6,769,031	—	—%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	—	—	—	—	—	—	(10,000)	10,000	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$—	955,628	10,000,000	—	—	(10,000,000)	(6,745)	6,745	—	—%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(6)–Class B Units	1,040,000	—	1,101,695		—	—	—	—	1,101,695	0.70%
Total Common Stock		955,628	11,101,695	—	—	(10,000,000)	(16,745)	16,745	1,101,695	0.70%
TOTAL CONTROLLED INVESTMENTS*(2)		$955,628	$11,982,381	$—	$4,218	$(10,374,950)	$(6,797,425)	$6,785,776	$1,600,000	1.02%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024	$—	$—	$1,267,395	$—	$—	$(1,414,278)	$384,102	$(237,219)	$—	—%
Total Debt Investments		—	1,267,395	—	—	(1,414,278)	384,102	(237,219)	—	—%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(5) – Preferred shares, Series D 8%	329,337	—	653,975	—	—	—	—	(152,349)	501,626	0.32%
StormWind, LLC(5) – Preferred shares, Series C 8%	2,779,134	—	6,804,933	—	—	—	—	(1,427,939)	5,376,994	3.41%
StormWind, LLC(5) – Preferred shares, Series B 8%	3,279,629	—	4,751,064	—	—	—	—	(1,517,142)	3,233,922	2.05%
StormWind, LLC(5) – Preferred shares, Series A 8%	366,666	—	325,903	—	—	—	—	(169,618)	156,285	0.10%
Total Interactive Learning		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Total Preferred Stock		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Options
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024	—	—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Total Global Innovation Platform		—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Warrants	1,796,037	—	1,964,750	(1,964,750)	—	—	—	—	—	—%
Total Options		—	2,585,677	(1,964,750)	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Common shares, Class A	—	—	8,542,386	(8,542,386)	—	—	—	—	—	—%
Total Common Stock		—	8,542,386	(8,542,386)	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$24,931,333	$(10,507,136)	$13,230	$(3,000,000)	$(6,598,526)	$4,429,926	$9,268,827	5.88%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2024, 39.56% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	SuRo Capital Corp.’s ownership percentage in PSQ Holdings, Inc. (d/b/a PublicSquare) decreased to below 5% and as such, PSQ Holdings, Inc. (d/b/a PublicSquare) was no longer classified as an “affiliate investment” as of September 30, 2024. As such, the Company has reflected a “transfer out” of the “Non-Controlled/Affiliate Investment” category above as of September 30, 2024 to indicate that the investment in PSQ Holdings, Inc. (d/b/a PublicSquare), while still held as of December 31, 2024, does not meet the criteria of an affiliate investment as defined in the 1940 Act.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of March 31, 2025, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

During the three months ended March 31, 2025 and 2024, the Company did not issue or sell Shares under the ATM Program. As of March 31, 2025, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Earnings per common share–basic:
Net change in net assets resulting from operations	$(806,715)	$(22,065,346)
Weighted-average common shares–basic	23,571,840	25,393,490
Earnings per common share–basic	$(0.03)	$(0.87)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(806,715)	$(22,065,346)
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	—	—
Net change in net assets resulting from operations, as adjusted	$(806,715)	$(22,065,346)
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	—	—
Weighted-average common shares outstanding–diluted(1)	23,571,840	25,393,490
Earnings per common share–diluted	$(0.03)	$(0.87)

______________________

(1)	For the three months ended March 31, 2025, 4,516,131 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common shares because the effect of these shares would have been anti-dilutive. For the three months ended March 31, 2024, there were no potentially dilutive securities outstanding.

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

Operating Leases and Related Deposits

The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. The lease originally commenced on June 3, 2019 and expired on August 31, 2024. On September 1, 2024, the Company extended the previous operating lease for office space for an additional term of three years and three months, with an estimated commencement date of January 1, 2025 and expiring March 31, 2028. On February 7, 2025, the Company executed a commencement letter, upon which the lease term was amended to begin on February 13, 2025 and expiring May 12, 2028. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

As of March 31, 2025 and December 31, 2024, the Company booked a right-of-use asset and operating lease liability of $424,656 and $446,349, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of March 31, 2025 and December 31, 2024, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended March 31, 2025 and 2024, the Company incurred $23,188 and $52,662, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of March 31, 2025, the remaining lease term was 3.2 years and the discount rate was 3.00%.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

The following table shows future minimum payments under the Company’s operating lease as of March 31, 2025:

For the Year Ended December 31,	Amount
2025	$87,990
2026	154,826
2027	159,471
2028	59,688
$461,975

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2025	2024
Per Basic Share Data
Net asset value at beginning of the year	$6.68	$7.99
Net investment loss(1)	(0.16)	(0.13)
Net realized loss on investments(1)	<(0.01)	(0.02)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	<(0.01)	—
Net change in unrealized appreciation/(depreciation) of investments(1)	0.12	(0.73)
Stock-based compensation(1)	0.02	0.06
Net asset value at end of period	$6.66	$7.17
Per share market value at end of period	$4.97	$4.55
Total return based on market value(2)	(15.48)%	15.48%
Total return based on net asset value(2)	(0.30)%	(10.26)%
Shares outstanding at end of period	23,551,859	25,353,284
Ratios/Supplemental Data:
Net assets at end of period	$156,804,155	$181,721,135
Average net assets	$156,454,212	$202,519,594
Ratio of net operating expenses to average net assets(3)	10.79%	9.44%
Ratio of net investment loss to average net assets(3)	(9.49)%	(6.40)%
Portfolio Turnover Ratio	5.28%	0.18%

__________________

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

March 31, 2025

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

The Company has subsidiaries that are classified as corporations for U.S. federal income tax purposes which hold certain portfolio investments in an effort to limit potential legal liability and/or comply with source-income type requirements contained in the RIC tax provisions of the Code. These subsidiaries are consolidated for GAAP and the portfolio investments held by the subsidiaries are included in the Company’s condensed consolidated financial statements and are recorded at fair value. These subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments. Any income generated by these subsidiaries generally would be subject to U.S. federal income tax imposed at corporate rates.

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

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2021–2023 for federal and New York and 2020–2023 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2025, there were no material interest or penalties incurred related to uncertain tax positions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of March 31, 2025 and December 31, 2024, the Company had deferred debt issuance costs of $364,744 and $468,562, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	March 31, 2025	December 31, 2024
Aggregate principal amount of 6.00% Notes due 2026	$39,667,650	$44,667,400
Direct deduction of deferred debt issuance costs	(364,744)	(468,562)
Total	$39,302,906	$44,198,838

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on March 31, 2025 and December 31, 2024 was $24.55 and $24.50 per note, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the 6.00% Notes due 2026 was $39.0 million and $43.8 million, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

On August 6, 2024, the Company’s Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”), which allows the Company to repurchase up to $35.0 million, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. During the three months ended March 31, 2025, the Company repurchased and retired $5.0 million of aggregate principal amount of the 6.00% Notes due 2026, resulting in the total use of the authorized amount under the Note Repurchase Program.

6.50% Convertible Notes due 2029

On August 14, 2024, the Company privately issued $25.0 million aggregate principal amount of its 6.50% Convertible Notes due 2029 (the “Initial Notes”) pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) between the Company and the purchaser identified therein (the “Purchaser”). On October 9, 2024, the Company issued an additional $5.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Additional Notes”). which are treated as a single series with the Initial Notes. On January 16, 2025, the Company issued $5.0 million in Additional Notes, which are treated as a single series with the Initial Notes and prior issuances of Additional Notes. As of March 31, 2025, $35.0 million of 6.50% Convertible Notes due 2029 had been issued.

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

The 6.50% Convertible Notes due 2029 are convertible into shares of the Company’s common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, which represent a conversion price of approximately $7.75 per share, subject to adjustment as provided in the Notes Purchase Agreement. Upon evaluation, the Company has identified an embedded derivative within the Notes Purchase Agreement. As a result, the Company may incur a potential liability. As of March 31, 2025, the potential liability was $0. Management will continue to assess the fair value of the embedded derivative at each reporting period.

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

	March 31, 2025	December 31, 2024
Aggregate principal amount of 6.50% Convertible Notes due 2029	$35,000,000	$30,000,000
Direct deduction of deferred debt issuance costs	(1,049,141)	(948,592)
Total	$33,950,859	$29,051,408

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Under the Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the three months ended March 31, 2025, the Company did not grant any restricted shares to the Company’s non-employee directors pursuant to the Amended & Restated 2019 Equity Incentive Plan.

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

During the three months ended March 31, 2025, the Company did not grant any restricted shares to the Company’s officers pursuant to the Amended & Restated 2019 Equity Incentive Plan.

For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $276,007 and $750,037, respectively, not including executive and employee forfeits. As of March 31, 2025 and December 31, 2024, there were approximately $4,048,602 and $4,333,337, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the three months ended March 31, 2025 under the Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2024(1)	532,136
Granted	3,000
Vested(2)	(80,610)
Forfeited	(10,000)
Outstanding as of March 31, 2025	444,526
Vested as of March 31, 2025	1,031,727

_________________________________

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

The Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2025 through May 6, 2025, the Company made the following investment (not including capitalized transaction costs).

Portfolio Company	Investment	Transaction Date	Amount
Plaid Inc.(1)	Class A Common Shares	4/4/2025	$4,999,874
Total			$4,999,874

_________________________________

(1)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital Corp. is the Sole Limited Partner. SuRo Capital paid a 7% origination fee at the time of investment.

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

The Company’s controlled portfolio company as of March 31, 2025, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X. The Company’s three controlled portfolio companies as of March 31, 2024, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.), Architect Capital PayJoy SPV, LLC, and Colombier Sponsor II LLC, did not meet the definition of significant subsidiaries under the Final Rules.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies, negotiations with selling stockholders, and through investments in special purpose vehicles (“SPVs”) and investment funds that invest directly in the equity or debt of a single private issuer. In addition, we may invest in private credit and in the founders equity, founders warrants, venture capital investment funds, and private investment in public equity (“PIPE”) transactions of special purpose acquisition companies (“SPACs”). We may also invest on an opportunistic basis in select publicly traded equity securities or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act. To the extent we make investments in private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our net assets.

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

Portfolio and Investment Activity

Three Months Ended March 31, 2025

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of March 31, 2025 of all of our portfolio investments was $213,577,198.

During the three months ended March 31, 2025, we funded investments in an aggregate amount of $1,303,010 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.	Senior Preferred shares, Series 1	1/31/2025	$222,210
Orchard Technologies, Inc.	Simple Agreement for Future Equity	1/31/2025	80,800
Whoop, Inc.	Simple Agreement for Future Equity	2/6/2025	1,000,000
Total			$1,303,010

During the three months ended March 31, 2025, we capitalized fees of $4,568.

During the three months ended March 31, 2025, we did not exit or receive proceeds from any of our investments, and realized a net loss on investments of $17,951 (including adjustments to amounts held in escrow receivable).

During the three months ended March 31, 2025, we did not write-off any investments.

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

_________________________________

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Operating results for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Total Investment Income	$499,094	$1,528,091
Interest income	150,647	1,506,216
Dividend income	348,447	21,875
Total Operating Expenses	$4,160,863	$4,750,993
Compensation expense	1,667,835	2,185,318
Directors’ fees	170,565	171,113
Professional fees	750,224	728,559
Interest expense	1,259,849	1,214,267
Income tax expense	2,796	2,100
Other expenses	309,594	449,636
Net Investment Loss	$(3,661,769)	$(3,222,902)
Net realized loss on investments	(17,951)	(424,074)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(15,873)	—
Net change in unrealized appreciation/(depreciation) of investments	2,888,878	(18,418,370)
Net Change in Net Assets Resulting from Operations	$(806,715)	$(22,065,346)

Investment Income

Investment income decreased to $499,094 for the three months ended March 31, 2025 from $1,528,091 for the three months ended March 31, 2024. The net decrease between periods was primarily due to the cessation of interest income from short-term U.S. Treasury bills and a decrease in interest income received on cash, and in addition to no longer receiving interest income from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024. Additional decreases were related to a decrease in interest income from interest accruals of debt investments in Xgroup Holdings Limited (d/b/a Xpoint), and a decrease in dividend income from Aventine due to the pause placed on their declaration of dividends that began in August 2024. The decreases were offset by an increase in dividend income from CW Opportunity 2 LP during the three months ended March 31, 2025, relative to the three months ended March 31, 2024.

Operating Expenses

Total operating expenses decreased to $4,160,863 for the three months ended March 31, 2025 from $4,750,993 for the three months ended March 31, 2024. The decrease in operating expense was primarily due to decreases in compensation expense and other expenses, offset by an increase in professional fees and interest expense during the three months ended March 31, 2025, relative to the three months ended March 31, 2024.

Net Investment Loss

For the three months ended March 31, 2025, we recognized a net investment loss of $3,661,769, compared to a net investment loss of $3,222,902 for the three months ended March 31, 2024. The change between periods resulted from a decrease in total investment income and operating expenses during the three months ended March 31, 2025, relative to the three months ended March 31, 2024.

Net Realized Loss on Investments

For the three months ended March 31, 2025, we recognized a net realized loss on our investments of $17,951, compared to a net realized loss of $424,074 for the three months ended March 31, 2024. The components of our net realized losses on portfolio investments for the three months ended March 31, 2025 and 2024, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2025, we had a net change in unrealized appreciation/(depreciation) of $2,888,878. For the three months ended March 31, 2024, we had a net change in unrealized appreciation/(depreciation) of $(18,418,370). The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended March 31, 2025 and 2024.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2025	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended March 31, 2024
ARK Type One Deep Ventures Fund LLC	$10,164,967	ServiceTitan, Inc.	$1,445,375
Colombier Sponsor II LLC	8,610,476	FourKites, Inc.	1,054,724
Whoop, Inc.	5,421,854	Forge Global, Inc.	(1,718,813)
PSQ Holdings, Inc. (d/b/a PublicSquare)	(1,023,741)	Residential Homes for Rent, LLC (d/b/a Second Avenue)	(1,798,087)
Locus Robotics Corp.	(1,101,665)	StormWind, LLC	(1,895,784)
Canva, Inc.	(1,160,056)	Learneo, Inc. (f/k/a Course Hero, Inc.)	(12,999,032)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(1,364,790)
Blink Health, Inc.	(1,881,034)
CoreWeave, Inc.	(3,439,087)
FourKites, Inc.	(4,636,617)
CW Opportunity 2 LP	(5,493,634)
Other(1)	(1,207,795)	Other(1)	(2,506,753)
Total	$2,888,878	Total	$(18,418,370)

_______________________

(1)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities — At-the-Market Offering”. In addition, on December 17, 2021, we issued $75.0 million aggregate principal amount of our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), of which $39.7 million remain outstanding as of March 31, 2025. On August 14, 2024, we issued $25.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029, and on October 9, 2024 and January 16, 2025, we issued $5.0 million and $5.0 million, respectively, in aggregate principal amount of the Additional Notes (as defined below), all of which remain outstanding. For additional information, see “Equity Issuances and Debt Capital Activities - 6.50% Convertible Notes due 2029” below and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of March 31, 2025.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2025 and 2024, our operating expenses, including interest payments on our debt obligations, were $4,160,863 and $4,750,993, respectively.

Cash Reserves and Liquid Securities	March 31, 2025	December 31, 2024
Cash	$16,180,542	$20,035,640
Securities of publicly traded portfolio companies:
Unrestricted securities(1)	1,931,351	3,563,407
Subject to other sales restrictions(2)	20,406,410	14,027,713
Securities of publicly traded portfolio companies	22,337,761	17,591,120
Total Cash Reserves and Liquid Securities	$38,518,303	$37,626,760

48

_______________________

(1)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(2)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the three months ended March 31, 2025, cash decreased to $16,180,542 from $20,035,640 at the beginning of the year. The decrease in cash was primarily due to the purchase of new investments, payment of our operating expenses, and payment of interest on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029. The decrease was offset by investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2025 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$39.7	$—	$39.7	$—	$—
6.50% Convertible Notes due 2029(2)	35.0	—	—	35.0	—
Operating lease liability	0.5	0.1	0.3	<0.01	—
Total	$75.2	$0.1	$40.0	$35.0	$—

_______________________

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of March 31, 2025. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of March 31, 2025 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of March 31, 2025. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of March 31, 2025 for more information.

Share Repurchase Program

During the three months ended March 31, 2025, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. As of March 31, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three months ended March 31, 2025 and 2024, we did not issue or sell Shares under the ATM Program. As of March 31, 2025 and March 31, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2025 for more information regarding the ATM Program.

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

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to $35.0 million of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. During the three months ended March 31, 2025, the Company repurchased and retired $5.0 million of aggregate principal amount of the 6.00% Notes due 2026, resulting in the total use of the authorized amount under the Note Repurchase Program.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of March 31, 2025 for more information regarding the 6.00% Notes due 2026.

6.50% Convertible Notes due 2029

On August 14, 2024, we issued $25.0 million aggregate principal amount of the 6.50% Convertible Notes due 2029 to a private purchaser (the “Purchaser”), which bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024. We received $24.3 million in proceeds from the issuance, net of underwriting discounts and commissions. Under the purchase agreement governing the 6.50% Convertible Notes due 2029 (the “Notes Purchase Agreement”), upon mutual agreement between the Company and the Purchaser, we may issue additional 6.50% Convertible Notes due 2029 for sale in subsequent offerings to the Purchaser (the “Additional Notes”), or issue additional notes with modified pricing terms (the “New Notes”), in the aggregate for both the Additional Notes and the New Notes, up to a maximum of $50.0 million in one or more private offerings. Pursuant to the Notes Purchase Agreement, on October 9, 2024, we issued $5.0 million of Additional Notes to the Purchaser, and on January 16, 2025, we issued an additional $5.0 million of Additional Notes to the Purchaser, which Additional Notes are treated as a single series with the initial issuance of the 6.50% Convertible Notes due 2029. The 6.50% Convertible Notes due 2029 mature on August 14, 2029, unless previously repurchased, redeemed or converted in accordance with their terms. We do not have the right to redeem the 6.50% Convertible Notes due 2029 prior to August 6, 2027.

The 6.50% Convertible Notes due 2029 are convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, subject to adjustment as provided in the Notes Purchase Agreement.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of March 31, 2025 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2025. The table is divided by fiscal year according to record date:

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements as of March 31, 2025 for more information. The Taxable Subsidiaries included in our Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Consolidated Financial Statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of March 31, 2025 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of March 31, 2025 for more information.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of March 31, 2025 for details regarding activity in our investment portfolio from April 1, 2025 through May 6, 2025.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of March 31, 2025, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2024 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. Other than as stated below, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2025	—	$—	—	$25,000,000
February 1 through February 28, 2025	—	—	—	25,000,000
March 1 through March 31, 2025	—	—	—	25,000,000
Total	—		—

_______________________

(1)	On October 9, 2024, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended March 31, 2025, we did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2025.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

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

SURO CAPITAL CORP.

Date:	May 7, 2025	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 7, 2025	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date:	May 7, 2025	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

