Form 10-Q
period 2025-06-30
SURO CAPITAL CORP.
filed 2025-08-07
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The issuer had 23,888,107 shares of common stock, $0.01 par value per share, outstanding as of August 6, 2025.

SURO CAPITAL CORP.

i

PART I

Item 1. Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(UNAUDITED)	(AUDITED)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $221,292,617 and $234,601,314, respectively)	$215,044,675	$198,511,915
Non-controlled/affiliate investments (cost of $20,605,400 and $20,605,400, respectively)	8,456,422	9,268,827
Controlled investments (cost of $1,602,940 and $1,602,940, respectively)	20,297,450	1,600,000
Total Investments (cost of $243,500,957 and $256,809,654, respectively)	243,798,547	209,380,742
Cash	49,852,801	20,035,640
Restricted cash	38,741	—
Escrow proceeds receivable	—	45,298
Interest and dividends receivable	104,098	756,022
Deferred financing costs	555,688	526,261
Prepaid expenses and other assets(1)	703,349	855,630
Total Assets	295,053,224	231,599,593
LIABILITIES
6.00% Notes due December 30, 2026(2)	39,354,847	44,198,838
6.50% Convertible Notes due August 14, 2029(3)	34,010,638	29,051,408
Accounts payable and accrued expenses(1)	2,278,144	768,394
Dividends payable	—	8,867
Total Liabilities	75,643,629	74,027,507
Commitments and contingencies (Notes 7 and 10)
Net Assets	$219,409,595	$157,572,086
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 23,888,107 and 23,601,566 issued and outstanding, respectively)	$238,881	$236,016
Paid-in capital in excess of par	226,892,721	226,579,432
Accumulated net investment loss	(11,686,121)	(4,302,192)
Accumulated net realized gain/(loss) on investments, net of distributions	3,769,690	(17,409,097)
Accumulated net unrealized appreciation/(depreciation) of investments	194,424	(47,532,073)
Net Assets	$219,409,595	$157,572,086
Net Asset Value Per Share	$9.18	$6.68

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of June 30, 2025, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.52%) had a face value $39,667,650. As of December 31, 2024, the 6.00% Notes due 2026 (effective interest rate of 6.48%) had a face value $44,667,400. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of June 30, 2025, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.17%) had a face value $35,000,000. As of December 31, 2024, the 6.50% Convertible Notes due 2029 (effective interest rate of 7.06%) had a face value $30,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$167,304	$290,750	$317,951	$532,757
Dividend income	—	—	348,447	21,875
Controlled investments:
Interest income	—	376,667	—	811,667
Interest income from U.S. Treasury bills	—	359,936	—	1,189,145
Total Investment Income	167,304	1,027,353	666,398	2,555,444
OPERATING EXPENSES
Compensation expense	1,571,856	2,198,509	3,239,691	4,383,827
Directors’ fees	175,495	167,825	346,060	338,938
Interest expense	1,275,485	1,214,267	2,535,334	2,428,534
Professional fees	680,857	586,825	1,431,081	1,315,384
Income tax expense	(218,745)	52,794	(215,949)	54,894
Other expenses	404,516	462,758	714,110	912,394
Total Operating Expenses	3,889,464	4,682,978	8,050,327	9,433,971
Net Investment Loss	(3,722,160)	(3,655,625)	(7,383,929)	(6,878,527)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	21,212,611	(22,867)	21,194,660	(507,008)
Non-controlled/affiliate investments	—	—	—	60,067
Controlled investments	—	(6,745)	—	(6,745)
Net Realized Gain/(Loss) on Investments	21,212,611	(29,612)	21,194,660	(453,686)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	—	(15,873)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	35,090,339	(3,481,638)	29,841,454	(19,876,809)
Non-controlled/affiliate investments	(339,693)	(3,485,172)	(812,406)	(5,501,871)
Controlled investments	10,086,973	864	18,697,449	(5,636)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	44,837,619	(6,965,946)	47,726,497	(25,384,316)
Net Change in Net Assets Resulting from Operations	$62,328,070	$(10,651,183)	$61,521,355	$(32,716,529)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$2.63	$(0.45)	$2.60	$(1.34)
Diluted(2)	$2.23	$(0.45)	$2.23	$(1.34)
Weighted-Average Common Shares Outstanding
Basic	23,728,095	23,410,235	23,650,399	24,401,863
Diluted(2)	28,244,225	23,410,235	28,113,063	24,401,863

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the three and six months ended June 30, 2024, there were no potentially dilutive securities outstanding. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	2025	2024
Net Assets at Beginning of Year	$157,572,086	$203,357,646

Change in Net Assets Resulting from Operations
Net investment loss	(3,661,769)	(3,222,902)
Net realized loss on investments	(17,951)	(424,074)
Realized loss on partial repurchase of 6.00% Notes due 2026	(15,873)	—
Net change in unrealized appreciation/(depreciation) of investments	2,888,878	(18,418,370)
Net Change in Net Assets Resulting from Operations	(806,715)	(22,065,346)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	38,784	428,835
Net Change in Net Assets Resulting from Capital Transactions	38,784	428,835
Total Change in Net Assets	(767,931)	(21,636,511)
Net Assets at March 31	$156,804,155	$181,721,135

Change in Net Assets Resulting from Operations
Net investment loss	(3,722,160)	(3,655,625)
Net realized gain/(loss) on investments	21,212,611	(29,612)
Net change in unrealized appreciation/(depreciation) of investments	44,837,619	(6,965,946)
Net Change in Net Assets Resulting from Operations	62,328,070	(10,651,183)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	277,370	642,239
Repurchases of common stock	—	(9,400,000)
Net Change in Net Assets Resulting from Capital Transactions	277,370	(8,757,761)
Total Change in Net Assets	62,605,440	(19,408,944)
Net Assets at June 30	$219,409,595	$162,312,191

	Six Months Ended June 30,
	2025	2024
Capital Share Activity
Shares outstanding at beginning of year	23,601,566	25,445,805
Issuance of common stock under restricted stock plan, net(1)	286,541	(67,803)
Shares repurchased	—	(2,000,000)
Shares Outstanding at End of Period	23,888,107	23,378,002

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$61,521,355	$(32,716,529)
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain)/loss on investments	(21,194,660)	453,686
Net change in unrealized (appreciation)/depreciation of investments	(47,726,497)	25,384,316
Amortization of discount on 6.00% Notes due 2026	121,761	212,187
Amortization of discount on 6.50% Convertible Notes due 2029	117,387	—
Stock-based compensation	316,154	1,071,074
Adjustments to escrow proceeds receivable	(45,292)	(139,925)
Accrued interest on U.S. Treasury bills	—	18,150
Purchases of investments in:
Portfolio investments	(6,703,121)	(35,073,044)
Proceeds from sales or maturity of investments in:
Portfolio investments	41,251,774	10,551,335
U.S. Treasury bills	—	63,792,704
Change in operating assets and liabilities:
Escrow proceeds receivable	45,298	238,249
Prepaid expenses and other assets	152,281	212,047
Interest and dividends receivable	651,924	48,763
Accounts payable and accrued expenses	1,509,750	1,656,231
Net Cash Provided by Operating Activities	30,018,114	35,709,244
Cash Flows from Financing Activities
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	5,000,000	—
Deferred debt issuance costs	(158,157)	—
Repurchases of 6.00% Notes due 2026	(4,954,950)	—
Realized loss on partial repurchase of 6.00% Notes due 2026	15,875	—
Repurchases of common stock	—	(9,400,000)
Deferred financing costs	(56,113)	—
Cash dividends paid	(8,867)	(107,823)
Net Cash Used in Financing Activities	(162,212)	(9,507,823)
Total Increase in Cash Balance	29,855,902	26,201,421
Cash and Restricted Cash Balance at Beginning of Year(1)	20,035,640	28,178,352
Cash and Restricted Cash Balance at End of Period(1)	$49,891,542	$54,379,773

Supplemental Information:	2025	2024
Interest paid	$2,313,988	$2,250,000
Taxes paid	(215,949)	54,894
Right of use asset obtained in exchange for operating lease liabilities	(2,006)	—

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to the Condensed Consolidated Statements of Assets and Liabilities for additional detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(3)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
CW Opportunity 2 LP**(7)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$15,000,000	$15,176,443	$40,877,045	18.63%
ARK Type One Deep Ventures Fund LLC**(8)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	27,759,464	12.65%
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	22,739,736	10.36%
Simple Agreement for Future Equity		2/6/2025	$1,000,000	1,001,628	1,000,000	0.46%
Total				11,013,088	23,739,736	10.82%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,274	2.45%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.56%
Total				14,999,972	15,369,245	7.00%
Canva, Inc.**	Sydney, Australia
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	13,242,894	6.04%
IH10, LLC**(9)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,182,897	5.55%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,648,970	5.31%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	1,064,495	0.49%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	9,999,974	4.56%
Total				15,004,340	11,064,469	5.04%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	4.56%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	8,594,104	3.92%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,984,151	1.36%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	2,984,154	1.36%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	452,586	0.21%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	426,306	0.19%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	6,847,197	3.12%
Plaid Inc.(11)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,541	4,999,874	2.28%
Orchard Technologies, Inc.	New York, NY
Preferred Shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred Shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred Shares, Series 1 7%		1/13/2023	463,449	4,642,772	4,634,490	2.11%
Common Shares		8/9/2021	558,053	3,751,518	—	—%
Simple Agreement for Future Equity		1/31/2025	$80,800	81,584	80,800	0.04%
Total				12,815,343	4,715,290	2.15%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	1.59%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.23%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	121,978	0.06%
Total				10,513,661	4,113,331	1.87%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(3)	Cost	Fair Value	% of Net Assets
True Global Ventures 4 Plus Pte Ltd**(12)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	585,016	3,347,405	1.53%
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,732,712	1.25%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.23%
Total				3,003,040	3,232,712	1.47%
Trax Ltd.**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	95,733	0.04%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.21%
Total				10,005,748	2,742,750	1.25%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	2,064,158	0.94%
Xgroup Holdings Limited (d/b/a Xpoint)(13)	Philadelphia, PA
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	175,272	0.08%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,268,601	0.58%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	449,377	0.20%
Total				1,383,029	1,893,250	0.86%
Forge Global, Inc.	San Francisco, CA
Common Shares(5)	Online Marketplace Finance	7/20/2011	70,530	1,978,921	1,342,891	0.61%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(13)(14)	Las Vegas, NV
Preferred Shares, Series A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	1,000,000	0.46%
Aventine Property Group, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	2,580,750	869,927	0.40%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(15)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	865,153	0.39%
Stake Trade, Inc. (d/b/a Prophet Exchange)(13)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	$1,000,000	1,002,153	862,362	0.39%
Skillsoft Corp.	Nashua, NH
Common Shares(5)	Online Education	6/8/2021	49,092	9,818,428	783,999	0.36%
EDGE Markets, Inc.(13)	San Diego, CA
Preferred Shares, Series Seed	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.23%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(5)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	377,168	0.17%
Kinetiq Holdings, LLC	Philadelphia, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	8,388	0.00%
Rebric, Inc. (d/b/a Compliable)(13)	Denver, CO
Preferred Shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	—	—%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(3)	Cost	Fair Value	% of Net Assets
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(16)	Marina Del Rey, CA
Preferred Shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred Shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(17)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-Controlled/Non-Affiliate				$221,292,617	$215,044,675	98.01%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(10)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$463,741	0.21%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,021,914	2.29%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,856,660	1.30%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	114,107	0.05%
Total				6,387,741	8,456,422	3.85%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-Controlled/Affiliate				$20,605,400	$8,456,422	3.85%

CONTROLLED(2)
Colombier Sponsor II LLC**(6)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	$1,103,719	$14,297,450	6.52%
Class W Units			1,600,000	499,221	6,000,000	2.73%
Total				1,602,940	20,297,450	9.25%

Total Controlled				$1,602,940	$20,297,450	9.25%

Total Portfolio Investments				$243,500,957	$243,798,547	111.12%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2025

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. SuRo Capital Corp.’s (the “Company’s”, or “SuRo Capital’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2025, 50.25% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Represents the respective number of shares, principal amount, fund commitment, or membership interest.

(4)	As of June 30, 2025, the investments noted had been placed on non-accrual status.

(5)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(7)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. SuRo Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. As of June 30, 2025, SuRo Capital has confirmed the underlying Class A Common Shares held by CW Opportunity 2 LP were not registered and are therefore subject to certain restrictions on sale or transfer for which SuRo Capital has applied a discount to the closing share price as of the reporting date. On March 28, 2025, CoreWeave, Inc. completed an IPO and the Series C Preferred Shares converted to Class A common shares. Prior to the IPO, SuRo Capital was invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. Additionally, prior to the IPO, the Series C Preferred Shares of CoreWeave, Inc. accrued a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate.

(8)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Interest Rights of OpenAI Global, LLC. SuRo Capital is invested in the Convertible Interest Rights of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of SuRo Capital’s investment in the fund.

(9)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, SuRo Capital has prepaid operating expenses.

(10)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2025

(11)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of SuRo Capital. SuRo Capital paid a 7% origination fee at the time of investment.

(12)

SuRo Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of SuRo Capital’s investment in the fund.

(13)

SuRo Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(14)	On March 21, 2025, Commercial Streaming Solutions, Inc. (d/b/a BettorView) merged with FSG Digital, Inc. (d/b/a JefeBet). As a result of the merger, the SAFE Note which SuRo Capital previously held in Commercial Streaming Solutions, Inc. (d/b/a BettorView) converted into Class A-1 Preferred shares.

(15)	SuRo Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(16)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On June 5, 2025, the US Bankruptcy Court for the District of Delaware approved the sale of the remaining assets of CTN Holdings, Inc.

(17)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
CW Opportunity 2 LP**(8)	Evanston, IL
Membership Interest, Class A 10%***	AI Infrastructure Fund	5/7/2024	$15,000,000	$15,176,443	$17,775,155	11.28%
ARK Type One Deep Ventures Fund LLC**(9)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	17,638,247	11.19%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	6,882,058	4.37%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.35%
Total				14,999,972	16,882,029	10.71%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,998,467	3.17%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	10,094,048	6.41%
Total				15,004,340	15,092,515	9.58%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	14,923,457	9.47%
ServiceTitan, Inc.**(16)	Glendale, CA
Common shares(3)	Contractor Management Software	6/30/2023	151,515	10,008,233	14,027,713	8.90%
IH10, LLC**(15)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,215,010	7.75%
Canva, Inc.**	Sydney, Australia
Common shares	Productivity Software	4/17/2024	9,375	10,058,820	12,000,000	7.62%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	11,716,925	7.44%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,316,312	7.18%
CoreWeave, Inc.	Roseland, NJ
Common shares	AI Infrastructure	9/26/2024	5,556	5,002,973	5,221,824	3.31%
Preferred shares, Series A		10/8/2024	5,556	5,000,610	5,221,824	3.31%
Total				10,003,583	10,443,648	6.63%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	6.35%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,342,458	1.49%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,342,461	1.49%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	355,264	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	334,636	0.21%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	5,374,819	3.41%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,412,280	2.80%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,412,280	2.80%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.21%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.32%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	2.53%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2024

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. SuRo Capital Corp.’s (the “Company’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2024, 39.56% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	As of December 31, 2024, the investments noted had been placed on non-accrual status.

(5)	Represents the respective number of shares, principal amount, fund commitment, or membership interest.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(7)	SuRo Capital Corp.’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital Corp.’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(8)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Series C Preferred Shares of CoreWeave, Inc. SuRo Capital Corp. is invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. The Series C Preferred Shares of CoreWeave, Inc. accrue a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate.

(9)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Interest Rights of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Convertible Interest Rights of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of SuRo Capital Corp.’s investment in the fund.

(10)	SuRo Capital Corp.’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate.

(11)	SuRo Capital Corp.’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(12)	On May 14, 2024, as part of Xgroup Holding Limited (d/b/a Xpoint)’s most recent financing round, SuRo Capital Corp.’s 6% Convertible Note due October 17, 2024 was converted into Series A-1 Shares, Series A Warrants, and Series A-1 Warrants.

(13)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(14)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(15)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital Corp. is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management or an incentive fee; however, SuRo Capital Corp. has prepaid operating expenses. Accordingly, these will adjust the total cost basis of SuRo Capital Corp.’s investment.

(16)	As of December 31, 2024, SuRo Capital Corp.’s shares of ServiceTitan, Inc. were not registered and were therefore subject to certain restrictions on sale or transfer for which the Company has applied a discount to the closing public share price as of year-end. The Company anticipates the shares will be registered and freely tradable in June 2025.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The table below displays the Company’s subsidiaries as of June 30, 2025, which, other than GSV Capital Lending, LLC (“GCL”), SuRo Capital Sports, LLC, and 1789 Capital Nirvana II LP, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. GCL was formed to originate portfolio loan investments within the state of California and is consolidated with the Company for accounting purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
SuRo Capital Sports, LLC (“SuRo Capital Sports”)	Delaware	March 19, 2021	100%
1789 Capital Nirvana II LP	Delaware	March 27, 2025	100%
Subsidiaries below are referred to collectively as the “Taxable Subsidiaries”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, were considered necessary for the fair presentation of condensed consolidated financial statements for the period and have been included.

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s Condensed Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, SuRo Capital Sports, and 1789 Capital Nirvana II LP, its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as a single operating segment.

The Company also consolidates entities that meet the definition of a Variable Interest Entity (“VIE”) for which the Company is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses or a right to receive benefits from the entity. The Company determined that 1789 Capital Nirvana II LP is a VIE and the Company is the primary beneficiary. As such, 1789 Capital Nirvana II LP is consolidated by the Company. The Company’s Condensed Consolidated Financial Statements include the accounts of 1789 Capital Nirvana II LP, which was formed in 2025 as part of the Company’s investment in Plaid, Inc via its Sole Limited Partnership Interest in 1789 Capital Nirvana II LP.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the measurement period in which the reclassifications occur. Refer to “Leveling Policy” below for a detailed discussion of the leveling of the Company’s financial assets or liabilities and events that may cause a reclassification within the fair value hierarchy.

Securities for which market quotations are readily available on an exchange are valued at the most recently available closing price of such security as of the valuation date. If there are legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35, as modified by ASU 2022-03, should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security, the Company will consider those restrictions in the fair value determination of that security. Contractual sale restrictions on the sale or use of a security which are an entity-specific characteristic, rather than a security-specific characteristic (as discussed in ASU 2022-03), are not considered in the fair value determinations for such securities. The Company may also obtain quotes with respect to certain of its investments from pricing services, brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined to be adequate, the Company uses the quote obtained.

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

June 30, 2025

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

June 30, 2025

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

SPVs and Investment Funds

At various times, the Company may utilize SPVs and similar investment fund structures in the investment process. The Company advances money to these SPVs or investment funds that are formed for the specific purpose of investing in securities of a single private issuer. Generally speaking, these entities have the following characteristics: (1) the underlying investment in the securities of the single private issuer is the sole activity of the SPV or investment fund; (2) the Company’s underlying ownership of the single private issuer is proportionate to the Company’s contributions made to the SPV or investment fund; and (3) the Company will receive its proportionate share of the cash proceeds as the single private issuer is monetized and distributed. The Condensed Consolidated Schedule of Investments presents the value of the Company’s investment in the SPV or investment fund. These SPV and fund investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors. The SPVs may incur a tax liability associated with distributions made by underlying portfolio investments. If an SPV or investment fund charges fees or expenses, those fees may impact the fair value of the Company’s investment. The Company’s investments in SPVs and Investment Funds may be subject to certain redemption, sale, or transfer restrictions.

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor retains the power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual directly or indirectly owns beneficially more than 25% of the voting securities of a company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist when a company or individual directly or indirectly owns, controls or holds the power to vote 5% or more of the outstanding voting securities of a portfolio company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2025 and December 31, 2024 for details regarding the nature and composition of the Company’s investment portfolio.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Leveling Policy

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

Restricted Cash

Restricted Cash consists of amounts that are held in a separate account and are subject to specific contractual restrictions that limit their availability for general corporate use. These funds are not readily available for use in the Company’s general operations and are segregated from unrestricted cash and cash equivalents.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of June 30, 2025 and December 31, 2024, the Company had $0 and $45,298, respectively, in escrow proceeds receivable.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of June 30, 2025 and December 31, 2024, the Company had deferred financing costs of $555,688 and $526,261, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	June 30, 2025	December 31, 2024
Deferred debt issuance costs	$1,302,165	$1,417,155
Deferred financing costs	555,688	526,261
Total	$1,857,853	$1,943,416

Refer to “Note 10 — Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

Operating Leases & Related Deposits

The Company accounts for its operating leases as prescribed by ASC 842, Leases, which requires lessees to recognize a right-of-use asset on the balance sheet, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. On September 1, 2024, the Company extended the previous operating lease for office space for an additional term of three years and three months, with an estimated commencement date of January 1, 2025 and expiring March 31, 2028. On February 7, 2025, the Company executed a commencement letter, upon which the lease term was amended to begin on February 13, 2025 and expiring on May 12, 2028. The Company has recorded a right-of-use asset and a corresponding lease liability for the operating lease obligation. These amounts have been discounted using the rate implicit in the lease. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for further detail.

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of June 30, 2025 and December 31, 2024, the Company had no escrow deposits.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

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

Recently Adopted Accounting Standards

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is currently effective for public entities. The Company adopted this provision as of the effective date. However, ASU 2024-01 does not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification including requiring investment companies to disclose the components of capital on the balance sheet. The amendments in ASU 2023-06 will become effective on the date which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K become effective, but no later than June 30, 2027. The Company is currently evaluating the impact of the new guidance. However, it does not expect ASU 2023-06 to have a material impact on the Company’s future Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires more disaggregated information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the condensed consolidated financial statements. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Company’s future Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2024-03 to have a material impact on the Company’s future Condensed Consolidated Financial Statements.

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

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the acquisition of a Variable Interest Entity”, which requires an entity to determine the accounting acquirer by considering the factors in ASC 805-10-55-12 through 55-15. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2026. The Company is still assessing the impact of the new guidance.

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

June 30, 2025

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

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of June 30, 2025, the fair value of the Company’s remote-affiliate investment in Skillsoft was $783,999.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of June 30, 2025, the Company had 60 positions in 36 portfolio companies. As of December 31, 2024, the Company had 60 positions in 37 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$140,643,661	$142,108,054	64.7%	$159,592,108	$151,003,991	95.8%
Common Stock(2)	83,038,654	88,396,978	40.3%	67,469,643	35,922,154	22.8%
Debt Investments	2,777,197	506,339	0.2%	2,777,197	506,339	0.3%
Options(3)	4,473,031	10,283,118	4.7%	4,394,059	4,357,138	2.8%
Total Private Portfolio Companies	230,932,543	241,294,489	109.9%	234,233,007	191,789,622	121.7%
Publicly Traded Portfolio Companies
Common Stock	11,797,349	2,126,890	1.0%	21,805,582	16,154,290	10.3%
Options	771,065	377,168	0.2%	771,065	1,436,830	0.9%
Total Publicly Traded Portfolio Companies	12,568,414	2,504,058	1.2%	22,576,647	17,591,120	11.2%
Total Investments	$243,500,957	$243,798,547	111.1%	$256,809,654	$209,380,742	132.9%

(1)	As of June 30, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. As of December 31, 2024, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	As of June 30, 2025, Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock. As of December 31, 2024, Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	As of June 30, 2025, Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc. As of December 31, 2024, Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The geographic and industrial compositions of the Company’s portfolio at fair value as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$66,899,361	27.4%	30.4%	$72,100,161	34.4%	45.8%
Midwest	58,053,426	23.8%	26.5%	37,261,207	17.8%	23.6%
West	51,078,629	21.0%	23.3%	61,124,969	29.2%	38.8%
Southeast	48,434,082	19.9%	22.1%	20,675,077	9.9%	13.1%
International	19,333,049	7.9%	8.8%	18,219,328	8.7%	11.6%
Total	$243,798,547	100.0%	111.1%	$209,380,742	100.0%	132.9%

	As of June 30, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Artificial Intelligence Infrastructure & Applications	$80,819,406	33.2%	36.9%	$58,072,060	27.7%	36.9%
Financial Technology & Services	41,734,860	17.1%	19.0%	17,192,986	8.2%	10.9%
Consumer Goods & Services	38,230,231	15.7%	17.4%	30,351,636	14.5%	19.3%
Software-as-a-Service	33,905,698	13.9%	15.5%	49,225,370	23.5%	31.2%
Education Technology	24,609,666	10.1%	11.2%	27,327,100	13.1%	17.3%
Logistics & Supply Chain	20,243,074	8.3%	9.2%	23,033,237	11.0%	14.6%
SuRo Capital Sports	4,255,612	1.7%	1.9%	4,178,353	2.0%	2.7%
Total	$243,798,547	100.0%	111.1%	$209,380,742	100.0%	132.9%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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
Financial Technology Infrastructure
Mobile Access Technology
Online Marketplace Finance
Real Estate Platform
Special Purpose Acquisition Company
Venture Investment Fund
Logistics & Supply Chain	Supply Chain Technology
Warehouse Automation
Software-as-a-Service	Contractor Management Software
Home Improvement Finance
Knowledge Networks
Pharmaceutical Technology
Productivity Software
Retail Technology
Social Data Platform
SuRo Capital Sports	Gaming Licensing
Gaming Technology
Geolocation Technology
Interactive Media & Services
Sports Betting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2025 and December 31, 2024 are as follows:

	As of June 30, 2025
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$142,108,054	$142,108,054
Common Stock(2)	—	—	88,396,978	88,396,978
Debt Investments	—	—	506,339	506,339
Options(3)	—	—	10,283,118	10,283,118
Private Portfolio Companies	—	—	241,294,489	241,294,489
Publicly Traded Portfolio Companies
Common Stock	2,126,890	—	—	2,126,890
Options	377,168	—	—	377,168
Publicly Traded Portfolio Companies	2,504,058	—	—	2,504,058
Total Investments at Fair Value	$2,504,058	$—	$241,294,489	$243,798,547

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$151,003,991	$151,003,991
Common Stock(2)	—	—	35,922,154	35,922,154
Debt Investments	—	—	506,339	506,339
Options(3)	—	—	4,357,138	4,357,138
Private Portfolio Companies	—	—	191,789,622	191,789,622
Publicly Traded Portfolio Companies
Common Stock	2,126,577	14,027,713	—	16,154,290
Options	1,436,830	—	—	1,436,830
Publicly Traded Portfolio Companies	3,563,407	14,027,713	—	17,591,120
Total Investments at Fair Value	$3,563,407	$14,027,713	$191,789,622	$209,380,742

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2025 and December 31, 2024. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of June 30, 2025

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(6)	$142,108,054	Market Approach	Revenue Multiples	0.61x - 6.12x (2.28x)
			Precedent Transactions	25% - 100% (77%)
		PWERM(5)	Revenue Multiples	1.33x - 5.24x (4.89x)
			Dissolution Risk	100%
			Precedent Transaction	90%
Common stock in private companies(7)	$88,396,978	Market Approach	Revenue Multiples	0.60x - 6.43x (5.60x)
			Discount Rate	25%
			Precedent Transactions	75% - 100% (92.7%)
		PWERM(5)	AFFO(4) Multiples	7.40x
			Dissolution Risk	100%
			Discount Rate	15%
			Precedent Transaction	95%
			Revenue Multiples	5.81x - 6.53x (6.17x)
Debt investments	$506,339	Market Approach	Revenue Multiples	0.60x - 2.35x (2.22x)
Options(8)	$10,283,118	Option Pricing Model	Term to Expiration (Years)	1.00 - 1.86
			Precedent Transactions	25% - 100% (73%)
			Volatility	51% - 62% (51%)

(1)	As of June 30, 2025, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(7)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock.
(8)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.

As of December 31, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(6)	$151,003,991	Market Approach	Revenue Multiples	0.67x - 5.96x (1.82x)
			Precedent Transactions	25% - 100% (55%)
		PWERM(5)	Revenue Multiples	1.76x - 2.95x
			Dissolution Risk	75% - 100% (87.5%)
Common stock in private companies(7)	$35,922,154	Market Approach	Revenue Multiples	0.77x - 8.81x (7.59x)
			Precedent Transactions	100%
		PWERM(5)	AFFO(4) Multiples	7.88x
			Dissolution Risk	100%
Debt investments	$506,339	Market Approach	Revenue Multiples	0.90x - 1.31x (1.22x)
Options(8)	$4,357,138	Option Pricing Model	Term to Expiration (Years)	1.5 - 19.38
			Precedent Transaction	100%
			Volatility	51% - 67%

(1)	As of December 31, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(7)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(8)	Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2025 as follows:

	Six Months Ended June 30, 2025
	Preferred Stock(1)	Common Stock(2)	Debt Investments	Options(3)	Total
Assets:
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$506,339	$4,357,138	$191,789,622
Transfers out of Level 3	(5,221,824)	(5,221,824)	—	—	(10,443,648)
Purchases, capitalized fees and interest	224,366	5,395,541	—	1,083,211	6,703,118
Exercises and conversions(4)	(16,770,915)	17,775,155	—	(1,004,240)	—
Net change in unrealized appreciation/(depreciation) included in earnings	12,872,436	34,525,952	—	5,847,009	53,245,397
Fair Value as of June 30, 2025	$142,108,054	$88,396,978	$506,339	$10,283,118	$241,294,489
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2025	$12,872,431	$34,525,952	$—	$5,842,768	$53,241,151

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.
(4)	During the six months ended June 30, 2025, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
CoreWeave, Inc.	Preferred Shares, Series A Common shares	Common Shares (Level 2)
CW Opportunity 2 LP	Preferred Shares, Series C	Common Shares (Level 3)
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity	Preferred Shares, Class A-1 (Level 3)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2025 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Fair Value at December 31, 2024	Unrealized Gains/ (Losses)	Fair Value at June 30, 2025	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Common Stock
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class B Units	1,040,000	$1,101,695	$13,195,755	$14,297,450	6.52%
Total Common Stock		1,101,695	13,195,755	14,297,450	6.52%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class W Units	1,600,000	498,305	5,501,695	6,000,000	2.73%
Total Options		498,305	5,501,695	6,000,000	2.73%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,600,000	$18,697,450	$20,297,450	9.25%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—%
Total Knowledge Networks		—	—	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred Shares, Series D 8%	329,337	501,626	(37,885)	463,741	0.21%
StormWind, LLC(4) – Preferred Shares, Series C 8%	2,779,134	5,376,994	(355,080)	5,021,914	2.29%
StormWind, LLC(4) – Preferred Shares, Series B 8%	3,279,629	3,233,922	(377,262)	2,856,660	1.30%
StormWind, LLC(4) – Preferred Shares, Series A 8%	366,666	156,285	(42,178)	114,107	0.05%
Total Interactive Learning		9,268,827	(812,405)	8,456,422	3.85%
Total Preferred Stock		9,268,827	(812,405)	8,456,422	3.85%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—%
Total Common Stock		—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$9,268,827	$(812,405)	$8,456,422	3.85%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of June 30, 2025, 50.25% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.
(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.
(3)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
(4)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2024 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Transfer In/ (Out)	Purchases and Capitalized Fees	Sales/ Redemptions	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2024	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	—	$—	$382,381	$—	$4,218	$(374,950)	$(6,780,680)	$6,769,031	$—	—%
Total Preferred Stock		—	382,381	—	4,218	(374,950)	(6,780,680)	6,769,031	—	—%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	—	—	—	—	—	—	(10,000)	10,000	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$—	955,628	10,000,000	—	—	(10,000,000)	(6,745)	6,745	—	—%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(6)–Class B Units	1,040,000	—	1,101,695		—	—	—	—	1,101,695	0.70%
Total Common Stock		955,628	11,101,695	—	—	(10,000,000)	(16,745)	16,745	1,101,695	0.70%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(6)–Class W Units	1,600,000	—	498,305	—	—	—	—	—	498,305	0.32%
Total Options		—	498,305	—	—	—	—	—	498,305	0.32%
TOTAL CONTROLLED INVESTMENTS*(2)		$955,628	$11,982,381	$—	$4,218	$(10,374,950)	$(6,797,425)	$6,785,776	$1,600,000	1.02%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024	$—	$—	$1,267,395	$—	$—	$(1,414,278)	$384,102	$(237,219)	$—	—%
Total Debt Investments		—	1,267,395	—	—	(1,414,278)	384,102	(237,219)	—	—%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Transfer In/ (Out)	Purchases and Capitalized Fees	Sales/ Redemptions	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2024	Percentage of Net Assets
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(5) – Preferred shares, Series D 8%	329,337	—	653,975	—	—	—	—	(152,349)	501,626	0.32%
StormWind, LLC(5) – Preferred shares, Series C 8%	2,779,134	—	6,804,933	—	—	—	—	(1,427,939)	5,376,994	3.41%
StormWind, LLC(5) – Preferred shares, Series B 8%	3,279,629	—	4,751,064	—	—	—	—	(1,517,142)	3,233,922	2.05%
StormWind, LLC(5) – Preferred shares, Series A 8%	366,666	—	325,903	—	—	—	—	(169,618)	156,285	0.10%
Total Interactive Learning		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Total Preferred Stock		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Options
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024	—	—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Total Global Innovation Platform		—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Warrants	1,796,037	—	1,964,750	(1,964,750)	—	—	—	—	—	—%
Total Options		—	2,585,677	(1,964,750)	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Common shares, Class A	—	—	8,542,386	(8,542,386)	—	—	—	—	—	—%
Total Common Stock		—	8,542,386	(8,542,386)	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$24,931,333	$(10,507,136)	$13,230	$(3,000,000)	$(6,598,526)	$4,429,926	$9,268,827	5.88%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2024, 39.56% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	SuRo Capital Corp.’s ownership percentage in PSQ Holdings, Inc. (d/b/a PublicSquare) decreased to below 5% and as such, PSQ Holdings, Inc. (d/b/a PublicSquare) was no longer classified as an “affiliate investment” as of September 30, 2024. As such, the Company has reflected a “transfer out” of the “Non-Controlled/Affiliate Investment” category above as of September 30, 2024 to indicate that the investment in PSQ Holdings, Inc. (d/b/a PublicSquare), while still held as of December 31, 2024, does not meet the criteria of an affiliate investment as defined in the 1940 Act.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

During the three and six months ended June 30, 2025 and 2024, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of June 30, 2025, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

Second Amended and Restated 2019 Equity Incentive Plan

Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted under the Second Amended & Restated 2019 Equity Incentive Plan (as defined therein).

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

June 30, 2025

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

During the three and six months ended June 30, 2025 and 2024, the Company did not issue or sell Shares under the ATM Program. As of June 30, 2025, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per common share–basic:
Net change in net assets resulting from operations	$62,328,070	$(10,651,183)	$61,521,355	$(32,716,529)
Weighted-average common shares–basic	23,728,095	23,410,235	23,650,399	24,401,863
Earnings per common share–basic	$2.63	$(0.45)	$2.60	$(1.34)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$62,328,070	$(10,651,183)	$61,521,355	$(32,716,529)
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	628,529	—	1,241,345	—
Net change in net assets resulting from operations, as adjusted	$62,956,599	$(10,651,183)	$62,762,700	$(32,716,529)
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	4,516,130	—	4,462,664	—
Weighted-average common shares outstanding–diluted(1)	28,244,225	23,410,235	28,113,063	24,401,863
Earnings per common share–diluted	$2.23	$(0.45)	$2.23	$(1.34)

(1)	For the three and six months ended June 30, 2024, there were no potentially dilutive securities outstanding.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

As of June 30, 2025 and December 31, 2024, the Company booked a right-of-use asset and operating lease liability of $392,609 and $446,349, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended June 30, 2025 and 2024, the Company incurred $34,021 and $53,684, respectively, of operating lease expense. For the six months ended June 30, 2025 and 2024, the Company incurred $57,209 and $106,346, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of June 30, 2025, the remaining lease term was 2.9 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of June 30, 2025:

For the Year Ended December 31,	Amount
2025	$75,420
2026	154,826
2027	159,471
2028	59,689
$449,406

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Basic Share Data
Net asset value at beginning of period	$6.66	$7.17	$6.68	$7.99
Net investment loss(1)	(0.16)	(0.16)	(0.31)	(0.28)
Net realized gain/(loss) on investments(1)	0.89	<(0.01)	0.90	(0.02)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	—	—	<(0.01)	—
Net change in unrealized appreciation/(depreciation) of investments(1)	1.89	(0.30)	2.02	(1.04)
Repurchase of common stock(1)	—	0.20	—	0.23
Stock-based compensation(1)	(0.10)	0.03	(0.11)	0.06
Net asset value at end of period	$9.18	$6.94	$9.18	$6.94
Per share market value at end of period	$8.21	$4.01	$8.21	$4.01
Total return based on market value(2)	65.19%	(11.87)%	39.63%	1.78%
Total return based on net asset value(2)	37.84%	(3.21)%	37.43%	(13.14)%
Shares outstanding at end of period	23,888,107	23,378,002	23,888,107	23,378,002
Ratios/Supplemental Data:
Net assets at end of period	$219,409,595	$162,312,191	$219,409,595	$162,312,191
Average net assets	$160,412,515	$175,240,305	$158,444,298	$188,879,950
Ratio of net operating expenses to average net assets(3)	9.73%	10.75%	10.25%	10.04%
Ratio of net investment loss to average net assets(3)	(9.31)%	(8.39)%	(9.40)%	(7.32)%
Portfolio Turnover Ratio	2.36%	5.72%	3.02%	5.84%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

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

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2021–2024 for federal and New York and 2020–2024 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2025, there were no material interest or penalties incurred related to uncertain tax positions.

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

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of June 30, 2025 and December 31, 2024, the Company had deferred debt issuance costs of $312,803 and $468,562, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	June 30, 2025	December 31, 2024
Aggregate principal amount of 6.00% Notes due 2026	$39,667,650	$44,667,400
Direct deduction of deferred debt issuance costs	(312,803)	(468,562)
Total	$39,354,847	$44,198,838

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on June 30, 2025 and December 31, 2024 was $24.64 and $24.50 per note, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the 6.00% Notes due 2026 was $39.1 million and $43.8 million, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

On August 6, 2024, the Company’s Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”), which allows the Company to repurchase up to $35.0 million, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. During the six months ended June 30, 2025, the Company repurchased and retired $5.0 million of aggregate principal amount of the 6.00% Notes due 2026, resulting in the total use of the authorized amount under the Note Repurchase Program.

6.50% Convertible Notes due 2029

On August 14, 2024, the Company privately issued $25.0 million aggregate principal amount of its 6.50% Convertible Notes due 2029 (the “Initial Notes”) pursuant to a Notes Purchase Agreement (the “Notes Purchase Agreement”) between the Company and the purchaser identified therein (the “Purchaser”). On October 9, 2024, the Company issued an additional $5.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Additional Notes”), which are treated as a single series with the Initial Notes. On January 16, 2025, the Company issued $5.0 million in Additional Notes, which are treated as a single series with the Initial Notes and prior issuances of Additional Notes. As of June 30, 2025, $35.0 million of 6.50% Convertible Notes due 2029 had been issued.

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

The 6.50% Convertible Notes due 2029 are convertible into shares of the Company’s common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, which represent a conversion price of approximately $7.75 per share, subject to adjustment as provided in the Notes Purchase Agreement. Upon evaluation, the Company has identified an embedded derivative within the Notes Purchase Agreement. As a result, the Company may incur a potential liability. As of June 30, 2025, the potential liability was $0. Management will continue to assess the fair value of the embedded derivative at each reporting period.

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

	June 30, 2025	December 31, 2024
Aggregate principal amount of 6.50% Convertible Notes due 2029	$35,000,000	$30,000,000
Direct deduction of deferred debt issuance costs	(989,362)	(948,592)
Total	$34,010,638	$29,051,408

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 11—STOCK-BASED COMPENSATION

Second Amended and Restated 2019 Equity Incentive Plan

On May 28, 2025, the Company’s Board of Directors adopted, and the Company’s stockholders approved, an amendment and restatement of the Company’s Amended and Restated 2019 Equity Incentive Plan (the “Second Amended & Restated 2019 Equity Incentive Plan”) under which the Company is authorized to grant equity awards for up to 2,390,186 shares of its common stock. In accordance with the exemptive relief granted to the Company by the SEC on June 16, 2020 with respect to the Second Amended & Restated 2019 Equity Incentive Plan, the Company is generally authorized to (i) issue restricted shares as part of the compensation package for certain of its employees, officers and all directors, including non-employee directors (collectively, the “Participants”), (ii) issue options to acquire shares of its common stock (“Options”) to certain employees, officers and employee directors as a part of such compensation packages, (iii) withhold shares of the Company’s common stock or purchase shares of common stock from the Participants to satisfy tax withholding obligations relating to the vesting of restricted shares or the exercise of Options granted to the certain Participants pursuant to the Second Amended & Restated 2019 Equity Incentive Plan, and (iv) permit the Participants to pay the exercise price of Options granted to them with shares of the Company’s common stock.

Under the Second Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the six months ended June 30, 2025, the Company granted 31,248 restricted shares to the Company’s non-employee directors pursuant to the Second Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 28, 2025, 48,192 restricted shares related to the 2024 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

Other than such restricted shares granted to non-employee directors, the Compensation Committee of the Company’s Board of Directors may determine the time or times at which restricted shares and Options granted to other Participants will vest or become payable or exercisable, as applicable. The exercise price of each Option will not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. However, any optionee who owns more than 10% of the combined voting power of all classes of the Company’s outstanding common stock (a “10% Stockholder”), will not be eligible for the grant of an incentive stock option unless the exercise price of the incentive stock option is at least 110% of the fair market value of the Company’s common stock on the date of grant. Generally, no Option will be exercisable after the expiration of ten years from the date of grant. In the case of an Option granted to a 10% Stockholder, the term of an incentive stock option will be for no more than five years from the date of grant.

During the six months ended June 30, 2025, the Company granted 350,000 restricted shares to the Company’s officers pursuant to the Second Amended & Restated 2019 Equity Incentive Plan.

For the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $499,125 and $1,392,266, respectively, not including executive and employee forfeits. As of June 30, 2025 and December 31, 2024, there were approximately $6,011,726 and $3,657,621, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The following table summarizes the activities for the Company’s restricted share grants for the six months ended June 30, 2025 under the Second Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2024(1)	532,136
Granted	384,248
Vested(2)	(128,802)
Forfeited	(55,000)
Outstanding as of June 30, 2025	732,582
Total vested since inception as of June 30, 2025	1,079,919

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.

The Second Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2025 through August 6, 2025, the Company made the following investment (not including capitalized transaction costs).

Portfolio Company	Investment	Transaction Date	Amount
Supplying Demand, Inc. (d/b/a Liquid Death)	Convertible Note 4.12% Due 6/30/2028	7/29/2025	$250,000
Total			$250,000

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

Dividends

On July 3, 2025, the Company’s Board of Directors declared a dividend of $0.25 per share payable on July 31, 2025 to the Company’s common stockholders of record as of the close of business on July 21, 2025. The dividend will be paid in cash.

Adjustment to Conversion Rate of 6.50% Convertible Notes due 2029

Effective as of July 21, 2025, the conversion rate applicable to the 6.50% Convertible Notes due 2029 was adjusted to $7.53 per share (132.7530 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029) from the initial conversion price of $7.75 per share (129.0323 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029), which had been effective since issuance. The adjustment to the conversion rate of the 6.50% Convertible Notes due 2029 was made pursuant to the Note Purchase Agreement governing the 6.50% Convertible Notes due 2029 as a result of the Company’s cash dividend of $0.25 per share, paid on July 31, 2025 to stockholders of record as of the close of business on July 21, 2025.

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

In May 2020, the SEC adopted rule amendments that impacted the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. In accordance with Rules 3-09, 4-08(g), and 10-01(b)(1) of Regulation S-X, the Company must determine if any of its unconsolidated subsidiaries are considered a “significant subsidiary.” The Final Rules amended the definition of “significant subsidiary” in a manner that was intended to more accurately capture those portfolio companies that were more likely to materially impact the financial condition of an investment company.

The Company’s one controlled portfolio company as of June 30, 2025, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X. The Company’s two controlled portfolio companies as of June 30, 2024, SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.) and Colombier Sponsor II LLC, did not meet the definition of significant subsidiaries under the Final Rules.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We invest principally in the equity securities of what we believe to be rapidly growing venture capital-backed emerging companies. We acquire our investments through direct investments in prospective portfolio companies, secondary marketplaces for private companies, negotiations with selling stockholders, and through investments in special purpose vehicles (“SPVs”) and investment funds that invest directly in the equity or debt of a single private issuer. In addition, we may invest in private credit and in the founders equity, founders warrants, venture capital investment funds, and private investment in public equity (“PIPE”) transactions of special purpose acquisition companies (“SPACs”). We may also invest on an opportunistic basis in select publicly traded equity securities, private equity funds and hedge funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, or certain non-U.S. companies that otherwise meet our investment criteria, subject to applicable requirements of the 1940 Act.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, Software-as-a-Service, Artificial Intelligence Infrastructure & Applications, Consumer Goods & Services, Education Technology, Logistics & Supply Chain, Financial Technology & Services, and SuRo Capital Sports. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies we evaluate.

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

Portfolio and Investment Activity

Six Months Ended June 30, 2025

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of June 30, 2025 of all of our portfolio investments was $243,798,547.

During the six months ended June 30, 2025, we funded investments in an aggregate amount of $6,302,884 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.	Senior Preferred Shares, Series 1	1/31/2025	$222,210
Orchard Technologies, Inc.	Simple Agreement for Future Equity	1/31/2025	80,800
Whoop, Inc.	Simple Agreement for Future Equity	2/6/2025	1,000,000
Plaid Inc.(1)	Common Shares, Class A	4/4/2025	4,999,874
Total			$6,302,884

(1)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital is the Sole Limited Partner. SuRo Capital paid a 7% origination fee at the time of investment.

During the six months ended June 30, 2025, we capitalized fees of $400,237.

During the six months ended June 30, 2025, we exited or received proceeds from investments in the amount of $41,251,774, net of transaction costs, and realized a net gain on investments of $21,194,660 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain(2)
CoreWeave, Inc.(3)	Various	222,240	$113.99	$25,332,125	$15,328,543
ServiceTitan, Inc.(4)	Various	151,515	$105.07	15,919,649	5,911,416
Total				$41,251,774	$21,239,959

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of June 20, 2025, we had sold the entirety of our directly held CoreWeave, Inc. public common shares. As of June 30, 2025, we continue to hold the entirety of our interest in CW Opportunity 2 LP.
(4)	As of June 27, 2025, we had sold our entire position in ServiceTitan, Inc. public common shares.

During the six months ended June 30, 2025, we did not write-off any investments.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

Operating results for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Investment Income	$167,304	$1,027,353	$666,398	$2,555,444
Interest income	167,304	1,027,353	317,951	2,533,569
Dividend income	—	—	348,447	21,875
Total Operating Expenses	$3,889,464	$4,682,978	$8,050,327	$9,433,971
Compensation expense	1,571,856	2,198,509	3,239,691	4,383,827
Directors’ fees	175,495	167,825	346,060	338,938
Interest expense	1,275,485	1,214,267	2,535,334	2,428,534
Professional fees	680,857	586,825	1,431,081	1,315,384
Income tax expense	(218,745)	52,794	(215,949)	54,894
Other expenses	404,516	462,758	714,110	912,394
Net Investment Loss	$(3,722,160)	$(3,655,625)	$(7,383,929)	$(6,878,527)
Net realized gain/(loss) on investments	21,212,611	(29,612)	21,194,660	(453,686)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	—	(15,873)	—
Net change in unrealized appreciation/(depreciation) of investments	44,837,619	(6,965,946)	47,726,497	(25,384,316)
Net Change in Net Assets Resulting from Operations	$62,328,070	$(10,651,183)	$61,521,355	$(32,716,529)

Investment Income

Investment income decreased to $167,304 for the three months ended June 30, 2025 from $1,027,353 for the three months ended June 30, 2024. The net decrease between periods was primarily due to the cessation of interest income from short-term U.S. Treasury bills and a decrease in interest income received on cash, in addition to no longer receiving interest income from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024. Additional decreases were related to a decrease in interest income from interest accruals on our debt investment in Xgroup Holdings Limited (d/b/a Xpoint) during the three months ended June 30, 2025, relative to the three months ended June 30, 2024.

Investment income decreased to $666,398 for the six months ended June 30, 2025 from $2,555,444 for the six months ended June 30, 2024. The net decrease between periods was primarily due to the cessation of interest income from short-term U.S. Treasury bills and a decrease in interest income received on cash, in addition to no longer receiving interest income from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024. Additional decreases were related to a decrease in interest income from interest accruals on our debt investment in Xgroup Holdings Limited (d/b/a Xpoint), and a decrease in dividend income from Aventine Property Group, Inc. due to the pause placed on their declaration of dividends that began in August 2024. The decreases were offset by an increase in dividend income from CW Opportunity 2 LP during the six months ended June 30, 2025, relative to the six months ended June 30, 2024.

Operating Expenses

Total operating expenses decreased to $3,889,464 for the three months ended June 30, 2025 from $4,682,978 for the three months ended June 30, 2024. The decrease in operating expense was primarily due to decreases in compensation expense and other expenses, in addition to a decrease in income tax expense due to the receipt of a prior year tax refund in the current period. These decreases were partially offset by increases in professional fees, interest expense, and directors’ fees during the three months ended June 30, 2025, relative to the three months ended June 30, 2024.

Total operating expenses decreased to $8,050,327 for the six months ended June 30, 2025 from $9,433,971 for the six months ended June 30, 2024. The decrease in operating expense was primarily due to decreases in compensation expense and other expenses, in addition to a decrease in income tax expense due to the receipt of a prior year tax refund in the current period. These decreases were partially offset by increases in professional fees, interest expense, and directors’ fees during the six months ended June 30, 2025, relative to the six months ended June 30, 2024.

Net Investment Loss

For the three months ended June 30, 2025, we recognized a net investment loss of $3,722,160, compared to a net investment loss of $3,655,625 for the three months ended June 30, 2024. The change between periods resulted from a decrease in total investment income and operating expenses during the three months ended June 30, 2025, relative to the three months ended June 30, 2024.

For the six months ended June 30, 2025, we recognized a net investment loss of $7,383,929, compared to a net investment loss of $6,878,527 for the six months ended June 30, 2024. The change between periods resulted from a decrease in total investment income and operating expenses during the six months ended June 30, 2025, relative to the six months ended June 30, 2024.

Net Realized Gain/(Loss) on Investments

For the three months ended June 30, 2025, we recognized a net realized gain on our investments of $21,212,611, compared to a net realized loss of $29,612 for the three months ended June 30, 2024. The components of our net realized gains or losses on portfolio investments for the three months ended June 30, 2025 and 2024, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the six months ended June 30, 2025, we recognized a net realized gain on our investments of $21,194,660, compared to a net realized loss of $453,686 for the six months ended June 30, 2024. The components of our net realized gains or losses on portfolio investments for the six months ended June 30, 2025 and 2024, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $44,837,619. For the three months ended June 30, 2024, we had a net change in unrealized appreciation/(depreciation) of $(6,965,946). The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended June 30, 2025 and 2024.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended June 30, 2025	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended June 30, 2024
CW Opportunity 2 LP	$28,595,524	Blink Health, Inc.	$8,312,921
Colombier Sponsor II LLC	10,086,976	ServiceTitan, Inc.	1,039,251
CoreWeave, Inc.(1)	2,999,023	StormWind, LLC	(1,865,441)
Canva, Inc.	2,402,950	PSQ Holdings, Inc. (d/b/a PublicSquare)	(2,561,945)
Whoop, Inc.	2,392,797	Learneo, Inc. (f/k/a Course Hero, Inc.)	(13,945,631)
FourKites, Inc.	1,513,796
Locus Robotics Corp.	1,434,323
Blink Health, Inc.	(2,147,015)
ServiceTitan, Inc.(1)	(3,393,618)
Other(2)	952,863	Other(2)	2,054,899
Total	$44,837,619	Total	$(6,965,946)

(1)

The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $47,726,497. For the six months ended June 30, 2024, we had a net change in unrealized appreciation/(depreciation) of $(25,384,316). The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the six months ended June 30, 2025 and 2024.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Six Months Ended June 30, 2025	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Six Months Ended June 30, 2024
CW Opportunity 2 LP	$23,101,890	Blink Health, Inc.	$8,178,720
Colombier Sponsor II LLC	18,697,452	ServiceTitan, Inc.	2,484,626
ARK Type One Deep Ventures Fund LLC	10,121,217	FourKites, Inc.	1,904,023
Whoop, Inc.	7,814,651	Xgroup Holdings Limited (d/b/a Xpoint)	1,114,839
Shogun Enterprises, Inc. (d/b/a Hearth)	1,472,377	Orchard Technologies, Inc.	(1,158,150)
Canva, Inc.	1,242,894	Residential Homes for Rent, LLC (d/b/a Second Avenue)	(1,379,719)
PSQ Holdings, Inc. (d/b/a PublicSquare)	(1,059,662)	Forge Global, Inc.	(2,257,374)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(1,512,785)	PSQ Holdings, Inc. (d/b/a PublicSquare)	(2,497,333)
FourKites, Inc.	(3,122,821)	StormWind, LLC	(3,761,225)
ServiceTitan, Inc.(1)	(4,019,480)	Learneo, Inc. (f/k/a Course Hero, Inc.)	(26,944,664)
Blink Health, Inc.	(4,028,046)
Other(2)	(981,190)	Other(2)	(1,068,059)
Total	$47,726,497	Total	$(25,384,316)

(1)

The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.

(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities — At-the-Market Offering”. On December 17, 2021, we issued $75.0 million aggregate principal amount of our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), of which $39.7 million remain outstanding as of June 30, 2025. In addition, on August 14, 2024, we issued $25.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029, and on October 9, 2024 and January 16, 2025, we issued $5.0 million and $5.0 million, respectively, in aggregate principal amount of the Additional Notes (as defined below), all of which remain outstanding. For additional information, see “Equity Issuances and Debt Capital Activities - 6.50% Convertible Notes due 2029” below and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of June 30, 2025.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the six months ended June 30, 2025 and 2024, our operating expenses, including interest payments on our debt obligations, were $8,050,327 and $9,433,971, respectively.

Cash Reserves and Liquid Securities	June 30, 2025	December 31, 2024
Cash	$49,852,801	$20,035,640
Restricted cash(1)	38,741	—
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	2,504,058	3,563,407
Subject to other sales restrictions(3)	—	14,027,713
Securities of publicly traded portfolio companies	2,504,058	17,591,120
Total Cash Reserves and Liquid Securities	$52,395,600	$37,626,760

(1)	Restricted Cash consists of amounts that are held in a separate account and are subject to specific contractual restrictions that limit their availability for general corporate use.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the six months ended June 30, 2025, cash increased to $49,891,542 from $20,035,640 at the beginning of the year. The increase in cash was primarily due to the sale of public securities. The increase was offset by payment of our operating expenses and payment of interest on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2025 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$39.7	$—	$39.7	$—	$—
6.50% Convertible Notes due 2029(2)	35.0	—	—	35.0	—
Operating lease liability	0.4	0.1	0.3	$—	—
Total	$75.1	$0.1	$40.0	$35.0	$—

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of June 30, 2025. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of June 30, 2025 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of June 30, 2025. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of June 30, 2025 for more information.

Share Repurchase Program

During the three and six months ended June 30, 2025 and 2024, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. As of June 30, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program is approximately $25.0 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the six months ended June 30, 2025 and 2024, we did not issue or sell Shares under the ATM Program. As of June 30, 2025 and June 30, 2024, up to approximately $98.8 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2025 for more information regarding the ATM Program.

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

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to $35.0 million of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. During the three and six months ended June 30, 2025, the Company repurchased and retired $0 and $5.0 million, respectively, of aggregate principal amount of the 6.00% Notes due 2026, resulting in the total use of the authorized amount under the Note Repurchase Program.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of June 30, 2025 for more information regarding the 6.00% Notes due 2026.

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

Refer to “—Recent Developments” and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of June 30, 2025 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2025. The table is divided by fiscal year according to record date:

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements as of June 30, 2025 for more information. The Taxable Subsidiaries included in our Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Consolidated Financial Statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of June 30, 2025 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of June 30, 2025 for more information.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of June 30, 2025 for details regarding activity in our investment portfolio from July 1, 2025 through August 6, 2025.

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

Dividends

On July 3, 2025, our Board of Directors declared a dividend of $0.25 per share payable on July 31, 2025 to our common stockholders of record as of the close of business on July 21, 2025. The dividend will be paid in cash.

Adjustment to Conversion Rate of 6.50% Convertible Notes due 2029

Effective as of July 21, 2025, the conversion rate applicable to the 6.50% Convertible Notes due 2029 was adjusted to $7.53 per share (132.7530 shares of our common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029) from the initial conversion price of $7.75 per share (129.0323 shares of our common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029), which had been effective since issuance. The adjustment to the conversion rate of the 6.50% Convertible Notes due 2029 was made pursuant to the Note Purchase Agreement governing the 6.50% Convertible Notes due 2029 as a result of our cash dividend of $0.25 per share, paid on July 31, 2025 to stockholders of record as of the close of business on July 21, 2025.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of June 30, 2025, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the six months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2025	—	$—	—	$25,000,000
February 1 through February 28, 2025	—	—	—	25,000,000
March 1 through March 31, 2025	—	—	—	25,000,000
April 1 through April 30, 2025	—	—	—	25,000,000
May 1 through May 31, 2025	—	—	—	25,000,000
June 1 through June 30, 2025	—	—	—	25,000,000
Total	—		—

(1)	On October 9, 2024, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and six months ended June 30, 2025, we did not repurchase shares of common stock under the Share Repurchase Program. As of June 30, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2025.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Amendment No. 2 to the Second Amended and Restated Employment Agreement between SuRo Capital Corp. and Mark Klein, dated May 29, 2025(8)
10.2	Amendment No. 3 to the Second Amended and Restated Employment Agreement between SuRo Capital Corp. and Allison Green, dated May 29, 2025(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on May 30, 2025, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	August 7, 2025	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 7, 2025	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

