Form 10-Q
period 2025-09-30
SURO CAPITAL CORP.
filed 2025-11-06
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

The issuer had 25,119,091 shares of common stock, $0.01 par value per share, outstanding as of November 5, 2025.

SURO CAPITAL CORP.

i

PART I

Item 1. Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025 (UNAUDITED)	December 31, 2024 (AUDITED)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $224,613,209 and $234,601,314, respectively)	$242,003,642	$198,511,915
Non-controlled/affiliate investments (cost of $21,609,640 and $20,605,400, respectively)	10,191,898	9,268,827
Controlled investments (cost of $0 and $1,602,940, respectively)	—	1,600,000
Total Investments (cost of $246,222,849 and $256,809,654, respectively)	252,195,540	209,380,742
Cash	54,549,056	20,035,640
Restricted cash	38,741	—
Escrow proceeds receivable	—	45,298
Interest and dividends receivable	111,009	756,022
Deferred financing costs	517,487	526,261
Prepaid expenses and other assets(1)	890,117	855,630
Total Assets	308,301,950	231,599,593
LIABILITIES
6.00% Notes due December 30, 2026(2)	39,407,359	44,198,838
6.50% Convertible Notes due August 14, 2029(3)	34,071,073	29,051,408
Accounts payable and accrued expenses(1)	2,853,344	768,394
Dividends payable	183,146	8,867
Total Liabilities	76,514,922	74,027,507
Commitments and contingencies (Notes 7 and 10)
Net Assets	$231,787,028	$157,572,086
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 25,119,091 and 23,601,566 issued and outstanding, respectively)	$251,191	$236,016
Paid-in capital in excess of par	237,812,778	226,579,432
Accumulated net investment loss	(15,140,936)	(4,302,192)
Accumulated net realized gain/(loss) on investments, net of distributions	2,994,462	(17,409,097)
Accumulated net unrealized appreciation/(depreciation) of investments	5,869,533	(47,532,073)
Net Assets	$231,787,028	$157,572,086
Net Asset Value Per Share	$9.23	$6.68

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of September 30, 2025, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.52%) had a face value $39,667,650. As of December 31, 2024, the 6.00% Notes due 2026 (effective interest rate of 6.48%) had a face value $44,667,400. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of September 30, 2025, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.17%) had a face value $35,000,000. As of December 31, 2024, the 6.50% Convertible Notes due 2029 (effective interest rate of 7.06%) had a face value $30,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$459,269	$578,603	$777,220	$1,111,360
Dividend income	—	166,153	348,447	188,028
Controlled investments:
Interest income	—	143,961	—	955,628
Interest income from U.S. Treasury bills	—	—	—	1,189,145
Total Investment Income	459,269	888,717	1,125,667	3,444,161
OPERATING EXPENSES
Compensation expense	1,678,497	1,916,361	4,918,188	6,300,188
Directors’ fees	246,658	171,661	592,718	510,599
Interest expense	1,276,713	1,153,466	3,812,047	3,582,000
Professional fees	394,173	515,244	1,825,254	1,830,628
Income tax expense	—	—	(215,949)	54,894
Other expenses	318,043	339,858	1,032,153	1,252,252
Total Operating Expenses	3,914,084	4,096,590	11,964,411	13,530,561
Net Investment Loss	(3,454,815)	(3,207,873)	(10,838,744)	(10,086,400)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	5,196,799	(328,520)	26,391,459	(775,461)
Non-controlled/affiliate investments	—	(6,598,530)	—	(6,598,530)
Controlled investments	—	(6,786,462)	—	(6,793,207)
Net Realized Gain/(Loss) on Investments	5,196,799	(13,713,512)	26,391,459	(14,167,198)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	(145,244)	(15,873)	(145,244)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	23,634,141	(1,988,131)	53,475,595	(24,362,275)
Non-controlled/affiliate investments	735,476	6,811,103	(76,930)	3,806,567
Controlled investments	(18,694,508)	6,791,412	2,941	6,785,776
Net Change in Unrealized Appreciation/(Depreciation) of Investments	5,675,109	11,614,384	53,401,606	(13,769,932)
Net Change in Net Assets Resulting from Operations	$7,417,093	$(5,452,245)	$68,938,448	$(38,168,774)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$0.30	$(0.23)	$2.89	$(1.59)
Diluted(2)	$0.28	$(0.23)	$2.49	$(1.59)
Weighted-Average Common Shares Outstanding
Basic	24,371,533	23,378,002	23,893,418	24,058,085
Diluted(2)	28,989,579	23,378,002	28,408,445	24,058,085

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the three and nine months ended September 30, 2024, 3,225,808 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	2025	2024
Net Assets at Beginning of Year	$157,572,086	$203,357,646

Change in Net Assets Resulting from Operations
Net investment loss	(3,661,769)	(3,222,902)
Net realized loss on investments	(17,951)	(424,074)
Realized loss on partial repurchase of 6.00% Notes due 2026	(15,873)	—
Net change in unrealized appreciation/(depreciation) of investments	2,888,878	(18,418,370)
Net Change in Net Assets Resulting from Operations	(806,715)	(22,065,346)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	38,784	428,835
Net Change in Net Assets Resulting from Capital Transactions	38,784	428,835
Total Change in Net Assets	(767,931)	(21,636,511)
Net Assets at March 31	$156,804,155	$181,721,135

Change in Net Assets Resulting from Operations
Net investment loss	$(3,722,160)	$(3,655,625)
Net realized gain/(loss) on investments	21,212,611	(29,612)
Net change in unrealized appreciation/(depreciation) of investments	44,837,619	(6,965,946)
Net Change in Net Assets Resulting from Operations	62,328,070	(10,651,183)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	277,370	642,239
Repurchases of common stock	—	(9,400,000)
Net Change in Net Assets Resulting from Capital Transactions	277,370	(8,757,761)
Total Change in Net Assets	62,605,440	(19,408,944)
Net Assets at June 30	$219,409,595	$162,312,191

Change in Net Assets Resulting from Operations
Net investment loss	$(3,454,815)	$(3,207,873)
Net realized gain/(loss) on investments	5,196,799	(13,713,512)
Realized loss on partial repurchase of 6.00% Notes due 2026	—	(145,244)
Net change in unrealized appreciation/(depreciation) of investments	5,675,109	11,614,384
Net Change in Net Assets Resulting from Operations	7,417,093	(5,452,245)
Distributions
Dividends declared	(5,972,027)	—
Total Distributions	(5,972,027)	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	10,556,637	—
Stock-based compensation	375,730	577,261
Net Change in Net Assets Resulting from Capital Transactions	10,932,367	577,261
Total Change in Net Assets	12,377,433	(4,874,984)
Net Assets at September 30	$231,787,028	$157,437,207

	Nine Months Ended September 30,
	2025	2024
Capital Share Activity
Shares outstanding at beginning of year	23,601,566	25,445,805
Issuance of common stock from public offering	1,230,984	—
Issuance of common stock under restricted stock plan, net(1)	286,541	(67,803)
Shares repurchased	—	(2,000,000)
Shares Outstanding at End of Period	25,119,091	23,378,002

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$68,938,448	$(38,168,774)
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain)/loss on investments	(26,391,459)	14,167,198
Net change in unrealized (appreciation)/depreciation of investments	(53,401,606)	13,769,932
Stock-based compensation	691,884	1,648,335
Amortization of discount on 6.00% Notes due 2026	183,284	399,016
Amortization of discount on 6.50% Convertible Notes due 2029	177,823	22,309
Adjustments to escrow proceeds receivable	(45,299)	(313,376)
Accrued interest on U.S. Treasury bills	—	18,150
Purchases of investments in:
Portfolio investments	(12,042,954)	(57,786,755)
Proceeds from sales or maturity of investments in:
Portfolio investments	49,066,513	14,941,469
U.S. Treasury bills	—	63,792,704
Change in operating assets and liabilities:
Accounts payable and accrued expenses	2,084,950	2,639,146
Interest and dividends receivable	645,013	43,657
Escrow proceeds receivable	45,298	245,548
Prepaid expenses and other assets	(34,487)	(476,758)
Proceeds receivable	—	(124,950)
Net Cash Provided by Operating Activities	29,917,408	14,816,851
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	10,556,637	—
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	5,000,000	25,000,000
Deferred debt issuance costs	(158,157)	(866,740)
Repurchases of 6.00% Notes due 2026	(4,954,950)	(25,028,770)
Realized loss on partial repurchase of 6.00% Notes due 2026	15,875	145,244
Repurchases of common stock	—	(9,400,000)
Deferred financing costs	(26,908)	—
Cash dividends paid	(5,797,748)	(107,823)
Net Cash Provided by/(Used in) Financing Activities	4,634,749	(10,258,089)
Total Increase in Cash Balance	34,552,157	4,558,762
Cash and Restricted Cash Balance at Beginning of Year(1)	20,035,640	28,178,352
Cash and Restricted Cash Balance at End of Period(1)	$54,587,797	$32,737,114

Supplemental Information:	2025	2024
Interest paid	$3,477,753	$3,208,352
Taxes paid	(215,949)	54,894
Right of use asset obtained in exchange for operating lease liabilities	(2,006)	466,029

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to the Condensed Consolidated Statements of Assets and Liabilities for additional detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
CW Opportunity 2 LP**(5)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$12,505,466	$12,681,909	$37,027,212	15.97%
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	27,783,311	11.99%
Simple Agreement for Future Equity		2/6/2025	$1,000,000	1,001,628	1,000,000	0.43%
Total				11,013,088	28,783,311	12.42%
ARK Type One Deep Ventures Fund LLC**(6)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	27,736,614	11.97%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	9,999,990	4.31%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	11,001,648	4.75%
Total				15,004,340	21,001,638	9.06%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,379	2.32%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.31%
Total				14,999,972	15,369,350	6.63%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	14,898,907	6.43%
IH10, LLC**(7)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,157,897	5.25%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,819,906	5.10%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	10,032,184	4.33%
Series F Convertible Note 4.12%, Due 6/30/2028***		7/29/2025	$250,000	252,362	250,000	0.11%
Total				10,256,296	10,282,184	4.44%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	1.51%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.51%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.23%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	499,998	0.22%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	274,582	0.12%
Total				8,040,806	8,305,392	3.58%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	7,557,007	3.26%
GrabAGun Digital Holdings Inc.(8)	Coppell, Texas
Common Shares(4)	E-Commerce Marketplace	11/20/2023	1,040,000	1,103,719	4,846,400	2.09%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	1,505,610	0.65%
Total				1,479,535	6,352,010	2.74%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	5,127,363	2.21%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.22%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	223,626	0.10%
Total				10,513,661	5,857,328	2.53%
Plaid Inc.(9)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,541	4,999,874	2.16%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
HL Digital Assets Inc.	New York, NY
Preferred Shares	Digital Asset Infrastructure	9/18/2025	8,000,000	5,087,469	4,939,808	2.13%
Orchard Technologies, Inc.	New York, NY
Preferred Shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred Shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred Shares, Series 1 7%		1/13/2023	463,449	4,642,772	4,634,490	2.00%
Common Shares		8/9/2021	558,053	3,751,518	—	—%
Simple Agreement for Future Equity		1/31/2025	$80,800	81,584	80,800	0.03%
Total				12,815,343	4,715,290	2.03%
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	3,566,841	1.54%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.22%
Total				3,003,040	4,066,841	1.75%
True Global Ventures 4 Plus Pte Ltd**(10)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	585,016	3,345,184	1.44%
Trax Ltd.**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	33,692	0.01%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	2,647,017	1.14%
Total				10,005,748	2,680,709	1.16%
Xgroup Holdings Limited (d/b/a Xpoint)(11)	Philadelphia, PA
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	242,000	0.10%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,751,565	0.76%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	620,457	0.27%
Total				1,383,029	2,614,022	1.13%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,603,528	0.69%
Stake Trade, Inc. (d/b/a Prophet Exchange)(11)	New York, NY
Simple Agreement for Future Equity	Sports Betting	7/26/2023	$1,000,000	1,002,153	1,249,993	0.54%
Forge Global, Inc.	San Francisco, CA
Common Shares(4)	Online Marketplace Finance	7/20/2011	70,530	1,978,921	1,191,957	0.51%
Aventine Property Group, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	2,580,750	1,023,656	0.44%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(12)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	930,551	0.40%
Skillsoft Corp.	Nashua, NH
Common Shares(4)	Online Education	6/8/2021	49,092	9,818,428	639,178	0.28%
EDGE Markets, Inc.(11)	San Diego, CA
Preferred Shares, Series Seed 8%	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.22%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(4)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	341,247	0.15%
Kinetiq Holdings, LLC	Philadelphia, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	13,048	0.01%
Rebric, Inc. (d/b/a Compliable)(11)	Denver, CO
Preferred Shares, Series Seed-4	Gaming Licensing	10/12/2021	2,406,492	1,002,755	—	—%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(13)	Marina Del Rey, CA
Preferred Shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred Shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(3)(14)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-Controlled/Non-Affiliate				$224,613,209	$242,003,642	104.41%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(15)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$498,038	0.21%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,343,371	2.31%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,198,198	1.38%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	152,291	0.07%
Total				6,387,741	9,191,898	3.97%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(11)(16)	Las Vegas, NV
Preferred Shares, Series A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	1,000,000	0.43%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-Controlled/Affiliate				$21,609,640	$10,191,898	4.40%

Total Portfolio Investments				$246,222,849	$252,195,540	108.80%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2025

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. As of September 30, 2025, all of the Company’s investments were non-controlled. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. SuRo Capital Corp.’s (the “Company’s”, or “SuRo Capital’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2025, 33.53% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital if SuRo Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	Represents the respective number of shares, principal amount, initial or remaining fund investment, or membership interest as of September 30, 2025. For fund investments, the initial committed amount may be reduced by distributions classified as Return of Capital.

(3)	As of September 30, 2025, the investments noted had been placed on non-accrual status.

(4)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(5)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. SuRo Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. On March 28, 2025, CoreWeave, Inc. completed an IPO and the Series C Preferred Shares converted to Class A Common Shares. Prior to the IPO, SuRo Capital was invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. Additionally, prior to the IPO, the Series C Preferred Shares of CoreWeave, Inc. accrued a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. During the three months ended September 30, 2025, SuRo Capital received two distributions as part of its investment in CW Opportunity 2 LP. The distributions represented approximately 16.6% of the initial investment in CW Opportunity 2, LP. As of September 30, 2025, SuRo Capital retains approximately 83.4% of its investment in CW Opportunity 2, LP.

(6)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Convertible Interest Rights of OpenAI Global, LLC. SuRo Capital is invested in the Convertible Interest Rights of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of SuRo Capital’s investment in the fund.

(7)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, SuRo Capital has prepaid operating expenses.

(8)	On July 15, 2025, Colombier Acquisition Corp. II (“Colombier”) stockholders approved a business combination with GrabAGun Digital Holdings Inc. and related proposals at a special meeting. On July 16, 2025, GrabAGun Digital Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company GrabAGun Digital Holdings, Inc. SuRo Capital’s shares of GrabAGun Digital Holdings, Inc. Common shares are subject to certain restrictions on transfer, while the GrabAGun Digital Holdings, Inc. warrants are freely tradable.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2025

(9)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of SuRo Capital. SuRo Capital paid a 7% origination fee at the time of investment.

(10)	SuRo Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of SuRo Capital’s investment in the fund.

(11)	SuRo Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), Rebric, Inc. (d/b/a Compliable), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(12)	SuRo Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(13)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On June 5, 2025, the US Bankruptcy Court for the District of Delaware approved the sale of the remaining assets of CTN Holdings, Inc. On August 7, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) converted its bankruptcy filing from Chapter 11 reorganization to Chapter 7 liquidation.

(14)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(15)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(16)	On March 21, 2025, Commercial Streaming Solutions, Inc. (d/b/a BettorView) merged with FSG Digital, Inc. (d/b/a JefeBet). As a result of the merger, the SAFE Note which SuRo Capital previously held in Commercial Streaming Solutions, Inc. (d/b/a BettorView) converted into Class A-1 Preferred shares.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(5)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
CW Opportunity 2 LP**(8)	Evanston, IL
Membership Interest, Class A 10%***	AI Infrastructure Fund	5/7/2024	$15,000,000	$15,176,443	$17,775,155	11.28%
ARK Type One Deep Ventures Fund LLC**(9)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	17,638,247	11.19%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	6,882,058	4.37%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.35%
Total				14,999,972	16,882,029	10.71%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,998,467	3.17%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	10,094,048	6.41%
Total				15,004,340	15,092,515	9.58%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	14,923,457	9.47%
ServiceTitan, Inc.**(16)	Glendale, CA
Common shares(3)	Contractor Management Software	6/30/2023	151,515	10,008,233	14,027,713	8.90%
IH10, LLC**(15)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,215,010	7.75%
Canva, Inc.**	Sydney, Australia
Common shares	Productivity Software	4/17/2024	9,375	10,058,820	12,000,000	7.62%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	11,716,925	7.44%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,316,312	7.18%
CoreWeave, Inc.	Roseland, NJ
Common shares	AI Infrastructure	9/26/2024	5,556	5,002,973	5,221,824	3.31%
Preferred shares, Series A		10/8/2024	5,556	5,000,610	5,221,824	3.31%
Total				10,003,583	10,443,648	6.63%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	6.35%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,342,458	1.49%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,342,461	1.49%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	355,264	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	334,636	0.21%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	5,374,819	3.41%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,412,280	2.80%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,412,280	2.80%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.21%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.32%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	2.53%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal /Quantity(5)	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(4)(13)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-controlled/Non-affiliate				$234,601,314	$198,511,915	125.98%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(14)	Scottsdale, AZ
Preferred shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$501,626	0.32%
Preferred shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,376,994	3.41%
Preferred shares, Series B 8%		12/16/2011	3,279,629	2,019,687	3,233,922	2.05%
Preferred shares, Series A 8%		2/25/2014	366,666	110,000	156,285	0.10%
Total				6,387,741	9,268,827	5.88%
Maven Research, Inc.	San Francisco, CA
Preferred shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-controlled/Affiliate				$20,605,400	$9,268,827	5.88%

CONTROLLED(2)
Colombier Sponsor II LLC**(6)	Palm Beach, FL
Class B Units	Special Purpose Acquisition Company	11/20/2023	1,040,000	$1,103,719	$1,101,695	0.70%
Class W Units			1,600,000	499,221	498,305	0.32%
Total				1,602,940	1,600,000	1.02%

Total Controlled				$1,602,940	$1,600,000	1.02%

Total Portfolio Investments				$256,809,654	$209,380,742	132.88%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

NOTE 1—NATURE OF OPERATIONS

SuRo Capital Corp. (“we”, “us”, “our”, the “Company” or “SuRo Capital”), formerly known as Sutter Rock Capital Corp. and GSV Capital Corp. and formed in September 2010 as a Maryland corporation, is an internally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s date of inception was January 6, 2011, which is the date it commenced development stage activities. The Company’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “SSSS” (formerly “GSVC”). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of September 30, 2025, which, other than GSV Capital Lending, LLC (“GCL”), SuRo Capital Sports, LLC, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

Subsidiary	Jurisdiction of Incorporation	Formation Date	Percentage Owned
GCL	Delaware	April 13, 2012	100%
SuRo Capital Sports, LLC (“SuRo Capital Sports”)	Delaware	March 19, 2021	100%
1789 Capital Nirvana II LP	Delaware	March 27, 2025	100%
SRCI Advisors, LLC	Delaware	September 9, 2025	100%
Subsidiaries below are referred to collectively as the “Taxable Subsidiaries”
GSVC AE Holdings, Inc. (“GAE”)	Delaware	November 28, 2012	100%
GSVC AV Holdings, Inc. (“GAV”)	Delaware	November 28, 2012	100%
GSVC SW Holdings, Inc. (“GSW”)	Delaware	November 28, 2012	100%
GSVC SVDS Holdings, Inc. (“SVDS”)	Delaware	August 13, 2013	100%

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

September 30, 2025

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

The Company’s Condensed Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, SuRo Capital Sports, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, its wholly owned subsidiaries. GCL was formed to originate portfolio loan investments within the state of California. SuRo Capital Sports was formed to focus on investing in the sports betting sector. 1789 Capital Nirvana II LP is a SPV in which SuRo Capital holds the sole limited partnership interest and was formed to invest in the Common Shares of Plaid, Inc. SRCI Advisors, LLC was formed to provide investment management services to third parties; as of September 30, 2025, SRCI Advisors has not commenced operations. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as a single operating segment.

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

Segments

SuRo Capital has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company operates as a single segment with a principal investment objective to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. The Company’s Chief Executive Officer, Chief Financial Officer, and Investment Committee collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses Net Change in Net Assets Resulting from Operations as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Condensed Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Part II, Item 1A. Risk Factors” of this Form 10-Q for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

Investments at Fair Value

The Company applies fair value accounting in accordance with GAAP and the AICPA’s Audit and Accounting Guide for Investment Companies. The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. During the quarter ended September 30, 2025, the Company refined certain application details within its existing valuation framework, including updates to the weighting of transaction data and statistical methods for calculating peer group multiples. These refinements remain in agreement with US GAAP, ASC 820, and current AICPA guidance and did not change the Company’s fundamental valuation policy or materially affect fair values.

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

September 30, 2025

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

September 30, 2025

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

Investments in SPVs and Fund Structures

The Company invests through SPVs and Fund structures, which may hold either a single underlying investment or a portfolio of underlying investments. The Company’s interest in these structures is generally proportionate to its capital contributions, and distributions from the underlying investment(s) are made in accordance with that ownership. These investments are recorded at estimated fair value, as determined in good faith by the Company’s Board of Directors, and are presented in the Condensed Consolidated Schedule of Investments. SPVs and Fund structures may incur fees, expenses, or tax liabilities associated with their underlying investments, which can impact the fair value of the Company’s interest. Additionally, these investments may be subject to restrictions on redemption, transfer, or sale.

For certain Fund structures, including those in which fair value is not readily determinable, the Company may apply the practical expedient provided under ASC Topic 820 for entities that calculate net asset value (“NAV”) per share or its equivalent, using NAV as a practical measure of fair value without adjustment.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Special Purpose Acquisition Companies

The Company’s Board of Directors measures its SPAC sponsor investments at fair value, which is equivalent to cost until a SPAC transaction is announced. After a SPAC transaction is announced, the Company’s Board of Directors will determine the fair value of SPAC investments based on fair value analyses that can include option pricing models, probability-weighted expected return method analyses, and other techniques as deemed appropriate. Upon completion of the SPAC transaction, the Board of Directors utilizes the public share price of the entity, less a DLOM if there are security-specific contractual sale restrictions, or the shares or warrants are confirmed unregistered. The Company’s SPAC investments are valued at estimated fair value as determined in good faith by the Company’s Board of Directors.

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. “Control investments” are investments in companies that the Company is presumed to control under Section 2(a)(9) of the 1940 Act. Under the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. “Affiliate investments” are investments in companies that are “affiliated persons” of the Company under Section 2(a)(3) of the 1940 Act. Under the 1940 Act, “affiliated person” includes any person directly or indirectly owning, controlling, or holding with power to vote, 5% or more, but not more than 25%, of the outstanding voting securities of such company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2025 and December 31, 2024 for details regarding the nature and composition of the Company’s investment portfolio.

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

September 30, 2025

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of September 30, 2025 and December 31, 2024, the Company had $0 and $45,298, respectively, in escrow proceeds receivable.

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

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of September 30, 2025 and December 31, 2024, the Company had deferred financing costs of $517,487 and $526,261, respectively, on the Condensed Consolidated Statement of Assets and Liabilities.

	September 30, 2025	December 31, 2024
Deferred debt issuance costs	$1,189,218	$1,417,155
Deferred financing costs	517,487	526,261
Total	$1,706,705	$1,943,416

Refer to “Note 10—Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statement of Assets and Liabilities as escrow deposits. As of September 30, 2025 and December 31, 2024, the Company had no escrow deposits.

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

September 30, 2025

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Recently Adopted Accounting Standards

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is currently effective for public entities. The Company adopted this provision as of the effective date. However, ASU 2024-01 does not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

September 30, 2025

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

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of September 30, 2025, the fair value of the Company’s remote-affiliate investment in Skillsoft was $639,178.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of September 30, 2025, the Company had 62 positions in 37 portfolio companies. As of December 31, 2024, the Company had 60 positions in 37 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$145,731,130	$166,711,678	71.9%	$159,592,108	$151,003,991	95.8%
Common Stock(2)	79,440,401	70,502,108	30.4%	67,469,643	35,922,154	22.8%
Options(3)	3,973,810	5,701,023	2.5%	4,394,059	4,357,138	2.8%
Debt Investments	3,029,559	756,339	0.3%	2,777,197	506,339	0.3%
Total Private Portfolio Companies	232,174,900	243,671,148	105.1%	234,233,007	191,789,622	121.7%
Publicly Traded Portfolio Companies
Common Stock	12,901,068	6,677,535	2.9%	21,805,582	16,154,290	10.3%
Options	1,146,881	1,846,857	0.8%	771,065	1,436,830	0.9%
Total Publicly Traded Portfolio Companies	14,047,949	8,524,392	3.7%	22,576,647	17,591,120	11.2%
Total Investments	$246,222,849	$252,195,540	108.8%	$256,809,654	$209,380,742	132.9%

(1)	As of September 30, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. As of December 31, 2024, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	As of September 30, 2025, Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc. As of December 31, 2024, Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	As of September 30, 2025, Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc. As of December 31, 2024, Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$87,934,091	34.9%	38.0%	$72,100,161	34.4%	45.8%
Midwest	76,094,735	30.2%	32.8%	37,261,207	17.8%	23.6%
West	54,062,960	21.4%	23.3%	61,124,969	29.2%	38.8%
Southeast	28,077,861	11.1%	12.1%	20,675,077	9.9%	13.1%
International	6,025,893	2.4%	2.6%	18,219,328	8.7%	11.6%
Total	$252,195,540	100.0%	108.8%	$209,380,742	100.0%	132.9%

	As of September 30, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Artificial Intelligence Infrastructure & Applications	$76,921,723	30.5%	33.1%	$58,072,060	27.7%	36.9%
Consumer Goods & Services	51,616,080	20.5%	22.3%	30,351,636	14.5%	19.3%
Software-as-a-Service	46,899,694	18.6%	20.2%	49,225,370	23.5%	31.2%
Financial Technology & Services	26,816,689	10.6%	11.6%	17,192,986	8.2%	10.9%
Education Technology	25,200,426	10.0%	10.9%	27,327,100	13.1%	17.3%
Logistics & Supply Chain	19,376,913	7.7%	8.4%	23,033,237	11.0%	14.6%
SuRo Capital Sports	5,364,015	2.1%	2.3%	4,178,353	2.0%	2.7%
Total	$252,195,540	100.0%	108.8%	$209,380,742	100.0%	132.9%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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
Digital Asset Infrastructure
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
Interactive Media & Services
Sports Betting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2025 and December 31, 2024 are as follows:

	As of September 30, 2025
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$166,711,678	$166,711,678
Common Stock(2)	—	—	70,502,108	70,502,108
Options(3)	—	—	5,701,023	5,701,023
Debt Investments	—	—	756,339	756,339
Private Portfolio Companies	—	—	243,671,148	243,671,148
Publicly Traded Portfolio Companies
Common Stock	6,677,535	—	—	6,677,535
Options	1,846,857	—	—	1,846,857
Publicly Traded Portfolio Companies	8,524,392	—	—	8,524,392
Total Investments at Fair Value	$8,524,392	$—	$243,671,148	$252,195,540

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$151,003,991	$151,003,991
Common Stock(2)	—	—	35,922,154	35,922,154
Options(3)	—	—	4,357,138	4,357,138
Debt Investments	—	—	506,339	506,339
Private Portfolio Companies	—	—	191,789,622	191,789,622
Publicly Traded Portfolio Companies
Common Stock	2,126,577	14,027,713	—	16,154,290
Options	1,436,830	—	—	1,436,830
Publicly Traded Portfolio Companies	3,563,407	14,027,713	—	17,591,120
Total Investments at Fair Value	$3,563,407	$14,027,713	$191,789,622	$209,380,742

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2025 and December 31, 2024. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of September 30, 2025

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(4)	$166,711,678	Market Approach	Revenue Multiples	0.74x - 7.02x (3.47x)
			Precedent Transactions	25% - 100% (69%)
		PWERM(7)	Revenue Multiples	1.44x - 6.42x (5.94x)
			Dissolution Risk	100%
			Precedent Transaction	90%
Common stock in private companies(5)	$70,502,108	Market Approach	Revenue Multiples	0.64x - 6.36x (5.14x)
			Precedent Transactions	75% - 100% (93.9%)
			AFFO(8) Multiples	8.53x
		PWERM(7)	Dissolution Risk	100%
			Precedent Transaction	90%
			Revenue Multiples	7.31x - 8.41x (7.86x)
Options(6)	$5,701,023	Option Pricing Model	Term to Expiration (Years)	0.75 - 1.61 (1.14)
			Volatility	45% - 51% (48%)
		Market Approach	Precedent Transaction	25% - 100% (84%)
Debt investments	$756,339	Market Approach	Revenue Multiples	0.64x - 5.04x (3.66x)

(1)	As of September 30, 2025, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(5)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock.
(6)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.
(7)	Probability-Weighted Expected Return Method, or “PWERM”.
(8)	Adjusted Funds From Operations, or “AFFO”.

As of December 31, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(6)	$151,003,991	Market Approach	Revenue Multiples	0.67x - 5.96x (1.82x)
			Precedent Transactions	25% - 100% (55%)
		PWERM(5)	Revenue Multiples	1.76x - 2.95x
			Dissolution Risk	75% - 100% (87.5%)
Common stock in private companies(7)	$35,922,154	Market Approach	Revenue Multiples	0.77x - 8.81x (7.59x)
			Precedent Transactions	100%
		PWERM(5)	AFFO(4) Multiples	7.88x
			Dissolution Risk	100%
Debt investments	$506,339	Market Approach	Revenue Multiples	0.90x - 1.31x (1.22x)
Options(8)	$4,357,138	Option Pricing Model	Term to Expiration (Years)	1.5 - 19.38
			Precedent Transaction	100%
			Volatility	51% - 67%

(1)	As of December 31, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.
(6)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(7)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(8)	Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2025 as follows:

	Nine Months Ended September 30, 2025
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$4,357,138	$506,339	$191,789,622
Transfers out of Level 3	(5,221,824)	(6,323,519)	(498,305)	—	(12,043,648)
Purchases, capitalized fees and interest	5,311,836	5,395,541	1,083,211	252,363	12,042,951
Sales/Redemptions of investments	—	(7,154,496)	—	—	(7,154,496)
Exercises and conversions(4)	(16,770,915)	17,775,155	(1,004,240)	—	—
Realized gains/(losses)	—	4,659,961	—	—	4,659,961
Net change in unrealized appreciation/(depreciation) included in earnings	32,388,590	20,227,312	1,763,219	(2,363)	54,376,758
Fair Value as of September 30, 2025	$166,711,678	$70,502,108	$5,701,023	$756,339	$243,671,148
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2025	$32,388,590	$20,227,312	$1,758,982	$(2,363)	$54,372,521

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., Stake Trade, Inc. (d/b/a Prophet Exchange), and Whoop, Inc.
(4)	During the nine months ended September 30, 2025, the Company’s portfolio investments had the following corporate actions which are reflected above:

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Portfolio Company	Conversion from	Conversion to
CoreWeave, Inc.	Preferred Shares, Series A Common shares	Common Shares (Level 2)
CW Opportunity 2 LP	Preferred Shares, Series C	Common Shares (Level 3)
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity	Preferred Shares, Class A-1 (Level 3)
Colombier Sponsor II LLC	Class B Units Class W Units	GrabAGun Digital Holdings Inc. Common Shares (Level 1) GrabAGun Digital Holdings Inc. Common Warrants (Level 1)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2024 as follows:

	Year Ended December 31, 2024
	Preferred Stock(1)	Common Stock(2)	Debt Investments	Options(3)	Total
Assets:
Fair Value as of December 31, 2023	$122,744,564	$39,086,792	$3,098,734	$3,638,161	$168,568,251
Transfers out of Level 3	—	(12,896,367)	—	—	(12,896,367)
Purchases, capitalized fees and interest	60,155,557	15,061,793	—	13,230	75,230,580
Sales/Redemptions of investments	(374,950)	(10,375,762)	(1,414,278)	(1,585,722)	(13,750,712)
Exercises and conversions(4)	136,114	—	(1,338,976)	1,246,916	44,054
Realized gains/(losses)	(7,533,623)	(222,565)	384,102	(7,076,812)	(14,448,898)
Net change in unrealized appreciation/(depreciation) included in earnings	(24,123,671)	5,268,263	(223,243)	8,121,365	(10,957,286)
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$506,339	$4,357,138	$191,789,622
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2024	$(32,741,143)	$5,418,630	$—	$111,916	$(27,210,597)

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	Options also includes the Company’s investments in the SAFEs of PayJoy, Inc. and Commercial Streaming Solutions Inc. (d/b/a BettorView).
(4)	During the year ended December 31, 2024, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
AltC Sponsor LLC	Common Shares, Class A Common Shares, Class B	Oklo, Inc. - Common Shares, Class A (Level 2)
Xgroup Holdings Limited (d/b/a Xpoint)	Convertible Note 6%, Due 10/17/2024	Preferred Shares, Series A-1 (Level 3) Warrants, Series A-1 (Level 3) Warrants, Series A (Level 3)
ServiceTitan, Inc.	Common Shares	Common Shares (Level 2)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2025 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Fair Value at December 31, 2024	Transfer In/ (Out)	Unrealized Gains/(Losses)	Fair Value at September 30, 2025	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Common Stock
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class B Units	—	$1,101,695	$(1,103,719)	$2,024	$—	—%
Total Common Stock		1,101,695	(1,103,719)	2,024	—	—%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class W Units	—	498,305	(499,221)	916	—	—%
Total Options		498,305	(499,221)	916	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,600,000	$(1,602,940)	$2,940	$—	—%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Series A-1	10,548,522	—	1,000,000	—	1,000,000	0.43%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred Shares, Series D 8%	329,337	$501,626	$—	$(3,588)	$498,038	0.21%
StormWind, LLC(4) – Preferred Shares, Series C 8%	2,779,134	5,376,994	—	(33,623)	5,343,371	2.31%
StormWind, LLC(4) – Preferred Shares, Series B 8%	3,279,629	3,233,922	—	(35,724)	3,198,198	1.38%
StormWind, LLC(4) – Preferred Shares, Series A 8%	366,666	156,285	—	(3,994)	152,291	0.07%
Total Interactive Learning		9,268,827	—	(76,929)	9,191,898	3.97%
Total Preferred Stock		9,268,827	1,000,000	(76,929)	10,191,898	4.40%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$9,268,827	$1,000,000	$(76,929)	$10,191,898	4.40%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of September 30, 2025, 33.53% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital if SuRo Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital, as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(4)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2024 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/Quantity	Interest, Fees, or Dividends Credited in Income	Fair Value at December 31, 2023	Transfer In/ (Out)	Purchases and Capitalized Fees	Sales/ Redemptions	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at December 31, 2024	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Preferred Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Preferred shares, Class A	—	$—	$382,381	$—	$4,218	$(374,950)	$(6,780,680)	$6,769,031	$—	—%
Total Preferred Stock		—	382,381	—	4,218	(374,950)	(6,780,680)	6,769,031	—	—%
Common Stock
Clean Technology
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)–Common shares	—	—	—	—	—	—	(10,000)	10,000	—	—%
Mobile Finance Technology
Architect Capital PayJoy SPV, LLC**–Membership Interest in Lending SPV***	$—	955,628	10,000,000	—	—	(10,000,000)	(6,745)	6,745	—	—%
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(6)–Class B Units	1,040,000	—	1,101,695		—	—	—	—	1,101,695	0.70%
Total Common Stock		955,628	11,101,695	—	—	(10,000,000)	(16,745)	16,745	1,101,695	0.70%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(6)–Class W Units	1,600,000	—	498,305	—	—	—	—	—	498,305	0.32%
Total Options		—	498,305	—	—	—	—	—	498,305	0.32%
TOTAL CONTROLLED INVESTMENTS*(2)		$955,628	$11,982,381	$—	$4,218	$(10,374,950)	$(6,797,425)	$6,785,776	$1,600,000	1.02%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Debt Investments
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.) –Convertible Promissory Note 8%, Due 8/23/2024	$—	$—	$1,267,395	$—	$—	$(1,414,278)	$384,102	$(237,219)	$—	—%
Total Debt Investments		—	1,267,395	—	—	(1,414,278)	384,102	(237,219)	—	—%
Preferred Stock
Knowledge Networks
Maven Research, Inc.–Preferred shares, Series C	318,979	—	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred shares, Series B	49,505	—	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(5) – Preferred shares, Series D 8%	329,337	—	653,975	—	—	—	—	(152,349)	501,626	0.32%
StormWind, LLC(5) – Preferred shares, Series C 8%	2,779,134	—	6,804,933	—	—	—	—	(1,427,939)	5,376,994	3.41%
StormWind, LLC(5) – Preferred shares, Series B 8%	3,279,629	—	4,751,064	—	—	—	—	(1,517,142)	3,233,922	2.05%
StormWind, LLC(5) – Preferred shares, Series A 8%	366,666	—	325,903	—	—	—	—	(169,618)	156,285	0.10%
Total Interactive Learning		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Total Preferred Stock		—	12,535,875	—	—	—	—	(3,267,048)	9,268,827	5.88%
Options
Global Innovation Platform
OneValley, Inc. (f/k/a NestGSV, Inc.)–Derivative Security, Expiration Date 8/23/2024	—	—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Total Global Innovation Platform		—	620,927	—	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Warrants	1,796,037	—	1,964,750	(1,964,750)	—	—	—	—	—	—%
Total Options		—	2,585,677	(1,964,750)	13,230	(1,585,722)	(6,982,628)	7,934,193	—	—%
Common Stock
Online Education
Curious.com, Inc.–Common shares	1,135,944	—	—	—	—	—	—	—	—	—%
E-Commerce Marketplace
PSQ Holdings, Inc. (d/b/a PublicSquare)**(3)(4) – Common shares, Class A	—	—	8,542,386	(8,542,386)	—	—	—	—	—	—%
Total Common Stock		—	8,542,386	(8,542,386)	—	—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$—	$24,931,333	$(10,507,136)	$13,230	$(3,000,000)	$(6,598,526)	$4,429,926	$9,268,827	5.88%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2024, 39.56% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital Corp. if SuRo Capital Corp. beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(4)	SuRo Capital Corp.’s ownership percentage in PSQ Holdings, Inc. (d/b/a PublicSquare) decreased to below 5% and as such, PSQ Holdings, Inc. (d/b/a PublicSquare) was no longer classified as an “affiliate investment” as of September 30, 2024. As such, the Company has reflected a “transfer out” of the “Non-Controlled/Affiliate Investment” category above as of September 30, 2024 to indicate that the investment in PSQ Holdings, Inc. (d/b/a PublicSquare), while still held as of December 31, 2024, does not meet the criteria of an affiliate investment as defined in the 1940 Act.

(5)	SuRo Capital Corp.’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(6)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of September 30, 2025, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

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

The Agents will receive a commission from the Company equal to up to 2.0% of the gross sales price of any Shares sold through the Agents under the Sales Agreement and reimbursement of certain expenses. During the three months ended September 30, 2025, the Company paid total commissions and expenses of approximately $198,000, representing approximately 1.8% of gross proceeds. The Sales Agreement contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties and termination provisions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

During the three and nine months ended September 30, 2025, the Company sold 1,230,984 Shares under the ATM Program. During the three and nine months ended September 30, 2024, the Company did not issue or sell Shares under the ATM Program. As of September 30, 2025, up to approximately $88.0 million in aggregate amount of the Shares remain available for sale under the ATM Program.

The following table summarizes certain information relating to shares sold under the ATM Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares sold	1,230,984	—	1,230,984	—
Gross proceeds received	$10,813,144	$—	$10,813,144	$—
Net proceeds received	$10,614,761	$—	$10,614,761	$—
Weighted average price per share	$8.78	$—	$8.78	$—

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per common share–basic:
Net change in net assets resulting from operations	$7,417,093	$(5,452,245)	$68,938,448	$(38,168,774)
Weighted-average common shares–basic	24,371,533	23,378,002	23,893,418	24,058,085
Earnings per common share–basic	$0.30	$(0.23)	$2.89	$(1.59)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$7,417,093	$(5,452,245)	$68,938,448	$(38,168,774)
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	629,186	—	1,870,531	—
Net change in net assets resulting from operations, as adjusted	$8,046,279	$(5,452,245)	$70,808,979	$(38,168,774)
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	4,618,046	—	4,515,027	—
Weighted-average common shares outstanding–diluted(1)	28,989,579	23,378,002	28,408,445	24,058,085
Earnings per common share–diluted	$0.28	$(0.23)	$2.49	$(1.59)

(1)	For the three and nine months ended September 30, 2024, 3,225,808 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common shares because the effect of these shares would have been anti-dilutive.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

As of September 30, 2025 and December 31, 2024, the Company booked a right-of-use asset and operating lease liability of $360,399 and $446,349, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statement of Assets and Liabilities. For the three months ended September 30, 2025 and 2024, the Company incurred $36,627 and $49,512, respectively, of operating lease expense. For the nine months ended September 30, 2025 and 2024, the Company incurred $93,836 and $155,859, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statement of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2025, the remaining lease term was 2.7 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of September 30, 2025:

For the Year Ended December 31,	Amount
2025	$37,710
2026	154,826
2027	159,471
2028	59,689
$411,696

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Basic Share Data
Net asset value at beginning of period	$9.18	$6.94	$6.68	$7.99
Net investment loss(1)	(0.14)	(0.14)	(0.45)	(0.42)
Net realized gain/(loss) on investments(1)	0.21	(0.59)	1.10	(0.59)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	—	(0.01)	<(0.01)	(0.01)
Net change in unrealized appreciation/(depreciation) of investments(1)	0.23	0.50	2.23	(0.57)
Dividends declared	(0.25)	—	(0.25)	—
Issuance of common stock from public offering(1)	(0.03)	—	(0.03)	—
Repurchase of common stock(1)	—	—	—	0.23
Stock-based compensation(1)	0.03	0.03	(0.05)	0.10
Net asset value at end of period	$9.23	$6.73	$9.23	$6.73
Per share market value at end of period	$9.00	$4.04	$9.00	$4.04
Total return based on market value(2)	12.67%	0.75%	57.31%	2.54%
Total return based on net asset value(2)	3.27%	(3.03)%	41.92%	(15.77)%
Shares outstanding at end of period	25,119,091	23,378,002	25,119,091	23,378,002
Ratios/Supplemental Data:
Net assets at end of period	$231,787,028	$157,437,207	$231,787,028	$157,437,207
Average net assets	$217,139,281	$161,407,400	$178,224,292	$179,655,590
Ratio of net operating expenses to average net assets(3)	7.15%	10.10%	8.98%	10.06%
Ratio of net investment loss to average net assets(3)	(6.31)%	(7.91)%	(8.13)%	(7.50)%
Portfolio Turnover Ratio	2.15%	2.30%	5.24%	8.06%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

September 30, 2025

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

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2021–2024 for federal and New York and 2020–2024 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2025, there were no material interest or penalties incurred related to uncertain tax positions.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of September 30, 2025 and December 31, 2024, the Company had deferred debt issuance costs of $260,291 and $468,562, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	September 30, 2025	December 31, 2024
Aggregate principal amount of 6.00% Notes due 2026	$39,667,650	$44,667,400
Direct deduction of deferred debt issuance costs	(260,291)	(468,562)
Total	$39,407,359	$44,198,838

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on September 30, 2025 and December 31, 2024 was $25.06 and $24.50 per note, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the 6.00% Notes due 2026 was $39.8 million and $43.8 million, respectively.

On August 6, 2024, the Company’s Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”), which allows the Company to repurchase up to $35.0 million, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. During the nine months ended September 30, 2025, the Company repurchased and retired $5.0 million of aggregate principal amount of the 6.00% Notes due 2026, resulting in the total use of the authorized amount under the Note Repurchase Program.

6.50% Convertible Notes due 2029

On August 14, 2024, the Company privately issued $25.0 million aggregate principal amount of its 6.50% Convertible Notes due 2029 (the “Initial Notes”) pursuant to a Notes Purchase Agreement (the “Notes Purchase Agreement”) between the Company and the purchaser identified therein (the “Purchaser”). On October 9, 2024, the Company issued an additional $5.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Additional Notes”), which are treated as a single series with the Initial Notes. On January 16, 2025, the Company issued $5.0 million in Additional Notes, which are treated as a single series with the Initial Notes and prior issuances of Additional Notes. As of September 30, 2025, $35.0 million of 6.50% Convertible Notes due 2029 had been issued.

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

September 30, 2025

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

	September 30, 2025	December 31, 2024
Aggregate principal amount of 6.50% Convertible Notes due 2029	$35,000,000	$30,000,000
Direct deduction of deferred debt issuance costs	(928,927)	(948,592)
Total	$34,071,073	$29,051,408

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

Under the Second Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the nine months ended September 30, 2025, the Company granted 31,248 restricted shares to the Company’s non-employee directors pursuant to the Second Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 28, 2025, 48,192 restricted shares related to the 2024 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

During the nine months ended September 30, 2025, the Company granted 350,000 restricted shares to the Company’s officers pursuant to the Second Amended & Restated 2019 Equity Incentive Plan.

For the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $824,448 and $1,969,534, respectively, not including executive and employee forfeits. As of September 30, 2025 and December 31, 2024, there were approximately $5,635,995 and $4,333,337, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the nine months ended September 30, 2025 under the Second Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2024(1)	532,136
Granted	384,248
Vested(2)	(128,802)
Forfeited	(55,000)
Outstanding as of September 30, 2025	732,582
Total vested since inception as of September 30, 2025	1,079,919

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.The Second Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2025 through November 5, 2025, the Company exited or received proceeds from the following investments.

Portfolio Company	Transaction Date	Net Proceeds	Realized Gain/(Loss)(1)
CW Opportunity 2 LP(2)	Various	$7,044,806	$5,304,640
Rebric, Inc. (d/b/a Compliable)	10/16/2025	—	(1,002,755)
True Global Ventures 4 Plus Pte Ltd	10/31/2025	136,712	—
Total		$7,181,518	$4,301,885

(1)	Realized gain does not include adjustments to amounts held in escrow receivable.
(2)	As of November 5, 2025, we continue to hold approximately 71.8% of our investment in CW Opportunity 2, LP.

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

Share Repurchase Program

On October 29, 2025, the Company’s Board of Directors authorized an extension of the Company’s discretionary Share Repurchase Program until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of the Company’s common stock.

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

As of November 5, 2025, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

6.00% Notes Due 2026 - Note Repurchase Program

On October 29, 2025, the Company’s Board of Directors approved an extension of the discretionary note repurchase program (the “Note Repurchase Program”) which allows the Company to repurchase up to an additional $40.0 million or the remaining aggregate principal amount, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. As of November 5, 2025, the dollar value of the 6.00% Notes due 2026 aggregate principal amount was approximately $39.7 million.

Dividends

On November 3, 2025, the Company’s Board of Directors declared a dividend of $0.25 per share payable on December 5, 2025 to the Company’s common stockholders of record as of the close of business on November 21, 2025. The dividend will be paid in cash.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

NOTE 13—SUPPLEMENTAL FINANCIAL DATA

Summarized Financial Information of Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest; however, the Company must disclose certain financial information related to any subsidiaries or other entities that are considered to be “significant subsidiaries” under the applicable rules of Regulation S-X.

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

The Company had no controlled portfolio companies as of September 30, 2025. The Company’s controlled portfolio company as of September 30, 2024, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X.

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

Portfolio and Investment Activity

Nine Months Ended September 30, 2025

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of September 30, 2025 of all of our portfolio investments was $252,195,540.

During the nine months ended September 30, 2025, we funded investments in an aggregate amount of $11,552,884 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.	Senior Preferred Shares, Series 1	1/31/2025	$222,210
Orchard Technologies, Inc.	Simple Agreement for Future Equity	1/31/2025	80,800
Whoop, Inc.	Simple Agreement for Future Equity	2/6/2025	1,000,000
Plaid Inc.(1)	Common Shares, Class A	4/4/2025	4,999,874
Supplying Demand, Inc. (d/b/a Liquid Death)	4.12% Convertible Note Due June 2028	7/29/2025	250,000
HL Digital Assets Inc.(2)	Preferred Shares	9/18/2025	5,000,000
Total			$11,552,884

(1)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital is the Sole Limited Partner. SuRo Capital paid a 7% origination fee at the time of investment.
(2)	HL Digital Assets Inc.’s primary purpose is to invest in HYPE, the digital token of Hyperliquid.

During the nine months ended September 30, 2025, we capitalized fees of $490,070.

During the nine months ended September 30, 2025, we exited or received proceeds from investments in the amount of $49,066,513, net of transaction costs, and realized a net gain on investments of $26,391,459 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain(2)
CoreWeave, Inc.(3)	Various	222,240	$113.99	$25,332,125	$15,328,543
ServiceTitan, Inc.(4)	Various	151,515	$105.07	15,919,649	5,911,416
CW Opportunity 2 LP (5)	Various	N/A	N/A	7,154,496	4,659,961
GrabAGun Digital Holdings Inc. - Warrants(6)	Various	395,512	$1.67	660,243	536,838
Total				$49,066,513	$26,436,758

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of June 20, 2025, we had sold the entirety of our directly held CoreWeave, Inc. public common shares.
(4)	As of June 27, 2025, we had sold our entire position in ServiceTitan, Inc. public common shares.
(5)	As of September 30, 2025, we continue to hold approximately 83.4% of our investment in CW Opportunity 2, LP.
(6)	As of September 30, 2025, SuRo Capital held 1,204,488 remaining GrabAGun Digital Holdings Inc. public warrants.

During the nine months ended September 30, 2025, we did not write-off any investments.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

Operating results for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Investment Income	$459,269	$888,717	$1,125,667	$3,444,161
Interest income	459,269	722,564	777,220	3,256,133
Dividend income	—	166,153	348,447	188,028
Total Operating Expenses	$3,914,084	$4,096,590	$11,964,411	$13,530,561
Compensation expense	1,678,497	1,916,361	4,918,188	6,300,188
Directors’ fees	246,658	171,661	592,718	510,599
Interest expense	1,276,713	1,153,466	3,812,047	3,582,000
Professional fees	394,173	515,244	1,825,254	1,830,628
Income tax expense	—	—	(215,949)	54,894
Other expenses	318,043	339,858	1,032,153	1,252,252
Net Investment Loss	$(3,454,815)	$(3,207,873)	$(10,838,744)	$(10,086,400)
Net realized gain/(loss) on investments	5,196,799	(13,713,512)	26,391,459	(14,167,198)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	(145,244)	(15,873)	(145,244)
Net change in unrealized appreciation/(depreciation) of investments	5,675,109	11,614,384	53,401,606	(13,769,932)
Net Change in Net Assets Resulting from Operations	$7,417,093	$(5,452,245)	$68,938,448	$(38,168,774)

Investment Income

Investment income decreased to $459,269 for the three months ended September 30, 2025 from $888,717 for the three months ended September 30, 2024. The net decrease between periods was primarily due to a decrease in interest income received on cash, in addition to no longer receiving interest income from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024, and the cessation of dividend income from CW Opportunity 2 LP. These decreases were offset by an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note during the three months ended September 30, 2025, relative to the three months ended September 30, 2024.

Investment income decreased to $1,125,667 for the nine months ended September 30, 2025 from $3,444,161 for the nine months ended September 30, 2024. The net decrease between periods was primarily due to the cessation of interest income from short-term U.S. Treasury bills and a decrease in interest income received on cash, in addition to no longer receiving interest income from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024. Additional decreases were related to a decrease in interest income from interest accruals on our debt investment in Xgroup Holdings Limited (d/b/a Xpoint), and a decrease in dividend income from Aventine Property Group, Inc. due to the pause placed on their declaration of dividends that began in August 2024. The decreases were offset by an increase in dividend income from CW Opportunity 2 LP and an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note during the nine months ended September 30, 2025, relative to the nine months ended September 30, 2024.

Operating Expenses

Total operating expenses decreased to $3,914,084 for the three months ended September 30, 2025 from $4,096,590 for the three months ended September 30, 2024. The decrease in operating expense was primarily due to decreases in compensation expense, professional fees, and other expenses. These decreases were partially offset by increases in interest expense and directors’ fees during the three months ended September 30, 2025, relative to the three months ended September 30, 2024.

Total operating expenses decreased to $11,964,411 for the nine months ended September 30, 2025 from $13,530,561 for the nine months ended September 30, 2024. The decrease in operating expense was primarily due to decreases in compensation expense, professional fees, and other expenses, in addition to a decrease in income tax expense due to the receipt of a prior year tax refund. These decreases were partially offset by increases in interest expense and directors’ fees during the nine months ended September 30, 2025, relative to the nine months ended September 30, 2024.

Net Investment Loss

For the three months ended September 30, 2025, we recognized a net investment loss of $3,454,815 compared to a net investment loss of $3,207,873 for the three months ended September 30, 2024. The change between periods resulted from a decrease in total investment income and operating expenses during the three months ended September 30, 2025, relative to the three months ended September 30, 2024.

For the nine months ended September 30, 2025, we recognized a net investment loss of $10,838,744, compared to a net investment loss of $10,086,400 for the nine months ended September 30, 2024. The change between periods resulted from a decrease in total investment income and operating expenses during the nine months ended September 30, 2025, relative to the nine months ended September 30, 2024.

Net Realized Gain/(Loss) on Investments

For the three months ended September 30, 2025, we recognized a net realized gain on our investments of $5,196,799, compared to a net realized loss of $13,713,512 for the three months ended September 30, 2024. The components of our net realized gains or losses on portfolio investments for the three months ended September 30, 2025 and 2024, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the nine months ended September 30, 2025, we recognized a net realized gain on our investments of $26,391,459, compared to a net realized loss of $14,167,198 for the nine months ended September 30, 2024. The components of our net realized gains or losses on portfolio investments for the nine months ended September 30, 2025 and 2024, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $5,675,109. For the three months ended September 30, 2024, we had a net change in unrealized appreciation/(depreciation) of $11,614,384. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended September 30, 2025 and 2024.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2025	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2024
Blink Health, Inc.	$9,937,169	OneValley, Inc. (f/k/a NestGSV, Inc.)(1)	$6,940,288
Whoop, Inc.	5,043,575	SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(1)	6,791,412
Neutron Holdings, Inc. (d/b/a/ Lime)	1,743,996	Whoop, Inc.	4,400,611
Canva, Inc.	1,656,013	CW Opportunity 2 LP	2,908,096
Shogun Enterprises, Inc. (d/b/a Hearth)	1,458,197	Trax, Ltd.	2,798,224
FourKites, Inc.	(1,037,097)	FourKites, Inc.	1,419,554
CW Opportunity 2 LP(1)	(1,355,298)	Blink Health, Inc.	(2,518,714)
GrabAGun Digital Holdings Inc.(1)	(13,822,034)	PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	(3,225,423)
		Learneo, Inc. (f/k/a Course Hero, Inc.)	(8,205,015)
Other(2)	2,050,588	Other(2)	305,351
Total	$5,675,109	Total	$11,614,384

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $53,401,606. For the nine months ended September 30, 2024, we had a net change in unrealized appreciation/(depreciation) of $(13,769,932). The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the nine months ended September 30, 2025 and 2024.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2025	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2024
CW Opportunity 2 LP(1)	$21,746,592	OneValley, Inc. (f/k/a NestGSV, Inc.)(1)	$7,696,978
Whoop, Inc.	12,858,226	SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(1)	6,779,031
ARK Type One Deep Ventures Fund LLC	10,098,367	Blink Health, Inc.	5,660,007
Blink Health, Inc.	5,909,121	Whoop, Inc.	4,219,966
GrabAGun Digital Holdings Inc.(1)	4,875,416	FourKites, Inc.	3,323,577
Shogun Enterprises, Inc. (d/b/a Hearth)	2,930,575	ServiceTitan, Inc.	3,322,322
Canva, Inc.	2,898,908	CW Opportunity 2 LP	2,897,806
Neutron Holdings, Inc. (d/b/a/ Lime)	1,865,975	Trax, Ltd.	2,798,224
PayJoy, Inc.	1,066,839	Varo Money, Inc.	(1,057,947)
PSQ Holdings, Inc. (d/b/a PublicSquare)	(1,095,583)	Orchard Technologies, Inc.	(1,186,533)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(1,512,679)	Forge Global, Inc.	(2,429,255)
ServiceTitan, Inc.(1)	(4,019,481)	StormWind, LLC	(3,890,411)
FourKites, Inc.	(4,159,918)	PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	(5,722,756)
		Learneo, Inc. (f/k/a Course Hero, Inc.)	(35,149,678)
Other(2)	(60,752)	Other(2)	(1,031,263)
Total	$53,401,606	Total	$(13,769,932)

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities—At-the-Market Offering”. On December 17, 2021, we issued $75.0 million aggregate principal amount of our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), of which $39.7 million remain outstanding as of September 30, 2025. In addition, on August 14, 2024, we issued $25.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029, and on October 9, 2024 and January 16, 2025, we issued $5.0 million and $5.0 million, respectively, in aggregate principal amount of the Additional Notes (as defined below), all of which remain outstanding. For additional information, see “Equity Issuances and Debt Capital Activities—6.50% Convertible Notes due 2029” below and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2025.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2025 and 2024, our operating expenses, including interest payments on our debt obligations, were $11,964,411 and $13,530,561, respectively.

Cash Reserves and Liquid Securities	September 30, 2025	December 31, 2024
Cash	$54,549,056	$20,035,640
Restricted cash(1)	38,741	—
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	3,677,992	3,563,407
Subject to other sales restrictions(3)	4,846,400	14,027,713
Securities of publicly traded portfolio companies	8,524,392	17,591,120
Total Cash Reserves and Liquid Securities	$63,112,189	$37,626,760

(1)	Restricted Cash consists of amounts that are held in a separate account and are subject to specific contractual restrictions that limit their availability for general corporate use.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the nine months ended September 30, 2025, cash increased to $54,587,797 from $20,035,640 at the beginning of the year. The increase in cash was primarily due to the sale of public securities and proceeds from the sale of our common stock. The increase was offset by payment of our operating expenses and interest expense on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2025 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$39.7	$—	$39.7	$—	$—
6.50% Convertible Notes due 2029(2)	35.0	—	—	35.0	—
Operating lease liability	0.4	0.1	0.3	—	—
Total	$75.1	$0.1	$40.0	$35.0	$—

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of September 30, 2025. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of September 30, 2025 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of September 30, 2025. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of September 30, 2025 for more information.

Share Repurchase Program

During the three and nine months ended September 30, 2025 and 2024, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. As of September 30, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program is approximately $25.0 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three and nine months ended September 30, 2025, the Company sold 1,230,984 Shares under the ATM Program. During the three and nine months ended September 30, 2024, the Company did not issue or sell Shares under the ATM Program. As of September 30, 2025, up to approximately $88.0 million in aggregate amount of the Shares remain available for sale under the ATM Program.

The following table summarizes certain information relating to shares sold under the ATM Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Number of shares sold	1,230,984	—	1,230,984	—
Gross proceeds received	$10,813,144	$—	$10,813,144	$—
Net proceeds received	$10,614,761	$—	$10,614,761	$—
Weighted average price per share	$8.78	$—	$8.78	$—

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2025 for more information regarding the ATM Program.

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

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to $35.0 million of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. During the three and nine months ended September 30, 2025, the Company repurchased and retired $0 and $5.0 million, respectively, of aggregate principal amount of the 6.00% Notes due 2026, resulting in the total use of the authorized amount under the Note Repurchase Program.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2025 for more information regarding the 6.00% Notes due 2026.

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

Refer to “Part I. Item 2—Recent Developments” and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2025 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2025. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Fiscal 2021:
January 26, 2021(9)	February 5, 2021	February 19, 2021	0.25
March 8, 2021(10)	March 30, 2021	April 15, 2021	0.25
May 4, 2021(11)	May 18, 2021	June 30, 2021	2.50
August 3, 2021(12)	August 18, 2021	September 30, 2021	2.25
November 2, 2021(13)	November 17, 2021	December 30, 2021	2.00
December 20, 2021(14)	December 31, 2021	January 14, 2022	0.75
Fiscal 2022:
March 8, 2022(15)	March 25, 2022	April 15, 2022	0.11
Fiscal 2025:
July 3, 2025(16)	July 21, 2025	July 31, 2025	0.25
Total			$12.35

(1)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the distribution, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share distribution represented a return of capital.
(2)	Of the total distribution of $887,240 on August 24, 2016, $820,753 represented a distribution from realized gains, and $66,487 represented a return of capital.
(3)	All of the $3,512,849 distribution paid on December 12, 2019 represented a distribution from realized gains. None of the distribution represented a return of capital.
(4)	All of the $2,107,709 distribution paid on January 15, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(5)	All of the $2,516,452 distribution paid on August 25, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(6)	All of the $5,071,326 distribution paid on October 20, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(7)	All of the $4,978,504 distribution paid on November 30, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(8)	All of the $4,381,084 distribution paid on January 15, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.
(9)	All of the $4,981,131 distribution paid on February 19, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.

(10)	All of the $6,051,304 distribution paid on April 15, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.
(11)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,335,527 shares of common stock issued in lieu of cash, or approximately 9.6% of our outstanding shares prior to the distribution, as well as cash of $29,987,589. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.07 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on May 12, 13, and 14, 2021. None of the $2.50 per share distribution represented a return of capital.
(12)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,225,193 shares of common stock issued in lieu of cash, or approximately 8.4% of our outstanding shares prior to the distribution, as well as cash of $29,599,164. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.55 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on August 11, 12, and 13, 2021. None of the $2.25 per share distribution represented a return of capital.
(13)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,170,807 shares of common stock issued in lieu of cash, or approximately 7.5% of our outstanding shares prior to the distribution, as well as cash of $28,494,812. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.39 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on November 11, 12, and 13, 2021. None of the $2.00 per share distribution represented a return of capital.
(14)	All of the $23,338,915 distribution paid on January 14, 2022 represented a distribution from realized gains. None of the distribution represented a return of capital.
(15)	All of the $3,441,824 distribution paid on April 15, 2022 represented a distribution from realized gains. None of the distribution represented a return of capital.
(16)

All of the $5,972,027 distribution paid on July 31, 2025 is expected to represent a distribution from realized gains, with no portion expected to represent a return of capital. The final tax characterization will be determined as of December 31, 2025 and reported on Form 1099-DIV.

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements as of September 30, 2025 for more information. The Taxable Subsidiaries included in our Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Consolidated Financial Statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of September 30, 2025 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of September 30, 2025 for more information.

Recent Developments

Share Repurchase Program

On October 29, 2025, our Board of Directors authorized an extension of the Share Repurchase Program until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

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

As of November 5, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million.

6.00% Notes Due 2026 - Note Repurchase Program

On October 29, 2025, our Board of Directors approved an extension of the discretionary note repurchase program (the “Note Repurchase Program”), which allows us to repurchase up to an additional $40.0 million or the remaining aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. As of November 5, 2025, the dollar value of 6.00% Notes due 2026 that remained available to be purchased under the Note Repurchase Program was approximately $39.7 million.

Dividends

On November 3, 2025, the Company’s Board of Directors declared a dividend of $0.25 per share payable on December 5, 2025 to the Company’s common stockholders of record as of the close of business on November 21, 2025. The dividend will be paid in cash.

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of September 30, 2025 for details regarding activity in our investment portfolio from October 1, 2025 through November 5, 2025.

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

Valuation Risk

Our investments may not have a readily available market quotation, as such term is defined in Rule 2a-5 under the 1940 Act, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material. In addition, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. Refer to “Note 4—Investments at Fair Value”.

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of September 30, 2025, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our indirect exposure to the cryptocurrency markets through investments

Cryptocurrencies (also referred to as “virtual currencies” and “digital currencies”) are digital assets that are designed to act as a medium of exchange. Although we have no current intention of directly investing in cryptocurrencies, we have indirect exposure to cryptocurrencies by investing in securities of portfolio companies with operations in the cryptocurrency industry. Cryptocurrencies (some of the most well-known include Bitcoin and Ethereum) are not backed by any government, corporation, or other identified body. Trading markets for cryptocurrencies are subject to an evolving and fragmented regulatory framework. While certain jurisdictions, such as the European Union and the United States, have recently implemented or proposed regulatory regimes, other markets remain less regulated. As a result, cryptocurrency markets may be more exposed to operational or technical issues, as well as the potential for fraud or manipulation, compared with the established, regulated exchanges for securities, derivatives, and traditional currencies.

Cryptocurrencies have been subject to significant fluctuations in value. The value of a cryptocurrency may significantly fluctuate precipitously (including declining to zero) and unpredictably for a variety of reasons, including, but not limited to: investor perceptions and expectations; regulatory changes; general economic conditions; adoption and use in the retail and commercial marketplace; public opinion regarding the environmental impact of the creation (“minting” or “mining”) of cryptocurrency; confidence in, and the maintenance and development of, its network and open-source software protocols such as blockchain for ensuring the integrity of cryptocurrency transactional data; and general risks tied to the use of information technologies, including cybersecurity risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the nine months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2025	—	$—	—	$25,000,000
February 1 through February 28, 2025	—	—	—	25,000,000
March 1 through March 31, 2025	—	—	—	25,000,000
April 1 through April 30, 2025	—	—	—	25,000,000
May 1 through May 31, 2025	—	—	—	25,000,000
June 1 through June 30, 2025	—	—	—	25,000,000
July 1 through July 31, 2025	—	—	—	25,000,000
August 1 through August 31, 2025	—	—	—	25,000,000
September 1 through September 30, 2025	—	—	—	25,000,000
Total	—		—

(1)	On October 9, 2024, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2025 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three and nine months ended September 30, 2025, we did not repurchase shares of common stock under the Share Repurchase Program. As of September 30, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2025.

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

SURO CAPITAL CORP.

Date:	November 5, 2025	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 5, 2025	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

