Form 10-K
period 2025-12-31
SURO CAPITAL CORP.
filed 2026-03-11
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2025, based on the closing price on that date of $8.21 on the Nasdaq Global Select Market, was $179,919,391. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. The issuer had 25,387,756 shares of common stock, $0.01 par value per share, outstanding as of March 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2026 annual meeting of stockholders (the “2026 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

On and effective June 22, 2020, we changed our name to “SuRo Capital Corp.” from “Sutter Rock Capital Corp.” On and effective March 12, 2019, our board of directors (“Board of Directors”) approved internalizing our operating structure (“Internalization”) and we began operating as an internally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with our management.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes, which may include, among others, Artificial Intelligence Infrastructure & Applications, Consumer Goods & Services, Software-as-a-Service, Financial Technology & Services, and Logistics & Supply Chain. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies that we evaluate.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS”. The net asset value per share of our common stock on December 31, 2025 was $8.09. On March 10, 2026, the last reported sale price of a share of our common stock on the Nasdaq Global Select Market was $9.68.

Operating and Regulatory Structure

We formed in 2010 as a Maryland corporation and operate as an internally managed, non-diversified closed-end management investment company. As an internally managed BDC, we are managed by our employees, rather than the employees of an external investment adviser. Our investment activities are supervised by our Board of Directors and managed by our executive officers and investments professionals, all of which are our employees.

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

We have elected to be treated as a RIC under Subchapter M of the Code and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2025 for more information.

Human Capital Resources

As of December 31, 2025, we had nine employees, each of whom was directly employed by us. These employees include our executive officers, investment and finance professionals, and administrative staff. All of our employees are located in the United States at our principal executive office and headquarters located at 640 Fifth Avenue, 12th Floor, New York, NY 10019 and our additional office located at One Sansome Street, Suite 730, San Francisco, CA 94104. Our telephone number is (212) 931-6331.

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

We believe these trends underscore one of our key value propositions to shareholders: while value creation has increasingly taken place in the private markets, access to this value creation has generally been limited to venture capital, private equity and similar large institutional investors. Our goal is to broaden access to this value creation through our portfolio of private companies. Additionally, as a publicly traded BDC, we provide investors liquidity in an asset class that has historically been highly illiquid.

Finally, we believe our focus on growth-stage and pre-IPO companies offers a compelling entry point for investors. Unlike early-stage venture capital funds, whose portfolio companies generally are earlier in their life-cycle with longer timelines to potential exits, we primarily invest in late-stage companies with relatively shorter time horizons to expected liquidity. As a result, we offer shareholders access to private companies before their expected liquidity events, such as an IPO, but with relatively shorter time horizons to liquidity compared to traditional venture capital funds.

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

Our investment objective is to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. We have adopted the following business strategies to achieve our investment objective:

●	Identify high quality growth companies. Based on our extensive experience in analyzing technology trends and markets, we have identified several technology sub-sectors, including Artificial Intelligence Infrastructure & Applications, Consumer Goods & Services, Software-as-a-Service, Financial Technology & Services, and Logistics & Supply Chain, as opportunities where we believe companies are capable of producing substantial growth. We rely on our collective industry knowledge as well as an understanding of where leading venture capitalists and other institutional investors are investing.

We leverage a combination of our relationships throughout the start-up, technology, and finance ecosystems as well as our independent research to identify leaders in our targeted sub-sectors that we believe are differentiated and best positioned for sustained growth. Our team continues to expand our sourcing network in order to evaluate a wide range of investment opportunities in companies that demonstrate strong operating fundamentals. We target businesses that have been shown to provide scaled valuation growth before a potential IPO or strategic exit.

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

Investment Process

Concentrated Technology-Related Focus

Our executive officers and investment professionals have identified six key investment themes from which we have seen significant numbers of high-growth companies emerge: Artificial Intelligence Infrastructure & Applications, Consumer Goods & Services, Software-as-a-Service, Education Technology, Financial Technology & Services, and Logistics & Supply Chain. However, the opportunity set of high-growth venture-backed technology companies extends beyond these key investment themes into much broader markets. These broad markets have the potential to produce disruptive technologies, reach a large addressable market, and provide significant commercial opportunities. Within these areas, we have identified trends that could create significant positive effects on growth such as globalization, consolidation, branding, convergence and network effects. Thus, while we remain focused on selecting market leaders within the key investment themes identified, our executive officers and investment professionals actively seek out promising investments across a diverse selection of new technology subsectors.

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

Portfolio Overview

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock(1)	$169,631,231	75.2%	$151,003,991	72.1%
Common Stock(2)	46,713,129	20.7%	35,922,154	17.2%
Debt Investments	756,339	0.3%	506,339	0.2%
Options(3)	4,201,543	1.9%	4,357,138	2.1%
Private Portfolio Companies	221,302,242	98.1%	191,789,622	91.6%
Publicly Traded Portfolio Companies:
Common Stock	3,586,956	1.6%	16,154,290	7.7%
Options	622,307	0.3%	1,436,830	0.7%
Publicly Traded Portfolio Companies	4,209,263	1.9%	17,591,120	8.4%
Total Investments	$225,511,505	100.0%	$209,380,742	100.0%

(1)

As of December 31, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. As of December 31, 2024, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.

(2)	As of December 31, 2025, Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc. As of December 31, 2024, Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	As of December 31, 2025, Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc. As of December 31, 2024, Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

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

There is inherent subjectivity in determining the fair value of our investments. We expect that most of our portfolio investments, other than those for which market quotations are readily available and that may be sold without restriction, will be valued at fair value as determined in good faith by our Board of Directors, with the assistance of our Valuation Committee. Furthermore, when calculating NAV, we also consider our recognition of a deferred tax liability for unrealized gains on investments for those investments held in our taxable subsidiaries. See “Note 1—Nature of Operations” to our Consolidated Financial Statements for the year ended December 31, 2025 for a list of our taxable subsidiaries.

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

Material U.S. Federal Income Tax Considerations

Included in our consolidated financial statements are GSV Capital Lending, LLC, SuRo Capital Sports, LLC, 1789 Capital Nirvana II LP, SRCI Advisors, LLC, and the following wholly owned subsidiaries: GSVC AE Holdings, Inc., GSVC AV Holdings, Inc., GSVC SW Holdings, Inc., and GSVC SVDS Holdings, Inc (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are classified as corporations for U.S. federal and state income tax purposes. The Taxable Subsidiaries are not consolidated for income tax purposes and will be subject to U.S. federal income tax imposed at corporate rates on their income.

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

See “Risk Factors—Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2025 for further detail.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, you should consider carefully the following information before making an investment in our securities. Although the risks described below represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not presently known to us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by its lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our investments in such portfolio company. In addition, borrowers may file for bankruptcy protection to stay foreclosure proceedings, which could delay our ability to enforce our rights. Deterioration in a portfolio company’s financial condition is often accompanied by a corresponding deterioration in the value of any collateral securing our investment. We may also incur significant expenses in connection with seeking recovery of our equity investment or negotiating new terms with a financially distressed portfolio company. Any or all of these events could have a material adverse effect on our business, financial condition, or results of operations.

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

The IPO market is, by its very nature, unpredictable, and IPO activity in particular has slowed significantly in recent years, which trend may remain for the foreseeable future. A lack of IPO opportunities for venture capital-backed companies could lead to companies staying in our portfolio longer as private entities still requiring funding. If we need to dispose of certain investments to meet liquidity requirements or other operational needs, such investments may be sold for less than their potential value. This situation may adversely affect the amount of available venture capital funding to late-stage companies that cannot complete an IPO. Such stagnation could dampen our returns or could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO opportunities for venture capital-backed companies may also cause some venture capital firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital. This might result in unrealized depreciation and realized losses in such companies by other investment funds, like us, who are co-investors in such companies. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.

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

In addition, even if a portfolio company completes an IPO, we are typically unable to sell our position until any applicable post-IPO lock-up restriction expires. As a result, the market price of securities that we hold may decline substantially before we are able to sell them following an IPO. There can be no assurance that a meaningful trading market will develop for our publicly traded portfolio companies following an IPO, which may limit our ability to liquidate our positions when desired. The lack of liquidity in our investments may adversely affect our business, financial condition, and results of operations.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. For example, as of December 31, 2025, 87.5% of our NAV was comprised of investments in ten portfolio companies. Beyond the asset diversification requirements necessary to qualify as a RIC, we have general guidelines for diversification; however, our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of market sectors, including in technology-related sectors. As a result, a downturn in any market sector in which a significant number of our portfolio companies operate or the deterioration of the market position of any portfolio company in which we have a material position could materially adversely affect us.

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

Given the experience of our executive officers and investment professionals within the technology space, a number of the companies in which we have invested and intend to invest operate in technology-related sectors, and as of December 31, 2025, our largest industry concentrations of our total investments at fair value were in the artificial intelligence infrastructure & applications sector, which represented approximately 30.6% of our portfolio, and the consumer goods & services sector, which represented approximately 21.2% of our portfolio. Additionally, our investments in the software-as-a-service (“SaaS”) sector represented approximately 19.8% of our portfolio, and our investments in the educational technology sector represented approximately 10.5% of our portfolio. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our business and results of operations.

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

Our investment in the SaaS sector is subject to substantial risks. The rapid emergence of AI-first companies and generative AI tools poses significant competitive threats to traditional SaaS business models. AI-native companies are increasingly launching vertical-specific applications that directly compete with established SaaS vendors, demonstrating how AI agents and autonomous AI systems could displace traditional business applications. Our portfolio companies may face margin pressure, customer churn, and declining recurring revenue if they fail to effectively integrate AI capabilities, differentiate their offerings from AI-native competitors, or adapt their technology platforms to meet evolving customer expectations for AI-powered functionality. The shifting technology landscape may require significant investment in research and development, product reimagination, and go-to-market strategy changes that our portfolio companies may be unable or unwilling to undertake. In addition, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SaaS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SaaS industry, could create new legal or regulatory burdens on these portfolio companies that could have a material adverse effect on their respective operations. Our SaaS portfolio companies may incur significant operating losses and negative cash flows during certain times of their respective life cycles, resulting in an adverse impact on their operations. Because our SaaS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections or may switch to lower-cost AI-native alternatives that offer superior functionality or automation capabilities. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SaaS industry encounter financial difficulty.

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

Our total investment in any one of our portfolio companies may be significant to our NAV. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the cost and fair value of our ten largest portfolio company positions as of December 31, 2025:

Portfolio Company	Cost	Fair Value	% of Net Asset Value
ARK Type One Deep Ventures Fund LLC(1)	$17,696,568	$42,212,173	20.6%
Whoop, Inc.	11,013,088	28,357,435	13.8%
Blink Health, Inc.	15,004,340	21,001,638	10.2%
Canva, Inc.	10,058,820	15,432,563	7.5%
Learneo, Inc. (f/k/a Course Hero, Inc.)	14,999,972	15,369,348	7.5%
CW Opportunity 2 LP(2)	10,384,558	14,659,078	7.1%
IH10, LLC(3)	12,273,784	12,132,897	5.9%
Locus Robotics Corp.	10,004,286	11,995,290	5.8%
Supplying Demand, Inc. (d/b/a Liquid Death)	10,256,296	10,249,996	5.0%
Shogun Enterprises, Inc. (d/b/a Hearth)	8,040,806	8,289,899	4.0%
Total	$119,732,518	$179,700,317	87.5%

(1)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Series A-2 Preferred Shares of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC.
(2)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Stock of CoreWeave, Inc.
(3)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital Corp. is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC.

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

While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regard to the regulatory requirements for BDCs, non-U.S. investments do not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

Risks related to our indirect exposure to the cryptocurrency markets through investments.

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

From time to time, capital markets may experience periods of disruption and instability, including during recent fiscal years. Since 2020, the U.S. capital markets have experienced extreme volatility and disruption. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of recent market disruption and instability, including uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers,and geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in Europe and the Middle East, as well as the failure of major financial institutions,significant volatility has been introduced in the financial markets. The effect of this volatility has materially impacted and could continue to materially impact our market risks. It is difficult to predict the full impact of these conditions on our business. The extent of any such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, changes in interest rates and inflation rates, global conflicts, health epidemics and pandemics and the actions taken by governments in response to these conditions.

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

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital, and our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage (as defined in the 1940 Act) must equal at least 200% (or 150% if certain requirements are met) immediately after each time we incur indebtedness. The continuance or reappearance of market conditions similar to those experienced during recent fiscal years for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Significant volatility and disruption has had, and in the future may have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume, as part of our valuation process, that our investments are sold in orderly mark-to-market transactions between market participants. As a result, volatility in the capital markets can adversely affect our investment valuations.

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

Financial Institution Risk and Distress Events may have a negative impact on our business and operations.

An investment in us is subject to the risk that one or more of our banks, brokers, hedging counterparties, lenders or other custodians of some or all of our assets (each, a “Financial Institution”) may fail to perform its obligations or experience insolvency, closure, receivership or other financial distress or difficulty, similar to that experienced by Silicon Valley Bank and Signature Bank in March 2023 (each, a “Distress Event”). Distress Events can be caused by various factors,including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. In the event a Financial Institution experiences a Distress Event, we may not be able to access deposits, borrowing facilities or other services for an extended period of time or at all. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation (“FDIC”), in the case of banks, or the Securities Investor Protection Corporation (“SIPC”), in the case of certain broker-dealers, amounts in excess of the relevant insurance limits are subject to risk of loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. In the event of a failure of a banking institution, access to our bank accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC (and similar considerations may apply to banking institutions in other jurisdictions not subject to FDIC protection). In such instances, we may not recover such excess, uninsured amounts and instead would only have an unsecured claim against the banking institution and participate pro rata with other unsecured creditors in the residual value of the banking institution’s assets. In addition, we may not be able to identify all potential solvency or stress concerns with respect to a Financial Institution or to transfer assets from one Financial Institution to another in a timely manner in the event a Financial Institution comes under stress or fails. Although in recent years governmental intervention has resulted in additional protections for depositors, there can be no assurance that governmental intervention will be successful or avoid the risk of loss, substantial delays or negative impact on banking or brokerage conditions or markets.

Distress Events affecting Financial Institutions may also adversely impact our portfolio companies, which may maintain deposits or banking relationships with such institutions. Banking disruptions affecting portfolio companies could impair their ability to access working capital, make payroll, meet operating expenses or service their obligations to us, which could result in defaults, reduced valuations or credit losses.Any such events could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Following a period of elevated interest rates implemented to address inflation concerns, the Federal Reserve commenced a cycle of interest rate reductions in late 2024, with the most recent cut occurring in the fourth quarter of 2025. The Feder Reserve has indicated that additional rate cuts may occur in the future; however, future reductions to benchmark rates are not certain. We may borrow money and issue debt securities or preferred stock to make investments, and if we do so, our net investment income will be dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. While we are principally invested in the equity and equity-related securities of our portfolio companies, to the extent we have debt investments with floating rates, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease. While a decrease in interest rates may reduce our borrowing costs, it could also reduce the portfolio yield on our floating-rate investments, thereby decreasing our net income. Conversely, any future increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and could also increase our our interest expense, thereby decreasing our net income. Additionally, fluctuations in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock. Further, changes in interest rates could also adversely affect our performance if such changes cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve’s recent interest rate reductions could also result in increased inflation, which may necessitate a return to a more restrictive monetary policy or otherwise adversely affect the operating results of our portfolio companies, either of which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding international trade policies, treaties, sanctions, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results, which could in turn adversely impact our results of operations. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of our investments particularly if interest rates rise in response to inflation. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. See “—We are exposed to risks associated with changes in interest rates.”

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

Conversely, “anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our investment activities as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose us to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. At the state level, in October 2023, California enacted legislation (Senate Bills 253 and 261) that would require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. As of November 2025, the Ninth Circuit Court of Appeals has granted a temporary injunction of SB 261 (requiring climate-related financial risk reporting), while SB 253 (requiring greenhouse gas emissions disclosure) remains in force with initial compliance deadlines anticipated in 2026, subject to ongoing legal challenges. Compliance with any of these new laws or regulations could increase our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us.

The U.S. government has imposed, and may in the future increase, tariffs on certain countries and commodities. In response, certain foreign trading partners have imposed, and may continue to impose, retaliatory tariffs on certain U.S. goods. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements negotiated while IEEPA tariffs were in effect remain in force. In addition, the current administration has announced widely applicable tariffs pursuant to other statutory authorities, including the Trade Act of 1974, effective February 24, 2026, and has indicated that it will continue seeking to impose tariffs through additional statutory authorities. The scope and implications of the Supreme Court’s decision may create further market uncertainty, including with respect to the availability of refunds for tariffs previously collected under IEEPA and the imposition of new tariffs under alternative authorities.

These developments have created significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties and the imposition of new or increased tariffs.Such developments, or the continued uncertainty relating to U.S. trade policies,could have a material adverse effect on global economic conditions and the stability of global financial markets, and may reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has also contributed to increased market volatility. Any of these factors could depress economic activity,restrict our portfolio companies’ access to suppliers or customers, increase costs, decrease margins and reduce the competitiveness of products and services offered by our portfolio companies.These factors may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the market price of our common stock to decline. The ultimate impact of these or similar future events on the United States and other economies, specific industries, our business or our portfolio companies cannot be predicted with certainty; however, any such impact could be material and adverse to us.

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

	Assumed Return on Our Portfolio
	(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(13.44)%	(7.95)%	(2.46)%	3.04%	8.53%

(1)	Assumes $225.5 million in total portfolio assets, and $70.8 million in outstanding debt related to our 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029 as of December 31, 2025.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue debt securities or preferred stock to leverage our capital structure. As a result:

●	shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

●	any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;

●	if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●	our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% (or 150% if certain requirements are met), and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

●	any future credit facility we may enter into would be subject to periodic renewal by the lenders party thereto, whose continued participation cannot be guaranteed;

●	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness;

●	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on such securities;

●	if we issue preferred stock, the special voting rights and preferences of preferred stockholders may result in such stockholders having interests that are not aligned with the interests of our common stockholders, and the rights of our preferred stockholders to dividends and liquidation preferences will be senior to the rights of our common stockholders;

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares; and

●	any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 200% (or 150% if certain requirements are met).

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio equals at least 200% (or 150% if certain requirements are satisfied) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our senior securities at a time when such sales may be disadvantageous.

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

We may in the future issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively (along with the 6.00% Notes due 2026 and the 6.50% Convertible Notes due 2029) as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain conditions are satisfied) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

We elected to be treated as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2014, have qualified to be treated as a RIC for subsequent taxable years and expect to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1. Business—Material U.S. Federal Income Tax Considerations” and “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements for the year ended December 31, 2025 for more information.

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

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to operate as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not be subject to U.S. income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain conditions are satisfied) at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

We will likely experience fluctuations in our operating results due to a number of factors, including the rate at which we make new investments, the level of our expenses, changes in the valuation of our portfolio investments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. For example, since inception through December 31, 2025, we have experienced substantial cumulative negative cash flows from operations. These fluctuations may in certain cases be exaggerated as a result of our focus on realizing capital gains rather than current income from our investments. In addition, there can be no assurance that we will be able to locate or acquire investments that are of a similar nature to those currently in our portfolio. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

The 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029 rank pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by us. The 6.00% Notes due 2026 also rank pari passu with, or equal to, our general liabilities (total liabilities, less debt). In total, these general liabilities were approximately $0.9 million as of December 31, 2025. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of such indebtedness may assert rights equal to the holders of the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029, which may limit recovery by the holders of these debt securities.

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

The possibility that our shares will trade at a discount from NAV or at premiums that are unsustainable are risks separate and distinct from the risk that our NAV per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in NAV per share. As of March 10, 2026, the closing price of our common stock on the Nasdaq Global Select Market was $9.68 per share, which represented an approximately 19.7% premium to our NAV of $8.09 per share as of December 31, 2025.

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

Concerns about U.S. fiscal policy, including federal debt levels, budget deficits, and recurring debates over the debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its creditworthiness could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Global economic conditions and geopolitical tensions pose ongoing risks to our business and portfolio companies. Financial markets have been affected by a number of factors, including: geopolitical conflicts such as the Russia-Ukraine war and ongoing tensions in the Middle East; instability in global energy and commodity markets; persistent inflationary pressures and central bank policy responses; economic slowdowns in major economies including China and the European Union; sovereign debt concerns in emerging markets; periodic banking sector stress and liquidity events; and the lingering structural impacts of prior global disruptions. While the acute phase of the COVID-19 pandemic has passed, residual effects on supply chains, labor markets, and business operations continue to affect certain sectors. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that government assistance packages or central bank interventions will be available or sufficient to stabilize markets affected by financial or economic crises. To the extent that economic uncertainty, geopolitical instability, or policy changes negatively impact consumer confidence, business investment, credit availability, or capital markets functioning, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

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

Changes in presidential administrations have called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. Following the 2024 presidential election and transition to a new administration in January 2025, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Policy shifts associated with changes in administrations have created a climate of heightened uncertainty and introduced new and difficult-to-quantify economic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. For example, the current administration has announced or implemented policies affecting tariffs, trade relationships, federal agency operations, DEI initiatives, environmental regulations, and financial services oversight, which may affect our business and portfolio companies.

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Act, including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Additionally, changes to the structure, funding, or priorities of federal regulatory agencies, including the SEC, could affect the regulatory environment in which we operate. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of financial reform legislation or future policy changes, these changes could be materially adverse to us and our stockholders.

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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The rapid evolution and scale of artificial intelligence technologies also may increase the likelihood or effectiveness of cyber-attacks. The occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks, including malware and computer virus attacks, unauthorized access, physical and electronic break-ins, unauthorized tampering, system failures and disruptions. Network, system, application and data breaches could result in operational disruptions, information misappropriation, theft, publication, deletion or modification of private and sensitive information (including nonpublic personal information related to stockholders and material non-public information), damage to our reputation, financial losses, litigation, regulatory penalties, customer dissatisfaction or loss, and increased costs associated with mitigation and remediation. We and our portfolio companies are subject to numerous laws and regulations relating to privacy and data protection. The scope of data protection and privacy laws and regulations is rapidly evolving and subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns or comply with applicable laws and regulations could result in regulatory and third-party liability, increased costs, disruption to operations, and reputational damage.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access. Like other companies, we may experience threats to our data and systems that could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations. The systems we have implemented to manage cybersecurity risks could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data.

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

Technological innovations and industry disruptions, including those related to artificial intelligence and machine learning, may negatively impact us.

There continues to be significant evolution and developments in the use of artificial intelligence and machine learning technology (“AI”), such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. AI has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render our models obsolete or create new and unpredictable operational, legal and/or regulatory risks. We may incorporate, directly or through third-party vendors, the use of AI into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow.

As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy, adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, and AI could provide results that contain, in whole or in part, inaccurate information, which may be difficult to identify. It may be difficult or impossible to modify such AI to eliminate these occurrences. Any such inaccuracies or errors could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Conversely, to the extent competitors utilize AI more extensively than we and our portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

We and our portfolio companies could be exposed to the risks of AI if third-party service providers or any counterparties use AI in their business activities. We are not in a position to control the use of AI in third-party products or services. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business, the impact of which is unknown. Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. Use of AI could include the input of confidential information (including material non-public information) in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part of a dataset that is accessible by other third-party AI applications and users. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. AI and its applications, including in the private investment and financial sectors, are likely to continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSSS.” Prior to November 24, 2021, our common stock traded on the Nasdaq Capital Market under the same symbol (“SSSS”). Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Securities.” The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2025, 2024 and 2023, the NAV per share of our common stock, the range of high and low closing sales prices for our common stock, and such closing sales price as a percentage (premium and discount) to our NAV per share. The closing market prices reported below have been adjusted to give retroactive effect to material changes resulting from stock dividends. The reported closing market price of our common stock on March 10, 2026 was $9.68 per share, which represented an approximately 19.7% premium to our NAV of $8.09 per share as of December 31, 2025.

		Price Range		High Close Price as a Premium/(Discount)	Low Close Price as a Premium/(Discount)
	NAV(1)	High	Low	to NAV(2)	to NAV(2)
Fiscal 2025
Fourth Quarter	$8.09	$10.22	$8.83	26.3%	9.1%
Third Quarter	9.23	9.32	8.05	1.0	(12.8)
Second Quarter	9.18	8.27	4.46	(9.9)	(51.4)
First Quarter	6.66	6.66	4.97	—	(25.4)
Fiscal 2024
Fourth Quarter	$6.68	$6.38	$4.62	(4.5)%	(30.8)%
Third Quarter	6.73	4.93	3.63	(26.7)	(46.1)
Second Quarter	6.94	4.46	3.76	(35.7)	(45.8)
First Quarter	7.17	4.72	3.39	(34.2)	(52.7)
Fiscal 2023
Fourth Quarter	$7.99	$4.32	$3.51	(45.9)%	(56.1)%
Third Quarter	8.41	4.31	3.19	(48.8)	(62.1)
Second Quarter	7.35	3.93	3.20	(46.5)	(56.5)
First Quarter	7.59	4.64	2.93	(38.9)	(61.4)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low close prices. The NAV per share figures shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low close sales price divided by the NAV and subtracting 1.

Holders

As of March 10, 2026, there were 17 holders of record of our common stock (including Cede & Co.).

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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through December 31, 2025. The table is divided by fiscal year according to record date:

Date Declared	Record Date	Payment Date	Amount per Share
Fiscal 2015:
November 4, 2015(1)	November 16, 2015	December 31, 2015	$2.76
Fiscal 2016:
August 3, 2016(2)	August 16, 2016	August 24, 2016	0.04
Fiscal 2019:
November 5, 2019(3)	December 2, 2019	December 12, 2019	0.20
December 20, 2019(4)	December 31, 2019	January 15, 2020	0.12
Fiscal 2020:
July 29, 2020(5)	August 11, 2020	August 25, 2020	0.15
September 28, 2020(6)	October 5, 2020	October 20, 2020	0.25
October 28, 2020(7)	November 10, 2020	November 30, 2020	0.25
December 16, 2020(8)	December 30, 2020	January 15, 2021	0.22
Fiscal 2021:
January 26, 2021(9)	February 5, 2021	February 19, 2021	0.25
March 8, 2021(10)	March 30, 2021	April 15, 2021	0.25
May 4, 2021(11)	May 18, 2021	June 30, 2021	2.50
August 3, 2021(12)	August 18, 2021	September 30, 2021	2.25
November 2, 2021(13)	November 17, 2021	December 30, 2021	2.00
December 20, 2021(14)	December 31, 2021	January 14, 2022	0.75
Fiscal 2022:
March 8, 2022(15)	March 25, 2022	April 15, 2022	0.11
Fiscal 2025:
July 3, 2025(16)	July 21, 2025	July 31, 2025	0.25
November 3, 2025(17)	November 21, 2025	December 5, 2025	0.25
Total			$12.60

(1)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,860,903 shares of common stock issued in lieu of cash, or approximately 14.8% of our outstanding shares prior to the distribution, as well as cash of $26,358,885. The number of shares of common stock comprising the stock portion was calculated based on a price of $9.425 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on December 28, 29 and 30, 2015. None of the $2.76 per share distribution represented a return of capital.
(2)	Of the total distribution of $887,240 on August 24, 2016, $820,753 represented a distribution from realized gains, and $66,487 represented a return of capital.
(3)	All of the $3,512,849 distribution paid on December 12, 2019 represented a distribution from realized gains. None of the distribution represented a return of capital.
(4)	All of the $2,107,709 distribution paid on January 15, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(5)	All of the $2,516,452 distribution paid on August 25, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(6)	All of the $5,071,326 distribution paid on October 20, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.

(7)	All of the $4,978,504 distribution paid on November 30, 2020 represented a distribution from realized gains. None of the distribution represented a return of capital.
(8)	All of the $4,381,084 distribution paid on January 15, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.
(9)	All of the $4,981,131 distribution paid on February 19, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.
(10)	All of the $6,051,304 distribution paid on April 15, 2021 represented a distribution from realized gains. None of the distribution represented a return of capital.
(11)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,335,527 shares of common stock issued in lieu of cash, or approximately 9.6% of our outstanding shares prior to the distribution, as well as cash of $29,987,589. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.07 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on May 12, 13, and 14, 2021. None of the $2.50 per share distribution represented a return of capital.
(12)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,225,193 shares of common stock issued in lieu of cash, or approximately 8.4% of our outstanding shares prior to the distribution, as well as cash of $29,599,164. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.55 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on August 11, 12, and 13, 2021. None of the $2.25 per share distribution represented a return of capital.
(13)	The distribution was paid in cash or shares of our common stock at the election of stockholders, although the total amount of cash distributed to all stockholders was limited to approximately 50% of the total distribution to be paid to all stockholders. As a result of stockholder elections, the distribution consisted of 2,170,807 shares of common stock issued in lieu of cash, or approximately 7.5% of our outstanding shares prior to the distribution, as well as cash of $28,494,812. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.39 per share, which equaled the average of the volume weighted-average trading price per share of our common stock on November 11, 12, and 13, 2021. None of the $2.00 per share distribution represented a return of capital.
(14)	All of the $23,338,915 distribution paid on January 14, 2022 represented a distribution from realized gains. None of the distribution represented a return of capital.
(15)	All of the $3,441,824 distribution paid on April 15, 2022 represented a distribution from realized gains. None of the distribution represented a return of capital.
(16)	All of the $5,972,027 distribution paid on July 31, 2025 represented a distribution from realized gains. None of the distribution represented a return of capital.
(17)	All of the $6,281,422 distribution paid on December 5, 2025 represented a distribution from realized gains. None of the distribution represented a return of capital.

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our consolidated financial statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Consolidated Financial Statements as of December 31, 2025 for more information. The Taxable Subsidiaries included in our Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

On July 31, 2019, our Board of Directors originally approved and adopted the SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan (the “Amended Equity Incentive Plan”) and on June 19, 2020, stockholders approved the Amended Equity Incentive Plan. On April 1, 2025, the Board of Directors approved and adopted the Second Amended and Restated 2019 Equity Incentive Plan, and on May 28, 2025, stockholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the “Second Amended Equity Incentive Plan”), which amended, restated and superseded the Company’s Amended Equity Incentive Plan. The Second Amended Equity Incentive Plan provides stock-based awards as long-term incentive compensation to our employees, including our executive officers. We use stock-based awards to (i) attract and retain key employees and officers, (ii) motivate employees and officers by means of performance-related incentives to achieve long-range performance goals, (iii) enable employees and officers to participate in our long-term growth, (iv) link employees’ compensation to the long-term interests of stockholders, (v) recognize individual contributions to corporate strategic priorities and to our long-term performance and (vi) provide competitive total direct compensation. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has authority to select the persons to receive stock-based awards, and our Board of Directors may also grant awards and administer the Second Amended Equity Incentive Plan in its sole discretion. At the time of each award, the Compensation Committee determines the terms of the award in its sole discretion, including any performance period (or periods) and any performance objectives relating to the award. We do not have any equity compensation plan that has not been approved by our stockholders.

The following table details the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	2,046,017
Equity compensation plans not approved by security holders	—	—	—
Total			2,046,017

Performance Graph

The following graph compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the five years ended December 31, 2025. The graph assumes that, on December 31, 2020, a person invested $100.00 in our common stock, at the closing price of our common stock on December 31, 2020, and in the Standard & Poor’s 500 Stock Index and the Nasdaq Stock Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities on the respective dividend dates without commissions.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
SSSS	$100.00	$172.71	$51.29	$53.14	$79.43	$134.86
S&P 500 Index	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
Nasdaq Stock Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33

The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the year ended December 31, 2025 is as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2025	—	$—	—	$25,000,000
February 1 through February 28, 2025	—	—	—	25,000,000
March 1 through March 31, 2025	—	—	—	25,000,000
April 1 through April 30, 2025	—	—	—	25,000,000
May 1 through May 31, 2025	—	—	—	25,000,000
June 1 through June 30, 2025	—	—	—	25,000,000
July 1 through July 31, 2025	—	—	—	25,000,000
August 1 through August 31, 2025	—	—	—	25,000,000
September 1 through September 30, 2025	—	—	—	25,000,000
October 1 through October 31, 2025	—	—	—	25,000,000
November 1 through November 30, 2025	—	—	—	25,000,000
December 1 through December 31, 2025	—	—	—	25,000,000
Total	—		—

(1)	On August 8, 2017, we announced the $5.0 million discretionary open-market Share Repurchase Program (the “Share Repurchase Program”) under which our Board of Directors authorized the repurchase of shares of our common stock in the open market until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock. Following several intervening approvals from our Board of Directors to increase the amount of shares of our common stock that may be repurchased under the discretionary Share Repurchase Program and/or extend the Share Repurchase Program to later expiration dates, most recently, on October 29, 2025, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the year ended December 31, 2025, we did not repurchase any shares of common stock under the Share Repurchase Program. As of December 31, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million.
(2)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, CBIZ CPAs P.C., on the senior securities table, as of December 31, 2025, is attached as an exhibit to this annual report on Form 10-K. The report of our former independent registered public accounting firm, Marcum LLP, on the senior securities table, as of December 31, 2024, 2023, 2022 and 2021, is attached as an exhibit to this annual report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit
6.50% Convertible Notes due 2029
Fiscal 2025(4)	$35,000,000	$3,899	—	N/A
Fiscal 2024(5)	30,000,000	3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018	—	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
6.00% Notes due 2026
Fiscal 2025(6)	$35,829,825	$3,899	—	$24.76
Fiscal 2024(6)	44,667,400	3,110	—	24.20
Fiscal 2023(6)	75,000,000	3,711	—	23.40
Fiscal 2022(6)	75,000,000	3,800	—	24.83
Fiscal 2021(6)	75,000,000	5,865	—	25.52
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018	—	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
4.75% Convertible Senior Notes due 2023
Fiscal 2025	$—	$3,899	—	N/A
Fiscal 2024	—	3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021(7)	—	5,865	—	N/A
Fiscal 2020(7)	38,215,000	8,892	—	N/A
Fiscal 2019	40,000,000	5,998	—	N/A
Fiscal 2018	40,000,000	5,884	—	N/A
Fiscal 2017	—	3,968	—	N/A
Fiscal 2016	—	3,784	—	N/A
5.25% Convertible Senior Notes due 2018
Fiscal 2025	$—	$3,899	—	N/A
Fiscal 2024	—	3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019	—	5,998	—	N/A
Fiscal 2018(8)	—	5,884	—	N/A
Fiscal 2017	69,000,000	3,968	—	N/A
Fiscal 2016	69,000,000	3,784	—	N/A
Credit Facility
Fiscal 2025	$—	$3,899	—	N/A
Fiscal 2024	—	3,110	—	N/A
Fiscal 2023	—	3,711	—	N/A
Fiscal 2022	—	3,800	—	N/A
Fiscal 2021	—	5,865	—	N/A
Fiscal 2020	—	8,892	—	N/A
Fiscal 2019(9)	—	5,998	—	N/A
Fiscal 2018(9)	—	5,884	—	N/A
Fiscal 2017(9)	—	3,968	—	N/A
Fiscal 2016(10)	—	3,784	—	N/A

(1)	Total gross amount of each class of senior securities outstanding at the end of the period presented, before deduction of discount and debt issuance costs.
(2)	Asset coverage per unit for a class of senior securities is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by the Company as of the stated time periods.
(4)	On January 16, 2025, an additional $5.0 million of 6.50% Convertible Notes due 2029 were issued.
(5)	The 6.50% Convertible Notes due 2029 were issued on August 14, 2024 in the amount of $25.0 million, and on October 9, 2024 in the amount of $5.0 million.
(6)	The 6.00% Notes due 2026 were issued on December 17, 2021. During the year ended December 31, 2024, 1,213,304 units of the 6.00% Notes due 2026 representing $30,332,600 in principal were repurchased. During the year ended December 31, 2025, 353,503 units of the 6.00% Notes due 2026 representing $8,837,575 in principal were repurchased.
(7)	For the year ended December 31, 2020, we issued 174,888 shares of our common stock and cash for fractional shares upon the conversion of $1,785,000 in aggregate principal amount of the 4.75% Convertible Senior Notes due 2023. The 4.75% Convertible Senior Notes due 2023 were repaid in full with interest on March 29, 2021.
(8)	The 5.25% Convertible Senior Notes due 2018 were repaid in full with interest on September 15, 2018.
(9)	Represents amounts under the $12.0 million senior secured revolving Credit Facility with Western Alliance Bank National Association, which matured on May 31, 2019.
(10)	Represents amounts under the $18.0 million Credit Facility with Silicon Valley Bank National Association, which matured on December 31, 2016.

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

Our investment philosophy is based on a disciplined approach of identifying promising investments in high-growth, venture-backed companies across several key industry themes which may include, among others, Artificial Intelligence Infrastructure & Applications, Consumer Goods & Services, Software-as-a-Service, Financial Technology & Services, and Logistics & Supply Chain. Our investment decisions are based on a disciplined analysis of available information regarding each potential portfolio company’s business operations, focusing on the portfolio company’s growth potential, the quality of recurring revenues, and path to profitability, as well as an understanding of key market fundamentals. Venture capital funds or other institutional investors have invested in the vast majority of companies we evaluate.

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

On and effective March 12, 2019, our Board of Directors approved our Internalization, and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with its management. As an internally managed BDC, we are managed by our employees, rather than the employees of an external investment adviser. As a result of the Internalization, we no longer pay any fees or expenses under an investment advisory agreement or administration agreement, and instead pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.

Portfolio and Investment Activity

Year Ended December 31, 2025

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of December 31, 2025 of all of our portfolio investments was $225,511,505.

During the year ended December 31, 2025, we funded investments in an aggregate amount of $11,552,884 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.	Senior Preferred Shares, Series 1	1/31/2025	$222,210
Orchard Technologies, Inc.	Simple Agreement for Future Equity	1/31/2025	80,800
Whoop, Inc.	Simple Agreement for Future Equity	2/6/2025	1,000,000
Plaid Inc.(1)	Common Shares, Class A	4/4/2025	4,999,874
Supplying Demand, Inc. (d/b/a Liquid Death)	4.12% Convertible Note Due July 2030	7/29/2025	250,000
HL Digital Assets Inc.(2)	Preferred Shares	9/18/2025	5,000,000
Total			$11,552,884

(1)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital is the Sole Limited Partner. SuRo Capital paid a 7% origination fee at the time of investment.
(2)	HL Digital Assets Inc.’s primary purpose is to invest in HYPE, the digital token of Hyperliquid.

During the year ended December 31, 2025, we capitalized fees of $508,743.

During the year ended December 31, 2025, we exited or received proceeds from investments in the amount of $61,314,345, net of transaction costs, and realized a net gain on investments of $33,223,557 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
CoreWeave, Inc.(3)	Various	222,240	$113.99	$25,332,125	$15,328,543
ServiceTitan, Inc.(4)	Various	151,515	$105.07	15,919,649	5,911,416
CW Opportunity 2 LP(5)	Various	N/A	N/A	16,187,666	11,395,780
GrabAGun Digital Holdings Inc. - Warrants(6)	Various	395,512	$1.67	660,243	536,838
Rebric, Inc. (d/b/a Compliable)	10/16/2025	N/A	N/A	—	(1,002,755)
True Global Ventures 4 Plus Pte Ltd	10/31/2025	N/A	N/A	136,712	—
Forge Global, Inc.(7)	11/6/2025	70,530	$43.64	3,077,950	1,099,029
Total				$61,314,345	$33,268,851

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of June 20, 2025, we had sold the entirety of our directly held CoreWeave, Inc. public common shares.
(4)	As of June 27, 2025, we had sold our entire position in ServiceTitan, Inc. public common shares.
(5)	As of December 31, 2025, we continue to hold approximately 68.1% of our investment in CW Opportunity 2, LP.
(6)	As of December 31, 2025, SuRo Capital held 1,204,488 remaining GrabAGun Digital Holdings Inc. public warrants.
(7)	As of November 6, 2025, we had sold our remaining Forge Global, Inc. public common shares.

During the year ended December 31, 2025, we wrote-off our investment in Rebric, Inc. (d/b/a Compliable) following its dissolution.

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

Results of Operations

Comparison of the years ended December 31, 2025, 2024, and 2023

Operating results for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Total Investment Income	$1,686,298	$4,673,427	$6,596,780
Interest income	1,337,851	3,441,188	5,885,470
Dividend income	348,447	1,232,239	711,310
Total Operating Expenses	$18,194,942	$18,624,714	$20,036,389
Compensation expense	8,831,788	9,159,673	9,482,867
Directors’ fees	789,376	682,260	645,548
Interest expense	5,088,054	4,843,570	4,858,049
Professional fees	2,244,818	2,277,765	2,602,894
Income tax expense	(190,787)	88,692	624,049
Other expenses	1,431,693	1,572,754	1,822,982
Net Investment Loss	$(16,508,644)	$(13,951,287)	$(13,439,609)
Net realized gain/(loss) on investments	33,223,557	(5,020,314)	(11,947,504)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(21,215)	(183,668)	—
Net change in unrealized appreciation/(depreciation) of investments	32,114,638	(18,968,978)	30,453,935
Net Change in Net Assets Resulting from Operations	$48,808,336	$(38,124,247)	$5,066,822

Investment Income

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

Investment income decreased to $1,686,298 for the year ended December 31, 2025 from $4,673,427 for the year ended December 31, 2024. The net decrease between periods was primarily due to the cessation of interest income from short-term U.S. Treasury bills, in addition to no longer receiving interest income from Architect Capital PayJoy SPV, LLC following the redemption of our investment in June 2024. Additional decreases were related to a decrease in interest income from interest accruals on our debt investment in Xgroup Holdings Limited (d/b/a Xpoint), a decrease in dividend income from CW Opportunity 2 LP, and a decrease in dividend income from Aventine Property Group, Inc. due to the pause placed on their declaration of dividends that began in August 2024, in addition to a decrease in dividend income from Treehouse Real Estate Investment Trust, Inc. The decreases were offset by an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note and an increase in interest income received on cash during the year ended December 31, 2025, relative to the year ended December 31, 2024.

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

Operating Expenses

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

Total operating expenses decreased to $18,194,942 for the year ended December 31, 2025 from $18,624,714 for the year ended December 31, 2024. The decrease in operating expense was primarily due to decreases in compensation expense, professional fees, and other expenses, in addition to a decrease in income tax expense due to the receipt of a prior year tax refund. These decreases were partially offset by increases in interest expense and directors’ fees during the year ended December 31, 2025, relative to the year ended December 31, 2024.

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

Net Investment Loss

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

For the year ended December 31, 2025, we recognized a net investment loss of $16,508,644, compared to a net investment loss of $13,951,287 for the year ended December 31, 2024. The change between periods resulted from a decrease in total investment income and operating expenses during the year ended December 31, 2025, relative to the year ended December 31, 2024.

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

Net Realized Gain/(Loss) on Investments

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

For the year ended December 31, 2025, we recognized a net realized gain on our investments of $33,223,557, compared to a net realized loss of $5,020,314 for the year ended December 31, 2024. The components of our net realized gains or losses on portfolio investments for the year ended December 31, 2025 and 2024, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

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

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the year ended December 31, 2025, we had a net change in unrealized appreciation/(depreciation) of $32,114,638. For the year ended December 31, 2024, we had a net change in unrealized appreciation/(depreciation) of $(18,968,978). For the year ended December 31, 2023, we had a net change in unrealized appreciation/(depreciation) of $30,453,935. The following tables summarize, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the years ended December 31, 2025, 2024, and 2023.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2025
ARK Type One Deep Ventures Fund LLC	$24,573,926
Whoop, Inc.	12,432,349
Blink Health, Inc.	5,909,124
Canva, Inc.	3,432,562
Shogun Enterprises, Inc. (d/b/a Hearth)	2,915,083
GrabAGun Digital Holdings Inc.(1)	2,105,488
CW Opportunity 2 LP(1)	1,675,809
Neutron Holdings, Inc. (d/b/a/ Lime)	1,421,472
Forge Global, Inc.(1)	1,028,588
PSQ Holdings, Inc. (d/b/a PublicSquare)	(1,266,207)
StormWind, LLC	(1,411,457)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(1,512,681)
HL Digital Assets Inc.	(2,281,059)
Trax, Ltd.	(2,730,323)
ServiceTitan, Inc.(1)	(4,019,480)
Orchard Technologies, Inc.	(4,173,983)
FourKites, Inc.	(6,033,980)
Other(2)	49,407
Total	$32,114,638

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the year ended December 31, 2025.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2024	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Year Ended December 31, 2023
OneValley, Inc. (f/k/a NestGSV, Inc.)(1)	$7,696,978	Ozy Media, Inc.(1)	$10,945,024
SPBRX, INC. (f/k/a GSV Sustainability Partners, Inc.)(1)	6,779,031	PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	7,925,790
Whoop, Inc.	5,310,570	Nextdoor Holdings, Inc.(1)	5,875,694
FourKites, Inc.	4,790,749	Learneo, Inc. (f/k/a Course Hero, Inc.)	5,441,177
Blink Health, Inc.	3,399,685	Neutron Holdings, Inc. (d/b/a/ Lime)	3,991,353
Trax, Ltd.	2,730,323	Whoop, Inc.	3,528,846
CW Opportunity 2 LP	2,598,712	Shogun Enterprises, Inc. (d/b/a Hearth)	3,240,026
ServiceTitan, Inc.	2,066,739	StormWind, LLC	2,585,041
Canva, Inc.	1,941,180	ServiceTitan, Inc.	1,952,742
Residential Homes for Rent, LLC (d/b/a Second Avenue)	(1,020,825)	Varo Money, Inc.	1,029,807
Shogun Enterprises, Inc. (d/b/a Hearth)	(1,708,738)	FourKites, Inc.	(1,604,213)
Forge Global, Inc.(1)	(2,864,952)	Trax, Ltd.	(2,927,814)
StormWind, LLC	(3,267,047)	CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)	(6,541,511)
PSQ Holdings, Inc. (d/b/a PublicSquare)(1)	(7,256,132)	Orchard Technologies, Inc.	(7,649,609)
Learneo, Inc. (f/k/a Course Hero, Inc.)	(39,100,522)
Other(2)	(1,064,729)	Other(2)	2,661,582
Total	$(18,968,978)	Total	$30,453,935

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments, recent private convertible debt issuances, and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities—At-the-Market Offering”. On December 17, 2021, we issued $75.0 million aggregate principal amount of our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), of which $35.8 million remain outstanding as of December 31, 2025. In addition, on August 14, 2024, we issued $25.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029, and on October 9, 2024 and January 16, 2025, we issued $5.0 million and $5.0 million, respectively, in aggregate principal amount of the Additional Notes (as defined below), all of which remain outstanding. For additional information, see “Equity Issuances and Debt Capital Activities—6.50% Convertible Notes due 2029” below and “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2025.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the years ended December 31, 2025, 2024 and 2023, our operating expenses, including interest payments on our debt obligations, were $18,194,942, $18,624,714 and $20,036,389, respectively.

As of December 31, 2025, $35.8 million in aggregate principal of our 6.00% Notes due 2026 remained outstanding, with a maturity date of December 30, 2026. We intend to fund the repayment from existing cash balances and evaluating refinancing alternatives. As of December 31, 2025, we held $49.0 million in cash, which we believe is sufficient to satisfy this obligation at maturity.

Cash Reserves and Liquid Securities	December 31, 2025	December 31, 2024	December 31, 2023
Cash	$49,034,154	$20,035,640	$28,178,352
Cash Equivalents:
U.S. Treasury bills(1)	—	—	63,810,855
Restricted cash(1)	38,741	—
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	1,078,863	3,563,407	6,970,612
Subject to other sales restrictions(3)	3,130,400	14,027,713	8,542,386
Securities of publicly traded portfolio companies	4,209,263	17,591,120	15,512,998
Total Cash Reserves and Liquid Securities	$53,282,158	$37,626,760	$107,502,205

(1)	Restricted Cash consists of amounts that are held in a separate account and are subject to specific contractual restrictions that limit their availability for general corporate use.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the year ended December 31, 2025, cash increased to $49,072,895 from $20,035,640 at the beginning of the year. The increase in cash was primarily due to the sale of publicly traded portfolio companies, distributions received,proceeds from the sale of our common stock, and additional debt issuances. The increase was offset by investments made, payment of our operating expenses and interest expense on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$35.8	$35.8	$—	$—	$—
6.50% Convertible Notes due 2029(2)	35.0	—	—	35.0	—
Operating lease liability	0.4	0.1	0.2	—	—
Total	$71.2	$36.0	$0.2	$35.0	$—

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of December 31, 2025. Refer to “Note 10—Debt Capital Activities” in our Consolidated Financial Statements as of December 31, 2025 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of December 31, 2025. Refer to “Note 10—Debt Capital Activities” in our Consolidated Financial Statements as of December 31, 2025 for more information.

Share Repurchase Program

During the years ended December 31, 2025 and 2024, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. As of December 31, 2025, the dollar value of shares that remained available to be purchased under the Share Repurchase Program is approximately $25.0 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Consolidated Financial Statements as of December 31, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the year ended December 31, 2025, the Company sold 1,237,579 Shares under the ATM Program. During the year ended December 31, 2024, the Company did not issue or sell Shares under the ATM Program. As of December 31, 2025, up to approximately $87.9 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Consolidated Financial Statements as of December 31, 2025 for more information regarding the ATM Program.

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

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to $35.0 million of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. On October 29, 2025, our Board of Directors approved an extension of the discretionary note repurchase program (the “Note Repurchase Program”), which allows us to repurchase up to an additional $40.0 million or the remaining aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2025, the Company repurchased and retired $8.8 million of aggregate principal amount of the 6.00% Notes due 2026. As of December 31, 2025, the aggregate principal dollar amount of 6.00% Notes due 2026 that remained available to be purchased under the Note Repurchase Program was approximately $35.8 million.

Refer to “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2025 for more information regarding the 6.00% Notes due 2026.

6.50% Convertible Notes due 2029

On August 14, 2024, we issued $25.0 million aggregate principal amount of the 6.50% Convertible Notes due 2029 to a private purchaser (the “Purchaser”), which bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024. We received $24.3 million in proceeds from the issuance, net of underwriting discounts and commissions. Under the purchase agreement governing the 6.50% Convertible Notes due 2029, as Amended and Restated on December 12, 2025 (the “Notes Purchase Agreement”), upon mutual agreement between the Company and the Purchaser, we may issue additional 6.50% Convertible Notes due 2029 for sale in subsequent offerings to the Purchaser (the “Additional Notes”), or issue additional notes with modified pricing terms (the “New Notes”), in the aggregate for both the Additional Notes and the New Notes, up to a maximum of $50.0 million in one or more private offerings. Pursuant to the Notes Purchase Agreement, on October 9, 2024, we issued $5.0 million of Additional Notes to the Purchaser, and on January 16, 2025, we issued an additional $5.0 million of Additional Notes to the Purchaser, which Additional Notes are treated as a single series with the initial issuance of the 6.50% Convertible Notes due 2029. The 6.50% Convertible Notes due 2029 mature on August 14, 2029, unless previously repurchased, redeemed or converted in accordance with their terms. We do not have the right to redeem the 6.50% Convertible Notes due 2029 prior to August 6, 2027.

The 6.50% Convertible Notes due 2029 are convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, subject to adjustment as provided in the Notes Purchase Agreement. Effective as of July 21, 2025, the conversion rate applicable to the 6.50% Convertible Notes due 2029 was adjusted to $7.53 per share (132.7530 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029) from the initial conversion price of $7.75 per share (129.0323 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029), which had been effective since issuance. The adjustment to the conversion rate of the 6.50% Convertible Notes due 2029 was made pursuant to the Notes Purchase Agreement governing the 6.50% Convertible Notes due 2029 as a result of the Company’s cash dividend of $0.25 per share, paid on July 31, 2025 to stockholders of record as of the close of business on July 21, 2025. Effective as of November 21, 2025, the conversion rate applicable to the 6.50% Convertible Notes due 2029 was adjusted to $7.32 per share (136.5633 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029) from the most recent conversion price of $7.53 per share (132.7530 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029), which had been effective since July 21, 2025. The adjustment to the conversion rate of the 6.50% Convertible Notes due 2029 was made pursuant to the Notes Purchase Agreement governing the 6.50% Convertible Notes due 2029 as a result of the Company’s cash dividend of $0.25 per share, paid on December 5, 2025 to stockholders of record as of the close of business on November 21, 2025.

Refer to “Part II. Item 7—Recent Developments” and “Note 10—Debt Capital Activities” to our Consolidated Financial Statements as of December 31, 2025 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K for a list of our past distributions, including dividends and returns of capital, if any, that we have declared since our formation through December 31, 2025.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements as of December 31, 2025 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our Consolidated Financial Statements is the valuation of our investment portfolio. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2025 and 2024, our investment portfolio valued at fair value represented 109.84% and 132.88% of our net assets, respectively.

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

While the Board of Directors is ultimately and solely responsible for determining the fair value of our investments, we have engaged independent valuation firms to provide us with valuation assistance with respect to our investments. Our Board of Directors consulted with an independent third-party valuation firm in arriving at its determination of fair value for 100% of our portfolio investments as of December 31, 2025 and 2024.

Revenue Recognition

We recognize gains or losses on the sale of investments using the specific identification method. We recognize interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. We recognize dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposit

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. We make certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statement of Assets and Liabilities as escrow deposits. As of December 31, 2025 and 2024, we had no escrow deposits.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Consolidated Financial Statements as of December 31, 2025 for more information.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Consolidated Financial Statements as of December 31, 2025 for details regarding activity in our investment portfolio from January 1, 2026 through March 10, 2026.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of December 31, 2025, all of our debt investments and outstanding borrowings bore fixed rates of interest. See “Item 1A. Risk Factors - Risks Related to Our Business and Structure - We are exposed to risks associated with changes in interest rates and inflation rates.”

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SuRo Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and Subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, cash flows, and changes in net assets for the year ended December 31, 2025, the financial highlights (presented in Note 8) for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments – Level 3 Investments in Preferred Stock, Common Stock, Debt Investments and Options

As described in Note 4 to the financial statements, approximately 98.1% of the Company’s $221 million total investments in securities as of December 31, 2025, represents investments in Level 3 preferred stock, common stock, debt investments and options issued by private companies whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these Level 3 investments, which involved the use of significant unobservable inputs with respect to the revenue and/or other multiples utilized, liquidation value, financing risk, term to expiration and discount rates.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019. (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Boston, MA

March 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SuRo Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SuRo Capital Corp. and Subsidiaries (the “Company”) including the consolidated schedule of investments as of December 31, 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the two years in the period ended December 31, 2024, the financial highlights (presented in Note 8) for each of the four years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and the financial highlights for each of the four years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019 through 2025.

Boston, MA

March 12, 2025

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $219,216,145 and $234,601,314, respectively)	$217,304,138	$198,511,915
Non-controlled/affiliate investments (cost of $21,609,640 and $20,605,400, respectively)	8,207,367	9,268,827
Controlled investments (cost of $0 and $1,602,940, respectively)	—	1,600,000
Total Investments (cost of $240,825,785 and $256,809,654, respectively)	225,511,505	209,380,742
Cash	49,034,154	20,035,640
Restricted cash	38,741	—
Escrow proceeds receivable	—	45,298
Interest and dividends receivable	118,710	756,022
Deferred financing costs	508,310	526,261
Prepaid expenses and other assets(1)	807,302	855,630
Total Assets	276,018,722	231,599,593
LIABILITIES
6.00% Notes due December 30, 2026(2)	35,642,149	44,198,838
6.50% Convertible Notes due August 14, 2029(3)	34,131,509	29,051,408
Accounts payable and accrued expenses(1)	627,522	768,394
Dividends payable	301,291	8,867
Total Liabilities	70,702,471	74,027,507
Commitments and contingencies (Notes 7 and 10)
Net Assets	$205,316,251	$157,572,086
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 25,377,756 and 23,601,566 issued and outstanding, respectively)	$253,778	$236,016
Paid-in capital in excess of par	217,470,613	226,579,432
Accumulated net investment loss	(3,967,932)	(4,302,192)
Accumulated net realized gain/(loss) on investments, net of distributions	6,874,070	(17,409,097)
Accumulated net unrealized appreciation/(depreciation) of investments	(15,314,278)	(47,532,073)
Net Assets	$205,316,251	$157,572,086
Net Asset Value Per Share	$8.09	$6.68

See accompanying notes to consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of December 31, 2025, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 7.08%) had a face value $35,829,825. As of December 31, 2024, the 6.00% Notes due 2026 (effective interest rate of 6.48%) had a face value $44,667,400. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of December 31, 2025, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.17%) had a face value $35,000,000. As of December 31, 2024, the 6.50% Convertible Notes due 2029 (effective interest rate of 7.06%) had a face value $30,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$1,337,851	$1,296,415	$795,847
Dividend income	348,447	1,232,239	211,310
Controlled investments:
Interest income	—	955,628	1,331,258
Dividend income	—	—	500,000
Interest income from U.S. Treasury bills	—	1,189,145	3,758,365
Total Investment Income	1,686,298	4,673,427	6,596,780
OPERATING EXPENSES
Compensation expense	8,831,788	9,159,673	9,482,867
Directors’ fees	789,376	682,260	645,548
Interest expense	5,088,054	4,843,570	4,858,049
Professional fees	2,244,818	2,277,765	2,602,894
Income tax expense	(190,787)	88,692	624,049
Other expenses	1,431,693	1,572,754	1,822,982
Total Operating Expenses	18,194,942	18,624,714	20,036,389
Net Investment Loss	(16,508,644)	(13,951,287)	(13,439,609)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	33,223,557	8,375,641	(1,185,273)
Non-controlled/affiliate investments	—	(6,598,530)	(10,762,231)
Controlled investments	—	(6,797,425)	—
Net Realized Gain/(Loss) on Investments	33,223,557	(5,020,314)	(11,947,504)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(21,215)	(183,668)	—
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	34,173,155	(30,184,682)	10,349,592
Non-controlled/affiliate investments	(2,061,458)	4,429,928	20,705,035
Controlled investments	2,941	6,785,776	(600,692)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	32,114,638	(18,968,978)	30,453,935
Net Change in Net Assets Resulting from Operations	$48,808,336	$(38,124,247)	$5,066,822
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$2.01	$(1.60)	$0.19
Diluted(2)	$1.78	$(1.60)	$0.19
Weighted-Average Common Shares Outstanding
Basic	24,225,991	23,901,805	26,222,667
Diluted(2)	28,789,100	23,901,805	26,222,667

See accompanying notes to consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the year ended December 31, 2024, 3,870,969 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2025	2024	2023
Change in Net Assets Resulting from Operations
Net investment loss	$(16,508,644)	$(13,951,287)	$(13,439,609)
Net realized gain/(loss) on investments	33,223,557	(5,020,314)	(11,947,504)
Realized loss on partial repurchase of 6.00% Notes due 2026	(21,215)	(183,668)	—
Net change in unrealized appreciation/(depreciation) of investments	32,114,638	(18,968,978)	30,453,935
Net Change in Net Assets Resulting from Operations	48,808,336	(38,124,247)	5,066,822
Distributions
Dividends declared	(12,253,449)	—	—
Total Distributions	(12,253,449)	—	—
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	10,619,626	—	—
Stock-based compensation(1)	569,652	1,738,687	2,448,807
Repurchases of common stock	—	(9,400,000)	(14,178,685)
Net Change in Net Assets Resulting from Capital Transactions	11,189,278	(7,661,313)	(11,729,878)
Total Change in Net Assets	47,744,165	(45,785,560)	(6,663,056)
Net Assets at Beginning of Year	157,572,086	203,357,646	210,020,702
Net Assets at End of Year	$205,316,251	$157,572,086	$203,357,646

	Year Ended December 31,
	2025	2024	2023
Capital Share Activity
Shares outstanding at beginning of year	23,601,566	25,445,805	28,429,499
Issuance of common stock from public offering	1,237,579	—	—
Issuance of common stock under restricted stock plan, net(1)	538,611	155,761	202,799
Shares repurchased	—	(2,000,000)	(3,186,493)
Shares Outstanding at End of Year	25,377,756	23,601,566	25,445,805

See accompanying notes to consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$48,808,336	$(38,124,247)	$5,066,822
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain)/loss on investments	(33,223,557)	5,020,314	11,947,504
Net change in unrealized (appreciation)/depreciation of investments	(32,114,638)	18,968,978	(30,453,935)
Stock-based compensation	569,661	1,738,687	2,448,807
Amortization of discount on 6.00% Notes due 2026	244,030	468,999	319,092
Amortization of discount on 6.50% Convertible Notes due 2029	238,257	73,196	—
Adjustments to escrow proceeds receivable	(45,293)	(331,816)	117,136
Accrued interest on U.S. Treasury bills	—	18,150	13,024
Purchases of investments in:
Portfolio investments	(12,061,627)	(75,064,900)	(24,485,431)
U.S. Treasury bills	—	—	(253,585,717)
Proceeds from sales or maturity of investments in:
Portfolio investments	61,314,345	26,107,936	16,008,100
U.S. Treasury bills	—	63,792,704	274,792,611
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(140,872)	422,086	(362,519)
Interest and dividends receivable	637,312	(623,415)	6,159
Escrow proceeds receivable	45,298	263,995	319,039
Prepaid expenses and other assets	48,328	(361,028)	232,404
Net Cash Provided by Operating Activities	34,319,580	2,369,639	2,383,096
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	10,619,626	—	—
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	5,000,000	30,000,000	—
Deferred debt issuance costs	(158,157)	(1,021,789)	—
Repurchases of 6.00% Notes due 2026	(8,773,791)	(30,076,852)	—
Realized loss on partial repurchase of 6.00% Notes due 2026	21,215	183,668	—
Repurchases of common stock	—	(9,400,000)	(14,178,685)
Deferred financing costs	(30,193)	(53,721)	—
Cash dividends paid	(11,961,025)	(143,657)	(143,657)
Net Cash Used in Financing Activities	(5,282,325)	(10,512,351)	(14,322,342)
Total Increase/(Decrease) in Cash Balance	29,037,255	(8,142,712)	(11,939,246)
Cash and Restricted Cash Balance at Beginning of Year(1)	20,035,640	28,178,352	40,117,598
Cash and Restricted Cash Balance at End of Year(1)	$49,072,895	$20,035,640	$28,178,352

Supplemental Information:	2025	2024	2023
Interest paid	$4,641,476	$4,359,287	$4,500,000
Taxes paid	(190,787)	88,692	533,894
Right of use asset obtained in exchange for operating lease liabilities	(2,006)	466,029	—

See accompanying notes to consolidated financial statements.

(1)	Refer to the Consolidated Statements of Assets and Liabilities for additional detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
ARK Type One Deep Ventures Fund LLC**(5)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	$17,696,568	$42,212,173	20.56%
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	27,357,435	13.32%
Simple Agreement for Future Equity		2/6/2025	$1,000,000	1,001,628	1,000,000	0.49%
Total				11,013,088	28,357,435	13.81%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	9,999,990	4.87%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	11,001,648	5.36%
Total				15,004,340	21,001,638	10.23%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	15,432,563	7.52%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Menlo Park, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,377	2.62%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.87%
Total				14,999,972	15,369,348	7.49%
CW Opportunity 2 LP**(6)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$10,208,114	10,384,558	14,659,078	7.14%
IH10, LLC**(7)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,132,897	5.91%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,995,290	5.84%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	4.87%
Series F Convertible Note 4.12%, Due 7/15/2030***		7/29/2025	$250,000	252,362	250,000	0.12%
Total				10,256,296	10,249,996	4.99%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	1.70%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.70%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.26%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	499,998	0.24%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	259,089	0.13%
Total				8,040,806	8,289,899	4.04%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	5,682,945	2.77%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	4,703,189	2.29%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	203,297	0.10%
Total				10,513,661	5,412,825	2.64%
Plaid Inc.(8)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,542	4,999,874	2.44%
GrabAGun Digital Holdings Inc.(9)	Coppell, TX
Common Shares(4)	E-Commerce Marketplace	11/20/2023	1,040,000	1,103,719	3,130,400	1.52%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	451,683	0.22%
Total				1,479,535	3,582,083	1.74%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,707,718	1.32%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.24%
Total				3,003,040	3,207,718	1.56%
True Global Ventures 4 Plus Pte Ltd**(10)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	448,304	3,130,363	1.52%
HL Digital Assets Inc.	New York, NY
Preferred Shares	Digital Asset Infrastructure	9/18/2025	8,000,000	5,106,143	2,825,085	1.38%
Xgroup Holdings Inc (d/b/a Xpoint)(11)	Miami Beach, FL
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	220,201	0.11%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,593,789	0.78%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	564,568	0.27%
Total				1,383,029	2,378,558	1.16%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,618,899	0.79%
Stake Trade, Inc. (d/b/a Prophet Exchange)(11)(12)	New York, NY
Preferred Shares, Series B-IV	Sports Betting	7/26/2023	755,041	1,002,153	1,249,993	0.61%
Aventine Property Group, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	2,580,750	1,187,532	0.58%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(13)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	654,642	0.32%
Orchard Technologies, Inc.	New York, NY
Preferred Shares, Series D 8%	Real Estate Platform	8/9/2021	524,985	3,751,518	—	—%
Senior Preferred Shares, Series 2 8%		8/9/2021	80,991	587,951	—	—%
Senior Preferred Shares, Series 1 7%		1/13/2023	463,449	4,642,772	463,449	0.23%
Common Shares		8/9/2021	558,053	3,751,518	—	—%
Simple Agreement for Future Equity		1/31/2025	$80,800	81,584	80,800	0.04%
Total				12,815,343	544,249	0.27%
EDGE Markets, Inc.(11)	San Diego, CA
Preferred Shares, Series Seed 8%	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.24%
Skillsoft Corp.	Nashua, NH
Common Shares(4)	Online Education	6/8/2021	49,092	9,818,428	456,556	0.22%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(4)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	170,624	0.08%
Kinetiq Holdings, LLC	Doylestown, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	1,875	0.01%
Trax Ltd.**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(14)	Marina Del Rey, CA
Preferred Shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred Shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%

See accompanying notes to consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/Quantity(2)	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(3)(15)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-Controlled/Non-Affiliate				$219,216,145	$217,304,138	105.84%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(16)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$435,806	0.21%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,760,083	2.32%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,578,473	1.26%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	83,005	0.04%
Total				6,387,741	7,857,367	3.83%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(11)(17)	Las Vegas, NV
Preferred Shares, Series A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	350,000	0.17%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-Controlled/Affiliate				$21,609,640	$8,207,367	4.00%

Total Portfolio Investments				$240,825,785	$225,511,505	109.84%

See accompanying notes to consolidated financial statements.

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. As of December 31, 2025, all of the Company’s investments were non-controlled. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. SuRo Capital Corp.’s (the “Company’s”, or “SuRo Capital’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2025, 32.70% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital if SuRo Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.
(2)	Represents the respective number of shares, principal amount, initial or remaining fund investment, or membership interest as of December 31, 2025. For fund investments, the initial committed amount may be reduced by distributions classified as Return of Capital.
(3)	As of December 31, 2025, the investments noted had been placed on non-accrual status.
(4)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.
(5)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Series A-2 Preferred Shares of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of SuRo Capital’s investment in the fund.
(6)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. SuRo Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. On March 28, 2025, CoreWeave, Inc. completed an IPO and the Series C Preferred Shares converted to Class A Common Shares. Prior to the IPO, SuRo Capital was invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. Additionally, prior to the IPO, the Series C Preferred Shares of CoreWeave, Inc. accrued a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. During the year ended December 31, 2025, SuRo Capital received distributions as part of its investment in CW Opportunity 2 LP. The distributions represented approximately 31.9% of the initial investment in CW Opportunity 2, LP. As of December 31, 2025, SuRo Capital retains approximately 68.1% of its investment in CW Opportunity 2, LP.
(7)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. SuRo Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, SuRo Capital has prepaid operating expenses.
(8)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of SuRo Capital. SuRo Capital paid a 7% origination fee at the time of investment.
(9)	On July 15, 2025, Colombier Acquisition Corp. II (“Colombier”) stockholders approved a business combination with GrabAGun Digital Holdings Inc. and related proposals at a special meeting. On July 16, 2025, GrabAGun Digital Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company GrabAGun Digital Holdings, Inc. As of December 31, 2025, SuRo Capital’s shares of GrabAGun Digital Holdings, Inc. Common shares are subject to certain restrictions on transfer, while the GrabAGun Digital Holdings, Inc. warrants are freely tradable.
(10)	SuRo Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of SuRo Capital’s investment in the fund.
(11)	SuRo Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).
(12)	On October 8, 2025, Stake Trade, Inc. (d/b/a Prophet Exchange) completed its Series B financing. As a result of the financing, the SAFE Note which SuRo Capital previously held in Stake Trade, Inc. (d/b/a Prophet Exchange) converted into Series B-IV Preferred shares.
(13)	SuRo Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.
(14)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On June 5, 2025, the US Bankruptcy Court for the District of Delaware approved the sale of the remaining assets of CTN Holdings, Inc. On August 7, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) converted its bankruptcy filing from Chapter 11 reorganization to Chapter 7 liquidation.
(15)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.
(16)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.
(17)	On March 21, 2025, Commercial Streaming Solutions, Inc. (d/b/a BettorView) merged with FSG Digital, Inc. (d/b/a JefeBet). As a result of the merger, the SAFE Note which SuRo Capital previously held in Commercial Streaming Solutions, Inc. (d/b/a BettorView) converted into Class A-1 Preferred shares.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2024

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/Quantity(5)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
CW Opportunity 2 LP**(8)	Evanston, IL
Membership Interest, Class A 10%***	AI Infrastructure Fund	5/7/2024	$15,000,000	$15,176,443	$17,775,155	11.28%
ARK Type One Deep Ventures Fund LLC**(9)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	17,638,247	11.19%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Redwood City, CA
Preferred shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	6,882,058	4.37%
Preferred shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	6.35%
Total				14,999,972	16,882,029	10.71%
Blink Health, Inc.	New York, NY
Preferred shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,998,467	3.17%
Preferred shares, Series C		10/27/2020	261,944	10,003,917	10,094,048	6.41%
Total				15,004,340	15,092,515	9.58%
Whoop, Inc.	Boston, MA
Preferred shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	14,923,457	9.47%
ServiceTitan, Inc.**(16)	Glendale, CA
Common shares(3)	Contractor Management Software	6/30/2023	151,515	10,008,233	14,027,713	8.90%
IH10, LLC**(15)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,215,010	7.75%
Canva, Inc.**	Sydney, Australia
Common shares	Productivity Software	4/17/2024	9,375	10,058,820	12,000,000	7.62%
FourKites, Inc.	Chicago, IL
Common shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	11,716,925	7.44%
Locus Robotics Corp.	Wilmington, MA
Preferred shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,316,312	7.18%
CoreWeave, Inc.	Roseland, NJ
Common shares	AI Infrastructure	9/26/2024	5,556	5,002,973	5,221,824	3.31%
Preferred shares, Series A		10/8/2024	5,556	5,000,610	5,221,824	3.31%
Total				10,003,583	10,443,648	6.63%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	6.35%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	2,342,458	1.49%
Preferred shares, Series B-2		2/26/2021	301,750	3,501,661	2,342,461	1.49%
Preferred shares, Series B-3		5/2/2022	56,936	530,822	355,264	0.23%
Preferred shares, Series B-4		7/12/2023	48,267	366,606	334,636	0.21%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	5,374,819	3.41%
Orchard Technologies, Inc.	New York, NY
Preferred shares, Series D 8%	Real Estate Platform	8/9/2021	558,052	3,751,518	—	—%
Senior Preferred shares, Series 2 8%		8/9/2021	58,771	587,951	—	—%
Senior Preferred shares, Series 1 7%		1/13/2023	441,228	4,418,406	4,412,280	2.80%
Common shares		8/9/2021	558,053	3,751,518	—	—%
Total				12,509,393	4,412,280	2.80%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	2.21%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.32%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	—	—%
Total				10,513,661	3,991,353	2.53%

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The table below displays the Company’s subsidiaries as of December 31, 2025, which, other than GSV Capital Lending, LLC (“GCL”), SuRo Capital Sports, LLC, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, were considered necessary for the fair presentation of consolidated financial statements for the period and have been included.

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

The Company’s Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, SuRo Capital Sports, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, its wholly owned subsidiaries. GCL was formed to originate portfolio loan investments within the state of California. SuRo Capital Sports was formed to focus on investing in the sports betting sector. 1789 Capital Nirvana II LP is a SPV in which SuRo Capital holds the sole limited partnership interest and was formed to invest in the Common Shares of Plaid, Inc. SRCI Advisors, LLC was formed to provide investment management services to third parties; as of December 31, 2025, SRCI Advisors has not commenced operations. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as a single operating segment.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Uncertainties and Risk Factors

The Company is subject to a number of risks and uncertainties in the nature of its operations, as well as vulnerability due to certain concentrations. Refer to “Part I, Item 1A. Risk Factors” of this Form 10-K for a detailed discussion of the risks and uncertainties inherent in the nature of the Company’s operations. Refer to “Note 4—Investments at Fair Value” for an overview of the Company’s industry and geographic concentrations.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

December 31, 2025

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Investments in SPVs and Fund Structures

The Company invests through SPVs and Fund structures, which may hold either a single underlying investment or a portfolio of underlying investments. The Company’s interest in these structures is generally proportionate to its capital contributions, and distributions from the underlying investment(s) are made in accordance with that ownership. These investments are recorded at estimated fair value, as determined in good faith by the Company’s Board of Directors, and are presented in the Consolidated Schedule of Investments. If available, the Company may utilize the NAV of an SPV or Fund to substantiate its fair value determination. SPVs and Fund structures may incur fees, expenses, or tax liabilities associated with their underlying investments, which can impact the fair value of the Company’s interest. Additionally, these investments may be subject to restrictions on redemption, transfer, or sale.

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. “Control investments” are investments in companies that the Company is presumed to control under Section 2(a)(9) of the 1940 Act. Under the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. “Affiliate investments” are investments in companies that are “affiliated persons” of the Company under Section 2(a)(3) of the 1940 Act. Under the 1940 Act, “affiliated person” includes any person directly or indirectly owning, controlling, or holding with power to vote, 5% or more, but not more than 25%, of the outstanding voting securities of such company. Refer to the Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024 for details regarding the nature and composition of the Company’s investment portfolio.

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

December 31, 2025

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Consolidated Statements of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of December 31, 2025 and December 31, 2024, the Company had $0 and $45,298, respectively, in escrow proceeds receivable.

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

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of December 31, 2025 and December 31, 2024, the Company had deferred financing costs of $508,310 and $526,261, respectively, on the Consolidated Statements of Assets and Liabilities.

	December 31, 2025	December 31, 2024
Deferred debt issuance costs	$1,056,167	$1,417,155
Deferred financing costs	508,310	526,261
Total	$1,564,477	$1,943,416

Refer to “Note 10—Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Consolidated Statements of Assets and Liabilities as escrow deposits. As of December 31, 2025 and December 31, 2024, the Company had no escrow deposits.

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

December 31, 2025

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Recently Adopted Accounting Standards

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is currently effective for public entities. The Company adopted this provision as of the effective date. However, ASU 2024-01 does not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires more disaggregated information on income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted this provision as of the effective date and has included the expanded disclosures in Note 9 — Income Taxes.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification including requiring investment companies to disclose the components of capital on the balance sheet. The amendments in ASU 2023-06 will become effective on the date which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K become effective, but no later than June 30, 2027. The Company is currently evaluating the impact of the new guidance. However, it does not expect ASU 2023-06 to have a material impact on the Company’s future Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2024-03 to have a material impact on the Company’s future Consolidated Financial Statements.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of December 31, 2025, the fair value of the Company’s remote-affiliate investment in Skillsoft was $456,556.

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

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of December 31, 2025, the Company had 60 positions in 35 portfolio companies. As of December 31, 2024, the Company had 60 positions in 37 portfolio companies.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$145,749,202	$169,631,231	82.6%	$159,592,108	$151,003,991	95.8%
Common Stock(2)	77,006,339	46,713,129	22.8%	67,469,643	35,922,154	22.8%
Options(3)	2,971,657	4,201,543	2.0%	4,394,059	4,357,138	2.8%
Debt Investments	3,029,559	756,339	0.4%	2,777,197	506,339	0.3%
Total Private Portfolio Companies	228,756,757	221,302,242	107.8%	234,233,007	191,789,622	121.7%
Publicly Traded Portfolio Companies
Common Stock	10,922,147	3,586,956	1.7%	21,805,582	16,154,290	10.3%
Options	1,146,881	622,307	0.3%	771,065	1,436,830	0.9%
Total Publicly Traded Portfolio Companies	12,069,028	4,209,263	2.0%	22,576,647	17,591,120	11.2%
Total Investments	$240,825,785	$225,511,505	109.8%	$256,809,654	$209,380,742	132.9%

(1)	As of December 31, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. As of December 31, 2024, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	As of December 31, 2025, Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc. As of December 31, 2024, Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(3)	As of December 31, 2025, Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc. As of December 31, 2024, Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The geographic and industrial compositions of the Company’s portfolio at fair value as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$78,565,018	34.9%	38.3%	$72,100,161	34.4%	45.8%
West	49,566,027	22.0%	24.1%	61,124,969	29.2%	38.8%
Midwest	49,488,742	21.9%	24.1%	37,261,207	17.8%	23.6%
Southeast	44,761,355	19.8%	21.8%	20,675,077	9.9%	13.1%
International	3,130,363	1.4%	1.5%	18,219,328	8.7%	11.6%
Total	$225,511,505	100.0%	109.8%	$209,380,742	100.0%	132.9%

	As of December 31, 2025			As of December 31, 2024
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Artificial Intelligence Infrastructure & Applications	$69,004,148	30.6%	33.6%	$58,072,060	27.7%	36.9%
Consumer Goods & Services	47,772,963	21.2%	23.3%	30,351,636	14.5%	19.3%
Software-as-a-Service	44,725,975	19.8%	21.8%	49,225,370	23.5%	31.2%
Education Technology	23,683,271	10.5%	11.5%	27,327,100	13.1%	17.3%
Financial Technology & Services	18,168,362	8.1%	8.8%	17,192,986	8.2%	10.9%
Logistics & Supply Chain	17,678,235	7.8%	8.6%	23,033,237	11.0%	14.6%
SuRo Capital Sports	4,478,551	2.0%	2.2%	4,178,353	2.0%	2.7%
Total	$225,511,505	100.0%	109.8%	$209,380,742	100.0%	132.9%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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
Interactive Media & Services
Sports Betting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 and December 31, 2024 are as follows:

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$169,631,231	$169,631,231
Common Stock(2)	—	—	46,713,129	46,713,129
Options(3)	—	—	4,201,543	4,201,543
Debt Investments	—	—	756,339	756,339
Private Portfolio Companies	—	—	221,302,242	221,302,242
Publicly Traded Portfolio Companies
Common Stock	3,586,956	—	—	3,586,956
Options	622,307	—	—	622,307
Publicly Traded Portfolio Companies	4,209,263	—	—	4,209,263
Total Investments at Fair Value	$4,209,263	$—	$221,302,242	$225,511,505

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of December 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of December 31, 2025 and December 31, 2024. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of December 31, 2025

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(4)	$169,631,231	Market Approach	Revenue Multiples	0.52x - 7.95x (3.47x)
			Precedent Transactions	25% - 100% (76%)
		PWERM(7)	Revenue Multiples	1.42x - 5.60x (1.72x)
			Dissolution Risk	100%
			Precedent Transaction	90%

Common stock in private companies(5)	$46,713,129	Market Approach	Revenue Multiples	0.57x - 5.23x (4.99x)
			Precedent Transactions	100%
			AFFO(8) Multiples	8.42x
		PWERM(7)	Dissolution Risk	100%

			Revenue Multiples	4.74x - 5.60x
			Precedent Transaction	100%
Options(6)	$4,201,543	Option Pricing Model	Term to Expiration (Years)	0.50 - 1.36 (0.88)
			Volatility	45% - 50% (48%)
		PWERM(7)	Precedent Transaction	90%
			Revenue Multiples	1.54x - 1.90x (1.72x)
		Market Approach	Precedent Transaction	25% - 100% (77%)

Debt investments	$756,339	Market Approach	Revenue Multiples	0.57x - 5.05x (3.49x)
			Precedent Transactions	25%

(1)	As of December 31, 2025, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(5)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(6)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.
(7)	Probability-Weighted Expected Return Method, or “PWERM”.
(8)	Adjusted Funds From Operations, or “AFFO”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

As of December 31, 2024

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(6)	$151,003,991	Market Approach	Revenue Multiples	0.67x - 5.96x (1.82x)
			Precedent Transactions	25% - 100% (55%)
		PWERM(5)	Revenue Multiples	1.76x - 2.95x
			Dissolution Risk	75% - 100% (87.5%)

Common stock in private companies(7)	$35,922,154	Market Approach	Revenue Multiples	0.77x - 8.81x (7.59x)
			Precedent Transactions	100%
		PWERM(5)	AFFO(4) Multiples	7.88x
			Dissolution Risk	100%

Debt investments	$506,339	Market Approach	Revenue Multiples	0.90x - 1.31x (1.22x)
Options(8)	$4,357,138	Option Pricing Model	Term to Expiration (Years)	1.5 - 19.38
			Precedent Transaction	100%
			Volatility	51% - 67%

(1)	As of December 31, 2024, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Adjusted Funds From Operations, or “AFFO”.
(5)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(6)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Convertible Interest Rights of OpenAI Global, LLC, the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Series C Preferred Shares of CoreWeave, Inc., and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(7)	Common Stock also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd.
(8)	Options also includes the Company’s investments in the SAFEs of Commercial Streaming Solutions Inc. (d/b/a BettorView), PayJoy, Inc., and Stake Trade, Inc. (d/b/a Prophet Exchange).

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2025 as follows:

	Year Ended December 31, 2025
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$4,357,138	$506,339	$191,789,622
Transfers out of Level 3	(5,221,824)	(6,323,519)	(498,305)	—	(12,043,648)
Purchases, capitalized fees and interest	5,330,509	5,395,541	1,083,211	252,363	12,061,624
Sales/Redemptions of investments	—	(16,324,378)	—	—	(16,324,378)
Exercises and conversions(4)	(15,768,763)	17,775,155	(2,006,392)	—	—
Realized gains/(losses)	(1,002,755)	11,395,780	—	—	10,393,025
Net change in unrealized appreciation/(depreciation) included in earnings	35,290,073	(1,127,604)	1,265,891	(2,363)	35,425,997
Fair Value as of December 31, 2025	$169,631,231	$46,713,129	$4,201,543	$756,339	$221,302,242
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2025	$34,444,974	$(1,127,603)	$1,121,861	$(2,363)	$34,436,869

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.
(4)	During the year ended December 31, 2025, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
CoreWeave, Inc.	Preferred Shares, Series A Common shares	Common Shares (Level 2)
CW Opportunity 2 LP	Preferred Shares, Series C	Common Shares (Level 3)
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity	Preferred Shares, Class A-1 (Level 3)
Colombier Sponsor II LLC	Class B Units Class W Units	GrabAGun Digital Holdings Inc. Common Shares (Level 1) GrabAGun Digital Holdings Inc. Common Warrants (Level 1)
Stake Trade, Inc. (d/b/a Prophet Exchange)	Simple Agreement for Future Equity	Preferred Shares, Series B-IV (Level 3)

 SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

December 31, 2025

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2025 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Fair Value at December 31, 2024	Transfer In/ (Out)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2025	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Common Stock
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class B Units	—	$1,101,695	$(1,103,719)	$2,024	$—	—%
Total Common Stock		1,101,695	(1,103,719)	2,024	—	—%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class W Units	—	498,305	(499,221)	916	—	—%
Total Options		498,305	(499,221)	916	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,600,000	$(1,602,940)	$2,940	$—	—%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Series A-1	10,548,522	$—	$1,000,000	$(650,000)	$350,000	0.17%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred Shares, Series D 8%	329,337	501,626	—	(65,820)	435,806	0.21%
StormWind, LLC(4) – Preferred Shares, Series C 8%	2,779,134	5,376,994	—	(616,911)	4,760,083	2.32%
StormWind, LLC(4) – Preferred Shares, Series B 8%	3,279,629	3,233,922	—	(655,449)	2,578,473	1.26%
StormWind, LLC(4) – Preferred Shares, Series A 8%	366,666	156,285	—	(73,280)	83,005	0.04%
Total Interactive Learning		9,268,827	—	(1,411,460)	7,857,367	3.83%
Total Preferred Stock		9,268,827	1,000,000	(2,061,460)	8,207,367	4.00%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$9,268,827	$1,000,000	$(2,061,460)	$8,207,367	4.00%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that SuRo Capital believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2025, 32.70% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital if SuRo Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.
(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital, as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.
(3)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
(4)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 5—COMMON STOCK

Share Repurchase Program

On August 8, 2017, the Company announced a $5.0 million discretionary open-market share repurchase program of shares of the Company’s common stock, $0.01 par value per share, of up to $5.0 million until the earlier of (i) August 6, 2018 or (ii) the repurchase of $5.0 million in aggregate amount of the Company’s common stock (the “Share Repurchase Program”). Following several intervening approvals from the Company’s Board of Directors to increase the amount of shares of the Company’s common stock that may be repurchased under the discretionary Share Repurchase Program and/or to extend the Share Repurchase Program to later expiration dates, on October 29, 2025, the Company’s Board of Directors authorized an extension, and increase in the amount of common shares that may be purchased under, of the Company’s discretionary Share Repurchase Program until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of the Company’s common stock.

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

During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of December 31, 2025, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

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

The Agents will receive a commission from the Company equal to up to 2.0% of the gross sales price of any Shares sold through the Agents under the Sales Agreement and reimbursement of certain expenses. During the year ended December 31, 2025, the Company paid total commissions and expenses of approximately $200,000, representing approximately 1.8% of gross proceeds. The Sales Agreement contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties and termination provisions.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

During the year ended December 31, 2025, the Company sold 1,237,579 Shares under the ATM Program. During the year ended December 31, 2024, the Company did not issue or sell Shares under the ATM Program. As of December 31, 2025, up to approximately $87.9 million in aggregate amount of the Shares remain available for sale under the ATM Program.

The following table summarizes certain information relating to shares sold under the ATM Program:

	Year Ended December 31,
	2025	2024
Number of shares sold	1,237,579	—
Gross proceeds received	$10,877,775	$—
Net proceeds received	$10,678,099	$—
Weighted average price per share	$8.79	$—

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Earnings per common share–basic:
Net change in net assets resulting from operations	$48,808,336	$(38,124,247)	$5,066,822
Weighted-average common shares–basic	24,225,991	23,901,805	26,222,667
Earnings per common share–basic	$2.01	$(1.60)	$0.19
Earnings per common share–diluted:
Net change in net assets resulting from operations	$48,808,336	$(38,124,247)	$5,066,822
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	2,499,717	—	—
Net change in net assets resulting from operations, as adjusted	$51,308,053	$(38,124,247)	$5,066,822
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	4,563,109	—	—
Weighted-average common shares outstanding–diluted(1)	28,789,100	23,901,805	26,222,627
Earnings per common share–diluted	$1.78	$(1.60)	$0.19

(1)	For the year ended December 31, 2024, 3,870,969 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net decrease in net assets resulting from operations per common shares because the effect of these shares would have been anti-dilutive. For the year ended December 31, 2023, there were no potentially dilutive securities outstanding.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. On December 31, 2025, the Company committed up to $20,000,000 to Magnetar Opportunity 2025-4 LP that required it to make future investments subject to the satisfaction of certain conditions.

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

December 31, 2025

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

As of December 31, 2025 and December 31, 2024, the Company booked a right-of-use asset and operating lease liability of $327,932 and $446,349, respectively, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and December 31, 2024, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2025 and 2024, the Company incurred $130,462 and $171,063, respectively, of operating lease expense. The amounts reflected on the Consolidated Statements of Assets and Liabilities have been discounted using the rate implicit in the lease. As of December 31, 2025, the remaining lease term was 2.4 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of December 31, 2025:

For the Year Ended December 31,	Amount
2026	$154,826
2027	159,471
2028	59,689
$373,986

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 8—FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per Basic Share Data
Net asset value at beginning of year	$6.68	$7.99	$7.39	$11.72	$15.14
Net investment loss(1)	(0.68)	(0.58)	(0.51)	(0.49)	(0.38)
Net realized gain/(loss) on investments(1)	1.37	(0.21)	(0.46)	(0.20)	8.46
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	<(0.01)	(0.01)	—	—	—
Net change in unrealized appreciation/(depreciation) of investments(1)	1.33	(0.79)	1.16	(3.72)	(2.39)
Dividends declared	(0.50)	—	—	(0.11)	(8.00)
Issuance of common stock from stock dividend	—	—	—	—	0.74
Issuance of common stock from public offering(1)	(0.03)	—	—	0.01	0.01
Issuance of common stock from conversion of 4.75% Convertible Notes due 2023(1)	—	—	—	—	(1.91)
Repurchase of common stock(1)	—	0.17	0.32	0.11	—
Stock-based compensation(1)	(0.08)	0.11	0.09	0.07	0.05
Net asset value at end of year	$8.09	$6.68	$7.99	$7.39	$11.72
Per share market value at end of year	$9.44	$5.88	$3.94	$3.80	$12.95
Total return based on market value(2)	69.05%	49.24%	3.68%	(69.45)%	60.05%
Total return based on net asset value(2)	28.59%	(16.40)%	8.12%	(36.01)%	30.25%
Shares outstanding at end of year	25,377,756	23,601,566	25,445,805	28,429,499	31,118,556
Ratios/Supplemental Data:
Net assets at end of year	$205,316,251	$157,572,086	$203,357,646	$210,020,702	$364,846,624
Average net assets	$192,289,541	$174,438,302	$207,608,591	$310,086,061	$396,209,139
Ratio of net operating expenses to average net assets(3)	9.46%	10.68%	9.70%	5.87%	2.88%
Ratio of net investment loss to average net assets(3)	(8.59)%	(8.00)%	(6.51)%	(4.76)%	(2.51)%
Portfolio Turnover Ratio	5.27%	13.73%	9.34%	4.31%	28.34%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends and equity issuances. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends and equity issuances.
(3)	For the year ended December 31, 2021, the Company excluded $100,274 of non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

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

December 31, 2025

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

As of December 31, 2025 and December 31, 2024, the Company recorded a deferred tax liability of $0. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

The Company has elected to be treated and qualifies annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code and, accordingly, is not subject to U.S. federal income tax on the portion of its taxable income that is distributed to stockholders. As a result, the Company does not record U.S. federal income tax expense at the RIC level.

The income tax expense presented below relates solely to the Company’s taxable subsidiaries, which are subject to U.S. federal and state corporate income taxes. The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years presented.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

	Year Ended December 31, 2025
Reconciling Item	Amount	Percentage
U.S. federal statutory income tax at 21%	$10,249,751	21.00%
Dividends-paid deduction / RIC qualification	(10,249,751)	(21.00)%
State and local income taxes, net of federal benefit	4,989	0.01%
Blocker corporation income taxes (refund)	(201,443)	(0.41)%
Nondeductible expenses and other, net	—	—%
Effective income tax expense	$(196,454)	(0.40)%

Cash paid for income taxes represents amounts paid by the Company’s taxable subsidiaries, as the Company’s RIC income is generally not subject to U.S. federal income tax. In accordance with ASU 2023-09, cash income taxes paid are disaggregated by jurisdiction for the years presented below.

Year Ended December 31, 2025
Amount
Federal	$—
Federal - Blocker Corporation	(201,443)
State	4,989
Total Cash Taxes Paid	$(196,454)

The following states individually make up greater than 5% and in the aggregate greater than 50% of the Company’s state taxes paid:

Year Ended December 31, 2025
Amount
California	$4,800
Total Cash Taxes Paid	$4,800

In accordance with ASU 2023-09, the following table presents income tax expense (benefit) by domestic federal, domestic state, and foreign sources.

Year Ended December 31, 2025
Amount
Federal	$—
Federal - Blocker Corporation	(201,443)
State	4,989
Total Income Tax Expense from Continuing Operations	$(196,454)

For the year ended December 31, 2025, all of the Company’s income (loss) before income taxes and income taxes (benefit) was attributable to domestic operations. The Company did not have any foreign income (loss) or foreign income tax expense (benefit) for the year.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2022–2024 for federal and New York and 2021–2024 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of December 31, 2025, there were no material interest or penalties incurred related to uncertain tax positions.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2025 and 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended December 31,
	2025	2024
Capital in excess of par value	$(20,177,179)	$(14,096,863)
Accumulated undistributed net investment loss	16,842,904	13,953,206
Accumulated net realized gains from investments	3,334,275	143,657

In general, the Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include nondeductible federal excise taxes and net operating losses, among other items.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions declared in the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$—	$—	$—
Long-term capital gain	12,253,448	—	—
Return of capital	—	—	—
Distributions on a tax basis	—	—	—

For federal income tax purposes, the tax cost of investments owned at December 31, 2025 and 2024, was $234,213,929 and $252,563,617, respectively. The gross unrealized appreciation and gross unrealized depreciation on investments owned at December 31, 2025 was $74,667,720 and $83,370,142, respectively, and on investments owned at December 31, 2024 was $31,354,369 and $74,537,243, respectively. The net unrealized appreciation/(depreciation) on investments owned at December 31, 2025 and 2024, was $(8,702,422) and $(43,182,874), respectively.

At December 31, 2025 and 2024, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly owned subsidiary corporations, and organizational expenses, as follows:

	Year Ended December 31,
	2025	2024
Undistributed ordinary loss	$—	$—
Accumulated net realized gains/(losses) on investments	262,211	(21,758,298)
Unrealized appreciation/(depreciation) on investments	(8,702,422)	(43,182,874)
Components of distributable earnings at year-end	$(8,440,211)	$(64,941,172)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of December 31, 2025 and December 31, 2024, the Company had deferred debt issuance costs of $187,676 and $468,562, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	2025	2024
Aggregate principal amount of 6.00% Notes due 2026	$35,829,825	$44,667,400
Direct deduction of deferred debt issuance costs	(187,676)	(468,562)
Total	$35,642,149	$44,198,838

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on December 31, 2025 and December 31, 2024 was $25.00 and $24.50 per note, respectively. As of December 31, 2025 and December 31, 2024, the fair value of the 6.00% Notes due 2026 was $35.8 million and $43.8 million, respectively.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

On August 6, 2024, the Company’s Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”), which allows the Company to repurchase up to $35.0 million of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026.

On October 29, 2025, the Company’s Board of Directors approved an extension of the discretionary note repurchase program (the “Note Repurchase Program”) which allows the Company to repurchase up to an additional $40.0 million or the remaining aggregate principal amount, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2025, the Company repurchased and retired $8.8 million aggregate principal amount of the 6.00% Notes due 2026. As of December 31, 2025, the dollar value of the 6.00% Notes due 2026 aggregate principal amount was approximately $35.8 million.

6.50% Convertible Notes due 2029

On August 14, 2024, the Company privately issued $25.0 million aggregate principal amount of its 6.50% Convertible Notes due 2029 (the “Initial Notes”) pursuant to a Notes Purchase Agreement, as Amended and Restated on December 12, 2025 (the “Notes Purchase Agreement”), between the Company and the purchaser identified therein (the “Purchaser”). On October 9, 2024, the Company issued an additional $5.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Additional Notes”), which are treated as a single series with the Initial Notes. On January 16, 2025, the Company issued $5.0 million in Additional Notes, which are treated as a single series with the Initial Notes and prior issuances of Additional Notes. As of December 31, 2025, $35.0 million of 6.50% Convertible Notes due 2029 had been issued.

The 6.50% Convertible Notes due 2029 bear interest at a rate of 6.50% per year, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on September 30, 2024. The 6.50% Convertible Notes due 2029 have a maturity date of August 14, 2029, unless previously repurchased, redeemed or converted in accordance with the terms of the Notes Purchase Agreement. The Company has the right to redeem the 6.50% Convertible Notes due 2029, in whole or in part, at any time or from time to time, on or after August 6, 2027, upon the fulfillment of certain conditions. The Company has determined that the Conversion Cap Cash Payment feature included in the Convertible Note is an embedded derivative that meets the equity classification criteria. As such, the feature is not bifurcated and is accounted for as part of the debt instrument, which is recorded at amortized cost. The Company continues to assess this feature to determine if a future event would require bifurcation.

The 6.50% Convertible Notes due 2029 are convertible into shares of our common stock at the Purchaser’s sole discretion at an initial conversion rate of 129.0323 shares of common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029, subject to adjustment as provided in the Notes Purchase Agreement. Effective as of July 21, 2025, the conversion rate applicable to the 6.50% Convertible Notes due 2029 was adjusted to $7.53 per share (132.7530 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029) from the initial conversion price of $7.75 per share (129.0323 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029), which had been effective since issuance. The adjustment to the conversion rate of the 6.50% Convertible Notes due 2029 was made pursuant to the Notes Purchase Agreement governing the 6.50% Convertible Notes due 2029 as a result of the Company’s cash dividend of $0.25 per share, paid on July 31, 2025 to stockholders of record as of the close of business on July 21, 2025. Effective as of November 21, 2025, the conversion rate applicable to the 6.50% Convertible Notes due 2029 was adjusted to $7.32 per share (136.5633 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029) from the most recent conversion price of $7.53 per share (132.7530 shares of the Company’s common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029), which had been effective since July 21, 2025. The adjustment to the conversion rate of the 6.50% Convertible Notes due 2029 was made pursuant to the Notes Purchase Agreement governing the 6.50% Convertible Notes due 2029 as a result of the Company’s cash dividend of $0.25 per share, paid on December 5, 2025 to stockholders of record as of the close of business on November 21, 2025.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The table below shows a reconciliation from the aggregate principal amount of 6.50% Convertible Notes due 2029 to the balance shown on the Consolidated Statements of Assets and Liabilities.

	2025	2024
Aggregate principal amount of 6.50% Convertible Notes due 2029	$35,000,000	$30,000,000
Direct deduction of deferred debt issuance costs	(868,491)	(948,592)
Total	$34,131,509	$29,051,408

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

Under the Second Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the year ended December 31, 2025, the Company granted 31,248 restricted shares to the Company’s non-employee directors pursuant to the Second Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 28, 2025, 48,192 restricted shares related to the 2024 non-employee director grants vested. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

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

During the year ended December 31, 2025, the Company granted 525,421 restricted shares to the Company’s officers pursuant to the Second Amended & Restated 2019 Equity Incentive Plan.

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $1,263,225 and $2,550,638, respectively, not including executive and employee forfeits. As of December 31, 2025 and December 31, 2024, there were approximately $8,012,148 and $4,333,337, respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following table summarizes the activities for the Company’s restricted share grants for the year ended December 31, 2025 under the Second Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2024(1)	532,136
Granted	697,169
Vested(2)	(217,132)
Forfeited	(55,000)
Outstanding as of December 31, 2025	957,173
Total vested since inception as of December 31, 2025	1,168,249

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement.The Second Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From January 1, 2026 through March 10, 2026, the Company made the following investments (not including capitalized transaction costs).

Portfolio Company	Investment	Transaction Date	Amount
Magnetar Opportunity 2025-4 LP (1)	Class A Interest	1/2/2026	$5,000,000
Total			$5,000,000

(1)	Magnetar Opportunity 2025-4 LP is a special purpose vehicle invested in TensorWave, Inc. On December 31, 2025, SuRo Capital committed up to $20.0 million to Magnetar Opportunity 2025-4 LP. As of March 10, 2026, $5.0 million of the $20.0 million capital commitment to Magnetar Opportunity 2025-4 LP had been funded. The remaining commitment of up to $15.0 million is subject to the satisfaction of certain conditions.

From January 1, 2026 through March 10, 2026, the Company exited or received proceeds from the following investments.

Portfolio Company	Transaction Date	Quantity	Average Net Share Price (1)	Net Proceeds	Realized Gain
GrabAGun Digital Holdings Inc. - Common Shares(2)	Various	106,580	$3.07	$327,016	$213,906
True Global Ventures 4 Plus Pte Ltd	3/5/2026	N/A	N/A	245,926	—
Total				$572,942	$213,906

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	As of March 10, 2026, we continue to hold 933,420 shares of GrabAGun Digital Holdings, Inc.

On February 26, 2026, SuRo Capital’s Whoop, Inc. SAFE Note converted into shares of Series G-2 Preferred Stock.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total Investment Income	$560,631	$459,269	$167,304	$499,094
Total Operating Expenses	6,230,531	3,914,084	3,889,464	4,160,863
Net Investment Loss	(5,669,900)	(3,454,815)	(3,722,160)	(3,661,769)
Net Realized Gain/(Loss) on Investments	6,832,098	5,196,799	21,212,611	(17,951)
Loss on Extinguishment of Debt	(5,342)	—	—	(15,873)
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(21,286,968)	5,675,109	44,837,619	2,888,878
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(20,130,112)	$7,417,093	$62,328,070	$(806,715)
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.80)	$0.30	$2.63	$(0.03)
Diluted	$(0.80)	$0.28	$2.23	$(0.03)
Weighted Average Common Shares Outstanding–Basic	25,212,863	24,371,533	23,728,095	23,571,840
Weighted Average Common Shares Outstanding–Diluted	25,212,863	28,989,579	28,244,225	23,571,840

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total Investment Income	$1,229,266	$888,717	$1,027,353	$1,528,091
Total Operating Expenses	5,094,153	4,096,590	4,682,978	4,750,993
Net Investment Loss	(3,864,887)	(3,207,873)	(3,655,625)	(3,222,902)
Net Realized Gain/(Loss) on Investments	9,146,884	(13,713,512)	(29,612)	(424,074)
Loss on Extinguishment of Debt	(38,424)	(145,244)	—	—
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(5,199,046)	11,614,384	(6,965,946)	(18,418,370)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$44,527	$(5,452,245)	$(10,651,183)	$(22,065,346)
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$—	$(0.23)	$(0.45)	$(0.87)
Diluted	$—	$(0.23)	$(0.45)	$(0.87)
Weighted Average Common Shares Outstanding–Basic	23,436,365	23,378,002	23,410,235	25,393,490
Weighted Average Common Shares Outstanding–Diluted	23,436,365	23,378,002	23,410,235	25,393,490

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total Investment Income	$2,459,734	$1,465,746	$1,372,218	$1,299,082
Total Operating Expenses	5,203,812	4,134,172	5,177,558	5,520,847
Net Investment Loss	(2,744,078)	(2,668,426)	(3,805,340)	(4,221,765)
Net Realized Gain/(Loss) on Investments	2,594,633	(1,461,281)	(13,270,199)	189,343
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(8,973,578)	29,323,067	1,455,515	8,648,931
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(9,123,023)	$25,193,360	$(15,620,024)	$4,616,509
Net Increase/(Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.36)	$0.99	$(0.60)	$0.16
Diluted	$(0.36)	$0.99	$(0.60)	$0.16
Weighted Average Common Shares Outstanding–Basic	25,251,921	25,351,306	25,952,447	28,378,529
Weighted Average Common Shares Outstanding–Diluted	25,251,921	25,351,306	25,952,447	28,378,529

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company had no controlled portfolio companies as of December 31, 2025. The Company’s controlled portfolio company as of December 31, 2024, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, as applicable; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

This annual report does not include an attestation report of our registered public accounting firm pursuant to the rules of the SEC.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(4)
Annual expenses (as a percentage of net assets attributable to common stock)(8):
Operating expenses	5.67	%(5)
Interest payments on borrowed funds	2.50	%(6)
Other expenses	0.70	%(7)
Total annual expenses	8.87%

(1)	In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses. Our common stockholders will bear, directly or indirectly, the expenses of any offering of our securities, including debt securities.
(3)	Under our DRIP, the plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by his or its written or telephonic notice to the plan administrator in advance of termination to have the plan administrator sell part or all of his or its shares and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus brokerage commission from the proceeds. The expenses of our DRIP are included in “Other expenses.”
(4)	The total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.
(5)	Operating expenses in this table represent estimated annual operating expenses based upon the actual annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2025. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(6)	We are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and, therefore, increases the risks associated with an investment in us. Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our outstanding 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029 as of December 31, 2025.
(7)	“Other expenses,” which we calculate to equal approximately $1.4 million, are estimated based upon actual “Other expenses” for the year ended December 31, 2025.
(8)	“Net assets attributable to common stock,” which we calculate to equal approximately $205.3 million, reflect our net assets for the year ended December 31, 2025.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$87	$229	$354	$623

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

Insider Trading Arrangements

During the fiscal year ended December 31, 2025, no director or officer of the Company entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Appointment of Chief Compliance Officer

On March 9, 2026, our Board of Directors appointed James Nash, age 45, to serve as our Chief Compliance Officer effective March 15, 2026, pursuant to an agreement between us and Adviser Compliance Associates, LLC (d/b/a “ACA Group”). Allison Green has served as our Chief Compliance Officer since March 2020.

Ms. Green currently serves, and will continue to serve, as Chief Financial Officer of the Company.

Mr. Nash serves as an Outsourced Chief Compliance Officer for ACA’s registered fund clients and has over 20 years of 1940 Act registered fund accounting, administration, legal and compliance experience. He has served as named CCO for multiple registered fund complexes including exchange-traded funds, traditional open-end mutual funds and closed-end funds, and is a frequent contributor to fund industry legal and compliance commentary. Mr. Nash joined ACA as a Director, Fund Chief Compliance Officer in 2016.  Prior to joining ACA, he served as a Regulatory Administration Advisor with JPMorgan, providing comprehensive regulatory, compliance and fund governance support to registered fund clients. Mr. Nash’s prior experience includes supervisory roles with State Street and Pioneer Investments, where he gained operational experience in fund accounting, financial reporting and administration.  He received his BA in Economics from Boston University, his JD from Suffolk University Law School and is licensed to practice law in the Commonwealth of Massachusetts.

There are no family relationships between Mr. Nash and any of the directors or executive officers of the Company, and there are no transactions in which Mr. Nash has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Mr. Nash and any other person pursuant to which Mr. Nash was appointed as an officer of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in the 2026 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information required by Item 11 will be contained in the 2026 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in the 2026 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2026 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in the 2026 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(1)	Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference.

(2)	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Form of Common Stock Certificate(5)
4.2	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(6)
4.3	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(7)
4.4	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.3)(7)
4.5	Description of Securities(8)
10.1	Dividend Reinvestment Plan(1)
10.2	SuRo Capital Corp. Amended and Restated 2019 Equity Incentive Plan(9)
10.3	SuRo Capital Corp. Second Amended and Restated 2019 Equity Incentive Plan(10)
10.4	Form of SuRo Capital Corp. Restricted Stock Agreement (Non-Employee Directors)(9)
10.5	Form of SuRo Capital Corp. Restricted Stock Agreement (Employees and Officers)(9)
10.6	Form of SuRo Capital Corp. Non-Qualified Stock Option Award(9)
10.7	Custody Agreement, dated April 19, 2023, by and between the Registrant and Western Alliance Trust Company, N.A., as Custodian.(14)
10.8	Form of Indemnification Agreement by and between the Company and each of its directors(1)
10.9	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Mark D. Klein(11)
10.10	Second Amended and Restated Employment Agreement, dated April 26, 2021, by and between Sutter Rock Capital Corp. and Allison Green(11)

10.11	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated March 10, 2022, by and between SuRo Capital Corp. and Allison Green(8)
10.12	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated November 28, 2023, by and between SuRo Capital Corp. and Mark D. Klein(17)
10.13	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated November 28, 2023, by and between SuRo Capital Corp. and Allison Green(17)
10.14	Amendment No. 2 to Second Amended and Restated Employment Agreement, dated May 29, 2025, by and between SuRo Capital Corp. and Mark D. Klein(18)
10.15	Amendment No. 3 to Second Amended and Restated Employment Agreement, dated May 29, 2025, by and between SuRo Capital Corp. and Allison Green(18)
10.16	At-the-Market Sales Agreement dated as of July 29, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(12)
10.17	Amendment No.1 to the At-the-Market Sales Agreement, dated as of September 23, 2020, by and among SuRo Capital Corp., BTIG LLC, JMP Securities LLC, and Ladenburg Thalmann & Co., Inc.(13)
10.18	Amendment No. 2 to the At-the-Market Sales Agreement, dated as of November 8, 2024, by and among SuRo Capital Corp., BTIG, LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., and Barrington Research Associates, Inc.(19)
10.19	Notes Purchase Agreement, dated August 6, 2024, by and between the Registrant and the purchaser party thereto(20)
10.20	Amended and Restated Notes Purchase Agreement, dated December 12, 2025, by and between the Registrant and the purchaser party thereto*
14.1	Code of Ethics(15)
14.2	Code of Business Conduct and Ethics(16)
19.1	Insider Trading Policy*
21.1	List of Subsidiaries (Included in the notes to the consolidated financial statements contained in this report)*
23.1	Consent of Marcum LLP*
23.2	Consent of CBIZ CPAs P.C.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	SuRo Capital Corp. Dodd-Frank Compensation Recoupment Policy(17)
99.1	Report of Marcum LLP regarding the Senior Securities table*
99.2	Report of CBIZ CPAs P.C. regardiing the Senior Securities Table*
99.3	Report of Deloitte & Touche LLP regarding the Senior Securities table(6)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175655), filed on September 20, 2011, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020 and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021 and incorporated by reference herein.

(8)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022 and incorporated by reference herein.

(9)	Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-239662) filed on July 2, 2020, and incorporated by reference herein.

(10)	Previously filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-287921) filed on June 10, 2025, and incorporated by reference herein.

(11)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on May 6, 2021 and incorporated by reference herein.

(12)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 3, 2020 and incorporated by reference herein.

(13)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on September 23, 2020 and incorporated by reference herein.

(14)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on April 20, 2023 and incorporated by reference herein.

(15)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 16, 2023 and incorporated by reference herein.

(16)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 13, 2020 and incorporated by reference herein.

(17)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852), filed on March 14, 2024 and incorporated by reference herein.

(18)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on May 30, 2025, and incorporated by reference herein.

(19)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on November 8, 2024 and incorporated by reference herein.

(20)	Previously filed in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on August 8, 2024 and incorporated by reference herein.

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	March 11, 2026	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2026	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2026	By:	/s/ Mark D. Klein
Mark D. Klein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2026	By:	/s/ Allison Green
Allison Green Chief Financial Officer, Chief Compliance Officer, Treasurer, and Corporate Secretary (Principal Financial and Accounting Officer)

Date: March 11, 2026	By:	/s/ Leonard A. Potter
Leonard A. Potter Director

Date: March 11, 2026	By:	/s/ Ronald M. Lott
Ronald M. Lott Director

Date: March 11, 2026	By:	/s/ Marc Mazur
Marc Mazur Director

Date: March 11, 2026	By:	/s/ Lisa Westley
Lisa Westley Director

Date: March 11, 2026	By:	/s/ Richard Szuch
Richard Szuch Director

